Form 10QSB
period 2005-09-30
Cryoport, Inc.
filed 2005-12-23
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _____________________________  to __________________________

Commission File Number: 000-51578

CryoPort, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

451 Atlas Street Brea, California, 92821
(Address of principal executive offices)
(714) 256-6100
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐
As of December 20, 2005 the Company had 29,943,697 shares of its $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEET

ASSETS	September 30, 2005
(Unaudited)
Current assets:
Cash	$273,017
Accounts receivable, net	54,034
Inventories	200,477
Prepaid expenses and other current assets	9,000
Total current assets	536,528

Fixed assets, net	95,509
Intangible assets, net	12,322

$644,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$206,585
Accrued expenses	105,476
Accrued warranty costs	65,996
Accrued salaries	345,177
Current portion of related party notes payable	15,000
Current portion of note payable	24,000
Total current liabilities	762,234

Related party notes payable and accrued interest, net of current portion	1,635,633
Note payable, net of current portion	37,440

Total liabilities	2,435,307

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 29,907,697 shares issued and outstanding	29,908
Additional paid-in capital	4,579,785
Accumulated deficit	(6,400,641)
Total stockholders’ deficit	(1,790,948)

$644,359

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net sales	$23,723	$56,182	$146,216	$122,409
Cost of sales	110,636	127,417	254,592	335,821
Gross loss	(86,913)	(71,235)	(108,376)	(213,412)

Operating expenses:
Selling, general and administrative	319,610	134,803	588,374	276,962
Research and development	65,198	9,726	144,552	21,791
Total operating expenses	384,808	144,529	732,926	298,753
Loss from operations	(471,721)	(215,764)	(841,302)	(512,165)

Other expense:
Interest expense	(21,196)	(21,203)	(42,549)	(42,013)
Loss on disposition of assets	—	—	—	(1,826)
Total other expense	(21,196)	(21,203)	(42,549)	(43,839)

Loss before income taxes	(492,917)	(236,967)	(883,851)	(556,004)

Income taxes	—	—	—	—

Net loss	$(492,917)	$(236,967)	$(883,851)	$(556,004)

Net loss available to common stockholders per common share:

Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Basic and diluted weighted common average shares outstanding	29,855,017	16,171,374	29,793,906	14,880,665

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(883,851)	$(556,004)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,454	46,328
Bad debt expense	25,000	—
Loss on disposal of assets	—	1,826
Estimated fair value of stock options issued to consultants
Changes in operating assets and liabilities:	17,280	31,288
Accounts receivable	(34,487)	(27,171)
Inventories	(49,497)	15,939
Prepaid expenses and other current assets	42,118	(3,736)
Accounts payable	43,601	(19,556)
Accrued expenses	1,436	1,055
Accrued warranty costs	(4,504)	19,314
Accrued salaries	98,746	10,454
Accrued interest	41,566	41,232

Net cash used in operating activities	(657,138)	(439,031)

Cash flows used in investing activities:
Purchases of fixed assets	(39,700)	(10,505)

Cash flows from financing activities:
Proceeds from borrowings under notes payable	—	145,000
Repayment of notes payable	(6,000)	(3,864)
Proceeds from issuance of common stock, net of issuance costs of $32,340	255,660	315,342

Net cash provided by financing activities	249,660	456,478

Net change in cash	(447,178)	6,942

Cash, beginning of period	720,195	6,083

Cash, end of period	$273,017	$13,025

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$800	$800

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 1 – MANAGEMENT’S REPRESENTATION

The consolidated financial statements included herein have been prepared by Cryoport, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended March 31, 2005.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was originally incorporated under the name G.T.5-Limited on May 25, 1990 as a Nevada Corporation. The Company was engaged in the business of designing and building exotic body styles for automobiles compatible with the vehicle’s existing chassis.

On March 15, 2005, the Company entered into a Share Exchange Agreement (the “Agreement”) with Cryoport Systems, Inc. (“Cryoport Systems”), a California corporation, and its stockholders whereby the Company acquired all of the issued and outstanding shares of Cryoport Systems in exchange for 24,108,105 shares of its common stock (which represents approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems was originally formed in 1999 as a California limited liability company and was reorganized into a California corporation on December 11, 2000. Cryoport Systems was founded to capitalize on servicing the transportation needs of the growing global “biotechnology revolution”. Effective March 16, 2005, the Company changed its name to Cryoport, Inc. The transaction was recorded as a reverse acquisition.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The principal focus of the Company is to develop a line of disposable (or one-way) dry cryogenic shippers for the transport of biological materials. These materials include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, reproductive tissues, infectious substances and other items that require continuous exposure to cryogenic temperature (less than -150°C). The Company currently manufactures a line of reusable cryogenic dry shippers. These primarily serve as vehicles for the development of the cryogenic technology that supports the disposable product development but also are essential components of the infrastructure that supports testing and research activities of the pharmaceutical and biotechnology industries. The Company’s mission is to provide cost effective packaging systems for biological materials requiring, or benefiting from, a cryogenic temperature environment over an extended period of time.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant continuing losses from operations through September 30, 2005. As of September 30, 2005, the Company’s accumulated deficit was $6,400,641 and the Company had a working capital deficit of $225,706. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity funding sources. However, no assurance can be given that additional capital, if needed will be available when required or upon terms acceptable to the Company or that the company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, allowances for inventory obsolescence, accrued warranty costs, valuation of deferred tax assets and product liability reserves.

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2005, the Company had approximately $153,000 of balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable at September 30, 2005, is net of reserves for doubtful accounts and sales returns of $29,996. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe, Latin America and Canada. Foreign sales are primarily under non-exclusive distribution agreements with international distributors. During the six month periods ended September 30, 2005 and 2004, the Company had foreign sales of approximately $51,000 and $29,000, respectively, which constituted approximately 35% and 24%, respectively, of net sales.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The majority of the Company’s customers are in the bio-tech and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related party notes payable, payables, accrued expenses and a note payable to a third party. The carrying value for all such instruments, except the related party notes payable, approximates fair value at September 30, 2005 based on their related short-term maturities. The fair value of related party notes payable is not determinable as the transactions are with related parties.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Furniture and fixtures7 years	7 years
Machinery and equipment5-7 years	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets

Patents and Trademarks

Patents and trademarks are amortized, using the straight-line method, over their estimated useful life of five years.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2005, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Accrued Warranty Costs

Estimated costs of the Company’s standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the standard warranty are charged to the accrual as incurred.

The following represents the activity in the warranty accrual account during the six month period ended September 30:

	2005	2004

Beginning warranty accrual	$70,500	$31,875
Increase in accrual (charged to cost of sales)	12,750	31,064
Charges to accrual (product replacements)	(17,254)	(11,750)

Ending warranty accrual	$65,996	$51,189

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB 104. The Company recognizes revenue when products are shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of the sale. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling fees and costs are included in cost of sales.

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the six month periods ended September 30, 2005 and 2004, the Company expensed approximately $26,000 and $5,000 respectively, in advertising costs.

Research and Development Expenses

The Company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Emerging Issue Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee options granted or vesting during the three and six month periods ended September 30, 2005 and 2004 were issued at or above the fair market value of the Company’s common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2005	2004	2005	2004

Net loss as reported	$(492,917)	$(236,967)	$(883,851)	$(556,004)

Deduct:
Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(12,237)	(30,832)	(24,674)	(61,664)
Pro forma net loss	$(505,154)	$(267,799)	$(908,525)	$(617,668)
Basic and diluted loss per share
- as reported	$(0.02)	$(0.01)	$(0.03)	$(0.04)
Basic and diluted loss per share
- pro forma	$(0.02)	$(0.02)	$(0.03)	$(0.04)

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 9).

Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method for stock options and warrants would have resulted in an increase of 3,255,211 shares for the six month periods ended September 30, 2005 and no change for the six month period ended September 30, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating whether the adoption of SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB 25. The Company will be required to apply Statement 123(R) in 2006. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets - an amendment of APB Opinion No 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an impact on its financial condition or results of operations.

NOTE 3 – INVENTORIES

Work in process and finished goods include material, labor and applied overhead. Inventories at September 30, 2005 consist of the following:

Raw materials	$128,447
Work in process	48,122
Finished goods	23,908
$200,477

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at September 30, 2005:

Furniture and fixtures	$22,982
Machinery and equipment	435,152
Leasehold improvements	15,611
473,745
Less accumulated depreciation and amortization	(378,236)
$95,509

Depreciation and amortization expense for fixed assets for the six month periods ended September 30, 2005 and 2004 was $41,131 and $41,702, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2005:

Assets subject to amortization:
Patents and trademarks	46,268
Less accumulated amortization	(33,946)
$12,322

Amortization expense for intangible assets for the six month periods ended September 30, 2005 and 2004 was $4,323 and $4,626, respectively. All of the Company’s intangible assets are subject to amortization. Estimated future amortization is approximately $8,700 annually.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company becomes a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s consolidated financial condition or results of operations.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. In connection with its business merger, the Company has indemnified the merger candidate for certain claims arising from the failure of the Company to perform any of its representation or obligations under the agreements. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

NOTE 7 – NOTES PAYABLE

The Company has a non-interest bearing note payable to a third party lender for $77,304, which was due in April 2003. The Company is currently making monthly payments of $2,000 as agreed with the third party lender. As of September 30, 2005, the remaining unpaid balance was $61,440.

As of September 30, 2005, the Company had $1,369,500 in outstanding unsecured indebtedness owed to five related parties including current and former board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for total monthly principal payments of $2,500, which increase by $2,500 every six months to a maximum of $10,000 beginning April 1, 2006. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related party interest expense under these notes was $42,549 and $42,013 for the six months ended September 30, 2005 and 2004, respectively. Accrued interest, which is included in notes payable in the accompanying consolidated balance sheet, related to these notes amounted to $281,133 as of September 30, 2005.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 8 – EQUITY

In June 2005, 50,000 warrants were exercised at a price of $0.30 per share.

In June 2005, 71,592 shares were issued pursuant to a cashless warrant exercise of 82,134 warrants.

As of September 30, 2005, the Company had 1,700,123 warrants outstanding and exercisable at a weighted average exercise price of $0.75 per warrant.

In August 2005, the Company entered into agency agreements with various brokers to raise funds in a private placement offering of common stock under Regulation D. In connection with these agreements, during the six months ended September 30, 2005 the Company issued 78,000 shares of the Company’s common stock to investors at a price of $3.50 per share for gross proceeds of $273,000 to the Company, net of issuance costs of $32,340.

During the six months ended September 30, 2005 and 2004, compensation expense from the vesting of options issued to non-employees totaled $17,280 and $31,288, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 9 – LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the six month periods ended September 30:

	2005	2004
Numerator for basic and diluted earnings per share:
Net loss available to common stockholders	$(883,851)	$(556,004)

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	29,793,906	14,880,665

Net loss per common share available to common stockholder	$(0.03)	$(0.04)

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2005 and 2004

NOTE 10 – SUBSEQUENT EVENTS

In August 2005, the Company entered into agency agreements with various brokers to raise funds in a private placement offering of common stock under Regulation D. In connection with these agreements, subsequent to September 30, 2005, 36,000 additional shares of the Company’s common stock were sold to investors at a price of $3.50 per share for gross proceeds of $126,000 to the Company, net of issuance costs of $16,380.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This Form 10-QSB contains forward-looking statements within the definition of the Private Securities Litigation Reform Act of. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include quarterly and yearly fluctuations in results, the progress of research and the development of that research and the other risks detailed from time to time in the Company’s reports, including this filing. These forward-looking statement speak only as the date hereof, and should not be given undue reliance. Actual results may vary significantly.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations, cash flows and stockholders’ deficit for each of the three and six months ended September 30, 2005 and 2004, and the related notes thereto (see Item 1 Financial Statements) as well as the audited financial statements of the Company as of March 31, 2005 and for the years ended March 31, 2005 and 2004. This discussion contains forward-looking statements, within the definition of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2005 and 2004 financial statements, the Company has incurred recurring losses from operations and has a stockholders’ deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

There are significant uncertainties which negatively affect the Company’s operations. These are principally related to (i) the limited distribution network for the Company’s reusable product line, (ii) the early stage development of the Company’s one-way product, (iii) the absence of any commitment or firm orders from key customers in the Company’s target markets for the reusable or the one-way shippers, (iv) the success in bringing products concurrently under development to market with the Company’s key customers. Moreover, there is no assurance as to when, if ever, the Company will be able to conduct the Company’s operations on a profitable basis. The Company’s limited sales to date for the Company’s reusable product, the lack of any purchase requirements in the existing distribution agreements and those currently under negotiations, make it impossible to identify any trends in the Company’s business prospects. There is no assurance the Company will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company.

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $883,851 and $556,004 for the six month periods ended September 30, 2005 and 2004 respectively. In addition, at September 30, 2005 the Company’s accumulated deficit was $6,400,641 and the Company had a negative working capital deficit of $225,706. The management recognizes that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.

We anticipate that unless we are able to raise or generate proceeds of at least $3,000,000 within the next 12 months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at the desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues or future funding can support expansion.

In order to continue as a going concern, management has begun taking the following steps:

1)
Obtaining additional capital through a private placement offering initiated in August 2005, of common stock under Regulation D. Management anticipates that the proceeds from this offering will provide over 24 months of operating capital.

2)	Negotiating with a manufacturing and distribution partner for the one-way product to generate additional revenues through licensing fees.

3)
Maintaining minimal operating expenditures through stringent cost containment measures. The Company’s largest expenses relate to personnel and meeting the legal and reporting requirements of a public company.

4)	Utilizing part-time consultants, and asking employees to manage multiple roles and responsibilities whenever possible to keep operating costs low.

5)
Requiring that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as all or part of their compensation in an effort to minimize monthly cash flow. With this strategy the Company has established a critical mass of experienced business professionals capable of taking the Company forward.

6)
Cautiously and gradually adding key sales, marketing, engineering, scientific and operating personnel only as necessary to help expand the Company’s product offerings in the reusable and one-way cryogenic shipping markets, leading it to additional revenues and profits.

7)	Adding other expenses such as customer service, administrative and operations staff only commensurate with increased revenues.

8)	Focusing current research and development efforts only on development, production and distribution of the one-way shipper.

Due to the ongoing nature of this research, the Company is unable to ascertain with certainty the total estimated completion dates and costs associated with all phases of this research. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the six months ended September 30, 2005 and 2004, research and development costs were $144,552 and $21,791, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employees benefits and costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases the Company’s estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of the Company’s financial statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of the Company’s receivables at least quarterly. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Inventory. The Company writes down the Company’s inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

Impairment of Long-Lived Assets. The Company assesses the recoverability of the Company’s long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Accrued Warranty Costs. The Company estimates the costs of the standard warranty, included with the reusable shippers at no additional cost to the customer for a period up to one year. These estimated costs are recorded as accrued warranty costs at the time of product sale.

Revenue Recognition. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2005:

Net Sales. During the three months ended September 30, 2005, the Company generated $23,723 from reusable shipper sales compared to revenues of $56,182 in the same period of the prior year, a decrease of $32,459 (57.8%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the recent quarter to the introduction of the one-way shipper, anticipated for release in early calendar year 2006, into the biotech industry sector. Additionally, product manufacturing upgrades slowed production activities and average sales unit prices during the three month period ended September 30, 2005 were lower than that of the same period of the prior year due to the change in the industry sales mix.

Gross Profit/Loss. Gross loss for the three month period ended September 30, 2005 increased by $15,678 (22.0%) to $86,913 compared to $71,235 for the six month period ended September 30, 2004. The increase in the gross loss is mainly attributable to the decreased revenues as a result of lower sales volumes.

Cost of sales for the three month period ended September 30, 2005 decreased to $110,636 from $127,417 for the three month period ended September 30, 2004 primarily as the result of lower unit sales volumes and material costs. During both periods cost of sales exceeded sales due to plant under utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $184,807 (137%) to $319,610 for the three month period ended September 30, 2005 as compared to $134,803 for the three month period ended September 30, 2004 due mainly to: (i) increased sales and marketing costs of $93,419 related to increased trade shows, travel and consultant expenses, (ii) increased general and administrative costs of $91,388 related to increased regulatory costs including additional legal and accounting fees related to the share exchange agreement and public filing costs.

Research and Development Expenses. Research and development expenses increased by $55,472 (570%) to $65,198 for the three month period ended September 30, 2005 as compared to $9,726 for the three month period ended September 30, 2004 related to the significant increase in the development activity on the one-way product expected for release in early calendar year 2006.

Net Loss. As a result of the factors described above, the net loss for the three months ended September 30, 2005 increased by $255,950 (108%) to $492,917 or ($0.02) per share compared to $236,967 or ($0.02) per share for the three months ended September 30, 2004.

Six months ended September 30, 2005 compared to six months ended September 30, 2004:

Net Sales. During the six months ended September 30, 2005 the Company generated $146,216 from reusable shipper sales compared to revenues of $122,409 in the same period of the prior year, an increase of $23,807 (19.4%). The increase is primarily due to increased sales penetration into the biotech and pharmaceutical markets for the Company’s reusable shippers.

Gross Profit/Loss. Gross loss for the six month period ended September 30, 2005 decreased by $105,036 (49.2%) to $108,376 compared to $213,412 for the six month period ended September 30, 2004. The decrease in the gross loss is due to the increased sales combined with increased production overhead efficiencies and plant utilization.

Cost of sales for the six month period ended September 30, 2005 decreased to $254,592 from $335,821 for the six month period ended September 30, 2004 as the result of increased plant utilization and production efficiency and lower warranty costs. During both periods cost of sales exceeded sales due to plant underutilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $311,412 (112%) to $588,374 for the six month period ended September 30, 2005 as compared to $276,962 for the six month period ended September 30, 2004 due mainly to: (i) increased sales and marketing costs of $133,306 related to increased trade shows, travel and consultant expenses, (ii) increased general and administrative costs of $178,106 related to increased regulatory costs including additional legal and accounting fees related to the share exchange agreement and public filing costs.

Research and Development Expenses. Research and development expenses increased by $122,761 (563%) to $144,552 for the six month period ended September 30, 2005 as compared to $21,791 for the six month period ended September 30, 2004 related to the significant increase in the development activity on the one-way product expected for release in early calendar year 2006.

Net Loss. As a result of the factors described above, the net loss for the six months ended September 30, 2005 increased by $327,847 (59.0%) to $883,851 or ($0.03) per share compared to $556,004 or ($0.04) per share for the six months ended September 30, 2004.

Assets and Liabilities

At September 30, 2005, the Company had total assets of $644,359 compared to total assets of $1,080,428 at March 31, 2005, a decrease of $436,069 (40.4%). Cash was $273,017 as of September 30, 2005, a decrease of $447,178 (62.1%) from $720,195 in cash on hand as of March 31, 2005. During the six month period cash used in operations of $657,139, and cash used to purchase equipment of $39,700, were offset by cash provided by financing activities of $249,660. As of November 10, 2005, the Company’s cash on hand was approximately $158,339.

Net accounts receivable at September 30, 2005 was $54,034, an increase of $9,487 (21.3%) from $44,547 at March 31, 2005. This increase is due to the increase in customer balances over 90 days which have been partially offset by an increase to the bad debt reserve. Inventories increased $49,497 (32.8%), to $200,477 as of September 30, 2005, from $150,980 as of March 31, 2005. The increase in inventories is due to the lower than anticipated sales of the reusable product during the second quarter.

Net fixed assets totaled $95,509 at September 30, 2005 compared to $96,940 at March 31, 2005, a decrease of $1,430 (1.0%). The increase is attributable to purchases during the six months ended September 30, 2005, including $27,777 of manufacturing equipment to increase automation of the reusable product line and to increase capacity in anticipation of production of the one-way product currently in development, $7,711 of leasehold improvement for electrical upgrades required for capacity and safety purposes and $4,214 of office furniture and computers. These purchases were offset by depreciation and amortization in the amount of $41,132. Intangible assets decreased to $12,322 at September 30, 2005 from $16,648 at March 30, 2005 as a result of amortization in the amount of $4,322 for the six months ended September 30, 2005.

Total liabilities at September 30, 2005 were $2,435,307, an increase of $174,844 (7.7%) from $2,260,463 as of March 31, 2005. Accounts payable was $206,585 at September 30, 2005, an increase of $43,600 (26.8%) from $162,985 at March 31, 2005. The increase is primarily due to the payment cycle of trade payables relating to the increase in inventory. Accrued expenses increased $1,436 (1.4%) to $105,476 at September 30, 2005 from $104,040 at March 31, due to an increase in accrued legal fees.

Accrued warranty costs decreased $4,504 (6.4%) to $65,996 at September 30, 2005 from $70,500 due to $17,257 of product replacement costs charged to the accrual offset by $12,750 increased to the accrual for product sales during the six month period ended September 30, 2005. Accrued salaries were $345,177 at September 30, 2005, an increase of $98,746 (40.1%) from $246,431 at March 31, 2005. This increase is due to the increases in accrued management bonus and accrued vacation during the six months ended September 30, 2005.

Current portion of related party notes payable increased $15,000 to $15,000 at September 30, 2005 due to the payments scheduled on these notes beginning April 1, 2006. Current portion of notes payable of $24,000 at September 30, 2005 had no change from March 31, 2005. Long term related party notes payable increased $26,566 (1.7%) to $1,635,633 at September 30, 2005 from $1,609,067 at March 31, 2005 due to $41,566 in interest for the six month period ended September 30, 2005 offset by $15,000 allocated to the current portion of related party notes payable. Long term notes payable decreased $6,000 to $37,440 at September 30, 2005 from $43,440 at March 31, 2005 as a result of payments made against the note.

Liquidity and Capital Reserves

As of September 30, 2005 the Company’s current assets of $536,528 exceeded its current liabilities of $762,234 by $225,706. Approximately 45% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total assets decreased to $644,359 at September 30, 2005 from $1,080,428 at March 31, 2005 as a result of funds used in operating activities and capital acquisitions, partially offset by cash received from the sale of common stock funds used in operating activities.

The Company’s total outstanding indebtedness increased to $2,435,307 at September 30, 2005 from $2,260,463 at March 31, 2005 primarily from the increases in accrued interest for notes payable which was partially offset by a decrease in current liabilities from the reduction in operating payables.

The Company does not expect to incur any material capital expenditures until sales volumes increase substantially. Any required future capital expenditures for manufacturing equipment for the launch of the one-way product will be funded out of future revenues or additional equity.

Item 3. Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures on our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter now well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Unregistered Sales of Equity Securities

In June 2005, 50,000 warrants were exercised at a price of $0.30 per share. Also in June 2005, 71,592 shares were issued at a price of $0.75 per share pursuant to a cashless warrant exercise of 82,134 warrants.

In August 2005, the Company entered into Agency Agreements with various brokers to raise funds in a private placement offering of common stock under Regulation D. In connection with these agreements, during the six months ended September 30, 2005 the Company issued 78,000 shares of the Company’s common stock to investors at a price of $3.50 per share for gross proceeds of $273,000 to the Company, net of issuance costs of $32,340. Subsequent to September 30, 2005, 36,000 additional shares of the Company’s common stock were sold to investors at a price of $3.50 per share for gross proceeds of $126,000 to the Company, net of issuance costs of $16,380.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.

Date: December 21, 2005	By:	/s/ Peter Berry
PETER BERRY, CEO, President

Date: December 21, 2005	By:	/s/ Dee S. Kelly
DEE S. KELLY, Vice President, Finance