Form 10QSB
period 2005-12-31
Cryoport, Inc.
filed 2006-02-13
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

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

Yes ☑ No ☐
As of February 10, 2006 the Company had 30,066,696 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEET

December 31,
ASSETS	(Unaudited)
Current assets:
Cash	$41,387
Accounts receivable, net	47,825
Inventories	189,863
Prepaid expenses and other current assets	13,770

Total current assets	292,845
Fixed assets, net	79,211
Intangible assets, net	10,531

$382,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$174,160
Accrued expenses	105,619
Accrued warranty costs	61,962
Accrued salaries	274,858
Current portion of related party notes payable	30,000
Current portion of note payable	24,000
Total current liabilities	670,599

Related party notes payable and accrued interest, net of current portion	1,637,703
Note payable, net of current portion	35,440

Total liabilities	2,343,742

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,943,697 shares issued and outstanding	29,944
Additional paid-in capital	4,698,011
Accumulated deficit	(6,689,110)
Total stockholders' deficit	(1,961,155)

$382,587

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net sales	$11,225	$85,652	$157,441	$208,061
Cost of sales	47,513	117,862	302,105	453,684

Gross loss	(36,288)	(32,210)	(144,664)	(245,623)

Operating expenses:
Selling, general and administrative	178,222	163,269	766,595	440,230
Research and development	56,674	16,075	201,226	37,866

Total operating expenses	234,896	179,344	967,821	478,096

Loss from operations	(271,184)	(211,554)	(1,112,485)	(723,719)

Other expense:
Interest expense	(17,285)	(20,917)	(59,833)	(62,931)
Loss on disposition of assets	--	--	--	(1,826)

Total other expense	(17,285)	(20,917)	(59,833)	(64,757)

Loss before income taxes	(288,469)	(232,471)	(1,172,318)	(788,476)

Income taxes	--	--	--	--

Net loss	$(288,469)	$(232,471)	$(1,172,318)	$(788,476)

Net loss available to common stockholders per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Basic and diluted weighted average common shares outstanding	29,932,467	21,417,486	29,840,498	17,150,401

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,172,318)	$(788,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,895	63,735
Bad debt expense	25,000	--
Loss on disposal of assets	--	1,826
Estimated fair value of stock options issued to consultants	25,920	46,932
Changes in operating assets and liabilities:
Accounts receivable	(28,278)	(38,475)
Inventories	(38,883)	23,850
Prepaid expenses and other current assets	37,348	3,012
Accounts payable	11,175	(153,948)
Accrued expenses	1,579	1,419
Accrued warranty costs	(8,538)	28,971
Accrued salaries	28,427	15,813
Accrued interest	58,636	61,848

Net cash used in operating activities	(994,037)	(733,493)

Cash flows used in investing activities:
Purchases of fixed assets	(42,051)	(8,247)

Cash flows from financing activities:
Proceeds from borrowings under notes payable	--	145,000
Repayment of notes payable	(8,000)	(6,864)
Proceeds from issuance of common stock, net of issuance costs of $48,720	365,280	708,826

Net cash provided by financing activities	357,280	846,962

Net change in cash	(678,808)	105,222

Cash, beginning of period	720,195	6,083

Cash, end of period	$41,387	$111,305

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$--	$--
Income taxes	$800	$800

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 1 - MANAGEMENT’S REPRESENTATION

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

Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended March 31, 2005 included in Form 10-SB/A2 filed on January 26, 2006.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was originally incorporated under the name G.T.5-Limited on May 25, 1990 as a Nevada Corporation. The Company was engaged in the business of designing and building exotic body styles for automobiles compatible with the vehicle’s existing chassis.

On March 15, 2005, the Company entered into a Share Exchange Agreement (the “Agreement”) with Cryoport Systems, Inc. (“Cryoport Systems”), a California corporation, and its stockholders whereby the Company acquired all of the issued and outstanding shares of Cryoport Systems in exchange for 24,108,105 shares of its common stock (which represents approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems was originally formed in 1999 as a California limited liability company and was reorganized into a California corporation on December 11, 2000. Cryoport Systems was founded to capitalize on servicing the transportation needs of the growing global “biotechnology revolution”. Effective March 16, 2005, the Company changed its name to Cryoport, Inc. The transaction was recorded as a reverse acquisition, and as a result, the accompanying financial statements reflect the historical results of Cryoport Systems for all periods presented.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant continuing losses from operations through December 31, 2005. As of December 31, 2005, the Company’s accumulated deficit was $6,689,110, and the Company had a working capital deficit of $377,754. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2005, the Company had no bank balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable at December 31, 2005, is net of reserves for doubtful accounts and sales returns of $29,996. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe, Latin America and Canada. Foreign sales are primarily under non-exclusive distribution agreements with international distributors. During the nine month periods ended December 31, 2005 and 2004, the Company had foreign sales of approximately $64,000 and $52,000, respectively, which constituted approximately 41% and 25%, respectively, of net sales.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The majority of the Company’s customers are in the bio-tech and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related party notes payable, payables, accrued expenses and a note payable to a third party. The carrying value for all such instruments approximates fair value at December 31, 2005. The difference between the fair value and recorded values of the related party notes payable is not significant.

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

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Furniture and fixtures	7 years
Machinery and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets

Patents and Trademarks

Patents and trademarks are amortized, using the straight-line method, over their estimated useful life of five years.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2005, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Accrued Warranty Costs

Estimated costs of the Company’s standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the standard warranty are charged to the accrual as incurred.

The following represents the activity in the warranty accrual account during the nine month periods ended December 31:

	2005	2004

Beginning warranty accrual	$70,500	$31,875
Increase in accrual (charged to cost of sales)	13,286	45,221
Charges to accrual (product replacements)	(21,824)	(16,250)

Ending warranty accrual	$61,962	$60,846

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the nine month periods ended December 31, 2005 and 2004, the Company expensed approximately $47,000 and $9,000 respectively, in advertising costs.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee options granted or vesting during the three and nine month periods ended December 31, 2005 and 2004 were issued at or above the fair market value of the Company’s common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss as reported	$(288,469)	$(232,471)	$(1,172,318)	$(788,476)

Deduct:
Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(12,237)	(30,831)	(37,011)	(92,495)

Pro forma net loss	$(300,706)	$(263,302)	$(1,209,329)	$(880,971)

Basic and diluted loss per share
- as reported	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Basic and diluted loss per share
- pro forma	$(0.01)	$(0.01)	$(0.04)	$(0.05)

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 9).

Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method for stock options and warrants would have resulted in an increase of 3,319,745 shares for the nine month period ended December 31, 2005 and no change for the nine month period ended December 31, 2004.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 3 - INVENTORIES

Work in process and finished goods include material, labor and applied overhead. Inventories at December 31, 2005 consist of the following:

Raw materials	$120,891
Work in process	53,291
Finished goods	15,681

$189,863

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company becomes a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 4 - COMMITMENTS AND CONTINGENCIES, continued

coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s consolidated financial condition or results of operations.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. In connection with its business merger, the Company indemnified the other party for certain claims arising from the failure of the Company to perform any of its representation or obligations under the agreements. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 5 - NOTES PAYABLE

The Company has a non-interest bearing note payable to a former vendor for an original amount of $77,304, which was due in April 2003. The Company is currently making monthly payments up to $2,000 as agreed with the former vendor. As of December 31, 2005, the remaining unpaid balance was $59,440.

As of December 31, 2005, the Company had $1,369,500 in outstanding unsecured indebtedness owed to five related parties including current and former board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for total monthly principal payments of $2,500, which increase by $2,500 every six months to a maximum of $10,000 beginning April 1, 2006. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related party interest expense under these notes was $59,833 and $62,931 for the nine months ended December 31, 2005 and 2004, respectively. Accrued interest, which is included in notes payable in the accompanying consolidated balance sheet, related to these notes amounted to $298,203 as of December 31, 2005.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 6 - EQUITY

In June 2005, 50,000 warrants were exercised at a price of $0.30 per share.

In June 2005, 71,592 shares were issued pursuant to a cashless warrant exercise of 82,134 warrants.

As of December 31, 2005, the Company had 1,700,123 warrants outstanding and exercisable at a weighted average exercise price of $0.75 per warrant.

In August 2005, the Company entered into agency agreements with various brokers to raise funds in a private placement offering of common stock under Regulation D. In connection with these agreements, during the nine months ended December 31, 2005 the Company issued 114,000 shares of the Company’s common stock to investors at a price of $3.50 per share for gross proceeds of $399,000 to the Company, net of issuance costs of $48,720.

During the nine months ended December 31, 2005 and 2004, compensation expense from the vesting of options issued to non-employees totaled $25,920 and $46,932, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 7 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and nine month periods ended December 31:

	For Three Months Ended		For Nine Months Ended
	December 31,		December 31,
	2005	2005	2005	2005
Numerator for basic and diluted earnings per share:
Net loss available to common stockholders	$(288,469)	$(232,471)	$(1,172,318)	$788,476)

Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	29,932,467	21,417,486	29,840,498	17,150,401

Net loss per common share available to common stockholders	$(0.01)	$(0.01)	$(0.04)	$(0.05)

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2005 and 2004

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company sold 13,000 additional shares of common stock to investors at a price of $3.50 per share for gross proceeds of $45,500 to the Company, net of issuance costs of $5,915. These funds were raised in connection with a private placement offering of common stock under Regulation D (see Note 6).

In January and February 2006, 109,999 outstanding warrants were exercised by independent investors at an average price of $0.36 per share for gross proceeds of $40,000 to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This 10-QSB contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB to be filed by the Company in fiscal year 2006. These forward-looking statements should not be used to make an investment decision

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and cash flows for each of the three and nine months ended December 31, 2005 and 2004, and the related notes thereto (see Item 1 Financial Statements) as well as the audited financial statements of the Company as of March 31, 2005 and for the years ended March 31, 2005 and 2004. This discussion contains forward-looking statements, within the definition of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results during fiscal year 2006 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2005 and 2004 financial statements, the Company has incurred recurring losses from operations and has a stockholders’ deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

There are significant uncertainties which negatively affect the Company’s operations. These are principally related to (i) the limited distribution network against strong competition for the Company’s reusable product line, (ii) the early stage development of the Company’s one-way product, (iii) limited sales in the Company’s target markets for the reusable shippers, (iv) the success in bringing products concurrently under development to market with the Company’s key customers. Moreover, there is no assurance as to when, if ever, the Company will be able to conduct the Company’s operations on a profitable basis. The Company’s limited sales to date for the Company’s reusable product, the lack of any purchase requirements in the existing distribution agreements and those currently under negotiations, make it impossible to identify any trends in the Company’s business prospects. There is no assurance the Company will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company.

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $1,172,318 and $788,476 for the nine month periods ended December 31, 2005 and 2004 respectively. In addition, at December 31, 2005 the Company’s accumulated deficit was $6,689,110 and the Company had a negative working capital deficit of $377,754. The management recognizes that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.

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

In order to continue as a going concern, management has begun taking the following steps:

1)
Continuing to obtain additional capital through a private placement offering, initiated in August 2005, of common stock under Regulation D. Management anticipates that the proceeds from this offering will provide over 18 to 24 months of operating capital.

2)
Continuing to maintain minimal operating expenditures through stringent cost containment measures. The Company’s largest expenses relate to personnel and meeting the legal and reporting requirements of a public company.

3)	Utilizing part-time consultants and asking employees to manage multiple roles and responsibilities whenever possible to keep operating costs low.

4)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as all or part of their compensation in an effort to minimize monthly cash flow. With this strategy the Company has established a critical mass of experienced business professionals capable of taking the Company forward.

5)
Cautiously and gradually adding key sales, marketing, engineering, scientific and operating personnel only as necessary to help expand the Company’s product offerings in the reusable and one-way cryogenic shipping markets, leading it to additional revenues and profits.

6)	Adding other expenses such as customer service, administrative and operations staff only commensurate with increased revenues.

7)	Focusing current research and development efforts only on development, production and distribution of the one-way shipper.

Due to the ongoing nature of this research, the Company is unable to ascertain with certainty the total estimated completion dates and costs associated with all phases of this research. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the nine months ended December 31, 2005 and 2004, research and development costs were $201,226 and $37,866, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employees benefits and costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases the Company’s estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Specific sensitivity of each of the estimates and assumptions to change based on other outcomes that are reasonably likely to occur and would have a material effect is identified individually in each of the discussions of the critical accounting policies described below. Should the Company experience significant changes in the estimates or assumptions which would cause a material change to the amounts used in the preparation of the Company’s financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

The Company believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of the Company’s financial statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of the Company’s receivables at least quarterly. Such costs of allowance for doubtful accounts is subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. Inventory reserve costs are subject to estimates made by the company based on historical experience, inventory quantities, age of inventory and any known expectations for product changes. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

Impairment of Long-Lived Assets. The Company assesses the recoverability of the Company’s long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Manufacturing fixed assets are subject to obsolescence potential as result of changes in customer demands, manufacturing process changes and changes in materials used. The Company is not currently aware of any such changes that would cause impairment to the value of its manufacturing fixed assets.

Accrued Warranty Costs. The Company estimates the costs of the standard warranty, included with the reusable shippers at no additional cost to the customer for a period up to one year. These estimated costs are recorded as accrued warranty costs at the time of product sale. These estimated costs are subject to estimates made by the Company based on the historical actual warranty costs, number of products returned for warranty repair and length of warranty coverage.

Revenue Recognition. Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded. Products are generally sold with right of warranty repair for a one year period but with no right of return. Estimated costs of warranty repairs are recorded as accrued warranty costs as described above. Products shipped to customers for speculation purposes are not considered sold and no revenue is recorded by the Company until sales acceptance is acknowledged by the customer.

Results of Operations

Three months ended December 31, 2005 compared to three months ended December 31, 2005:

Net Sales. During the three months ended December 31, 2005, the Company generated $11,225 from reusable shipper sales compared to revenues of $85,652 in the same period of the prior year, a decrease of $74,427 (86.9%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the recent quarter to the introduction of the one-way shipper, anticipated for release in early calendar year 2006, into the biotech industry sector. Additionally, product manufacturing upgrades for the reusable line of shippers continued to slow production activities.

Gross Loss. Gross loss for the three month period ended December 31, 2005 increased by $4,078 (12.7%) to $36,288 compared to $32,210 for the three month period ended December 31, 2004. The increase in the gross loss is attributable to the decreased revenues as a result of lower sales volumes.

Cost of sales for the three month period ended December 31, 2005 decreased $70,349 (59.7%) to $47,513 from $117,862 for the three month period ended December 31, 2004 primarily as the result of lower unit sales volumes and material costs. During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14,953 (9.2%) to $178,222 for the three month period ended December 31, 2005 as compared to $163,269 for the three month period ended December 31, 2004 due mainly to: (i) increased sales and marketing costs by $37,918 related to increased trade shows, travel and consultant expenses, offset partially by; (ii) decreased general and administrative costs of $22,965 related to reductions in the estimated management bonus accrued for the current year.

Research and Development Expenses. Research and development expenses increased by $40,599 (253%) to $56,674 for the three month period ended December 31, 2005 as compared to $16,075 for the three month period ended December 31, 2004 related to the significant increase in the development activity on the one-way product expected for release in early calendar year 2006.

Net Loss. As a result of the factors described above, the net loss for the three months ended December 31, 2005 increased by $55,998 (24.1%) to $288,469 or ($0.01) per share compared to $232,471 or ($0.01) per share for the three months ended December 31, 2004.

Nine months ended December 31, 2005 compared to nine months ended December 31, 2004:

Net Sales. During the nine months ended December 31, 2005 the Company generated $157,441 from reusable shipper sales compared to revenues of $208,061 in the same period of the prior year, a decrease of $50,620 (24.3%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the recent quarter to the introduction of the one-way shipper, anticipated for release in early calendar year 2006, into the biotech industry sector. Additionally, product manufacturing upgrades continued to slow production activities.

Gross Loss. Gross loss for the nine month period ended December 31, 2005 decreased by $100,959 (41.1%) to $144,664 compared to $245,623 for the nine month period ended December 31, 2004. The decrease in the gross loss is due to increased production overhead efficiencies as a result of the Company’s cost containment efforts.

Cost of sales for the nine month period ended December 31, 2005 decreased $151,579 (33.4%) to $302,105 from $453,684 for the nine month period ended December 31, 2004 as the result of increased production overhead efficiencies as a result of the Company’s cost containment efforts. During both periods, cost of sales exceeded sales due to plant underutilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $326,365 (74.1%) to $766,595 for the nine month period ended December 31, 2005 as compared to $440,230 for the nine month period ended December 31, 2004 due mainly to: (i) increased sales and marketing costs by $171,923 related to increased trade shows, travel and consultant expenses, and; (ii) increased general and administrative costs by $154,442 related to increased regulatory compliance costs including additional legal and accounting fees related to the share exchange agreement and public filings.

Research and Development Expenses. Research and development expenses increased by $163,360 (431%) to $201,226 for the nine month period ended December 31, 2005 as compared to $37,866 for the nine month period ended December 31, 2004 related to the significant increase in the development activity on the one-way product expected for release in early calendar year 2006.

Net Loss. As a result of the factors described above, the net loss for the nine months ended December 31, 2005 increased by $383,842 (48.7%) to $1,172,318 or ($0.04) per share compared to $788,476 or ($0.05) per share for the nine months ended December 31, 2004.

Assets and Liabilities

At December 31, 2005, the Company had total assets of $382,587 compared to total assets of $1,080,428 at March 31, 2005, a decrease of $697,841 (64.6%). Cash was $41,387 as of December 31, 2005, a decrease of $678,808 (94.3%) from $720,195 in cash on hand as of March 31, 2005. During the nine month period, cash decreased by $678,808 as a result of cash used in operations of $994,037, combined with cash used to purchase equipment of $42,051, offset by cash provided by financing activities of $357,280. As of February 7, 2006, the Company’s cash on hand was approximately $36,057.

Net accounts receivable at December 31, 2005 was $47,825, an increase of $3,278 (7.4%) from $44,547 at March 31, 2005. This increase is due to the increase in customer balances over 90 days which have been partially offset by an increase to the bad debt reserve. Inventories increased $38,883 (25.8%), to $189,863 as of December 31, 2005, from $150,980 as of March 31, 2005. The increase in inventories is due to the Company’s shift in its sales and marketing focus to the introduction of the one-way shipper, anticipated for release in early calendar year 2006 which resulted in lower sales of the reusable product during the second and third fiscal year quarters.

Net fixed assets totaled $79,211 at December 31, 2005 compared to $96,940 at March 31, 2005, a decrease of $17,729 (18.3%). The decrease is attributable depreciation of $59,780 for the nine month period which was partially offset by fixed asset purchases of $42,051 including $27,201 of manufacturing equipment to increase automation of the reusable product line and to increase capacity in anticipation of production of the one-way product currently in development, $7,711 of leasehold improvement for electrical upgrades required for capacity and safety purposes and $7,139 of office furniture and computers. Intangible assets decreased to $10,531 at December 31, 2005 from $16,648 at March 31, 2005 as a result of amortization in the amount of $6,117 for the six months ended December 31, 2005.

Total liabilities at December 31, 2005 were $2,343,742 an increase of $83,279 (3.7%) from $2,260,463 as of March 31, 2005. Accounts payable was $174,160 at December 31, 2005, an increase of $11,175 (6.9%) from $162,985 at March 31, 2005. The increase is primarily due to the payment cycle of trade payables relating to the increase in inventory and increase in accounting fees for regulatory compliance. Accrued expenses increased $1,579 (1.5%) to $105,619 at December 31, 2005 from $104,040 at March 31, 2005 due to an increase in accrued legal fees. Accrued warranty costs decreased $8,538 (12.1%) to $61,962 at December 31, 2005 from $70,500 due to $21,284 of product replacement costs charged to the accrual offset by $13,286 increased to the accrual for product sales during the nine month period ended December 31, 2005. Accrued salaries were $274,858 at December 31, 2005, an increase of $28,427 (11.53%) from $246,431 at March 31, 2005. This increase is due to additional management bonus accrued for bonuses earned during the nine months ended December 31, 2005.

Current portion of related party notes payable increased $30,000 to $30,000 at December 31, 2005 due to the payments scheduled on these notes beginning April 1, 2006. Current portion of notes payable of $24,000 at December 31, 2005 had no change from March 31, 2005. Long term related party notes payable increased $28,636 (1.8%) to $1,637,703 at December 31, 2005 from $1,609,067 at March 31, 2005 due to $58,636 in interest for the nine month period ended December 31, 2005 offset by $30,000 allocated to the current portion of related party notes payable. Long term notes payable decreased $8,000 to $35,440 at December 31, 2005 from $43,440 at March 31, 2005 as a result of payments made against the note.

Liquidity and Capital Resources

As of December 31, 2005 the Company’s current liabilities of $670,599 exceeded its current liabilities of $292,845 by $377,754. Approximately 41% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total assets decreased $697,841 to $382,587 at December 31, 2005 from $1,080,428 at March 31, 2005 as a result of funds used in operating activities and capital acquisitions, partially offset by cash received from the sale of common stock funds used in operating activities.

The Company’s total outstanding indebtedness increased to $2,343,742 at December 31, 2005 from $2,260,463 at March 31, 2005 primarily from the increases in accrued interest for notes payable which was partially offset by a decrease in current liabilities from the reduction in operating payables.

The Company does not expect to incur any material capital expenditures until sales volumes increase substantially. Any required future capital expenditures for manufacturing equipment for the launch of the one-way product will be funded out of future revenues or additional equity.

See “Going Concern” section above for discussion of management’s plans regarding liquidity and capital resources.

Item 3. Controls and Procedures

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Vice President of Finance concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and our Vice President of Finance, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s management, including the Chief Executive Officer and Vice President of Finance, does not expect that our disclosure controls and procedures on our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter now well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Recent Sales of Unregistered Equity Securities

During the nine month period ended December 31, 2005, 50,000 warrants were exercised by independent investors at a price of $0.30 per share. Additionally, 71,592 shares were issued at a price of $0.75 per share pursuant to a cashless warrant exercise of 82,134 warrants.

In August 2005, the Company entered into agency agreements with various brokers to raise funds in a private placement offering of common stock under Regulation D. In connection with these agreements, during the nine months ended December 31, 2005 the Company issued 114,000 shares of the Company’s common stock to investors at a price of $3.50 per share for gross proceeds of $399,000 to the Company, net of issuance costs of $48,720.

Subsequent to December 31, 2005, 13,000 additional shares of the Company’s common stock were sold to investors under Regulation D at a price of $3.50 per share for gross proceeds of $45,500 to the Company, net of issuance costs of $5,915. In addition, 109,999 warrants were exercised by independent investors subsequent to December 31, 2005, at an average price of $0.36 per share for gross proceeds of $40,000 to the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Vice President of Finance

32.1 Certification Pursuant to 18 U.S.C. Sec.1350 of Chief Executive Officer

32.2 Certification Pursuant to 18 U.S.C. Sec.1350 of Vice President of Finance

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.

Dated: February 10, 2006	By:	/s/ Peter Berry
PETER BERRY, CEO, President

Dated: February 10, 2006	By:	/s/ Dee S. Kelly
DEE S. KELLY, Vice President of Finance