Form 10KSB
period 2006-03-31
Cryoport, Inc.
filed 2006-07-14
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________  to ______________

Commission File Number: 000-51578

CryoPort, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 Atlas Street, Brea, California	92821
(Address of principal executive offices)	(ZipCode)

(714) 256-6100
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Title of each exchange on which registered

Common Stock, $.001 par value	Pink Sheets

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐ No ☑

The issuer’s revenue for the fiscal year ended March 31, 2006 was $152,298.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The market value of the voting stock held by non-affiliates of the issuer as of June 12, 2006 was approximately $75,221,740.

As of June 12, 2006 the Company had 30,088,696 shares of its $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Inapplicable.

Transitional Small Business Disclosure Format (check one)

 Yes ☐ No ☑

PART I

In this registration statement the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its wholly owned subsidiary CryoPort Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

THE COMPANY HAS MADE SOME STATEMENTS IN THIS REGISTRATION STATEMENT, INCLUDING SOME UNDER “BUSINESS”, “RISK FACTORS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS,” AND ELSEWHERE, WHICH ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY DISCUSS THE COMPANY’S FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF ITS PLAN OF OPERATION OR FINANCIAL CONDITION OR STATE OTHER FORWARD-LOOKING INFORMATION. IN THIS REGISTRATION STATEMENT, FORWARD-LOOKING STATEMENTS ARE GENERALLY IDENTIFIED BY WORDS SUCH AS “ANTICIPATE”, “PLAN”, “BELIEVE”, “EXPECT”, “ESTIMATE”, AND THE LIKE. FORWARD-LOOKING STATEMENTS INVOLVE FUTURE RISKS AND UNCERTAINTIES, AND THERE ARE FACTORS THAT COULD CAUSE ACTUAL RESULTS OR PLANS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE STATEMENTS. THE FORWARD LOOKING INFORMATION IS BASED ON VARIOUS FACTORS AND IS DERIVED USING NUMEROUS ASSUMPTIONS. A READER, WHETHER INVESTING IN THE COMPANY’S SECURITIES OR NOT, SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REGISTRATION STATEMENT. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER FROM PROJECTIONS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

•	THE SUCCESS OR FAILURE OF MANAGEMENT’S EFFORTS TO IMPLEMENT THE COMPANY’S PLAN OF OPERATIONS;
•	THE COMPANY’S ABILITY TO FUND ITS OPERATING EXPENSES;
•	THE COMPANY’S ABILITY TO COMPETE WITH OTHER COMPANIES THAT HAVE A SIMILAR PLAN OF OPERATION;
•	THE EFFECT OF CHANGING ECONOMIC CONDITIONS IMPACTING THE COMPANY’S PLAN OF OPERATION; AND
•	THE COMPANY’S ABILITY TO MEET THE OTHER RISKS AS MAY BE DESCRIBED IN ITS FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1. DESCRIPTION OF BUSINESS.

We are a cryogenic transport container company, involved in the safe transport of biological specimens at frozen and cryogenic temperatures of minus 160° centigrade. While over the past years most of our sales have been derived from the sale of our reusable product line, the Company’s long term potential and prospects will come from the one-way line of products which have been in development over the past couple of years.

Overview:

The principal focus of the Company is to develop a line of disposable (or one-way) dry cryogenic shippers for the transport of biological materials. A dry cryogenic shipper is a device that uses liquid nitrogen which is contained inside a vacuum insulated bottle as a refrigerant to provide storage temperatures below minus 160° centigrade. The dry shipper is designed such that there can be no pressure build up as the liquid nitrogen evaporates, or spillage of liquid nitrogen. A foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container. Biological specimens are stored in a “well” inside the container and refrigeration is provided by cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system. Biological specimens transported using the cryogenic shipper can include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, semen and embryos, infectious substances and other items that require continuous exposure to frozen or cryogenic temperature (less than -150°C).

The Company currently manufactures a line of reusable cryogenic dry shippers. These primarily serve as vehicles for the development of the cryogenic technology that supports the disposable product development but also are essential components of the infrastructure that supports testing and research activities of the pharmaceutical and biotechnology industries. The Company’s mission is to provide cost effective packaging systems for biological materials requiring, or benefiting from, a frozen or cryogenic temperature environment over an extended time period by introducing to market a cost effective disposable/one-time use cryogenic shipper. The conventional concept of cryogenic shipping employs the use of a high cost shipping container, used multiple times over multiple years. The Company plans to introduce the disposable/one-time product manufactured from alternative, lower cost materials, which eliminates the need to replenish the refrigerant during the shipping process resulting in lower overall operating costs. The Company’s intended future product is designed for one-time use with or without a disposable capability. Both methodologies eliminate the need to replenish the refrigerant during transport.

The Company’s production line incorporates innovative technologies developed for aerospace and other industries to develop products that are more cost effective, easier to use and more functional than the traditional dry ice devices and methods currently used for the shipment of temperature-sensitive materials.

The proposed disposable products are planned to share many of the characteristics and basic design details of the currently available reusable products. The expected shared characteristics include general geometry and shape, similar liquid capacities and similar thermal performance characteristics. As a result, much of the market experience gained from the sale of these products is directly relevant to the usage characteristics of the proposed disposable products. There are two general sizes planned. A larger size of approximately 5 liters capacity, based on a product that has been produced for 4 years, is planned for shipping larger quantities of material and / or for use when longer holding times are required. A smaller size of approximately 1 liter capacity is planned for unit dose shipments, or small quantity shipments, that are direct to the end user and thus require shorter holding times. Because the shipment quantity is fairly small, a shorter holding time capability does not admit an unacceptable financial risk of product loss. The basis of the migration from reusable status to disposable status is primarily one of cost and disposability which requires a generally lower cost product. Lower cost is achieved from higher production quantities, from lower cost materials and from automated manufacturing methods. The currently ongoing development related to these items is principally focused on material properties, particularly those properties related to the low temperature requirement and the vacuum retention characteristics; i.e., permeability of the materials. Several different metallic and polymeric materials have been subjected to testing to this point. One non-traditional material has been qualified and is available for production subject to the demand for higher production quantities that will justify the capital investment. Other materials are currently being evaluated for long term vacuum retention characteristics by analyzing permeation properties. These are long term tests that are being conducted by a commercial, well known laboratory. Further on steps that are required to successfully market the products to a broad spectrum of potential customers are largely related to a perceived need to customize the product characteristics to specific customer’s requirements. This can only be accomplished once the potential customer is identified and preliminary discussions are begun relative to the specific needs of that customer. Items potentially involved at this stage include the required holding time, the required product capacity, the impacts of the distribution environment from in plant packing to end use unpacking. We believe that each potential customer may have a specific set of needs that can be satisfied from a catalog like listing of the generic characteristics of the planned products. Other advances additional to the development work on the cryogenic container include both an improved liquid nitrogen retention system and a secondary protective packaging system. This secondary system has a low cost that lends itself to disposal. Further, it adds an additional liquid nitrogen retention capability to further assure compliance with IATA and ICAO regulations that prohibit egress of liquid nitrogen from the shipping package

The Company currently occupies approximately 8,000 square feet of manufacturing and office space in Brea, California and has five full-time employees and ten consultants.

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2006 and 2005 financial statements, the Company has incurred recurring losses from operations and has a stockholders’ deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. See page 34, “Management’s Discussion and Analysis or Plan of Operation” for further discussion.

History:

The Company was originally incorporated under the name G.T.5-Limited on May 25, 1990 as a Nevada corporation. The Company’s original focus was to engage in the business of designing and building exotic body styles for automobiles compatible with the vehicle’s existing chassis. The Company provided a series of hand molded body style products that were based on the chassis designs of the Ford Mustang, Pantera, Ford Cobra and Ferrari Daytona Spider. The Company’s goal was to provide customers with a cost effective solution to developing a great look to their own vehicles without the high costs associated with buying very expensive new vehicles. Acceptance of the Company’s concept never materialized, and revenues during the past few years declined. In 2004, the Company did not have any revenues. As a result, the foregoing operations were discontinued. In January 2005, the Company’s board of directors determined that it would be in its best interests, and that of its shareholders, to find a suitable acquisition candidate.

In March 2005, the Company entered into a Share Exchange Agreement with CryoPort Systems, Inc., a California corporation, and its stockholders, pursuant to which the Company acquired all of the issued and outstanding shares of CryoPort Systems, Inc. in exchange for 24,108,105 shares of the Company’s common stock (which represented approximately 81% of its total issued and outstanding shares of common stock following the close of the transaction). The exchange price was reached through discussions between CryoPort Systems, Inc.’s board of directors and stockholders, and GT-5 Limited’s board of directors and major stockholders, taking into account supply and demand factors as well as the historical share prices to non-insiders of each company. The acquisition was a transaction involving the cashless exchange of shares only. In connection with this transaction, the Company changed its name to CryoPort, Inc., effective March 16, 2005. In addition, the Company’s then directors and officers resigned, and the directors and officers of CryoPort Systems were elected to fill the vacancies created by such resignations.

CryoPort Systems, Inc., was originally formed in California in 1999 as a limited liability company and was reorganized into a California corporation in December 2000. CryoPort Systems, Inc. was founded in 1999 principally to capitalize on servicing the transportation needs of the growing global “biotechnology revolution”.

Our Products

The Company’s Current Product Line:

Reusable Cryogenic Dry Vapor Shippers. The Company has developed three lines of reusable cryogenic dry vapor shippers which the Company believes solve the specific problems in, and are responsive to the evolving needs of the market place of temperature-critical, frozen and refrigerated transport of biologicals. This line of shippers is capable of maintaining cryogenic temperatures of minus 150 or less, for up to 10 days.

These products, which are in full production at the Company’s Brea, California facility, consist of the AR1000, the DG1000 and the DS650. The DG1000 is designed for shipping biological material classified as dangerous goods by IATA standards. This shipper is IATA certified for the shipment of Class 6.2 Dangerous Goods. The AR1000 is utilized primarily in the veterinary and human assisted reproduction markets. This shipper may be used where packaging of the biological material need not comply with IATA Packing Instructions 602 or 650. The DS650 is utilized for the shipment of specimens for diagnosis, treatment or evaluation of disease that must conform to the IATA 650 packaging standards. The Company has recently introduced a soft case for the same cryogenic Dewar; identified as the PSX1000 and the PS1000. These units are smaller, lighter in weight, and more easily handled than the units described above. The PSX shippers are also certified to IATA Packing Instruction 602 and 650.

These shippers are lightweight, low-cost, re-usable vapor phase liquid nitrogen storage containers that combine the best features of packaging, cryogenics and high vacuum technology. Each of these three shippers is composed of an aluminum metallic Dewar flask, with a well for holding the biological material in the inner chamber. A Dewar flask, or “thermos bottle,” is an example of a practical device in which the conduction, convection and radiation of heat are reduced as much as possible. A high surface, low density open cell plastic foam material surrounds the inner chamber for retaining the liquid nitrogen in-situ by absorption, adsorption and surface tension. Absorption is defined as the taking up of matter in bulk by other matter, as in dissolving of a gas by a liquid, whereas adsorption is the surface retention of solid, liquid or gas molecules, atoms or ions by a solid or liquid. This material absorbs LN2 up to six times faster than currently used materials, while providing the shipper with a hold time and capacity to transport biological materials safely and conveniently. The annular space between the inner and outer Dewar chambers is evacuated to a very high vacuum (10-6 Torr). The specimen-holding chamber has a primary cap to enclose the specimens, and a removable and replaceable secondary cap to further enclose the specimen holding container and to contain the LN2. The entire Dewar vessel is then wrapped in a plurality of insulating and cushioning materials and placed either in a hard plastic shipper shell, or in a ballistic nylon soft shell outer case with a hinged lid, as with the Company’s PSX1000.

The Company believes the above product configuration satisfies the needs of the markets that require the temperature-critical, frozen and refrigerated transport of biological materials, such as pharmaceutical clinical trials, gene biotechnology, infectious materials handling, and animal and human reproduction. Due to the Company’s unique proprietary technology and innovative design, its shippers are less prone to losing functional hold time when not kept in an upright position than the competing products. The Company’s continuing R&D efforts are expected to lead to the introduction of smaller size units constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to offer disposable or limited use cryogenic packages.

Materials to be transported in the AR1000 shipper are typically placed in a canister that is lowered into the well of the shipper, which is held in place by the cap and neck tube. The materials to be transported in the DG1000 and DS650 shippers are placed in a bio-cartridge, which in turn is placed in a leak proof plastic bag. The canister, or vial holder, and its contents are surrounded by cold LN2 vapor from the saturated absorbent filler.

An important feature of the DG1000, DS650 and the PSX shippers is their compliance with the stringent packaging requirements of IATA Packing Instructions 602 and 650, respectively. These instructions include the internal pressure (hydraulic) and drop performance requirements. The Company believes its shippers were the first cost-effective cryogenic shippers to comply with these regulations, which it hopes will substantially enhance product acceptance, and facilitate its marketing efforts for both its reusable shippers and its planned disposable shippers.

Biological Material Holders for Infectious and Dangerous Goods. The Company has also developed a patented containment bag which is used in connection with the shipment of infectious or dangerous goods. The inner packaging of the DG1000 shipper contains watertight primary receptacles (one and one-half millimeter vials.) Up to five vials are then placed onto aluminum holders and up to fifteen holders (75 vials) are placed into an absorbent pouch, designed to absorb the entire contents of all the vials in the event of leakage. This pouch containing up to 75 vials is then placed in a watertight secondary packaging plastic bag capable of withstanding cryogenic temperatures, and then sealed. This entire package is then placed in a unique, patented, secondary containment bag, which is a plastic film based material, critical to the function of the overall cryogenic package. These bags use a pressure-sensitive adhesive closure much like a common overnight courier envelope. As a result, these bags are inherently disposable, one-use-only. This bag is then placed into the well of the cryogenic shipper.

Artificial Insemination Canisters. The Company has also developed an artificial insemination canister for use with its AR1000 shipper. Semen straws, which resemble the familiar plastic stirrers for hot beverages and are similar in size, come in two sizes, based on volume - one-half cc and one-quarter cc. These straws are sealed at both ends and placed in small cylindrical “goblets” that are in turn placed into a twelve-inch long cane. Fifteen canes can be placed in the metallic cylindrical canister that fits within the well of the shipper. The canister has a flexible handle and separate vapor plug. Straws can also be stored in bulk in 65mm diameter goblets in two layers using a disposable canister or via the use of a lifter. With the disposable canister or lifter, up to 720 ½ cc or 1600 ¼ cc straws can be stored in the AR1000.

The Company’s Future Products:

The Company’s continuing R&D efforts are expected to lead to the introduction of smaller size units constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to offer disposable or limited use cryogenic packages.

The transition from a reusable shipper to a one-way shipper is planned during mid calendar year 2006 and will be accomplished initially by a simple reduction in the size of existing materials, the simplification of the outer protective shipping package and the use of established manufacturing practices. Subsequently, in order to enable higher volume production, alternate materials which are processed differently will be employed, with anticipated substantial cost reductions to be made to both the inner cryogenic Dewar and the outer integrated shipping case, while maintaining most of the Company’s proven, current manufacturing methods. This product will then be transitioned to a fully disposable one-way shipper with an appropriate recycling program. The one-way shipper will employ alternate materials of construction, which will further enable both higher mass manufacturing and additional cost reduction opportunities.

The Company’s driving logic in developing a one-way shipper is:

•
To make the cost of the cryogenic package less than, or equal to, the total cost of ownership (on a one time use basis including return shipping and handling) of a reusable unit depending on the ultimate capacity and hold time of the shipper.

•	To create the opportunity to ultimately offer a seamless “bio-express” courier service to the Company’s target markets via its strategic partners.

Our Strategy:

The Company’s present objective is to leverage its proprietary technology and developmental expertise to design, develop, manufacture and sell cryogenic shipping devices. The key elements of its strategy include:

Expand the Company’s product offerings to address growing markets. Given the need for a temperature-sensitive shipping device that can cost effectively be used, the Company is diligently working to develop a disposable or one-time use shipping device that performs as well as its reusable shippers to eliminate the need for a return shipment and the costs associated therewith as well as eliminate any loss of specimen viability during the shipping process.

Expand the Company’s marketing and distribution channels. The Company’s products serve the shipping needs of companies across a broad spectrum of industries on a growing international level. It is the Company’s goal to establish those contacts necessary to achieve a broader distribution of its products.

Establish strategic partnerships. In order to expedite the Company’s time to market and increase its market presence, the Company is currently negotiating to establish strategic alliances to facilitate the manufacture, promotion and distribution of its products, including establishing alliances with shipping container manufacturers (both cryogenic and dry ice), integrated express companies, and freight forwarding companies.

Sales and Marketing:

The Company currently has an internal sales and marketing group which manages both its direct sales efforts and its third party resellers, which include Air Liquide and SCA Thermosafe. The Company also has relationships with several other distributors and agents. The Company’s current distribution channels cover the Americas, Europe and Asia. The Company has no distributors or agents that account for greater than 10% of overall sales volumes other than our independent South American sales agent. All agreements are non-exclusive with the exception of our South American sales agent. The Company’s South American agent is CryoPort Systems Ltda. in Sao Paulo, Brazil and all South American revenues reported have been generated by this agent in the Brazilian market. The Company’s current effective agreement with CryoPort Systems, Ltda. is an exclusive, ten year agreement, expiring on August 9, 2011, which provides a 17% commission payable for all sales in the countries of South America (see Exhibit 10.1.8). Subsequent to March 31, 2006, the Company accepted the request for termination of its contractual arrangement with CryoPort Systems, Ltda as its independent South American sales agent, as a result of CryoPort Systems, Ltda’s decision to close its business in Brazil.

The Company’s geographical sales for the year ended March 31, 2006 were as follows:

USA	63.8%
South America	14.4%
Europe	14.4%
Other North America	5.5%
Asia	2.0%

Customer Base:

The Company believes that the primary customers for its dry vapor shippers (both reusable and the future one-way shippers) are concentrated in the following markets for the following reasons:

•	Pharmaceutical clinical trials
•	Gene biotechnology
•	Transport of infectious materials and dangerous goods

•	Pharmaceutical distribution
•	Artificial insemination and embryo transfer in animals; and
•	Human assisted reproduction artificial insemination

Pharmaceutical Clinical Trials. Every pharmaceutical company developing a new drug that must be approved by the Food and Drug Administration conducts clinical trials to, among other things, test the safety and efficacy of the potential new drug. In connection with the clinical trials, the companies may enroll patients from all over the world who regularly submit a blood specimen at the local hospital, doctor’s office or laboratory. These samples are then sent to the specified testing laboratory, which may be local or in another country. The testing laboratories will typically set the requirements for the storage and shipment of blood specimens. While domestic shipping of these specimens is sometimes accomplished adequately using dry ice, international shipments present several problems, as dry ice, under the best of circumstances, can only provide freezing for up to 36 hours, in the absence of re-icing (which is quite costly). Because shipments of packages internationally can be delayed for more than 36 hours due to flight cancellations, incorrect destinations, labor problems, ground logistics and safety reasons, dry ice is not always a reliable and cost effective option. Clinical trial specimens are often irreplaceable because each one represents data at a prescribed point in time, in a series of specimens on a given patient, who may be participating in a trial for years. Sample integrity during the shipping process is vital to retaining the maximum number of patients in each trial. The Company’s shippers are ideally suited for this market, as the hold time provided by its shipper ensures that specimens can be sent over long distances with minimal concern that they will arrive in a condition that will cause their exclusion from the trial.

Furthermore, the IATA requires that all airborne shipments of laboratory specimens be transmitted in either IATA 650 or 602 certified packaging. As a result, shippers of long distance clinical trials specimens will be automatic candidates to use the DG1000, the Company’s 602-certified dangerous goods reusable shipper, or the DS650, 650-certified diagnostic specimen reusable shipper. Once the Company has developed and obtained IATA certification of a disposable dry vapor shipper, it will be ideally suited for this market, in particular due to the elimination of the cost to return the reusable shipper.

Gene Biotechnology. According to a recent edition of the Corporate Technology Directory, there are approximately 3600 pharmaceutical and biotechnology companies in the United States. Of these companies, approximately 2600 are biotechnology companies and approximately 1000 are pharmaceutical companies. The gene biotechnology market includes basic and applied research and development in diverse areas such as stem cells, cloning, gene therapy, DNA tumor vaccines, tissue engineering, genomics, and blood products. Company’s participating in the foregoing fields rely on the frozen transport of specimens in connection with their research and development efforts.

Transport of Infectious Materials and Dangerous Goods. The transport of potentially infectious materials demands strict adherence to regulations that protect public safety while maintaining the viability of the material being shipped. All blood products are considered to be potentially infective and must be treated as such. Pharmaceutical companies, private research laboratories and hospitals ship tissue cultures and microbiology specimens, which are also potentially infectious materials, between a variety of entities, including private and public health reference laboratories. Almost all specimens in this infectious materials category require either a refrigerated or frozen environment.  According to a doctor at the National Institute of Health (NIH), over 2 million vials of potentially infective material are shipped domestically or internationally each year, within the NIH alone. The Company initially developed its DG1000 shipper to meet the shipping requirements of this market.

Partly in response to the attack on the World Trade Center and the anthrax scare, government officials and health care professionals are focusing renewed attention on the possibility of attacks involving biological and chemical weapons such as anthrax, smallpox and sarin gas. Efforts expended on research and development to counteract biowarfare agents requires the frozen transport of these agents to and from facilities conducting the research and development. Vaccine research, including methods of vaccine delivery, also requires frozen transport. The Company’s DG1000 shipper is suited to this type of research and development.

Pharmaceutical Distribution. The current focus for the disposable products under development is in the area of pharmaceutical distribution. There are a significant number of therapeutic drugs and vaccines currently or soon to be, undergoing clinical trials. After the FDA approves them for commercial distribution, it will be necessary for the manufacturers to have a reliable and economical method of distribution to the physician who will administer the product to the patient. Although there are not now a large number of drugs, there are a substantial number in the development pipeline. It is likely that the most efficient and reliable method of distribution will be to ship a single dosage to the administering physician. These drugs are typically identified to individual patients and therefore will require a complete tracking history from the manufacturer to the patient. The most reliable method of doing this is to ship a unit dosage specifically for each patient. Because the drugs require maintenance at frozen or cryogenic temperatures, each such shipment will require a frozen or cryogenic shipping package. The Company anticipates being in a position to service that need.

Artificial Insemination and Embryo Transfer in Animals. The primary animal artificial insemination market that the Company is interested in is the bovine market. Markets of secondary interest are the equine, swine, sheep and canine markets. The largest established market is dairy cattle, followed by beef cattle and horses. In addition, the swine breeding industry is rapidly converting to artificial insemination for breeding purposes.

The bovine semen shipping market can be divided into three distinct parts:

•	The shipment of very large numbers of semen straws from one large artificial insemination company to another;

•	The shipment of fewer straws from large artificial insemination companies to smaller distributors; and
•	The “residential” shipment of small quantities of straws to small farms and dairies.

The last two categories are ideally suited for the use of the Company’s medium capacity AR1000 shipper or the PSX1000 shipper. The first category is viewed as one of limited potential as there are fewer shipments, each containing a very large numbers of straws. Even though the shipments in the first category initially contain larger numbers of straws, they are often broken down into much smaller numbers of straws and shipped to end users in medium capacity shippers, such as The Company’s AR1000 and PSX1000.

Although the bovine market is the largest and most mature market for shipping semen in dry vapor shippers, the use of this procedure for other species such as swine appears to be rapidly increasing.

Breeding horses by artificial insemination or embryo transfer is also becoming commonplace and has a growing international component. Shipping valuable animals for purposes of breeding is both costly and potentially injurious. The demand for desirable equine genetics for improving breeding stock has led to the shipment of semen or embryos to every part of the world.

Sheep, goats, dogs and exotic species are also being increasingly bred by artificial insemination. Airlines do not want to assume the liability of shipping live animals and discourage the practice whenever possible. While it was previously common for dogs to be shipped for breeding purposes, canine sperm banks are shipping semen at an increasing rate.

Assisted Human Reproduction. According to The Wall Street Journal, January 6, 2000 issue, 30,000 infants are born annually in the United States through artificial insemination and according to Department of Health statistics, 10 million Americans annually are affected by infertility problems. It is estimated that this represents at least 50,000 doses of semen. Since relatively few sperm banks provide donor semen, frozen shipping is almost always involved. As with animal semen, human semen must be stored and shipped at cryogenic temperatures to retain viability, to stabilize the cells and to ensure reproducible results. This can only be accomplished with the use of liquid nitrogen or LN2 dry vapor shippers. The Company anticipates that this market will continue to increase as this practice gains acceptance in new areas of the world.

Competition:

Within the Company’s intended markets for a low cost and disposable or limited usage Dewar, there is no currently known competition. CryoPort intends to become competitive by reason of improved technological characteristics and by introducing the concept of disposability and single use products. None of the traditional suppliers of cryogenic shippers is known to have competitive equipment nor are they expected to have anything available within a short period of time. The traditional suppliers, Chart Industries, Harsco, and Air Liquide have various models of dry shippers available that sell at prices that preclude any concept of disposability. On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources and experience in research and development than the Company does. Other competitive factors include the ability of the shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak-proofness” of the package which determines compliance with shipping regulations and the overall weight and volume of the package which determines shipping costs.

Industry Overview:

The Company’s products are sold into a rapidly growing niche of the packaging industry focused on the temperature sensitive packaging and shipping of biological materials. Expenditures for “value added” packaging for frozen transport have been increasing for the past several years and are expected to continue to increase even more in the future as more domestic and international biotechnology firms introduce pharmaceutical products that require continuous refrigeration at cryogenic temperatures. This will require a greater dependence on passively controlled temperature transport systems (i.e., systems having no external power source). [References: Cryopak Industries - Investment Package/Annual Report and US Department of Commerce - US Industrial Outlook.]

The Company believes that growth in the following markets has resulted in the need for increased efficiencies and greater flexibility in the temperature sensitive packaging market:

•	Pharmaceutical clinical trials, including transport of tissue culture samples;
•	Pharmaceutical commercial product distribution
•	Transportation of diagnostic specimens;
•	Transportation of infectious materials;
•	Intra laboratory diagnostic testing;
•	Transport of temperature-sensitive specimens by courier;
•	Analysis of biological samples;
•	Gene biotechnology and vaccine production;
•	Food engineering; and
•	Animal and human reproduction

Many of the biological products in these above markets require transport in a frozen state as well as the need for shipping containers which have the ability to maintain a frozen, cryogenic environment (e.g., -160°C) for a period ranging from two to ten days (depending on the distance and mode of shipment). These products include semen, embryo, tissue, tissue cultures, cultures of viruses and bacteria, enzymes, DNA materials, vaccines and certain pharmaceutical products. In some instances, transport of these products requires temperatures at, or approaching, -196°C.

One problem faced by many companies operating in these specialized markets is the limited number of cryogenic shipping systems serving their needs, particularly in the areas of pharmaceutical companies conducting clinical trials. The currently adopted protocol, and the most common method for packaging frozen transport in these industries is the use of solid carbon dioxide (dry ice). Dry ice is used in shipping extensively to maintain a frozen state for a period of one to four days. Dry ice is used in the transport of many biological products, such as pharmaceuticals, laboratory specimens and certain infectious materials that do not require true cryogenic temperatures. The common approach to shipping these items via ground freight is to pack the product in a container, such as an expanded polystyrene (Styrofoam) box or a molded polyurethane box, with a variable quantity of dry ice. The box is taped or strapped shut and shipped to its destination with freight charges based on its initial shipping weight.

With respect to shipments via specialized courier services, there is no standardized method or device currently in use for the purpose of transporting temperature-sensitive frozen biological specimens. One common method for courier transport of biologicals is to place frozen specimens, refrigerated specimens, and ambient specimens into a compartmentalized container, similar in size to a 55 quart Coleman or Igloo cooler. The freezer compartment in the container is loaded with a quantity of dry ice at minus 78°C, while the refrigerated compartment at 8°C utilizes ice substitutes.

Two manufacturers of the polystyrene and polyurethane containers frequently used in the shipping and courier transport of dry ice frozen specimens are Insulated Shipping Containers, Inc. and SCA Thermosafe (formerly Polyfoam Packers Corporation). When these containers are used with dry ice, the average sublimation rate (e.g., the rate at which dry ice turns from a solid to a gaseous state) in a container with a one and one-half inch wall thickness is slightly less than three pounds per 24 hours. Other existing refrigerant systems employ the use of gel packs and ice substitutes for temperature maintenance. Gels and eutectic solutions (phase changing materials) with a wide range of phasing temperatures have been developed in recent years to meet the needs of products with varying specific temperature control requirements.

The use of dry ice and ice substitutes, however, regardless of external packaging used, are frequently inadequate because they do not provide low enough storage temperatures and, in the case of dry ice, last for only a few days without re-icing. As a result, companies run the risk of increased costs due to lost specimens and additional shipping charges due to the need to re-ice.

Some of the other disadvantages to using dry ice for shipping or transporting temperature sensitive products are as follows:

•	Availability of a dry ice source;
•	Handling and storage of the dry ice;
•	Cost of the dry ice;
•	Weight of containers when packed with dry ice;

•	Securing a shipping container with a high enough R-value to hold the dry ice and product for the required time period; and
•
Securing a shipping container that meets the requirements for International Air Transportation Association (“IATA”), the Department of Transportation (“DOT”), the Center for Disease Control (“CDC”), and other regulatory agencies.

Due to the limitations of dry ice, shipment of specimens at true cryogenic temperatures can only be accomplished using liquid nitrogen (LN2) dry vapor shippers, or by shipping over actual liquid nitrogen. While such shippers provide solutions to the issues encountered when shipping with dry ice, they too are experiencing some criticisms by users or potential users. For example, the cost for these products typically can range from $650 to $3,000 per unit, which can substantially limit their use for the transport of many common biologicals, particularly with respect to small quantities such as is the case with direct to the physician drug delivery. Because of the initial cost and limited production of these containers, they are designed to be reusable. However, the cost of returning these heavy containers can be significant, particularly in international markets, because most applications require only one-way shipping.

Another problem with these existing systems relates to the hold time of the unit in a normal, upright position versus the hold time when the unit is placed on its side or inverted. The liquid nitrogen can leak out of the container when it is positioned on its side or inverted. This leaking will compromise the dependability of these dry shippers, particularly when used in circumstances requiring lengthy shipping times. The Company’s current reusable shippers have only a 40% reduction in hold time when placed on their sides or inverted. One of the Company’s significant competitors, Chart Industries, Inc., publishes on their web site, a 60% reduction in hold time when its units are placed on their side and a 90% reduction when its units are inverted. Since other competitors use similar absorbent materials to that used by Chart Industries, Inc., the Company believes the performance characteristics will be similar for their products of this particular size and volume.

Finally, these containers are often promoted as being durable due to their metal construction. However, rough handling can result in the puncturing of the outer shell or cracking at the neck area, resulting in the loss of the high vacuum insulation. This renders the shippers useless. A hard-shell shipping enclosure is available as an optional accessory to provide additional protection for these units at an additional cost to the user. The metal construction also adds to the weight of the container, thereby adding substantially to shipping costs.

The CryoPort Solution:

During the past several years, a number of trends have emerged in the temperature-sensitive packaging industry as a result of economic and technological changes. The Company has focused its product development efforts to respond to what it perceives to be the more significant of these trends, specifically the following:

•	Smaller, more efficient packaging (increasing thermal density);
•	Emphasis on decreasing costs and system simplification;
•	Need for turnkey services;
•	Development of international programs and markets;
•	Centralization of commercial products and services; and
•	Development of regulatory standards.

Smaller, More Efficient Packaging. Advances in both materials and manufacturing technology have made it possible to reduce the size, weight, complexity and cost of packaging, while increasing the capabilities of high performance packaging. These advances are the result of developments in the aerospace industry in the areas of high strength, low weight materials and thermal technology. The Company is applying this technology in its product development efforts, and believes that it is at the forefront of applying this technology in the public sector. The Company’s development efforts are focused on the application of polymers and high volume metal casting and forming methods that have traditionally been excluded from the cryogenic industry because product quantities have been too low to efficiently utilize these materials and methods. Cryoport currently manufactures its reusable shipper with an approximate liquid nitrogen volume of five liters. The Company’s future intended products will be a range of shippers with liquid nitrogen capacities from approximately one to five liters in size.

Emphasis on Decreasing Costs and System Simplification. Because current dry vapor LN2 shipping containers are expensive, many users do not keep an ample supply on hand. Consequently, some users require that these be returned promptly. This often results in very expensive express return shipping which will significantly magnify as shipping volumes increase. This has created a demand for smaller, lower cost dry vapor LN2 shipping containers. In addition, many users have expressed a strong interest in the production of a dry vapor LN2 shipper that is inexpensive enough to be used in a disposable or limited usage manner. The current price of CryoPort’s reusable shippers range from $735 to $1,095. The price range for the proposed disposable/one way shippers when developed is initially expected to range from $50 to $175 per use, depending on size.

As previously noted, dry vapor LN2 shipping containers are made of medium gauge metal that makes them vulnerable to denting and breaking and increases shipping costs due to the added weight. Additionally, their design requires that they be kept in an upright position to achieve advertised hold times. If they are placed in a horizontal position, LN2 can leak out or boil off, substantially reducing their hold times. The Company anticipates manufacturing its shippers in smaller sizes from lighter weight materials that significantly reduce their weight (thereby reducing shipping costs) and manufacturing cost, which will allow them to be used one time for outbound shipments. Additionally, the patented absorbent used to hold the LN2 much more efficiently retains liquid when its shippers are positioned on their sides or inverted. The Company has significantly reduced the possible loss of liquid nitrogen refrigerant that all dry shippers experience when not kept vertical.

Turnkey Services. The pharmaceutical industry depends on clinical trials for Food and Drug Administration approval of new drugs. A significant number of these trials require frozen transport of specimens obtained from patients in the study. A number of pharmaceutical companies now specify temperature-sensitive frozen packaging and services as part of “turnkey” contracts with contract research organizations. To meet the demands of their customers, freight forwarding companies, such as World Courier, Federal Express and DHL, take responsibility for procuring appropriate packaging, shipping by airline, and delivering the specimens to the point of analytical testing. This comprehensive service addresses the stringent requirements imposed by pharmaceutical companies to ensure appropriate quality control for their clinical studies. The Company believes its reusable and disposable dry shippers will greatly enhance the reliability of the quality control required.

Development of International Programs and Markets. The biotechnology and pharmaceutical industries are now transnational industries with locations in various parts of the industrially developed and developing world. Since many products produced by these industries must be shipped in temperature-sensitive packaging, the logistical problems presented by longer distances, and sometimes unreliable forwarding entities, are becoming of greater concern. Weekends, holidays, lost containers, hot weather and indirect courier routes all place a strain on the ability of current shipping devices to provide appropriate temperatures when extraordinary delays are encountered. Because the Company’s shippers are able to maintain frozen or cryogenic temperatures of minus 150°C, or less, for up to 10 days, its shippers are better able to insure the integrity of specimens affected by unexpected shipping delays. Further, the maximum guaranteed temperature hold time of our 5 liter shipper is 16 days which is quoted under perfect and ideal conditions when in a "static" (i.e. stationary) condition only. The functional (in shipping use) hold time of this same 5 liter shipper is 10 days. Functional hold times are intended to be an indication only of how many days a shipper can be expected to hold its temperature when subjected to normal shipping usage.

Centralization of Commercial Products and Services. In recent years, the competitive environment in health care has intensified rapidly, while increased managed care participation, coupled with Medicare and Medicaid reimbursement issues, have placed significant pressure to increase efficiency on market segments that service the health care industry. These include the diagnostic clinical laboratory industry and pharmaceutical industry. In response to these, and other pressures, the clinical laboratory industry experienced a consolidation, through both acquisition and attrition, which resulted in fewer, more centralized testing locations, processing a larger volume of specimens. With fewer testing sites processing increased volumes, a tremendous strain has been placed on the traditional modes for transporting these goods.

With respect to the pharmaceutical industry, the emergence of international pharmaceutical conglomerates through mergers and acquisitions, such as Smith Kline Beecham, and the dramatic growth of relatively new companies such as Amgen, coupled with the emergence of contract research organizations, such as Quintiles (with testing laboratories in Atlanta, Georgia, Buenos Aires, Edinburgh, Pretoria, Singapore and Melbourne), which contract with pharmaceutical companies to handle, among other things, clinical trials and testing, means that distribution networks for the transport of temperature-sensitive products have become much more complex.

The Company believes that it has developed, and is developing, products that are ideally suited to address the issues presented by these trends.

Development of Regulatory Standards. The shipping of diagnostic specimens, infectious substances and dangerous goods, whether via air or ground, falls under the jurisdiction of many state, federal and international agencies. The quality of the containers, packaging materials and insulation that protect a specimen determine whether or not it will arrive in a usable condition. Many of the regulations for transporting dangerous goods in the United States are determined by international rules formulated under the auspices of the United Nations. For example, the International Civil Aviation Organization (“ICAO”) is the United Nations organization that develops regulations (Technical Instructions) for the safe transport of dangerous goods by air. If shipment is by air, compliance with the rules established by IATA is required. IATA is a trade association made up of airlines and air cargo carriers that publishes annual editions of the IATA Dangerous Goods Regulations. These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices. Additionally, the CDC has regulations (published in the Code of Federal Regulations) for interstate shipping of specimens, and the Occupational Safety and Health Organization (“OSHA”) also addresses the safe handling of Class 6.2 Substances. The Company’s DG1000 meets packing instruction 602 and 650 and is certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the International Civil Aviation Organization (ICAO) Technical Instructions for the Safe Transport of Dangerous Goods by Air and the International Air Transport Association (IATA).

Research and Development:

The Company’s principal research and development activities for the years 2005 and 2006 continued to center around the investigation of materials of construction for the products and packages with the view of identifying those materials that yield fabrication costs consistent with the concept of disposability. Prototypes of one version of a unit dose transport system were developed and preliminary designs of a second concept were completed. Other research and development effort was directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment. The Company’s research and development expenditures during the fiscal years ended March 31, 2006 and 2005 were $254,487 and $98,698, respectively.

Manufacturing:

The component parts for the Company’s products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at the corporate offices in Brea, California, where the Company is capable of manufacturing certain parts and full assembly of its products. Most of the components that the Company uses in the manufacture of its products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers. Should this occur, the Company believes the maximum disruption of production could be a short period of time, on the order of approximately four to six weeks. The Company anticipates that this will initially be the case with the outer shell the Company is developing for its disposable shipper.

Primary manufacturers include Spaulding Composites Company, Peterson Spinning and Stamping, Lydall Industrial Thermal Solutions, Ludwig, Inc., and Porex Porous Products Group. There are no specific agreements with any manufacturer nor are there any long term commitments to any. It is believed that any of the currently used manufacturers could be replaced within a short period of time as none have a proprietary component nor a substantial capital investment specific to the Company’s products.

The Company’s manufacturing process uses non-hazardous cleaning solutions which are provided and disposed of by an EPA approved supplier. EPA compliance costs for the company are therefore negligible.

Patents:

In order to remain competitive, the Company must develop and maintain protection on the proprietary aspects of its technologies. The Company relies on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect its intellectual property rights. The Company currently holds two issued U.S. trademarks and three issued U.S. patents primarily covering various aspects of its products. In addition, the Company intends to file for additional patents to strengthen its intellectual property rights. The technology covered by the above indicated patents refer to matters specific to the use of liquid nitrogen dewars relative to the shipment of biological materials. The concepts include those of disposability, package configuration details, liquid nitrogen retention systems, systems related to thermal performance, systems related to packaging integrity, and matters generally relevant to the containment of liquid nitrogen. Similarly, the trademarks mentioned relate to the cryogenic temperature shipping activity. Patents and trademarks currently held by the Company include:

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Oct. 21, 2022
Patent	6,119,465	Sep. 19, 2000	Sep. 18, 2020
Patent	6,539,726	Apr. 1, 2003	Mar 31, 2023
Trademark	7,583,478,7	Oct. 29, 1999	Oct. 28, 2009
Trademark	7,586,797,8	Dec. 8, 1999	Dec. 7, 2009

The Company’s success depends to a significant degree upon its ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. The Company intends to continue to file patent applications covering any newly developed products, components, methods and technologies. However, there can be no guarantee that any of its pending or future filed applications will be issued as patents. There can be no guarantee that the U.S. Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of its pending applications or issued patents. Finally, there can be no guarantee that its issued patents or future issued patents, if any, will provide adequate protection from competition, as discussed below.

Patents provide some degree of protection for the Company’s proprietary technology. However, the pursuit and assertion of patent rights involve complex legal and factual determinations and, therefore, are characterized by significant uncertainty. In addition, the laws governing patent issuance and the scope of patent coverage continue to evolve. Moreover, the patent rights the Company possesses or are pursuing generally cover its technologies to varying degrees. As a result, the Company cannot ensure that patents will issue from any of its patent applications, or that any of its issued patents will offer meaningful protection. In addition, the Company’s issued patents may be successfully challenged, invalidated, circumvented or rendered unenforceable so that its patent rights may not create an effective barrier to competition. Moreover, the laws of some foreign countries may not protect its proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that any patents issued to the Company will provide a legal basis for establishing an exclusive market for its products or provide it with any competitive advantages, or that patents of others will not have an adverse effect on its ability to do business or to continue to use its technologies freely.

The Company may be subject to third parties filing claims that its technologies or products infringe on their intellectual property. The Company cannot predict whether third parties will assert such claims against it or whether those claims will hurt its business. If the Company is forced to defend itself against such claims, regardless of their merit, the Company may face costly litigation and diversion of management’s attention and resources. As a result of any such disputes, the Company may have to develop, at a substantial cost, non-infringing technology or enter into licensing agreements. These agreements may be unavailable on terms acceptable to it, or at all, which could seriously harm the Company’s business or financial condition.

The Company also relies on trade secret protection of its intellectual property. The Company attempts to protect trade secrets by entering into confidentiality agreements with third parties, employees and consultants. It is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, the Company’s trade secrets could be disclosed to its competitors. Despite the measures the Company has taken to protect its intellectual property, parties to its agreements may breach confidentiality provisions in its contracts or infringe or misappropriate its patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competitive technologies, or reverse engineer its trade secrets or other technology. Therefore, the measures the Company is taking to protect its proprietary technology may not be adequate.

Government Regulation:

The Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. The Company may incur significant costs to comply with such laws and regulations now or in the future.

Users of the Company’s shippers are subject to state, federal and international government and/or agency regulation with respect to the shipment of diagnostic specimens, infectious substances and dangerous goods. The quality of the containers, packaging materials and insulation that protect a specimen determine whether or not it will arrive in a usable condition. Many of the regulations for transporting dangerous goods in the United States are determined by international rules formulated under the auspices of the United Nations. Companies shipping certain items must comply with any applicable Department of Transportation and ICAO regulations, as well as rules established by IATA, the CDC, OSHA and any other relevant regulatory agency.

RISK FACTORS:

You should carefully consider all of the material risks of the Company’s business, including those described below, in addition to the other information contained in this registration statement. This registration statement contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this prospectus.

Concern that the Company will continue as a going concern.

There is uncertainty that the Company will continue as a going concern. The Company has a history of operating losses, has substantial outstanding indebtedness that the Company may be unable to repay or convert to equity and will need to carefully manage its liquidity. The Company will continue to need additional funds, and if additional capital is not available, the Company may have to limit, scale back or cease its operations.

The Company’s consolidated financial statements report recurring losses and an accumulated deficit. For the years ended March 31, 2006 and 2005, the Company incurred net losses of $1,522,101 and $1,038,110, respectively, and its operations have used $1,155,962 and $1,018,116 of cash, respectively. As of March 31, 2006 and 2005, the Company had accumulated deficit balances of $7,038,891 and $5,516,790, respectively

At March 31, 2006, the Company had approximately $1,747,686 of outstanding indebtedness in the form of short-term and long-term promissory notes and accrued interest. Of such amount, $1,678,686 is long-term debt and an additional $69,000 is considered short-term debt. Included in this indebtedness are notes representing an aggregate of $1,259,500 in principal amount of outstanding indebtedness owed to four former directors and principal shareholders and $110,000 in principal amount to R. Takahashi, a CryoPort Inc. shareholder. These notes represent working capital advances made to the Company, for which the indebtedness is evidenced by demand notes bearing interest at the rate of 6% per annum and which provide for repayment in the form of scheduled monthly payments beginning April 1, 2006. Any funds applied to repay the Company’s outstanding indebtedness will not be available to fund its business. The Company may be unable to raise the funds necessary to repay its debt and the holders of past due amounts may seek to enforce their rights against it.

Based on presently known commitments and plans the Company expects to fund its operations through the first quarter of 2007 mainly from cash from the following sources: short term debt financing, proceeds from issuances of common stock, operating cash received on accounts receivable, and cash on hand. The Company management is currently focused on raising cash to fund the sales and marketing and manufacturing process development activities to launch the one-way product line as well as funding continued operations through long term debt or equity financing, capital raises from the issuance of common stock, and equipment lease financing sources.

Revenues may not grow in the future, and the Company may not generate sufficient revenues for profitability. If the Company becomes profitable, the Company may not be able to sustain profitable operations. If the Company is unable to generate a sufficient amount of sales of its products to fund its operations and repay its outstanding indebtedness, the Company will need to seek alternative funding sources.

The Company also expects to incur additional costs towards expansion of its manufacturing processes, sales and marketing, research and development and administrative functions related to the one-way shipper product line. The Company may also need additional funding for possible strategic acquisitions of synergistic businesses, products and/or technologies. If the Company is unable to achieve sufficient long term debt or equity financing, and adequate operating funds are not available, the Company may be required to defer or limit some or all of its manufacturing, sales and marketing, and/or research and development projects, which would cause delay in the launch of the one-way product line.

The Company will need to seek alternative funding sources from private or public placements of debt or equity, institutional or other lending sources, pursue strategic partners, sell certain assets or change operating plans to accommodate its liquidity issues. There is no assurance that the Company will be able to obtain any additional funds on favorable terms. Further, if the Company issues additional equity securities, the new equity securities may have rights or warrants or other securities exercisable for, or convertible into its capital stock, preferences or privileges senior to those of existing holders of its common stock. Any sales of additional shares of the Company’s capital stock are likely to dilute its existing shareholders. Alternatively, the Company may borrow money from commercial lenders, possibly at high interest rates, which will increase the risk of your investment in the Company. The Company may also be required to seek funding through licensing to others on products or technologies that the Company otherwise would seek to commercialize itself.

The Company’s cash requirements may vary materially from those now planned due to a number of factors, including, without limitation, the amount of revenues the Company generates from sales of its products, changes in its regulatory and marketing programs, production costs, anticipated research and development efforts, costs resulting from changes in the focus and direction of its research and development programs, and competitive advances that make it harder for it to market and sell its products. If adequate funds are not available, the Company may be required to reduce capital expenditures and delay, scale back or eliminate some of its research, development, sales and marketing initiatives, which would have a material adverse effect on its business, results of operations and ability to achieve profitability.

Potential difficulties or unanticipated cost in establishing product in the market.

If the Company experiences delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize its products, the Company will have difficulty maintaining and increasing its sales.

The Company is continuing to develop sales, distribution and marketing capabilities in the Americas, Europe and Asia. It will be expensive and time-consuming for it to develop a global marketing and sales network. Moreover, the Company may choose, or find it necessary, to enter into additional strategic collaborations to sell, market and distribute its products. The Company may not be able to provide adequate incentive to its sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote its products. In addition, any third party with whom the Company has established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of its products thereby exposing the Company to potential expenses in exiting such distribution agreements. The Company, and any of its third-party collaborators, must also market its products in compliance with federal, state, local and international laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If the Company is unable to successfully motivate and expand its marketing and sales force and further develop its sales and marketing capabilities, or if its distributors fail to promote its products, the Company will have difficulty maintaining and increasing its sales.

Failure to compete effectively.

If the Company is not able to compete effectively, the Company may experience decreased demand for its products, which may result in price reductions.

The Company has two significant competitors in the cryogenic shipping container industry, Harsco Corporation and Chart Industries, Inc. The Company’s success depends upon its ability to develop and maintain a competitive position in the temperature sensitive dry shipper markets. The Company’s competitors are well established with greater financial resources. As a result, they may develop products quicker or at lower costs, that may directly compete with the Company’s future products. In addition, these competitors may develop technologies that render the Company’s products obsolete or otherwise noncompetitive.

The Company may not be able to improve its products or develop new products or technologies quickly enough to maintain a competitive position in its market and continue to commercially develop its business. Moreover, the Company may not be able to compete effectively, and competitive pressures may result in less demand for its products and impair its ability to become profitable.

Failure to attract or retain skilled personnel.

If the Company does not attract and retain skilled personnel, the Company will not be able to expand its business.

The Company’s future success will depend in large part upon its ability to attract and retain highly skilled engineering, operational, managerial and marketing personnel, particularly as the Company expands its activities in product development, and sales and manufacturing. The Company faces significant competition for these types of persons from other companies. The ability to attract personnel to the Company’s vision depends both on the availability of skills and the ability of the Company to offer compensation and challenge compatible to career goals of potentially available individuals. The Company believes that the growth factors in the target markets are sufficient to attract the interest of well-qualified candidates for all positions as the need arises. To date, the Company has not experienced difficulties in attracting or retaining qualified personnel, however, there is no guarantee that there will be well-qualified candidates in the future to choose from. Consequently, if the Company is unable to attract and retain skilled personnel, the Company will not be able to expand its business.

Patents, trade secrets, and proprietary rights of others.

The Company’s success depends, in part, on its ability to obtain patent protection for the Company’s products, preserve its trade secrets, and operate without infringing the proprietary rights of others.

The Company’s policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. The Company has three U.S. patents relating to various aspects of its products. The Company’s patents or patent applications may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce its patents and to protect its trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants, advisors and suppliers to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with the Company. If any of these agreements are breached, the Company may not have adequate remedies available thereunder to protect its intellectual property or the Company may incur substantial expenses enforcing its rights. Furthermore, the Company’s competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to its proprietary technology, or the Company may not be able to meaningfully protect its rights in unpatented proprietary technology.

The Company cannot assure that its current and potential competitors and other third parties have not filed or in the future, will not file patent applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with its ability to make, use or sell its products either in the U.S. or internationally. In the event the Company was to require licenses to patents issued to third parties, such licenses may not be available or, if available, may not be available on terms acceptable to the Company. In addition, the Company cannot assure that the Company would be successful in any attempt to redesign its products or processes to avoid infringement or that any such redesign could be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would harm its business.

The Company is not aware of any other company that is infringing any of the Company’s patents or trademarks nor does the Company believe that it is infringing on the patents or trademarks of any other person or organization.

Manufacturing delays or interruptions in production.

If the Company experiences manufacturing delays or interruptions in production, then the Company may experience customer dissatisfaction and its reputation could suffer.

If the Company fails to produce enough products at its own manufacturing facility or at a third-party manufacturing facility, the Company may be unable to deliver products to its customers on a timely basis, which could lead to customer dissatisfaction and could harm its reputation and ability to compete. The Company currently acquires various component parts for its products from a number of independent manufacturers in the United States. The Company would likely experience significant delays or cessation in producing its products if a labor strike, natural disaster, local or regional conflict or other supply disruption were to occur at any of its main suppliers. If the Company is unable to procure a component from one of its manufacturers, the Company may be required to enter into arrangements with one or more alternative manufacturing companies which may cause delays in producing its products. In addition, because the Company depends on third-party manufacturers, its profit margins may be lower, which will make it more difficult for the Company to achieve profitability. To date, the Company has not experienced any material delays to the point that its ability to adequately service customer needs has been compromised. As the business develops and quantity of production increases, it becomes more likely that such problems could arise.

Limited number of suppliers.

Because the Company relies on a limited number of suppliers, the Company may experience difficulty in meeting its customers’ demands for its products in a timely manner or within budget.

The Company currently purchases key components of its products from a variety of outside sources. Some of these components may only be available to the Company through a few sources, however, management has identified alternative materials and suppliers should the need arise. The Company generally does not have long-term agreements with any of its suppliers.

Consequently, in the event that the Company’s suppliers delay or interrupt the supply of components for any reason, the Company could potentially experience higher product costs and longer lead times in order fulfillment. Suppliers that the Company materially relies upon are Spaulding Composites Company and Lydall Thermal Acoustical Sales.

Potential dilution of existing stockholders.

If the Company is unable to generate sufficient revenue to provide the cash required to fund its operations in the future, the Company may be required to issue additional equity or convertible debt securities to provide its operations with additional working capital, which, in turn, will have the effect of diluting the relative ownership of its existing stockholders.

The Company has supplemented the cash deficit arising from its operations with the proceeds from the sale of common stock, and will, if necessary, continue to supplement with cash from private or public placements of debt or equity. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of its current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of its common stock, such as registration rights and preferences in liquidation. In the event the Company is required to raise additional funds to support its operations, additional funds may not be available on terms favorable to its company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its operations or otherwise continue as a going concern. As a result, the Company’s auditors have issued a going concern opinion.

Liquidity of Company common stock.

The Company’s common stock is subject to penny stock regulation, which may affect its liquidity.

Because the Company will initially have its shares of common stock quoted on the Over-The-Counter Bulletin Board, its shares will be subject to regulations of the Securities and Exchange Commission (the “Commission”) relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or Small Cap Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for its common stock and could limit your ability to sell your securities in the secondary market.

Sale of Company shares may depress share price.

The sale of substantial shares of the Company’s common stock may depress its stock price.

As of June 12, 2006, the Company had 30,088,696 shares of common stock outstanding, and the last reported sales price of its common stock on the PinkSheets was $2.50 per share. The Company could also issue up to approximately 3,632,737 additional shares of common stock upon the exercise of outstanding options and warrants as further described in the following table:

Description of instrument	Number of Shares Outstanding	Weighted Average Per Share Exercise Price
Common shares issuable upon exercise of outstanding stock options	2,488,613	$0.45
Common shares issuable upon exercise of outstanding warrants	1,144,124	$0.79
Total	3,632,737	$0.56

Accounting for Stock Options.

A recently adopted change in the way companies must account for stock options may affect the Company’s earnings and cause the Company to change its compensation practices.

The Company currently accounts for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In December 2004, the Financial Accounting Standards Board (“FASB”) adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which will require the Company to account for equity under its stock plans as a compensation expense and its net income and earnings per share will be reduced. Currently, the Company records compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, the Company calculates compensation expense and discloses their impact on net income (loss) and earnings (loss) per share, as well as the impact of all stock-based compensation expense, in a footnote to its consolidated financial statements. SFAS No. 123(R) requires the Company to adopt the new accounting method in its fiscal year beginning April 1, 2006, and will require the Company to expense stock based benefit awards, stock options, restricted stock and stock appreciation rights, as compensation cost.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company’s corporate, research and development, and warehouse facilities are located in one Company-leased office and warehouse building with a square footage of approximately 8,000 square feet. The facilities are located at 451 Atlas Street, Brea, California 92821. The Company currently makes lease payments of $7,500 per month. The lease is a two year lease with rent due at the beginning of each month. The landlord is Brea Hospital Properties, LLC. The facilities are in good condition and are suitable for the Company’s current requirements. The Company currently does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to any pending, nor is the Company aware of any threatened, legal, governmental, administrative or judicial proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During fiscal year ended March 31, 2006 and through June 12, 2006 no matters arose which required submission to a vote of the Company’s security holders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Form 10-SB became effective in February, 2006. Shares in common stock have never traded on any securities exchange. As of June 12, 2006, the Company has applied to permit its common stock to trade on the over-the-counter bulletin board (OTCBB). There can be no assurance that an active public market for the Company’s common stock will develop or be sustained.

Presently, the Company’s common stock is traded through the PinkSheets under the symbol CYRX.PK. The Company’s stock is considered penny stock and is, therefore, subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. Penny stock is defined as any equity security not traded on a national stock exchange or quoted on NASDAQ and that has a market price of less than $5.00 per share. Additional disclosure is required in connection with any trades involving a stock defined as a penny stock (subject to certain exceptions), including the delivery, prior to any such transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. Prior to January, 2005, there was no published price for the Company’s common stock on the PinkSheets.

Based on information from Finance.yahoo.com, for the fiscal quarter ended March 31, 2006, the quoted high and low price of the Company’s common stock were $6.05 and $4.00, respectively. As of June 12, 2006, the quoted price of the Company’s stock was $2.50.

Description of Securities

Common Stock:

The Company’s Articles of Incorporation, filed on May 25, 1990, authorizes the issuance of 5,000,000 shares of Common Stock at a par value of $0.001 per share. The Articles of Incorporation were amended and restated on October 12, 2004, to authorize the issuance of 100,000,000 shares of Common Stock at a par value of $0.001 per share. As of June 12, 2006, there were 30,088,696 shares of common stock issued and outstanding shares held by 449 shareholders of record. Holders of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of Common Stock have no cumulative voting rights. Holders of shares of Common Stock are entitled to share ratable in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of liquidation, dissolution, or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no pre-emptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding Common Stock is, and the shares offered by the Company pursuant to this offering will be, issued and delivered, fully paid and non-assessable.

Preferred Stock:

There is no preferred stock authorized.

Warrants:

As of June 12, 2006 there were outstanding warrants to purchase up to 847,458 shares of the Company’s common stock. The outstanding warrants were issued by CryoPort Systems, Inc. in connection with various debt and equity financings and assumed by the Company in connection with the Share Exchange Agreement. These warrants are exercisable at prices ranging from $0.30 to $1.00 per share, with a weighted average exercise price of $0.61 per share, and have expiration dates ranging from June 16, 2006 to December 2010.

Stock Options:

As of June 12, 2006, there were outstanding options to purchase up to a total of 2,488,613 shares of the Company’s common stock. The options were granted by CryoPort Systems, Inc. pursuant to the 2002 Plan. In connection with the Share Exchange Agreement, the Company assumed the 2002 Plan and the obligations associated with all outstanding stock options. These options are exercisable at prices ranging from $0.04 to $1.00 per share, with an average exercise price of $0.45 per share.

Transfer Agent and Registrar:

The Transfer Agent and Registrar for the Company’s Common Stock is Integrity Stock Transfer, 2920 N. Green Valley Parkway, Building 5 - Suite 527, Henderson, Nevada, 89014.

Dividends:

The Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to apply any future earnings to expanding its operations and related activities.

The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, the Company’s financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company’s ability to pay dividends may become limited under future loan or financing agreements of the Company that may restrict or prohibit the payment of dividends.

Recent Sales of Unregistered Securities:

The following is a summary of transactions by the Company during the past three years involving the issuance and sale of the Company’s securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). All securities sold by the Company were sold to individuals, trusts or others as accredited investors as defined under Regulation D under the Securities Act, as amended.

During fiscal 2006, 142,000 shares of the Company’s common stock were sold to investors at a price of $3.50 per share resulting in proceeds of $435,540 to the Company, net of issuance costs of $61,460.

During fiscal 2006, the Company issued 71,592 shares of common stock resulting from cashless exercises of 82,134 warrants converted using an average market price of approximately $5.80 per share resulting in 10,621 warrants used for the cashless conversion.

During fiscal 2006, the Company issued 159,999 shares of common stock resulting from exercises of warrants at an average exercise price of approximately $0.34 per share resulting in proceeds of $55,000.

During fiscal year 2005, the Company sold 11,962,522 shares of common stock at prices ranging from $0.04 to $0.75 resulting in proceeds of $1,609,971, net of offering costs of $80,113.

During fiscal 2004, the Company sold 840,638 shares of common stock at prices ranging from $0.50 to $0.70 resulting in gross proceeds of $459,984.

The following schedules list the sales of shares of common stock (excluding exercises of warrants) and issuances of warrants and options during the fiscal years ended 2006 and 2005.

	Fiscal 2006
	Common Stock				Warrants	Options
	$	Shares	Avg Price	Issued	Ex. Price	Issued	Ex. Price
Qtr 1	$-	-	$3.50	-	-	-	-
Qtr 2	273,000	78,000	$3.50	-	-	-	-
Qtr 3	126,000	36,000	$3.50	-	-	-	-
Qtr 4	98,000	28,000	$3.50	-	-	-	-

	$497,000	142,000		-		-

	Fiscal 2005
	Common Stock				Warrants	Options
	$	Shares	Avg Price	Issued	Ex. Price	Issued	Ex. Price
Qtr 1	$141,000	235,000	$0.60	318,333	$0.30	150,000	$0.80
Qtr 2	174,343	4,358,575	$0.04	-	-	643,613	$0.04
Qtr 3	382,866	6,046,450	$0.06	20,375	$0.75	40,375	$0.68
Qtr 4	991,875	1,322,497	$0.75	82,133	$0.75	-	-

	$1,690,084	11,962,522		420,841		833,988

The issuances of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Other Securities Activities:

In connection with the consummation of the Company’s Share Exchange Agreement dated March 16, 2005, with the shareholders of CryoPort Systems, Inc., the Company issued a total of 24,108,105 shares of its common stock to the shareholders of CryoPort Systems, Inc. in exchange for all issued and outstanding shares of CryoPort Systems, Inc.

In connection with the Share Exchange Agreement with CryoPort Systems, Inc. in March 2005 (see Note 1), the Company issued 1,000,000 shares to Mr. Dante Panella, a majority stockholder, in exchange for Mr. Panella’s surrender of 1,354,891 shares of Cryoport Systems’ common stock.

In August 2004, the Company settled a pending wrongful termination lawsuit involving a former employee with consideration being paid to the plaintiff in the form of 265,420 shares of the Company’s common stock valued at $10,617 based on $0.04 per share (estimated fair value at date of settlement), and $25,000 in cash, which is included in accrued liabilities in the Company’s consolidated balance sheets at March 31, 2006 and 2005, to be paid 90 days subsequent to the Company operating under a positive cash flow basis.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

Total assets

Cryoport, Inc. (the “Company”), was originally formed with the intention to first develop a reusable line of cryogenic shippers and once underway, to begin the research and development of a disposable, one-way cryogenic shipper. Since initial formation the company has not had the funds to fully implement its business plan. The reusable line of cryogenic shippers has been in production since 2002, however, anticipated difficulties in penetrating the well established market for reusable cryogenic shippers, as well as a need for continuous redevelopment of the product line has allowed for only limited revenue generation from the sale of the reusable cryogenic shipper. During this time, the Company maintained research and development activities focused on the new product line of one-way shippers. Until the beginning of the prior year, the limited revenues produced from the reusable product line along with limited capital funding required the Company to assign only minimal resources to the development of the one-way cryogenic shippers. During the last quarter of the Company’s 2005 operations, funding of $991,875 was raised through a private placement offering of common stock under Regulation D. These funds were raised to allow the Company to focus on accelerating the development and launch of its one-way product line. The Company has since been focusing significant resources to the development of a working prototype of this one-way shipper with the goal of launching the new product into the market during the second quarter of fiscal year 2007. While it had been the Company’s plan to introduce the one-way shipper product line in limited quantities to selective customers during the first quarter of calendar year 2006, lack of adequate funding due to fund raising targets not being met, has caused the Company to revise the estimates for the one-way shipper product release and manufacturing as well as sales and marketing ramp-up timetables. A broad launch to the general market will follow after feedback from this introductory distribution is received and customer demand is further understood. A higher volume demand is expected to develop as pharmaceutical products requiring cryogenic or frozen protection come to market.

The Company is currently discussing development of a shipper from the one-way product line under confidentiality agreements for drug delivery with several vaccine manufacturers. Although the Company has received and fulfilled purchase orders from these vaccine manufacturers, the Company does not currently have any pending purchase orders. These potential one-way shipper customers are currently using the Company’s reusable shippers in clinical trials. To address the high volume ramp up necessary to provide these customers with one-way shippers, the Company is currently involved in negotiations for a manufacturing and distribution partnership with two large, and well established manufacturing companies.

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated balance sheets as of March 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years ended March 31, 2006 and 2005, and the related notes (see Part II, Item 7 - Financial Statements). This discussion contains forward-looking statements, based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2006 and 2005 financial statements, the Company has incurred recurring losses from operations and has a stockholders’ deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

There are significant uncertainties which negatively affect the Company’s operations. These are principally related to (i) the limited distribution network for the Company’s reusable product line, (ii) the early stage development of the Company’s one-way product and the possible need to enter a strategic relationship with a larger manufacturer capable of high volume production and distribution, (iii) the absence of any commitment or firm orders from key customers in the Company’s target markets for the reusable or the one-way shippers, (iv) the success in bringing products concurrently under development to market with the Company’s key customers. Moreover, there is no assurance as to when, if ever, the Company will be able to conduct the Company’s operations on a profitable basis. The Company’s limited sales to date for the Company’s product, the lack of any purchase requirements in the existing distribution agreements and those currently under negotiations, make it impossible to identify any trends in the Company’s business prospects. There is no assurance the Company will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company.

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $1,522,101 and $1,038,110 for the years ended December 31, 2006 and 2005 respectively. In addition, at March 31, 2006 the Company’s accumulated deficit was $7,038,891 and the Company had a negative working capital deficit of $538,235. The management recognizes that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.

The company anticipates that unless it is able to raise or generate proceeds of at least $3,000,000 within the next 12 months, although operations will continue, it will be unable to fully execute its business plan, which will result in it not growing at the desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues or future funding can support expansion.

In order to continue as a going concern, management has begun taking the following steps:

1)
Continuing to obtain additional capital through a private placement offering, initiated in April 2006 of common stock under Regulation D. Management anticipates that the proceeds from this offering will provide 2 to 6 months of operating capital.

2)	Obtain immediate funds through short-term debt financing. Management anticipates that the proceeds from this offering will provide 3 to 6 months of operating capital.

3)
Obtain adequate funding for long term operations through debt or equity financing. The Company management is currently focusing on raising cash to fund the sales and marketing and manufacturing process development activities to launch the one-way product line as well as funding continued operations through long term debt or equity financing.

4)
Continuing to maintain minimal operating expenditures through stringent cost containment measures. The Company’s largest expenses currently relate to personnel and meeting the legal and reporting requirements of a public company.

5)	Utilizing part-time consultants and asking employees to manage multiple roles and responsibilities whenever possible to keep operating costs low.

6)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as all or part of their compensation in an effort to minimize monthly cash flow. With this strategy the Company has established a critical mass of experienced business professionals capable of taking the Company forward.

7)
Cautiously and gradually adding key sales, marketing, engineering, scientific and operating personnel only as available funds permit and as necessary to help launch the one-way product line and to expand the Company’s product offerings in the cryogenic shipping markets, leading to additional revenues and profits.

8)	Adding other expenses such as customer service, administrative and operations staff only as available funds permit and commensurate with increased sales volumes and revenues.

9)	Focusing current research and development efforts only on the development of production processes and distribution methods for the newly developed one-way shipper product line.

Research and Development

Due to the ongoing nature of the research, the Company is unable to ascertain with certainty the total estimated completion dates and costs associated with all phases. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the years ended March 31, 2006 and 2005, research and development costs were $254,487 and $98,698, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employees benefits and costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

Liquidity and Capital Reserves

As of March 31, 2006 the Company’s current liabilities of $764,855 exceeded current assets of $226,620 by $538,235. Approximately 39% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total assets decreased to $293,505 at March 31, 2006 from $1,080,428 at March 31, 2005 as a result of funds used in operating activities partially offset by cash received from the sale of common stock.

The Company’s total outstanding indebtedness increased to $2,443,541 at March 31, 2006 from $2,260,463 at March 31, 2005 primarily from the increases in accrued interest on notes payable, accounts payable and accrued salaries which were partially offset by a decrease in warranty costs related to the decreased sales. As of March 31, 2006, the Company owed $59,440 of remaining principal to Falk, Shaff & Ziebell, LLP based on an unsecured interest bearing note at 5% compound interest which originated from a March 2002 note payable related to conversion of outstanding legal bills. The original maturity date of this note was December 31, 2002, however, the terms of this note were subsequently amended in May 2004 to lower the monthly payments and eliminate the interest, as a result of the Company’s financial situation and inability to meet the original terms of the note.

The remaining notes payable balance is comprised of unsecured indebtedness owed to five related parties including former board of directors members representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for principal payments beginning April 2006 of $2,500 monthly and increasing by $2,500 every six months to a maximum of $10,000. Any remaining unpaid principal and accrued interest is due at maturity on various dates from February 2008 through June 2011.

Notes Payable:

Lender	Origination Date	Maturity Date	Principal Bal. Mar. 31, 2006	Interest Rate

Patrick Mullens	Aug. 2001	Jun. 2011	$386,500	6%

Marc Grossman	Feb. 2001	Sep. 2011	$330,000	6%

David Petreccia	Apr. 2001	Mar. 2011	$287,000	6%

Jeffrey Dell	Aug. 2001	Nov. 2009	$256,000	6%

Raymond Takahashi	Jun. 2003	Feb. 2008	$110,000	6%

Falk, Shaff & Ziebell	Mar. 2002	Jun. 2008	$59,440	n/a

The Company has incurred negative cash flows from operations of $1,155,962 for the year ended March 31, 2006 due to decreased sales of the Company’s reusable product group resulting from the Company’s shift in its sales and marketing focus during the third fiscal quarter to the introduction of the one-way shipper and to the increased costs of research and development of the one-way shipper. These negative cash flows from operations plus capital expenditures of $42,050 for the year ended March 31, 2006 have been financed through proceeds from funds raised by issuance of common stock. Net proceeds from issuances of common stock were $435,540 for the year ended March 31, 2006. Proceeds from exercise of warrants were $55,000 for the year ended March 31, 2006. There was no increase in notes payable principal balances during the year ended March 31, 2006.

The Company’s cash balance as of March 31, 2006 was $4,723. Based on presently known commitments and plans the Company expects to fund its operations through the first quarter of 2007 mainly from cash from the following sources: short term debt financing, proceeds from issuances of common stock, operating cash received on accounts receivable, and cash on hand. The Company management is currently focused on raising cash to fund the sales and marketing and manufacturing process development activities to launch the one-way product line as well as funding continued operations through long term debt or equity financing, capital raises from the issuance of common stock, and equipment lease financing sources.

The Company does not expect to incur any material capital expenditures until adequate long term funding is obtained for the launch of the one-way product or sales volumes increase substantially. Future capital expenditures for manufacturing equipment for the launch of the one-way product are expected to be funded out of lease financing.

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Specific sensitivity of each of the estimates and assumptions to change based on other outcomes that are reasonably likely to occur and would have a material effect is identified individually in each of the discussions of the critical accounting policies described below. Should the Company experience significant changes in the estimates or assumptions which would cause a material change to the amounts used in the preparation of the Company’s financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

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

Intangible Assets. The Company has adopted SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. If the Company’s patents and trademarks are challenged, current values could become impaired. Currently the Company is not aware of any existing infringements or other such challenges to its patents or trademarks that would cause possible impairment to their values.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment.  Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.  An impairment loss will be recorded for any goodwill that is determined to be impaired.  The Company performs impairment testing on all existing goodwill at least annually.

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

Results of Operations - Year Ended March 31, 2006

Net Sales. During the year ended March 31, 2006 the Company generated $152,298 from reusable shipper sales compared to revenues of $271,429 during the year ended March 31, 2005, a decrease of $119,131 (43.9%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the last two quarters to the introduction of the one-way shipper into the biotech industry sector and the delays experienced in the planned final development and launch of the one-way shipper as a result of the funding targets not being met as. Additionally, product manufacturing upgrades slowed production activities of the reusable shippers.

Cost of Sales. Cost of sales for the year ended March 31, 2006 decreased $184,000 (36.8%) to $315,650 from $499,650 for the year ended March 31, 2005 as the result of increased production overhead efficiencies as a result of the Company’s cost containment efforts. During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Gross Loss. Gross loss for the year ended March 31, 2006 decreased by $64,869 (28.4%) to $163,352 compared to $228,221 for the year ended March 31, 2005. The decrease in the gross loss is due to increased production overhead efficiencies as a result of the Company’s cost containment efforts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $400,291 (64.3%) to $1,023,088 for the year ended March 31, 2006 as compared to $622,797 for the year ended March 31, 2005 due mainly to: (i) increased sales and marketing costs by $185,499 related to increased trade shows, travel and consultant expenses related to market research of the one-way product line, and; (ii) increased general and administrative costs by $214,792 related to increased regulatory compliance costs including additional legal and accounting fees related to the share exchange agreement and public filings.

Research and Development Expenses. Research and development expenses increased by $155,789 (158%) to $254,487 for the year ended March 31, 2006 as compared to $98,698 for the year ended March 31, 2005 related to the significant increase in the development activity including the prototype development of the one-way product line.

Interest Expense. Interest expense decreased by $5,391 (6.0%) to $80,377 for the year ended March 31, 2006 as compared to $85,768 for the year ended March 31, 2005 as the result of the payback of a portion of the related party notes payable in March 2005.

Net Loss. As a result of the factors described above, the net loss for the year ended March 31, 2006 increased by $483,991 (46.6%) to $1,522,101 or ($0.05) per share compared to $1,038,110 or ($0.06) per share for the year ended March 31, 2005.

Forward Looking Statements

This Report on Form 10-KSB contains forward-looking statements. Such forward-looking statements which the Company makes involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include quarterly and yearly fluctuations in results, the progress of research and the development of that research and the other risks detailed from time to time in the Company’s reports, including this filing. These forward-looking statement speak only as the date hereof, and should not be given undue reliance. Actual results may vary significantly. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

44

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CryoPort, Inc.

We have audited the accompanying consolidated balance sheets of CryoPort, Inc. (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CryoPort, Inc. at March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, and has a stockholders' deficit of $2,150,036 and negative working capital of $538,235 at March 31, 2006.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Corbin & Company, LLP
Irvine, California
June 17, 2006

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
ASSETS

Current assets:
Cash	$4,723	$720,195
Accounts receivable, net	22,306	44,547
Inventories	190,321	150,980
Prepaid expenses and other current assets	9,270	51,118
Total current assets	226,620	966,840

Fixed assets, net	57,520	96,940

Intangible assets, net	9,365	16,648

	$293,505	$1,080,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$223,070	$162,985
Accrued expenses	112,061	104,040
Accrued warranty costs	59,532	70,500
Accrued salaries	301,192	246,431
Current portion of related party notes payable	45,000	-
Current portion of note payable	24,000	24,000
Total current liabilities	764,855	607,956

Related party notes and accrued interest payable,
net of current portion	1,643,246	1,609,067

Note payable, net of current portion	35,440	43,440

Total liabilities	2,443,541	2,260,463

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 30,081,696 (2006) and 29,708,105 (2005)
shares issued and outstanding	30,082	29,708
Additional paid-in capital	4,858,773	4,307,047
Accumulated deficit	(7,038,891)	(5,516,790)
Total stockholders’ deficit	(2,150,036)	(1,180,035)
	$293,505	$1,080,428

See Report of Independent Registered Public Accounting Firm and Accompanying Notes to Consolidated Financial Statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended March 31,
	2006	2005
Net sales	$152,298	$271,429

Cost of sales	315,650	499,650

Gross loss	(163,352)	(228,221)

Operating expenses:
Selling, general and administrative expenses	1,023,088	622,797
Research and development expenses	254,487	98,698

Total operating expenses	1,277,572	721,495

Loss from operations	(1,440,924)	(949,716)

Other expense:
Interest expense	(80,377)	(85,768)
Loss on disposal of assets	-	(1,826)

Total other expense	(80,377)	(87,594)

Loss before income taxes	(1,521,301)	(1,037,310)

Income taxes	800	800

Net loss	$(1,522,101)	$(1,038,110)

Net loss available to common stockholders per common share:
Basic and diluted loss per common share	$(0.05)	$(0.06)
Basic and diluted weighted average common shares outstanding	29,888,702	17,907,557

See Report of Independent Registered Public Accounting Firm and Accompanying Notes to Consolidated Financial Statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 1, 2004	13,387,730	$13,388	$2,640,202	$(4,478,680)	$(1,825,090)

Issuance of common stock for cash, net of issuance costs of $80,113	11,962,522	11,963	1,598,008	-	1,609,971

Issuance of common stock in connection with a legal settlement	265,420	265	10,352	-	10,617

Common stock returned by founders to reduce dilution	(1,507,567)	(1,508)	1,508	-	-

Common stock issued in merger with GT5	5,600,000	5,600	(5,600)	-	-

Fair value of stock options issued to consultants	-	-	62,577	-	62,577

Net loss	-	-	-	(1,038,110)	(1,038,110)

Balance, March 31, 2005	29,708,105	29,708	4,307,047	(5,516,790)	(1,180,035)

Issuance of common stock for cash, net of issuance costs of $61,460	142,000	142	435,398	-	435,540

Exercise of warrants for cash	159,999	160	54,840	-	55,000

Exercise of cashless warrants	71,592	72	(72)	-	-

Fair value of stock options issued to consultants	-	-	61,560	-	61,560

Net loss	-	-	-	(1,522,101)	(1,522,101)

Balance, March 31, 2006	30,081,696	$30,082	$4,858,773	$(7,038,891)	$(2,150,036)

See Report of Independent Registered Public Accounting Firm and Accompanying Notes to Consolidated Financial Statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,522,101)	$(1,038,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,753	92,596
Loss on disposal of assets	-	1,826
Provision for doubtful accounts	48,610	-
Fair value of stock options issued to consultants	61,560	62,577
Fair value of common stock issued in connection with a legal settlement	-	10,617
Changes in operating assets and liabilities:
Accounts receivable, net	(26,369)	(32,163)
Inventories	(39,341)	(97,863)
Prepaid expenses and other current assets	41,848	(43,942)
Accounts payable	60,085	(131,429)
Accrued expenses	8,021	12,258
Accrued warranty costs	(10,968)	38,625
Accrued salaries	54,761	24,428
Accrued interest	79,179	82,464

Net cash used in operating activities	(1,155,962)	(1,018,116)

Cash flows used in investing activities:
Purchases of fixed assets	(42,050)	(14,879)

Cash flows from financing activities:
Proceeds from borrowings under notes payable	-	190,000
Repayments of notes payable	(8,000)	(52,864)
Proceeds from issuance of common stock, net	435,540	1,609,971
Proceeds from exercise of warrants	55,000	-

Net cash provided by financing activities	482,540	1,747,107

Net change in cash	(715,472)	714,112

Cash, beginning of year	720,195	6,083

Cash, end of year	$4,723	$720,195

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,198	$3,304
Income taxes	$800	$800

See Report of Independent Registered Public Accounting Firm and Accompanying Notes to Consolidated Financial Statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 1 – ORGANIZATION AND BUSINESS

Organization

Cryoport, Inc. (the “Company”) was originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990 as a Nevada Corporation. The Company was engaged in the business of designing and building exotic body styles for automobiles compatible with the vehicle’s existing chassis.

On March 15, 2005, the Company entered into a Share Exchange Agreement (the “Agreement”) with Cryoport Systems, Inc. (“Cryoport Systems”), a California corporation, and its stockholders whereby the Company acquired all of the issued and outstanding shares of Cryoport Systems in exchange for 24,108,105 shares of its common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems was originally formed in 1999 as a California limited liability company and was reorganized into a California corporation on December 11, 2000. Cryoport Systems was founded to capitalize on servicing the transportation needs of the growing global “biotechnology revolution.” Effective March 16, 2005, the Company changed its name to Cryoport, Inc. The transaction has been recorded as a reverse acquisition (see Note 2).

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred net losses of $1,522,101 and $1,038,110 during the years ended March 31, 2006 and 2005, respectively. The Company has a cash balance of $4,723 at March 31, 2006. In addition, at March 31, 2006, the Company’s stockholders’ deficit was $2,150,036 and its negative working capital of $538,235. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity funding sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate an extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The acquisition of Cryoport Systems by the Company has been accounted for as a reverse acquisition, whereby the assets and liabilities of Cryoport Systems are reported at their historical cost. The Company had no assets or operations at the date of acquisition. The reverse acquisition resulted in a change in reporting entity for accounting and reporting purposes. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of Cryoport Systems. Since the Company’s stockholders retained 5,600,000 shares of common stock in connection with the reverse acquisition, such shares have been reflected as if they were issued to the Company on the date of acquisition for no consideration as part of a corporate reorganization.

Principles of Consolidation

The consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, allowances for inventory obsolescence, accrued warranty costs, deferred tax assets and their accompanying valuations and product liability reserves.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2006 and 2005, the Company had cash balances of $0 and $582,538, respectively, which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to international customers are secured by advance payments or letters of credit. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable at March 31, 2006 and 2005 are net of reserves for doubtful accounts and sales returns of approximately $54,000 and $5,000 respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe, Latin America and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During 2006 and 2005, the Company had foreign sales of approximately $55,206 and $53,500, respectively, which constituted approximately 36% and 20% of net sales, respectively.

The majority of the Company’s customers are in the bio-pharmaceutical and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related party notes payable, payables, accrued expenses and a note payable to a third party. The carrying value for all such instruments, except the related party notes payable, approximates fair value at March 31, 2006 and 2005. The fair value of the related party notes payable is not determinable as the transactions were with related parties.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. Work in process and finished goods include material, labor and applied overhead. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Furniture and fixtures	7 years
Machinery and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Intangible Assets

Patents and Trademarks

Patents and trademarks are amortized using the straight-line method over their estimated useful life of five years.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2006 and 2005, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Accrued Warranty Costs

Estimated costs of the Company’s standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the standard warranty are charged to the accrual as incurred.

The following represents the activity in the warranty accrual during the years ended March 31:

	2006	2005
Beginning warranty accrual	$70,500	$31,875
Increase in accrual (charged to cost of sales)	13,484	65,625
Charges to accrual (product replacements)	(24,452)	(27,000)
Ending warranty accrual	$59,532	$70,500

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling fees and costs are included in cost of sales.

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of consolidated selling, general and administrative expenses. During 2006 and 2005, the Company expensed $71,525 and $13,227, respectively, in advertising costs.

Research and Development Expenses

The Company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net loss and loss per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company has a stock-based employee compensation plan, which is described more fully in Note  10. The Company accounts for employee options granted under this plan under the recognition and measurement principles of APB No. 25, and related interpretations. No stock-based employee compensation cost is reflected in the accompanying consolidated statements of operations, as all employee options granted during the years ended March 31, 2006 and 2005 were issued at or above the estimated fair market value of the Company’s common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For The Years Ended March 31,
	2006	2005
Net loss as reported	$(1,522,101)	$(1,038,110)

Deduct:
Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(86,106)	(123,327)

Pro forma net loss	$(1,608,207)	$(1,161,437)

Basic and diluted loss per share – as reported	$(0.05)	$(0.06)

Basic and diluted loss per share – pro forma	$(0.05)	$(0.07)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter "C" corporation and files a federal income tax return. The Company files separate state income tax returns for California and Nevada.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants would have resulted in an increase of 2,915,972 and 1,288,173 incremental shares for the years ended March 31, 2006 and 2005.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended March 31:

	2006	2005

Numerator for basic and diluted loss per share:
Net loss available to common stockholders	$(1,522,101)	$(1,038,110)

Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	29,888,702	17,907,557
Net loss per common share available to common stockholders	$(0.05)	$(0.06)

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of April 1, 2006. The Company expects to adopt SFAS 123(R) in the first fiscal quarter of fiscal year 2007.

SFAS 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS 123(R), the Company will be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the modified prospective application and the modified retrospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The Company plans to adopt SFAS 123(R) using the modified prospective application.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a negative impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to the Company’s financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15th, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 – INVENTORIES

Inventories at March 31, 2006 and 2005 consists of the following:

	2006	2005
Raw materials	$106,950	$111,538
Work in process	57,790	21,582
Finished goods	25,581	17,860
	$190,321	$150,980

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at March 31:

	2006	2005
Furniture and fixtures	$22,982	$18,768
Machinery and equipment	437,501	407,376
Leasehold improvements	15,611	7,900
	476,094	434,044
Less accumulated depreciation and amortization	(418,574)	(337,104)
	$57,520	$96,940

Depreciation and amortization expense for fixed assets for the years ended March 31, 2006 and 2005 was $81,470 and $83,344, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at March 31:

	2006	2005
Assets subject to amortization:
Patents and trademarks	$46,268	$46,268
Less accumulated amortization	(36,903)	(29,620)

	$9,365	$16,648

Amortization expense for intangible assets for the years ended March 31, 2006 and 2005 was $7,283 and $9,252, respectively. All of the Company’s intangible assets are subject to amortization.

Estimated future annual amortization expense pursuant to these intangible assets is as follows:

Years Ending March 31,
2007	$4,683
2008	$4,682

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 6 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax asset:
Net operating loss carryforward	$2,593,000	$2,150,000
Accrued expenses and reserves	85,000	235,000
Expenses recognized for granting of options and warrants	81,000	56,000
Total gross deferred tax asset	2,759,000	2,441,000

Less valuation allowance	(2,759,000)	(2,441,000)
	$-	$-

The valuation allowance increased during the years ended March 31, 2006 and 2005 by approximately $318,000 and $441,000, respectively. No current provision for income taxes for the years ended March 31, 2006 and 2005 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for both fiscal 2006 and 2005 was $800 and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2006	2005
Computed tax benefit at federal statutory rate	$(518,000)	$(355,000)
State income tax benefit, net of federal effect	(90,000)	(62,000)
Increase in valuation allowance	318,000	441,000
Other	290,800	(23,200)
	$800	$800

As of March 31, 2006, the Company had net operating loss carry forwards of approximately $6,500,000 and $6,500,000 for federal and state income tax reporting purposes, respectively, which expire at various dates through 2026 and 2016, respectively.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 6 – INCOME TAXES, continued

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded valuation allowances equal to the net deferred tax asset amounts as of March 31, 2006 and 2005.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has leased its facility in Brea, California on a month-to-month basis with varying monthly payments. On April 1, 2005, the Company entered into a noncancelable operating lease requiring ten monthly payments of $7,500 and expiring on April 1, 2007.

As of March 31, 2006, future minimum rental payments required under the existing noncancelable operating lease are as follows:

Years Ending March 31,	Operating Lease
2007	$75,000

Total rental expense was approximately $75,000 and $20,000 for the years ended March 31, 2006 and 2005, respectively.

Litigation

The Company becomes a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect on the Company’s financial condition or results of operations.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

During 2004, a former employee initiated a wrongful termination lawsuit against the Company. The Company expensed all costs related to this matter as incurred in the accompanying consolidated financial statements. In August 2004, both parties agreed to settle the lawsuit with consideration being paid to the plaintiff in the form of 265,420 shares of the Company’s common stock valued at $10,617 based on $0.04 per share (estimated fair value at date of settlement), and $25,000 in cash, which is included in accrued liabilities in the accompanying consolidated balance sheets at March 31, 2006 and 2005, to be paid 90 days subsequent to the Company operating under a positive cash flow basis. The total settlement cost of $35,617 is reflected in selling, general and administrative expenses in the accompanying statement of operations for the year ended March 31, 2005.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. In connection with its business merger, the Company has indemnified the merger candidate for certain claims arising from the failure of the Company to perform any of its representation or obligations under the agreements. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

NOTE 8 – NOTES PAYABLE

The Company has an unsecured, non-interest bearing note payable to a third party. The Company is currently required to make monthly payments of $2,000 as agreed upon with the third party. As of March 31, 2006 and 2005, the remaining unpaid balance was $59,440 and $67,440, respectively.

As of March 31, 2006 and 2005, the Company had principal balances of $1,369,500 in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments beginning April 1, 2006 of $2,500, which increase by $2,500 every six months to a maximum of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 8 – NOTES PAYABLE, continued

Related party interest expense under these notes was $79,179 and $82,464 for the years ended March 31, 2006 and 2005, respectively. Accrued interest, which is included in notes payable in the accompanying balance sheet, related to these notes amounted to $318,746 and $239,567 as of March 31, 2006 and 2005, respectively. Subsequent to year end the Company failed to make the required payments under the notes. However, pursuant to the note agreements, the Company has a 120 day grace period to pay missed payments before the notes are in default. Management expects to pay all payments due prior to the expiration of the 120 day grace period.

Future maturities of notes payable at March 31, 2006 are as follows:

Years Ending March 31,	Related Party	Third Party	Total
2007	$45,000	$24,000	$69,000.00
2008	105,000	24,000	129,000.00
2009	120,000	11,440	131,440.00
2010	120,000	-	120,000.00
2011	120,000	-	120,000.00
Thereafter	859,500	-	859,500.00
	$1,369,500	$59,440	$1,428,940.00

NOTE 9 – COMMON STOCK

During fiscal 2006, the Company sold 142,000 shares of common stock at a price of $3.50 per share resulting in gross proceeds of $497,000 net of offering costs of $61,460.

During fiscal 2006, the Company issued 71,592 shares of common stock resulting from cashless exercises of 82,134 warrants converted using an average market price of approximately $5.80 per share resulting in 10,621 warrants used for the cashless conversion.

During fiscal 2006, the Company issued 159,999 shares of common stock resulting from exercises of warrants at an average exercise price of $0.34 per share resulting in proceeds of $55,000.

During fiscal 2005, the Company sold 11,962,522 shares of common stock at prices ranging from $0.04 to $0.75 resulting in gross proceeds of $1,609,971, net of offering costs of $80,113.

In connection with the Share Exchange Agreement with CryoPort Systems, Inc. in March 2005 (see Note 1), the Company issued 1,000,000 shares to Mr. Dante Panella, a majority stockholder, in exchange for Mr. Panella’s surrender of 1,354,891 shares of CryoPort Systems, Inc. common stock.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 10 – STOCK OPTIONS

Effective October 1, 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The stockholders of the Company approved the 2002 Plan on October 1, 2002. Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of up to 5,000,000 shares of the Company’s common stock. The exercise price per share under the incentive stock option plan shall not be less than 100% of the fair market value per share on the date of grant. The exercise price per share under the non-qualified stock option plan shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 2002 Plan terminates on October 1, 2012.

Under the terms of the 2002 Plan, the Company granted options to purchase 367,970 shares of the Company’s common stock under incentive stock option agreements in 2005, and granted options to purchase 466,018 shares of the Company’s common stock under non-qualified stock option agreements in 2005. No incentive stock options or non-qualified stock options were granted during the year ended March 31, 2006. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant or agreed upon vesting schedules and expire five years from the date of grant. Therefore, there was no compensation expense recognized for options issued to employees during 2005. Pursuant to SFAS No. 123, total compensation expense recognized for options issued to consultants in prior years was $61,560 and $62,577 during 2006 and 2005, respectively. As of March 31, 2006 and 2005, there were 2,488,613 and 2,508,988 options outstanding respectively, at an average exercise price of $0.45 per share under the 2002 Plan. There were no stock options granted subsequent to March 31, 2006. The Company had 2,511,387 options available for grant under the 2002 Plan at March 31, 2006.

The following summarizes stock option activity for the years ended March 31, 2006 and 2005:

	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,508,988	$0.45	1,675,000	$0.59
Granted	-	-	833,988	0.17
Exercised	-	-	-	-
Expired/forfeited	(20,375)	0.45	-	-
Outstanding, end of year	2,488,613	$0.45	2,508,988	$0.45

Exercisable, end of year	2,311,261	$0.45	2,050,644	$0.44
Weighted average fair value of options granted		$-		$0.08

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 10 – STOCK OPTIONS, continued

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.00	225,000	$1.00	1.7	225,000	$1.00
$0.50-$0.60	1,620,000	$0.55	2.2	1,442,648	$0.55
$0.04	643,613	$0.04	3.3	643,613	$0.04
	2,488,613			2,311,261

The fair value of each option granted during 2005 to employees and directors was estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 60%, (iii) weighted-average risk-free interest rate of approximately 3.21%, and (iv) expected lives of five years.

NOTE 11 – STOCK WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements.

During the year ended March 31, 2005, the Company issued warrants to purchase 318,334 shares of the Company’s common stock at an exercise price of $0.30 per share. No warrants were exercised as of March 31, 2005. As these warrants were issued in connection with fund raising activities and considered issuance costs, no consulting expense was recognized for these warrants in the accompanying statement of operations. All of the warrants are fully vested and are exercisable from April 1, 2006 to June 16, 2006.

During the year ended March 31, 2005, the Company issued warrants to purchase 102,509 shares of the Company’s common stock at an exercise price of $0.75 per share. As these warrants were issued in connection with fund raising activities, no consulting expense was recognized for these warrants in the accompanying statement of operations. All of the warrants are fully vested and are exercisable from April 1, 2006 through June 16, 2006. In June 2005, 82,133 warrants were exercised pursuant to a cashless exercise provision resulting in 71,592 shares issued net of 10,621 warrants used at a market price of $5.80 per share for the conversion.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 11 – STOCK WARRANTS, continued

Certain warrants issued in conjunction with fundraising activities contain a cashless exercise provision. Under the provision, the holder of the warrant surrenders those warrants whose fair market value is sufficient to affect the exercise of the entire warrant quantity. The warrant holder then is issued shares based on the remaining net warrant and no proceeds are obtained by the Company. The surrendered warrants are cancelled by the Company in connection with this transaction.

The fair value of each warrant granted during 2005 to consultants and other service providers was estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 60%, (iii) weighted-average risk-free interest rate of approximately 1.7% to 4.0%, and (iv) expected life of two to three years, respectively.

The following represents a summary of the warrant activity for the years ended March 31, 2006 and 2005:

	2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	1,832,257	$0.74	1,411,416	$0.83
Issued	-	-	420,841	0.41
Exercised	(242,133)	0.10	-	-
Expired/forfeited	(446,000)	0.06	-	-
Outstanding and exercisable, end of year	1,144,124	$0.79	1,832,257	$0.74

Weighted average fair value of warrants granted		$-		$0.34

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2006 and 2005

NOTE 11 – STOCK WARRANTS, continued

The following table summarizes information about warrants outstanding and exercisable at March 31, 2006:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.50	100,000	0.2	$2.50
$0.80 - $1.00	143,750	1.3	$0.87
$0.50 - $0.75	707,041	3.8	$0.57
$0.30	193,334	0.1	$0.30
	1,144,125

NOTE 12 – RELATED PARTY TRANSACTIONS

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the year ended March 31, 2006 was $64,624.

NOTE 13 – SUBSEQUENT EVENTS

In April 2006, the Company entered into Agency Agreements with various brokers to raise funds in a private placement offering of common stock under Regulation D. In connection with this agreement, in May 2006, 7,000 shares of the Company’s common stock were sold to investors at a price of $1.50 per share for gross proceeds of $9,135 to the Company, net of issuance costs of $1,365.

On May 12, 2006, the Company arranged for short term financing of $175,000, pursuant to a Loan Agreement and related Secured Promissory Note with Ventana Group, LLC. Disbursements to the Company under the Note are based on achievement of milestones reached towards finalizing a long term equity financing agreement. As of June 12, 2006, the Company has received $60,000 of funds under this Note. The Note is secured by machinery and equipment owned by the Company. Per the terms of the Note, interest on the unpaid principal balance of the Note are accrued at a monthly rate of 2% and is payable along with all outstanding principal on August 10, 2006.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In May 2005, the Company retained the independent registered public accounting firm of Corbin and Company, LLP to audit its financial statements for the fiscal years ended March 31, 2005 and 2004. There were no disagreements with Corbin and Company on accounting or financial disclosures. The Company had no existing relationship with an independent accountant prior to its engagement of Corbin and Company, LLP.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Vice President of Finance carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006, that as of that date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE.

Directors and Executive Officers of the Registrant:

The following table sets for the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the position(s) held with the Company:

Name	Age	Position	Date Elected

Peter Berry	58	Chief Executive Officer, President and Director	2003
Dee S. Kelly, CPA	44	Vice President of Finance	2003
Kenneth G. Carlson	52	Vice President of Sales and Marketing	2005
Gary C. Cannon	55	Secretary and Director	2005
Adam M. Michelin	62	Director	2005
Stephen L. Scott	54	Director	2005
Thomas Fischer, PhD	59	Director	2005

Background of Directors and Officers:

Peter Berry, became the Company’s President, Chief Executive Officer and a member of the Company’s Board of Directors in connection with the Share Exchange Agreement. Mr. Berry joined CryoPort Systems, Inc. as a consultant in 2002 and became its President, Chief Executive Officer, Chief Operating Officer and a member of its Board of Directors in 2003. Prior to joining the Company, Mr. Berry was Vice President Sales & Marketing for BOC Cryostar, AG in Switzerland from 1996 to 2000 and principal of a private consulting practice from 2001 to 2003. Mr. Berry has over 30 years executive experience in cryogenic equipment with Union Carbide, BOC Group and MVE International. He also has business start up, turnaround, sales/marketing and operations background experience, both domestic and international, in manufacturing and service based industries.

Dee S. Kelly, CPA, became Vice President of Finance for the Company in August 2003. Ms. Kelly was formerly with Ernst & Young, LLP and has 22 years experience in public and private accounting. She has held executive financial positions with international bio-tech and medical device manufacturers. Ms. Kelly recently served as Vice President, Controller for Equifax Financial Services, Inc. from 1995 to 2000. Ms. Kelly joined the Company in 2003. Prior to joining the Company, Ms. Kelly was Corporate Controller for MacGillivray Freeman Films from 2000 to 2001, Corporate Controller for Masimo Corporation, a manufacturer of patient monitoring devices from 2001 to 2002 and principal of a private consulting practice since 2002.

Kenneth Carlson, MBA, became Vice President of Sales for the Company in August, 2005. Prior to joining the Company, Mr. Carlson was Vice President, General Manager of Phoenix Life Solutions, LLC, a marketer of defibrillators and emergency response systems.  From 2000 to 2003, Mr. Carlson was Vice President, Sales for Falcon Waterfree Technologies, LLC, and from 1999 to 2000 he served as Vice President, Sales for Titan Scan Corporation, a manufacturer of electron-beam sterilization systems for medical products.  Mr. Carlson has over 20 years of experience in sales, marketing and senior management roles for medical device and healthcare technology companies such as Johnson & Johnson and Zimmer, Inc.  His background has involved strategic planning for start-up and early stage companies, including product introduction and distribution planning. Mr. Carlson received his Bachelor of Science degree from the University of Southern California and his Masters of Business degree from Arizona State University.

Gary C. Cannon, became the Company’s Secretary and a member of the Company’s Board of Directors in June 2005. Prior to joining the Company, Mr. Cannon was securities counsel and compliance officer for The Affordable Energy Group, Inc. from November 2004 to May 2005, and general and securities counsel for World Transport Authority, Inc. from July 2003 to November 2004. Mr. Cannon was in private practice from August 2000 to July 2003, and has practiced law for the past 18 years, representing all sizes of businesses in such areas as, formation, mergers and acquisitions, financing transactions, tax planning, and employee relations. Mr. Cannon has done extensive securities work and has served as a compliance officer for companies with respect to the Sarbanes-Oxley Act, and other compliance matters. Mr. Cannon obtained his Juris Doctorate from National University School of Law, his Masters of Business degree from National University and his Bachelor of Arts from United States International University.

Adam M. Michelin, became a member of the Company’s Board of Directors in June 2005. Mr. Michelin is currently the Chief Executive Officer, and a principal, of the Enterprise Group, a position he has held since March 2005. Prior to the Enterprise Group, Mr. Michelin was a principal with Kibel Green, Inc. for a period of 11 years. Mr. Michelin has over 30 years of practice in the areas of executive leadership, operations and is very experienced in evaluating, structuring and implementing solutions for companies in operational and/or financial crisis. Mr. Michelin received his Juris Doctorate from the University of West Los Angeles and his Bachelor of Science from Tri State University. Mr. Michelin has also done MBA course work at New York University.

Thomas S. Fischer, PhD, has over 20-years experience as a healthcare executive with a special emphasis on using information, analytic tools and technology to solve problems and improve operations. Currently retired, he consults in the healthcare sector. Dr. Fischer previously served as Senior Vice President and Chief Administrative Officer at Blue Shield of California from 1997 to 1999, and as Senior Vice President, Chief Information Officer from 1994 to 1997. Prior to Blue Shield, he held senior management positions with Kaiser Foundation Health Plan, Inc. for 12 years. Dr. Fischer obtained his Doctor of Philosophy in Mathematics from the University of Nebraska and his Bachelor of Science and Master of Science degrees from Portland State University.

Stephen L. Scott is a management and organizational consultant with over 20-years experience with diverse manufacturing businesses, including a specific background with developmental stage companies. Since 1996, Mr. Scott has been President of Technology Acquisition Group, providing expertise in corporate growth planning, strategic partner development, finance, operations, team building, product opportunity identification, corporate re-engineering and mergers and acquisitions. In addition to early stage and small companies, he has performed projects with Fortune 1000 firms such as IBM, GE, AT&T, Bristol-Myers Squibb, Warner-Lambert, Johnson & Johnson and Ayerst-Wyeth. Mr. Scott received his Juris Doctorate and Masters of Business Administration degrees from National University and his Bachelor of Science degree from the University of Akron.

The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

None of the directors or officers holds a directorship in any other reporting company.

None of the directors or officers listed above has:

•	had a bankruptcy petition filed by or against any business of which that person was a general partner of executive officer either at the time of the bankruptcy or within two years prior to that time;
•	had any conviction in a criminal proceeding, or been subject to a pending criminal proceeding;
•
been subject to any order, judgment, or decree by any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities;

•	been found by a court of competent jurisdiction, the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Board of Directors Meetings and Committees:

During the fiscal year ended March 31, 2006, there were five meetings of the board of directors as well as several actions taken with the unanimous written consent of the directors. The Company formally established an audit committee and adopted an Audit Committee Charter at its board of directors meeting held on August 19, 2005. Adam M. Michelin, who qualifies as the “audit committee financial expert,” as defined in the applicable Securities and Exchange Commission rules and is “independent” as defined by the applicable rules under the NASDAQ Listing standards, was elected chairman of the committee. Mr. Thomas, Mr. Scott and Ms. Kelly comprise the remaining audit committee members. The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls. The Board is currently reviewing the requirements for and the need to set up an executive committee and other committees to help its board of directors oversee the operations of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, we believe that during the year ended March 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Principal Executive Officers and Senior Financial Officers.

The Company has adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation:

The following table sets forth the compensation earned for all services rendered to the Company in all capacities for each of the three fiscal years ended March 31, 2006, 2005 and 2004, respectively by the Company’s Chief Executive, Vice President of Finance and Vice President of Sales and Marketing.

Summary Compensation Table
					Long-Term Compensation
		Annual Compensation(1)			Number of Shares
Name and Position	Fiscal Year	Salary	Bonus		Underlying Options
Peter Berry	2006	$94,250	–		–
CEO and President	2005	$90,915	$100,000	(2)	367,970
	2004	$89,250	–		500,000

Dee S. Kelly	2006	$81,000	n/a		–
Vice President, Finance	2005	$60,000	n/a		36,752
	2004	$28,300	n/a		75,000

Kenneth G. Carlson	2006	$49,000	n/a		–
Vice President, Sales
& Marketing

(1)
The column for “Other Annual Compensation” has been omitted because there is no compensation required to be reported in that column. The aggregate amount of perquisites and other personal benefits provided to each executive officer listed above is less than the lesser of $50,000 and 10% of his or her total annual salary and bonus.

(2)
Mr. Berry’s bonus earned for fiscal year 2005 was approved for a total of $100,000 to be paid in installments over the following periods; $65,000 during fiscal year 2007 and $35,000 during fiscal year 2008.

Option Grants in Last Fiscal Year:

The Company made no grants of options during the last fiscal year. The Company has never granted any restricted shares.

Aggregated Option Exercises in last Fiscal Year and Fiscal Year-End Option Values:

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at March 31, 2006		Value of Unexercised In-the-Money Options at March 31, 2006 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Berry	0	0	1,284,618	83,352	$3,998,120	$250,056
Dee S. Kelly	0	0	97,752	14,000	$304,062	$40,600

(1) The values of the unexercised in-the-money options have been calculated on the basis of the estimated fair market value at March 31, 2006, of $3.50 based on average selling price of recent unregistered common stock sales, less the applicable exercise price, multiplied by the number of shares acquired on exercise.

Compensation of Directors:

Historically, the Company has not compensated its directors for their attendance at meetings. As the Board of Directors plans to establish formal audit, compensation and nominating committees, comprised of independent directors, it is anticipated that non-employee directors will receive both cash fees and grants of stock option or warrants.

Employment Agreement:

Peter Berry is subject to an employment agreement with the Company dated November 1, 2002, as amended March 17, 2003, pursuant to which he has been employed as the Company’s President and Chief Operating Officer. The Agreement provides for an initial annual base salary of $84,000, which increased to $88,000 and $93,000 in years two and three, respectively. Pursuant to the terms of the Agreement the Company extended Mr. Berry’s employment agreement for a period of one year through November 1, 2007, at a base salary of $96,000. On November 1, 2002, pursuant to the Agreement, the Company granted Mr. Berry a stock option to purchase up to 500,000 shares of common stock at an exercise price of $.50 per share, which option vested as to 125,000 shares on the first anniversary of the date of grant, and thereafter vests in 36 equal monthly installments through November 11, 2006. In the event that the Company terminates Mr. Berry’s employment without “cause”, as defined in the Agreement, or fails to renew the Agreement except for “cause”, then upon such termination, the Company is obligated to pay to Mr. Berry as severance an amount equal to his then current base salary, plus any earned incentive bonus. In March 2003, the Agreement was amended to reflect Mr. Berry’s agreement to a reduced base salary during the first year of $60,000, and agreement to forego eligibility for an incentive bonus for such year. In exchange for the foregoing, the Company granted Mr. Berry an additional stock option to purchase an additional 250,000 shares of its common stock at a price of $.50 per share. The option was vested as to 125,000 shares on the date of grant, and 62,500 shares on each of September 30, 2003 and March 31, 2004. All other terms of the Agreement remained unchanged. The agreement was further amended by board consent, due to the financial condition of the company in 2004 at Mr. Berry’s request, to eliminate the 100% bonus provision per the contract in year two and defer this bonus into the third year of the employment contract. This entitled Mr. Berry to earn up to 200% of his then salary in the third contract year. Mr. Berry’s bonus earned for the third year of the Agreement was approved for a total of $100,000 to be paid in installments over the following periods; $65,000 during fiscal year 2007 and $35,000 during fiscal year 2008.

Change in Control Agreements:

There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of CryoPort, Inc. or any subsidiary.

Equity Compensation Plan Information:

The Company currently maintains one equity compensation plan, referred to as the 2002 Stock Incentive Plan (the “2002 Plan”). As the Company does not have a formal compensation committee, the Board of Directors is responsible for granting options under this plan. The 2002 Plan, which was approved by its shareholders in October 2002, allows for the grant of options to purchase up to 5,000,000 shares of its common stock. The 2002 Plan provides for the granting of options to purchase shares of the Company’s common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. The stock options are subject to vesting requirements, generally 3 or 4 years. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. No restricted shares have been granted pursuant to the 2002 Plan as of June 12, 2006.

The following table sets forth certain information as of March 31, 2006 concerning the Company’s common stock that may be issued upon the exercise of options or pursuant to purchases of stock under its 2002 Plan:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	2,488,613	$0.45	2,511,387
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
	2,488,613	$0.45	2,511,387

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners:

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of June 12, 2006, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and named executive officers as a group. As of June 12, 2006, there were 30,088,696 shares of common stock outstanding. Unless otherwise indicated, the address of each beneficial owner listed below is c/o CryoPort, Inc., 451 Atlas Street, Brea, California 92821.

The following table gives effect to the shares of common stock issuable within 60 days of March 31, 2006, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned:

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Executive Officers and Directors:

Peter Berry	1,305,450	(1)	3.8%
Dee S. Kelly	101,752	(1)	0.3%
Kenneth G. Carlson	0		0.0%
Adam M. Michelin	0		0.0%
Gary C. Cannon	0		0.0%
Stephen L. Scott	0		0.0%
Thomas S. Fischer, PhD	0		0.0%

All directors and named executive officers as a group (6 persons)	1,407,202		4.1%

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Other 5% Stockholders:
Patrick Mullens, M.D.	2,592,153		7.6%
Raymond Takahashi, M.D.	2,518,012	(1)	7.4%
David Petreccia, M.D.	2,081,751	(1)	6.1%
Dante Panella	1,950,000		5.7%

(1)
Includes shares which individuals shown above have the right to acquire as of March 31, 2006, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows: Mr. Berry - 1,305,450 shares; Dr. Takahashi - 583,333 shares; Dr. Petreccia - 83,333 shares; and Ms. Kelly 101,752 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the Share Exchange Agreement with CryoPort Systems, Inc. in March 2005 (see Note 1), the Company issued 1,000,000 shares to Mr. Dante Panella, a majority stockholder in exchange for Mr. Panella’s surrender of 1,354,891 shares of Cryoport Systems’ common stock. At the time of the Share Exchange agreement, Mr. Panella held the position of President, CEO of GT-5 Limited. Pursuant to the Share Exchange Agreement the Company’s then directors and officers resigned, and the directors and officers of CryoPort Systems, Inc. were elected to fill the vacancies created by such resignations. The company’s name was then changed to Cryoport, Inc. Since the time of the Share Exchange Agreement, Mr. Panella has not been involved in the management of Cryoport, Inc.

During 2004, in connection with a private placement offering, Mr. Panella purchased a total of 1,217,225 shares of CryoPort Systems, Inc. common stock for $0.04 per share with total proceeds of $48,689 received by the Company as follows: 250,000 shares purchased on July 23, 2005, 342,225 shares purchased on October 20, 2005, and 625,000 shares purchased on November 15, 2005.

In June 2005, the Company engaged Mr. Gary Cannon’s services as outside counsel at the rate of $6,000 per month. Mr. Cannon is the Company’s secretary and a member of its board of directors.

As of March 31, 2006 the Company had aggregate principal balances of $1,369,500 in outstanding unsecured indebtedness owed to five related parties including four former board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for total monthly principal payments beginning April 1, 2006 of $2,500, which increase by $2,500 every six months to a maximum of $10,000. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015. Related party interest expense under these notes was $79,179 and $82,464 for the years ended March 31, 2006 and 2005, respectively. Accrued interest, which is included in notes payable in the accompanying balance sheet, related to these notes amounted to $318,746 and $239,567 as of March 31, 2006 and 2005, respectively. Subsequent to year end the Company failed to make the required payments under the notes. However, pursuant to the note agreements, the Company has a 120 grace period to pay missed payments before the notes enter default. Management expects to pay all payments due prior to the expiration of the 120 day grace period. No new borrowings have been made by the Company from these related parties as of June 12, 2006.

ITEM 13. DESCRIPTION OF EXHIBITS

3.1	Corporate Charter for G.T.5-Limited issued by the State of Nevada on March 15, 2005.

3.2	Articles of Incorporation for G.T.5-Limited filed with the State of Nevada in May 25, 1990.

3.3.	Amendment to Articles of Incorporation of G.T.5-Limited increasing the authorized shares from 5,000,000 to 100,000,000 shares filed with the State of Nevada on October 12, 2004.

3.4	Amendment to Articles of Incorporation changing the name of the corporation from G.T.5-Limited to CryoPort, Inc. filed with the State of Nevada on March 16, 2005.

3.5	Amended and Restated By-Laws of CryoPort, Inc. adopted by the Board of Directors on June 22, 2005.

3.6
Articles of Incorporation of CryoPort Systems, Inc. filed with the State of California on December 11, 2000, including Corporate Charter for CryoPort Systems, Inc. issued by the State of California on December 13, 2000.

3.7	By-Laws of CryoPort Systems, Inc. adopted by the Board of Directors on December 11, 2000.

3.8	CryoPort Systems, Inc. Stock Certificate Specimen.

3.9	Code of Conduct for CryoPort, Inc. pending adoption by Board of Directors.

3.10	Code of Ethics for Senior Officers of CryoPort, Inc. and subsidiaries pending adoption by Board of Directors.

3.11	Statement of Policy on Insider Trading pending adoption by Board of Directors.

3.12.	CryoPort, Inc. Audit Committee Charter, under which the Audit Committee will operate, adopted by the Board of Directors on August 19, 2005.

3.13	CryoPort Systems, Inc. 2002 Stock incentive Plan adopted by the Board of Directors on October 1, 2002.

3.14	Stock Option Agreement ISO - Specimen adopted by the Board of Directors on October 1, 2002.

3.15	Stock Option Agreement NSO - Specimen adopted by Board of Directors on October 1, 2002.

3.16	Warrant Agreement - Specimen adopted by the Board of Directors on October 1, 2002.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8 information sheet and Assignment to CryoPort Systems, Inc. document.

10.1	Contracts

10.1.1	Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. signed on March 15, 2005.

10.1.2	Commercial Promissory Note between CryoPort, Inc. and D. Petreccia executed on August 26, 2005.

10.1.3	Commercial Promissory Note between CryoPort, Inc. and J. Dell executed on September 1, 2005.

10.1.4	Commercial Promissory Note between CryoPort, Inc. and M. Grossman executed on August 25, 2005.

10.1.5	Commercial Promissory Note between CryoPort, Inc. and P. Mullens executed on September 2, 2005.

10.1.6	Commercial Promissory Note between CryoPort, Inc. and R. Takahashi executed on August 25, 2005.

10.1.7	Lease Agreement between CryoPort Systems, Inc. and Brea Hospital Properties, LLC, executed on March 11, 2005.

10.1.8	Exclusive and Representation Agreement between Cryoport Systems, Inc. and CryoPort Systems, Ltda. executed on August 9, 2001.

*10.1.9	Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer

*	filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee which is composed of three independent directors and the Company’s Vice President of Finance, has selected Corbin & Company, LLP as independent accountants to audit the Company’s books, records, accounts and financial statements for the fiscal year ended March 31, 2006. Corbin & Company, LLP previously audited the Company’s financial statements during the fiscal year ended March 31, 2005.

Audit and Non-Audit Fees:

Aggregate fees for professional services rendered to the Company by Corbin & Company, LLP for the years ended March 31, 2006 and 2005 were as follows:

Services Provided	2006	2005
Audit Fees	$60,180	$69,100
Audit Related Fees	–	–
Tax Fees	7,240	–
All Other Fees	11,025	–
Total	$78,445	$69,100

Audit Fees. The aggregate fees billed for the years ended March 31, 2006 and 2005 were for the audits of the Company’s financial statements and reviews of the interim financial statements included in the annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended March 31, 2006 and 2005 for the audit or review of the Company’s financial statements that are not reported under Audit Fees.

Tax Fees. The aggregate fees billed for the years ended March 31, 2006 and 2005 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. The aggregate other fees billed for the year ended March 31, 2006 were for services related to the Company’s Registration Form 10-SB and other filings. There were no other fees billed for the year ended March 31, 2005 other than the services described above.

Audit Committee Pre-Approval Policies and Procedures:

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Corbin & Compnay, LLP and the estimated fees related to these services.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CryoPort, Inc.

Dated: June 24, 2006	By:
Peter Berry President and Chief Executive Officer

Dated: June 24, 2006	By:
Dee S. Kelly Vice President of Finance

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

	President, Chief Executive	June 24, 2006
Peter Berry	Officer and Director

	Secretary and Director	June 24, 2006
Gary C. Cannon

	Director	June 24, 2006
Adam M. Michelin

	Director	June 24, 2006
Stephen L. Scott

	Director	June 24, 2006
Thomas Fischer, PhD

EXHIBIT INDEX

Exhibit No.	Description	Page or Method of Filing

3.1	State of Nevada Corporate Charter for G.T. 5- Limited	(1)
3.2	Articles of Incorporation Of G.T 5-Limited	(1)
3.3	Amendment to Articles of Incorporation of G T. 5-Limited issue 100M shares	(1)
3.4	Amendment of Articles of Incorporation of G.T.5-Limited name change to CryoPort, Inc	(1)
3.5	Amended and Restated By-Laws Of CryoPort, Inc.	(1)
3.6	Articles of Incorporation CryoPort Systems, Inc.	(1)
3.7	By-Laws of CryoPort Systems, Inc.	(1)
3.8	CryoPort, Inc. Stock Certificate Specimen	(1)
3.9	Code of Conduct for CryoPort, Inc.	(1)
3.10	Code of Ethics for Senior Officers	(1)
3.11	Statement of Policy on Insider Trading	(1)
3.12	CryoPort, Inc. Audit Committee Charter	(1)
3.13	CryoPort Systems, Inc. 2002 Stock Incentive Plan	(1)
3.14	Stock Option Agreement ISO - Specimen	(1)
3.15	Stock Option Agreement NSO -Specimen	(1)
3.16	Warrant Agreement - Specimen	(1)
3.17	Patents and Trademarks
3.17.1	CryoPort Systems, Inc. Patent #6,467,642	On File with Company
3.17.2	CryoPort Systems, Inc. Patent #6,119,465	On File with Company
3.17.3	CryoPort Systems, Inc. Patent #6,539,726	On File with Company

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7	On File with Company
3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8	On File with Company
10.1	Contracts
10.1.1	Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. dated 03/05/01.	(1)
10.1.2	Commercial Promissory Notes between CryoPort, Inc. and D. Petreccia	(1)
10.1.3	Commercial Promissory Notes between CryoPort, Inc. and J. Dell	(1)
10.1.4	Commercial Promissory Notes between CryoPort, Inc. and M. Grossman	(1)
10.1.5	Commercial Promissory Notes between CryoPort, Inc. and P. Mullens	(1)
10.1.6	Commercial Promissory Notes between CryoPort, Inc. and R. Takahashi	(1)
10.1.7	Lease Agreement between CryoPort Systems, Inc. and Brea Hospital Properties, LLC.	(1)
10.1.8	Exclusive and Representation Agreement Between CryoPort Systems, Inc. and CryoPort Systems Ltda.	(1)
10.1.9	Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief/Financial Officer	Filed Herewith
32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer	Filed Herewith
32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer	Filed Herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.