Form 10QSB
period 2006-06-30
Cryoport, Inc.
filed 2006-08-14
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________   to __________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐
As of August 14, 2006 the Company had 30,279,029 shares of its $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2006
ASSETS	(Unaudited)
Current assets:
Cash	$10,683
Accounts receivable, net	8,806
Inventories	178,443
Prepaid expenses and other current assets	13,769
Total current assets	211,701

Fixed assets, net	48,425

Intangible assets, net	8,198

$268,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$275,872
Accrued expenses	105,282
Accrued warranty costs	58,175
Accrued salaries	334,667
Short term note payable and accrued interest payable	81,910
Current portion of note payable	24,000
Current portion of related party notes payable	67,500
Total current liabilities	947,406

Related party notes payable and accrued interest payable, net of current portion	1,645,112

Note payable, net of current portion	35,440

Total liabilities	2,627,958

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 30,107,029 shares issued and outstanding	30,107
Additional paid-in capital	4,918,721
Accumulated deficit	(7,308,462)
Total stockholders’ deficit	(2,359,634)

$268,324

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net sales	$18,462	$122,493

Cost of sales	39,340	143,956

Gross loss	(20,878)	(21,463)

Operating expenses:
Selling, general and administrative expenses	203,308	268,764
Research and development expenses	19,109	79,354

Total operating expenses	222,417	348,118

Loss from operations	(243,295)	(369,581)

Other expense:
Interest expense	(26,276)	(21,353)

Loss before income taxes	(269,571)	(390,934)

Income taxes	-	-

Net loss	$(269,571)	$(390,934)

Net loss available to common stockholders per
common share:
Basic and diluted loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	30,090,329	29,732,491

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(269,571)	$(390,934)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,262	22,423
Estimated fair value of stock options issued to
consultants	35,288	8,640
Changes in operating assets and liabilities:
Accounts receivable	13,500	(58,897)
Inventories	11,878	(6,091)
Prepaid expenses and other current assets	(4,499)	38,768
Accounts payable	52,802	6,017
Accrued expenses	(6,779)	5,173
Accrued warranty costs	(1,357)	(372)
Accrued salaries	33,475	54,756
Accrued interest	26,276	20,783

Net cash used in operating activities	(98,725)	(299,734)

Cash flows used in investing activities:
Purchases of fixed assets	-	(19,249)

Cash flows from financing activities:
Proceeds from borrowings under notes payable	80,000	-
Repayment of notes payable	-	(3,000)
Proceeds from issuance of common stock	24,685	15,000

Net cash provided by financing activities	104,685	12,000

Net change in cash	5,960	(306,983)

Cash, beginning of period	4,723	720,195

Cash, end of period	$10,683	$413,212

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$800

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 1 - MANAGEMENT’S REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Cryoport, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2006.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cryoport, Inc. (the “Company”) was originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990 as a Nevada Corporation. The Company was engaged in the business of designing and building exotic body styles for automobiles compatible with the vehicle’s existing chassis.

On March 15, 2005, the Company entered into a Share Exchange Agreement (the “Agreement”) with Cryoport Systems, Inc. (“Cryoport Systems”), a California corporation, and its stockholders whereby the Company acquired all of the issued and outstanding shares of Cryoport Systems in exchange for 24,108,105 shares of its common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems was originally formed in 1999 as a California limited liability company and was reorganized into a California corporation on December 11, 2000. Cryoport Systems was founded to capitalize on servicing the transportation needs of the growing global “biotechnology revolution.” Effective March 16, 2005, the Company changed its name to Cryoport, Inc. The transaction has been recorded as a reverse acquisition.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $269,571 during the three month period ended June 30, 2006 and had a cash balance of $10,683 at June 30, 2006. In addition, at June 30, 2006, the Company’s stockholders’ deficit was $2,359,634 and the Company had negative working capital of $735,705. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2006 the Company had no cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $47,000 as of June 30, 2006, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe, Latin America and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During the three month periods ended June 30, 2006 and 2005, the Company had foreign sales of approximately $9,650 and $45,000 which constituted approximately 52% and 37%, respectively, of net sales.

The majority of the Company’s customers are in the Bio-tech and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related party notes payable, payables, accrued expenses and a note payable to a third party. The carrying value for all such instruments, except the related party notes payable, approximates fair value at June 30, 2006. The difference between the fair value and recorded values of the related party notes payable is not significant.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Work in process and finished goods include material, labor and applied overhead. Inventories at June 30, 2006 consist of the following:

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Raw materials	$95,778
Work in process	57,109
Finished goods	25,556

$178,443

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Furniture and fixtures	7 years
Machinery and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accrued Warranty Costs

Estimated costs of the standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the extended warranty plan are expensed as incurred.

The following represents the activity in the warranty accrual account during the three month periods ended June 30:

	2006	2005
Beginning warranty accrual	$59,532	$70,500
Increase in accrual (charged to cost of sales)	1,268	11,250
Charges to accrual (product replacements)	(2,625)	(11,622)

Ending warranty accrual	$58,175	$70,128

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

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the three month periods ended June 30, 2006 and 2005, the Company expensed approximately $250 and $5,600, respectively, in advertising costs.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Expenses

The company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

Stock-Based Compensation

Adoption of SFAS 123 (R)

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended June 30, 2006 was zero as the Company has not had a significant history of forfeitures. There were no stock options granted during the three months ended June 30, 2006.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended June 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a five-year term. As of June 30, 2006, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

	June 30, 2006	June 30, 2005
Stock options:
Expected term	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividends	N/A	N/A

The following table illustrates the effect on net loss and net loss per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

Net loss - as reported	$(390,934)

Add: Share based employee compensation included in net income, net	-

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(2,667)

Net loss - pro forma	$(393,601)

Net loss per common share - basic and diluted
As reported	$(0.01)
Pro forma	$(0.01)

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

A summary of option activity for the three months ended June 30, 2006, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

Options outstanding at March 31, 2006	2,488,613	$0.45	2.44
Options granted	-	$-
Options exercised	-	$-
Options forfeited	-	$-

Options outstanding at June 30, 2006	2,488,613	$0.45	2.20	$4,949,357

Options exercisable at June 30, 2006	2,381,509	$0.44	2.11	$4,746,005

There were no options granted or exercised during the three months ended June 30, 2006. Upon the exercise of options, the Company issues new ordinary shares from its authorized shares.

A summary of the status of the Company’s non-vested stock options as of June 30, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested stock options at March 31, 2006	177,352	$0.52
Non-vested stock options granted	-	-
Vested stock options	(70,248)	$0.53
Forfeited/cancelled stock options	-	-

Non-vested stock options at June 30, 2006	107,104	$0.52

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2006, there was approximately $57,467 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.75 years. The total fair value of shares vested during the three months ended June 30, 2006 was $35,288.

As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s loss before income taxes and net loss for the three months ended June 30, 2006 was approximately $19,898 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the three months ended June 30, 2006 was approximately $0.002 lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the three months ended June 30, 2006, which was allocated as follows:

Three Months Ended June 30, 2006
Stock-based compensation expense included in:
Cost of sales	$-
Salary and related	-
Selling, general and administrative	35,288

Stock based compensation expense related to employee stock options	$35,288

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 6).

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in an increase of 692,957 and 1,276,389 shares for the periods ended June 30, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company becomes a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s condition or results of operations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES, continued

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

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

NOTE 4 - NOTES PAYABLE

On May 12, 2006, the Company arranged for short term financing of $175,000, pursuant to a Loan Agreement and related Secured Promissory Note with Ventana Group, LLC. Disbursements to the Company under the Loan Agreement are based on achievement of milestones reached towards finalizing a long term equity financing agreement. As of June 30, 2006, the Company had received $80,000 of funds and had accrued $1,910 of interest payable under this Loan Agreement. The note is secured by machinery and equipment owned by the Company. Per the terms of the Note, interest on the unpaid principal balance of the note is accrued at a monthly rate of 2% and is payable together with all outstanding principal on November 10, 2006.

The Company has a non-interest bearing note payable to a third party for $77,304, which was due in April 2003. The Company is currently required to make monthly payments of $2,000 as agreed upon with the third party. As of June 30, 2006, the remaining unpaid balance was $59,440.

As of June 30, 2006, the Company had $1,369,500 in outstanding unsecured indebtedness owed to five related parties including current and former members of the board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments of $2,500 beginning April 1, 2006, and increase by $2,500 every six months to a maximum of $10,000 per month, beginning April 1, 2006. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 4 - NOTES PAYABLE, continued

Related party interest expense under these notes was $24,366 and $20,783 for the three months ended June 30, 2006 and 2005, respectively. Accrued interest, which is included in notes payable in the accompanying consolidated balance sheet, related to these notes amounted to $343,112 as of June 30, 2006.

As of June 30, 2006, the Company had failed to make the required payments under the related party notes. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On July 28, 2006, the Company paid the April payments due on these related party notes. Management expects to pay all payments due prior to the expiration of the 120-day grace period.

NOTE 5 - EQUITY

In April 2006, 8,333 warrants were exercised at a price of $0.30 per share.

In April 2006, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the three months ended June 30, 2006, in connection with this agreement, 17,000 shares of the Company’s common stock were sold to investors at a price of $1.50 per share for proceeds of $22,185 to the Company, net of issuance costs of $3,315.

During the three months ended June 30, 2006 and 2005, compensation expense from the vesting of options issued to employees and non-employees totaled $35,288 and $8,640, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 2).

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 6 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three month periods ended June 30:

	2006	2005
Numerator for basic and diluted earnings per share:
Net loss available to common stockholders	$(269,571)		$(390,934)

Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	30,090,203		29,732,491

Net loss per common share available to common stockholders	$(0.01)	$	$(0.01)

NOTE 7 - RELATED PARTY TRANSACTIONS

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the three months ended June 30, 2006 and 2005 was $19,500 and $6,000, respectively.

NOTE 8 - SUBSEQUENT EVENTS

In connection with the Regulation D offerings, subsequent to June 30, 2006, 172,000 additional shares of the Company’s common stock were sold to investors at an average price of $1.02 per share for proceeds of $152,685 to the Company, net of issuance costs of $22,815.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2006 and 2005

NOTE 8 - SUBSEQUENT EVENTS, continued

On July 13, 2006, Peter Berry and Dante Panella advanced the Company short term, zero interest loans of $5,000 and $14,000, respectively. These loans were repaid in full to Mr. Berry and Mr. Panella on July 27, 2006.

On August 3, 2006, the Company issued a total of 846,750 warrants to purchase shares of the Company’s common stock to various consultants, board members, and employees. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $762,075 as of August 4, 2006, which has been recorded to various expense accounts subsequent to year end.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In this Form 10-QSB the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its wholly owned subsidiary CryoPort Systems, Inc.

Safe Harbor and Forward Looking Statements:

The Company has made some statements in this Form 10-QSB, including some under this “Management’s Discussion and Analysis or Plan of Operation”, and elsewhere, which are forward-looking statements within the definition of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements may discuss the Company’s future expectations, contain projections of its plan of operation or financial condition or state other forward-looking information. In this Form 10-QSB, forward looking statements are generally identified by words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. Important factors that may cause actual results to differ from projections include, but are not limited to, the following:

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

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of June 30, 2006 and the related consolidated statements of operations and cash flows for each of the three months ended June 30, 2006 and 2005, and the related notes thereto (see Item 1 Financial Statements) as well as the audited financial statements of the Company as of March 31, 2006 and for the years ended March 31, 2006 and 2005 included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006.

The Company cautions readers that important facts and factors described in this Management’s Discussion and Analysis or Plan of Operation and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $269,571 and $390,934 for the three month periods ended June 30, 2006 and 2005, respectively. In addition, at June 30, 2006 the Company’s accumulated deficit was $7,308,462 and the Company had negative working capital of $735,705. The Company’s management recognizes that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.

We anticipate that unless we are able to raise or generate proceeds of at least $3,000,000 within the next 4 to 6 months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at the desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues or future funding can support expansion.

In order to continue as a going concern, the Company’s management has begun taking the following steps:

1)	Continuing to aggressively pursue alternative sources for significant long-term funding of approximately $3,000,000 to $5,000,000 to support the launch of the one-way product line.

2)
Continuing to obtain additional capital through a private placement offering, initiated in April 2006, of common stock under Regulation D. Management anticipates that the proceeds from this offering will provide over 6 to 9 months of operating capital.

3)
Continuing to maintain minimal operating expenditures through stringent cost containment measures. The Company’s largest expenses relate to personnel and meeting the legal and reporting requirements of a public company.

4)	Utilizing part-time consultants and asking employees to manage multiple roles and responsibilities whenever possible to keep operating costs low.

5)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as all or part of their compensation in an effort to minimize monthly cash flow. With this strategy, the Company has established a critical mass of experienced business professionals capable of taking the Company forward.

6)
Maintaining current levels for sales, marketing, engineering, scientific and operating personnel and cautiously and gradually adding critical and key personnel only as necessary to help expand the Company’s product offerings in the reusable and one-way cryogenic shipping markets, leading it to additional revenues and profits.

7)	Adding other expenses such as customer service, administrative and operations staff only commensurate with increased revenues.

8)	Focusing current research and development efforts only on development, production and distribution of the one-way shipper.

Research and Development

Due to the ongoing nature of this research, the Company is unable to ascertain with certainty the total estimated completion dates and costs associated with all phases of this research. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the three months ended June 30, 2006 and 2005, research and development costs were $19,109 and $79,354, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

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

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of the Company’s receivables at least quarterly. Such costs of allowance for doubtful accounts are subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Impairment of Long-Lived Assets. The Company assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Manufacturing fixed assets are subject to obsolescence potential as result of changes in customer demands, manufacturing process changes and changes in materials used. The Company is not currently aware of any such changes that would cause impairment to the value of its manufacturing fixed assets.

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

Net Sales. During the three months ended June 30, 2006, the Company generated $18,462 from reusable shipper sales compared to revenues of $122,493 in the same period of the prior year, a decrease of $104,031 (85%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the third quarter of the Company’s fiscal year 2006 to the introduction of the one-way shipper, anticipated for release in the third quarter of the Company’s fiscal year 2007, into the biotech industry sector. Additionally, cash constraints slowed production activities and average sales unit prices during the three month period ended June 30, 2006 were lower than that of the same period of the prior year due to the change in the industry sales mix.

Gross Profit/Loss. Gross loss for the three month period ended June 30, 2006 decreased by $585 (3%) to $20,878 compared to $21,463 for the three month period ended June 30, 2005. The decrease in the gross loss is mainly attributable to the decreased cost of sales as a result of cost containment measures initiated over the past six months as well as lower sales volumes.

Cost of sales for the three month period ended June 30, 2006 decreased to $39,340 from $143,956 for the three month period ended June 30, 2005 primarily as the result of cost containment measures initiated over the past six months as well as lower sales volumes. During both periods cost of sales exceeded sales due to plant under utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $65,456 (24%) to $203,308 for the three month period ended June 30, 2006 as compared to $268,764 for the three month period ended June 30, 2005 due mainly to: (i) decreased sales and marketing costs of $44,174 related to decreased trade shows, travel and consultant expenses, and (ii) decreased general and administrative costs of $21,282 related to decreased regulatory costs including decreased legal and accounting fees related to the prior year’s share exchange agreement and public filing costs.

Research and Development Expenses. Research and development expenses decreased by $60,245 (76%) to $19,109 for the three month period ended June 30, 2006 as compared to $79,354 for the three month period ended June 30, 2005 related to the significant decrease in the development activity on the one-way product which was experienced in the prior year.

Net Loss. As a result of the factors described above, the net loss for the three months ended June 30, 2006 decreased by $121,363 (31%) to $269,571 or ($0.01) per share compared to $390,934 or ($0.01) per share for the three months ended June 30, 2005.

Assets and Liabilities

At June 30, 2006, the Company had total assets of $268,324 compared to total assets of $293,505 at March 31, 2006, a decrease of $25,181 (9%). Cash was $10,683 as of June 30, 2006, an increase of $5,960 (126%) from $4,723 in cash on hand as of March 31, 2006. During the three month period ended June 30, 2006, cash provided by financing activities of $104,685 was offset by cash used in operations of $98,725. As of August 14, 2006, the Company’s cash on hand was $65,733.

Net accounts receivable at June 30, 2006 was $8,806, a decrease of $13,500 (61%) from $22,306 at March 31, 2006. This decrease is due to the decreased sales during the three months ended June 30, 2006 in addition to the collection of customer balances over 90 days. These decreases in accounts receivable were partially offset by a decrease to the bad debt reserve.

Net inventories decreased $11,878 (6%), to $178,443 as of June 30, 2006, from $190,321 as of March 31, 2006. The decrease in inventories is due to the slow down of production activities due to the expected introduction of the new one-way shipper.

Net fixed assets decreased to $48,425 at June 30, 2006 from $57,520 at March 30, 2006 as a result of depreciation in the amount of $9,095 for the three months ended June 30, 2006. No new fixed assets were acquired during the quarter.

Intangible assets decreased to $8,198 at June 30, 2006 from $9,365 at March 30, 2006 as a result of amortization in the amount of $1,167 for the three months ended June 30, 2006.

Total liabilities at June 30, 2006 were $2,627,958, an increase of $184,417 (8%) from $2,443,541 as of March 31, 2006. Accounts payable was $275,872 at June 30, 2006, an increase of $52,802 (24%) from $223,070 at March 31, 2006. The accounts payable increase is primarily due to the increased consultant fees payable resulting from delays in payments due to cash restrictions which were partially offset by decreased payables due to material suppliers affected by the payment cycle of trade payables relating to the decrease in inventory. Accrued expenses decreased $6,779 (6%) to $105,282 at June 30, 2006 from $112,061 at March 31, 2006, resulting from the reclassification of accrued expenses to accrued salaries. Accrued warranty costs decreased $1,357 (2%) to $58,175 at June 30, 2006 from $59,532 due to $2,625 of product replacement costs charged to the accrual offset by $1,268 charged to the accrual for product sales during the three month period ended June 30, 2006. Accrued salaries were $334,667 at June 30, 2006, an increase of $33,475 (11%) from $301,192 at March 31, 2006. This is due to the increase in deferred salaries for management during the three months ended June 30, 2006 in addition to the reclassification of accrued salaries from accrued expenses.

In May 2006, the Company signed a loan agreement for short term funding of up to $175,000 for a period of 90 days in anticipation of securing more significant long-term funding. As of June 30, 2006, the Company had borrowed $80,000 against this short-term note and accrued related interest of $1,910. As of August 4, 2006, the terms of the note had been extended for an additional 90 days.

Current portion of related party notes payable increased $22,500 to $67,500 at June 30, 2006 due to the delay in payment of the scheduled payments for April, May and June 2006, as well as the increase in the payments on these notes beginning April 1, 2007. On July 28, 2006, the Company paid the April 2006 payments due on these notes. Current portion of notes payable of $24,000 at June 30, 2006 had no change from March 31, 2006. Long-term related party notes payable increased $1,866 (0.1%) to $1,645,112 at June 30, 2006 from $1,643,246 at March 31, 2006 due to the additional interest accrued for the three month period ended June 30, 2006 offset by the increase in the amount allocated to the current portion of related party notes payable. Long-term notes payable remained unchanged at $35,440 from March 31, 2006 to June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, the Company’s current liabilities of $947,406 exceeded its current assets of $211,701 by $735,505. Approximately 35% of current liabilities represent accrued salaries for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total assets decreased to $268,324 at June 30, 2006 from $293,505 at March 31, 2006 as a result of funds used in operating activities, partially offset by cash received from the short term loan proceeds and the proceeds from the sale of common stock.

The Company’s total outstanding indebtedness increased to $2,627,958 at June 30, 2006 from $2,443,541 at March 31, 2006 primarily from the additional short-term note payable secured during the three months ended June 30, 2006, increases in accrued interest for notes payable and the increase in accounts payable related to deferred consultant fees.

The Company does not expect to incur any material capital expenditures until management is able to secure more significant long-term funding for the launch of the new one-way product line or sales increase materially.

In April 2006, the Company entered into an agency agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. In connection with this agreement, subsequent to June 30, 2006, 172,000 additional shares of the Company’s common stock were sold to investors at an average price of $1.02 per share for proceeds of $152,685 to the Company, net of issuance costs of $22,815.

Item 3. Controls and Procedures

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2006.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Unregistered Sales of Equity Securities

In April 2006, 8,333 warrants were exercised at a price of $0.30 per share.

In April 2006, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the three months ended June 30, 2006, in connection with this agreement, 17,000 shares of the Company’s common stock were sold to investors at a price of $1.50 per share for proceeds of $22,185 to the Company, net of issuance costs of $3,315.

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

CryoPort, Inc.

Dated: August 14, 2006	By:	/s/ Peter Berry
PETER BERRY, CEO, President

Dated: August 14, 2006	By:	/s/ Dee S. Kelly
DEE S. KELLY, Vice President, Finance
Title