Form 10QSB
period 2006-09-30
Cryoport, Inc.
filed 2006-11-14
CIK 1124524

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______  to _______

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

Yes ☑ No ☐
As of November 13, 2006 the Company had 30,295,029 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.
CONSOLIDATED BALANCE SHEET

September 30, 2006 (Unaudited)
ASSETS
Current assets:
Cash	$10,562
Accounts receivable, net	4,375
Inventories	175,186
Prepaid expenses and other current assets	9,270
Total current assets	199,393

Fixed assets, net	45,801
Intangible assets, net	7,031

$252,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$301,053
Accrued expenses	97,345
Accrued warranty costs	58,155
Accrued salaries	110,037
Short term note payable and accrued interest payable	86,710
Current portion of note to officer	27,000
Current portion of related party notes payable	82,500
Current portion of note payable	24,000
Total current liabilities	786,800

Related party notes payable and accrued interest, net of current portion	1,643,200
Note payable, net of current portion	35,440
Note to officer, net of current portion	215,388

Total liabilities	2,680,828

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,295,029 shares issued and outstanding	30,295
Additional paid-in capital	5,960,181
Accumulated deficit	(8,419,079)
Total stockholders’ deficit	(2,428,603)

$252,225

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$8,214	$23,723	$26,675	$146,216

Cost of sales	33,434	110,636	72,774	254,592

Gross loss	(25,220)	(86,913)	(46,099)	(108,376)

Operating expenses:
Selling, general and administrative expenses	1,040,060	319,610	1,243,367	588,374
Research and development expenses	19,950	65,198	39,059	144,552

Total operating expenses	1,060,010	384,808	1,282,426	732,926

Loss from operations	(1,085,230)	(471,721)	(1,328,525)	(841,302)

Other expense:
Interest expense	(25,387)	(21,196)	(51,663)	(42,549)

Net loss	$(1,110,617)	$(492,917)	$(1,380,188)	$(883,851)

Net loss available to common stockholders per common share:
Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.05)	$(0.03)
Basic and diluted weighted average common shares outstanding	30,239,599	29,855,017	30,152,616	29,793,906

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,380,188)	$(883,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,053	45,454
Bad debt (recovery) expense	(7,256)	25,000
Estimated fair value of stock options and warrants issued to consultants and employees	910,331	17,280
Changes in operating assets and liabilities:
Accounts receivable	25,187	(34,487)
Inventories	15,135	(49,497)
Prepaid expenses and other current assets	-	42,118
Accounts payable	77,983	43,601
Accrued expenses	(14,716)	1,436
Accrued warranty costs	(1,377)	(4,504)
Accrued salaries	51,233	98,746
Accrued interest	51,664	41,566

Net cash used in operating activities	(257,951)	(657,138)

Cash flows used in investing activities:
Purchases of fixed assets	-	(39,700)

Cash flows from financing activities:
Proceeds from borrowings under notes payable	80,000	-
Repayment of notes payable	(7,500)	(6,000)
Proceeds from issuance of common stock	191,290	255,660

Net cash provided by financing activities	263,790	249,660

Net change in cash	5,839	(447,178)
Cash, beginning of period	4,723	720,195

Cash, end of period	$10,562	$273,017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$800
Supplemental schedule of non-cash financing activities:
Conversion of accrued salaries to note payable	$242,388	$-

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 1 - MANAGEMENT’S REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Cryoport, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2006.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was originally incorporated under the name G.T.5-Limited (“GT-5”) on May 25, 1990 as a Nevada Corporation. The Company was engaged in the business of designing and building exotic body styles for automobiles compatible with the vehicle’s existing chassis.

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
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,380,188 during the six-month period ended September 30, 2006 and had a cash balance of $10,562 at September 30, 2006. In addition, at September 30, 2006, the Company’s stockholders’ deficit was $2,428,603 and the Company had negative working capital of $587,407. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

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

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2006, the Company had no cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $47,000 as of September 30, 2006, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company has foreign sales primarily in Europe, Latin America and Canada. Foreign sales are primarily under non-exclusive distribution agreements with international distributors. During the six month periods ended September 30, 2006 and 2005, the Company had foreign sales of approximately $11,306 and $51,000, respectively, which constituted approximately 42% and 35%, respectively, of net sales.

The majority of the Company’s customers are in the bio-tech and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related party notes payable, payables, accrued expenses and a note payable to a third party. The carrying value for all such instruments, except the related party notes payable, approximates fair value at September 30, 2006. The difference between the fair value and recorded values of the notes payable is not significant.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Work in process and finished goods include material, labor and applied overhead. Inventories at September 30, 2006 consist of the following:

Raw materials	$91,732
Work in process	56,035
Finished goods	27,419

$175,186

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Accrued Warranty Costs

Estimated costs of the Company’s standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the standard warranty are charged to the accrual as incurred.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following represents the activity in the warranty accrual account during the six month periods ended September 30:

	2006	2005
Beginning warranty accrual	$59,532	$70,500
Increase in accrual (charged to cost of sales)	1,623	12,750
Charges to accrual (product replacements)	(3,000)	(17,254)

Ending warranty accrual	$58,155	$65,996

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

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the six month periods ended September 30, 2006 and 2005, the Company expensed approximately $1,315 and $26,000 respectively, in advertising costs.

Research and Development Expenses

The Company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

Adoption of SFAS 123 (R)

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the three and six months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and six months ended September 30, 2006 was zero as the Company has not had a significant history of forfeitures. There were no stock options granted during the six months ended September 30, 2006 and 2005.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended September 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a five-year term. As of September 30, 2006, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

	September 30,	September 30,
	2006	2005
Stock options:
Expected term	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividends	N/A	N/A

The following table illustrates the effect on net loss and net loss per share for the three and six months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	For The Three Months Ended September 30,	For The Six Months Ended September 30,
	2005	2005
Net loss - as reported	$(492,917)	$(883,851)

Add: Share based employee compensation included in net income, net	-	-

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(12,237)	(24,674)

Net loss - pro forma	$(505,154)	$(908,525)

Net loss per common share - basic and diluted
As reported	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.03)

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

A summary of option activity for the six months ended September 30, 2006, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

Options outstanding at March 31, 2006	2,488,613	$0.45	2.44
Options granted	-	$-
Options exercised	-	$-
Options forfeited	-	$-

Options outstanding at September 30, 2006	2,488,613	$0.45	1.94	$296,062

Options exercisable at September 30, 2006	2,451,757	$0.45	1.92	$296,062

There were no options granted or exercised during the six months ended September 30, 2006. Upon the exercise of options, the Company issues new shares from its authorized shares.

A summary of the status of the Company’s non-vested stock options as of September 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested stock options at March 31, 2006	177,352	$0.52
Non-vested stock options granted	-	-
Vested stock options	(140,496)	$0.53
Forfeited/cancelled stock options	-	-

Non-vested stock options at September 30, 2006	36,856	$0.51

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2006, there was approximately $22,179 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.50 years. The total fair value of shares vested during the six months ended September 30, 2006 was $70,576.

As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s loss before income taxes and net loss for the six months ended September 30, 2006 was approximately $39,796 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the six months ended September 30, 2006 was approximately $0.001 lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and six months ended September 30, 2006, which was allocated as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Stock-based compensation expense included in:
Cost of sales	$-	$-
Salary and related	-	-
Selling, general and administrative	35,288	70,576

Stock based compensation expense related to employee stock options	$35,288	$70,576

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter “C” Corporation and files a federal income tax return. The Company files separate state income tax returns for California and Nevada.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 2 - OGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 6).

Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants would have resulted in an decrease of 872,835 shares for the six month period ended September 30, 2006 and an increase of 3,255,211 shares for the six month period ended September 30, 2005.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 3 - COMMITMENTS AND CONTINGENCIES, continued

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the states of California and Nevada. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. In connection with its business merger, the Company has indemnified the merger candidate for certain claims arising from the failure of the Company to perform any of its representations or obligations under the agreements. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 4 - NOTES PAYABLE

On May 12, 2006, the Company arranged for short term financing of $175,000, pursuant to a Loan Agreement and related Secured Promissory Note with Ventana Group, LLC. Disbursements to the Company under the Loan Agreement are based on achievement of milestones reached towards finalizing a long term equity financing agreement. As of September 30, 2006, the Company had received $80,000 of funds and had accrued $6,710 of interest payable under this Loan Agreement. The note is secured by machinery and equipment owned by the Company. Per the terms of the note, interest on the unpaid principal balance of the note is accrued at a monthly rate of 2% and is payable together with all outstanding principal on February 10, 2007.

The Company has a non-interest bearing note payable to a third party lender for $77,304, which was due in April 2003. The Company is scheduled to make monthly payments of $2,000 as agreed with the third party lender. As of September 30, 2006, the remaining unpaid balance was $59,440.

As of September 30, 2006, the Company had $1,362,000 in outstanding unsecured indebtedness owed to five related parties including current and former members of the board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for total combined monthly principal payments which began April 1, 2006 of $2,500. The monthly principal payments are scheduled to increase by $2,500 every six months to a combined maximum of $10,000. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 4 - NOTES PAYABLE, continued

Related party interest expense under these notes was $44,954 and $42,549 for the six months ended September 30, 2006 and 2005, respectively. Accrued interest, which is included in notes payable in the accompanying consolidated balance sheet, related to these notes amounted to $363,700 as of September 30, 2006.

As of September 30, 2006, the Company had not made the required payments under the related party notes which were due on July 1, August 1, and September 1, 2006. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On October 28, 2006, the Company paid the July 1 payments due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

NOTE 5 - EQUITY

In April 2006, 8,333 warrants were exercised at a price of $0.30 per share.

In April 2006, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the six months ended September 30, 2006, in connection with this agreement, 205,000 shares of the Company’s common stock were sold to investors at an average price of $1.06 per share for proceeds of $188,790 to the Company, net of issuance costs of $28,210.

During the six months ended September 30, 2006 and 2005, compensation expense from the vesting of options issued to employees and non-employees totaled $70,576 and $17,280, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 2).

On August 3, 2006, the Company issued a total of 846,750 warrants to purchase shares of the Company’s common stock to various consultants, board members, and employees. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $839,755 as of the date of grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.82%; volatility of 233%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and six months ended September 30, 2006.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

NOTE 6 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the six month periods ended September 30:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Numerator for basic and diluted earnings per share:
Net loss available to common stockholders	$(1,110,617)	$(492,917)	$(1,380,188)	$(883,851)

Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	30,239,599	29,855,017	30,152,616	29,793,906

Net loss per common share available to common stockholder	$(0.04)	$(0.02)	$(0.05)	$(0.03)

NOTE 7 - RELATED PARTY TRANSACTIONS

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the six months ended September 30, 2006 and 2005 was $19,500 and $6,000, respectively.

In August of 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long term note payable. Under the terms of this note, monthly payments of $3,000 will be made to Mr. Berry beginning in January 2007. In January 2008 these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal of notes will begin to accrue January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008.

NOTE 8 - SUBSEQUENT EVENTS

On October 13, 2006, various shareholders advanced the Company short term, zero interest loans ranging from $3,000 to $5,000 each for an aggregate total of $13,000. These loans are expected to be repaid in full in November, 2006.

In October 2006, the Company entered into an Agency Agreements with a broker to raise funds in a private placement offering units of convertible debenture under Regulation D. As of November 13, 2006 the Company had received $30,450 net of commissions of $4,550 under this private placement offering of convertible debenture debt.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Six Months Ended September 30, 2006 and 2005

On November 10, 2006 the board approved to extend the expiration of the Company’s outstanding stock options for a period of five years. As a result of this modification to the stock options, the Company revised the fair value of these stock-based awards to employees and directors using the Black-Scholes option pricing model in accordance with SFAS 123 (R) resulting in an additional $98,021 of general and administrative expense to be recognized during the third quarter ending December 31, 2006.

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

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations and cash flows for each of the three and six months ended September 30, 2006 and 2005, and the related notes thereto (see Item 1 Financial Statements) as well as the audited financial statements of the Company as of March 31, 2006 and for the years ended March 31, 2006 and 2005 included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $1,110,617 and $492,917 for the three month periods ended September 30, 2006 and 2005, respectively and net losses of $1,380,188 and $883,851 for the six month periods ended September 30, 2006 and 2005, respectively. In addition, at September 30, 2006 the Company’s accumulated deficit was $8,419,079 and the Company had negative working capital of $587,407. The Company’s management recognizes that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.

We anticipate that unless we are able to raise or generate proceeds of at least $3,000,000 within the next two to six months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at the desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues or future funding can support expansion.

In order to continue as a going concern, the Company’s management has begun taking the following steps:

1)	Continuing to aggressively pursue alternative sources for significant long-term funding of approximately $3,000,000 to $5,000,000 to support the launch of the one-way product line.

2)
Obtain additional capital through a private placement offering, initiated in October 2006, of common stock under Regulation D. Management anticipates that the proceeds from this offering will provide over 6 to 9 months of operating capital.

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

Research and Development

Due to the ongoing nature of the research associated with the one-way shipper, the Company is unable to ascertain with certainty the total estimated completion dates and costs associated with all phases of this research. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the six months ended September 30, 2006 and 2005, research and development costs were $39,059 and $144,552, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

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

Stock-Based Compensation.    The Company accounts for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Prior to April 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related pronouncements. Under this method, compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the fair value of our common stock over the grant price, net of forfeitures. Deferred stock-based compensation was amortized on a straight-line basis over the vesting period of each grant.

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors related to the Company’s 2000 Equity Incentive Plan based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The consolidated financial statements as of and for the six months ended September 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2006 was zero as the Company has not had a significant history of forfeitures.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended September 30, 2006 was $70,576, determined by the Black-Scholes valuation model. As of September 30, 2006, total unrecognized compensation cost, related to unvested stock options was $22,179, which is expected to be recognized as an expense over a weighted-average period of 6 months. See Note 2 to the Company’s consolidated financial statements for additional information.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

Net Sales. During the three months ended September 30, 2006, the Company generated $8,214 from reusable shipper sales compared to revenues of $23,723 in the same period of the prior year, a decrease of $15,509 (65%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the third quarter of the Company’s fiscal year 2006 to the introduction of the one-way shipper, anticipated for release in the fourth quarter of the Company’s fiscal year 2007, into the biotech industry sector. Additionally, cash constraints slowed production activities and average sales unit prices during the three month period ended September 30, 2006 were lower than that of the same period of the prior year due to the change in the industry sales mix.

Gross Profit/Loss. Gross loss for the three month period ended September 30, 2006 decreased by $61,693 (71%) to $25,220 compared to $86,913 for the three month period ended September 30, 2005. The decrease in the gross loss is mainly attributable to the decreased sales volume as well as cost containment measures initiated over the past nine months.

Cost of sales for the three month period ended September 30, 2006 decreased $77,202 (70%) to $33,434 from $110,636 for the three month period ended September 30, 2005 primarily as the result of lower sales volumes as well as cost containment measures initiated over the past nine months. During both periods cost of sales exceeded sales due to plant under utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $720,450 (225%) to $1,040,060 for the three month period ended September 30, 2006 as compared to $319,610 for the three month period ended September 30, 2005 due mainly to: (i) $839,755 of compensation expense related to warrants granted to consultants and employees offset by, (ii) a decrease in sales and marketing costs of $84,619 (70%) related to decreased trade shows, travel and consultant expenses, and (iii) a decrease in general and administrative costs of $34,686 (18%) related to decreased regulatory costs including decreased legal and accounting fees related to the prior year’s share exchange agreement and public filing costs.

Research and Development Expenses. Research and development expenses decreased by $45,248 (69%) to $19,950 for the three month period ended September 30, 2006 as compared to $65,198 for the three month period ended September 30, 2005 related to the significant decrease in the development activity on the one-way product which was experienced in the prior year.

Net Loss. As a result of the factors described above, the net loss for the three months ended September 30, 2006 increased by $617,700 (125%) to $1,110,617 or ($0.04) per share compared to $492,917 or ($0.02) per share for the three months ended September 30, 2005.

Six months ended September 30, 2006 compared to six months ended September 30, 2005:

Net Sales. During the six months ended September 30, 2006, the Company generated $26,675 from reusable shipper sales compared to revenues of $146,216 in the same period of the prior year, a decrease of $119,541 (82%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the third quarter of the Company’s fiscal year 2006 to the introduction of the one-way shipper, anticipated for release in the third quarter of the Company’s fiscal year 2007, into the biotech industry sector. Additionally, cash constraints slowed production activities and average sales unit prices during the six month period ended September 30, 2006 were lower than that of the same period of the prior year due to the change in the industry sales mix.

Gross Profit/Loss. Gross loss for the six month period ended September 30, 2006 decreased by $62,277 (58%) to $46,099 compared to $108,376 for the six month period ended September 30, 2005. The decrease in the gross loss is mainly attributable to the lower sales volumes as well as to the decreased cost of sales as a result of cost containment measures initiated over the past nine months.

Cost of sales for the six month period ended September 30, 2006 decreased $181,818 (71%) to $72,774 from $254,592 for the six month period ended September 30, 2005 primarily as the result of lower sales volumes as well as from cost containment measures in the fixed manufacturing costs initiated over the past nine months. During both periods cost of sales exceeded sales due to plant under utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $654,993 (111%) to $1,243,367 for the six month period ended September 30, 2006 as compared to $588,374 for the six month period ended September 30, 2005 due mainly to: (i) an increase in compensation expense related to warrants granted to consultants and employees offset by, (ii) a decrease in sales and marketing costs of $128,043 (64%) related to decreased trade shows, travel and consultant expenses, and (iii) a decrease in general and administrative costs of $56,719 (15%) related to decreased regulatory costs including decreased legal and accounting fees related to the prior year’s share exchange agreement and public filing costs.

Research and Development Expenses. Research and development expenses decreased by $105,493 (73%) to $39,059 for the six month period ended September 30, 2006 as compared to $144,552 for the six month period ended September 30, 2005 related to the significant decrease in the development activity on the one-way product which was experienced in the prior year.

Net Loss. As a result of the factors described above, the net loss for the six months ended September 30, 2006 increased by $496,337 (56%) to $1,380,188 or ($0.05) per share compared to $883,851 or ($0.03) per share for the six months ended September 30, 2005.

Assets and Liabilities

At September 30, 2006, the Company had total assets of $252,225 compared to total assets of $293,505 at March 31, 2006, a decrease of $41,280 (14%). Cash was $10,562 as of September 30, 2006, an increase of $5,839 (124%) from $4,723 in cash on hand as of March 31, 2006. During the six month period ended September 30, 2006, cash provided by financing activities of $263,790 was offset by cash used in operations of $257,951. As of November 13, 2006, the Company’s cash on hand was approximately $15,500.

Net accounts receivable at September 30, 2006 was $4,375, a decrease of $17,931 (80%) from $22,306 at March 31, 2006. This decrease is due to the decreased sales during the six months ended September 30, 2006 in addition to the collection of customer balances over 90 days. These decreases in accounts receivable were partially offset by a decrease to the bad debt reserve.

Net inventories decreased $15,135 (8%), to $175,186 as of September 30, 2006, from $190,321 as of March 31, 2006. The decrease in inventories is due to the slow down of production activities due to the expected introduction of the new one-way shipper.

Net fixed assets decreased to $45,801 at September 30, 2006 from $57,520 at March 30, 2006 as a result of depreciation in the amount of $11,719 for the six months ended September 30, 2006. No new fixed assets were acquired during the six months ended September 30, 2006.

Intangible assets decreased to $7,031 at September 30, 2006 from $9,365 at March 30, 2006 as a result of amortization in the amount of $2,334 for the six months ended September 30, 2006.

Total liabilities at September 30, 2006 were $2,680,828, an increase of $237,287 (10%) from $2,443,541 as of March 31, 2006. Accounts payable was $301,053 at September 30, 2006, an increase of $77,983 (35%) from $223,070 at March 31, 2006. The accounts payable increase is primarily due to the increased consultant, legal and accounting fees payable resulting from delays in payments due to cash restrictions which were partially offset by decreased payables due to material suppliers affected by the payment cycle of trade payables relating to the decrease in inventory. Accrued expenses decreased $14,716 (13%) to $97,345 at September 30, 2006 from $112,061 at March 31, 2006, resulting from the payment of accrued legal expenses. Accrued warranty costs decreased $1,377 (2%) to $58,155 at September 30, 2006 from $59,532 due to $3,000 of product replacement costs charged to the accrual offset by $1,623 charged to the accrual for product sales during the six month period ended September 30, 2006. Accrued salaries were $352,425 at September 30, 2006, an increase of $51,233 (17%) from $301,192 at March 31, 2006. This is due to the increase in deferred salaries for management during the six months ended September 30, 2006.

In May 2006, the Company signed a loan agreement for short term funding of up to $175,000 for a period of 90 days in anticipation of securing more significant long-term funding. Subsequently, on November 9, 2006, the terms of the note were extended for an additional 90 days. As of September 30, 2006, the Company had borrowed $80,000 against this short-term note and accrued related interest of $6,710.

Current portion of related party notes payable increased $37,500 to $82,500 at September 30, 2006 due to the delay in payment of the scheduled payments for July, August and September 2006, as well as the scheduled increase in the payments on these notes beginning April 1, 2007 as specified in the terms of the notes. On October 27, 2006, the Company paid the July 2006 payments due on these notes prior to the 120 day payment default date per the terms of the notes. Current portion of notes payable of $24,000 at September 30, 2006 had no change from March 31, 2006. Long-term related party notes payable decreased $46 to $1,643,200 at September 30, 2006 from $1,643,246 at March 31, 2006 due to interest accrued of $44,954 for the six month period ended September 30, 2006 offset by payments made of $7,500 against the notes and by the $37,500 increase in the amount allocated to the current portion of related party notes payable. Long-term notes payable remained unchanged at $35,440 from March 31, 2006 to September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, the Company’s current liabilities of $786,600 exceeded its current assets of $199,393 by $587,407. Approximately 14% of current liabilities represent accrued salaries for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total assets decreased to $252,225 at September 30, 2006 from $293,505 at March 31, 2006 as a result of funds used in operating activities, partially offset by cash received from the short term loan proceeds and the proceeds from the sale of common stock.

The Company’s total outstanding indebtedness increased to $2,680,828 at September 30, 2006 from $2,443,541 at March 31, 2006 primarily from the additional short-term note payable secured during the six months ended September 30, 2006, increases in accrued interest for notes payable, increased accrued salaries, and the increase in accounts payable related to deferred consultant fees.

The Company does not expect to incur any material capital expenditures until management is able to secure more significant long-term funding for the launch of the new one-way product line or sales increase materially.

In April 2006, the Company entered into an agency agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. In connection with this agreement, and as of September 30, 2006, 205,000 shares of the Company’s common stock were sold to investors at an average price of $1.06 per share for proceeds of $188,790 to the Company, net of issuance costs of $28,210.

Item 3. Controls and Procedures

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2006.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2006, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2006, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the six months ended September 30, 2006, in connection with this agreement, 205,000 shares of the Company’s common stock were sold to investors at an average price of $1.06 per share for proceeds of $188,790 to the Company, net of issuance costs of $28,210.

In August 2006, the Company issued 846,750 warrants to purchase shares of the Company's common stock to various consultants, board members, and employees.  The fair market value of the warrants of $839,755, based on the Black-Scholes pricing model, is included in selling, general and administrative expenses for the three and six months ended September 30, 2006.

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

CryoPort, Inc.

Dated: November 14, 2006	By:	/s/ Peter Berry
PETER BERRY, CEO, President

Dated: November 14, 2006	By:	/s/ Dee S. Kelly
DEE S. KELLY, Vice President, Finance