Form 10QSB
period 2006-12-31
Cryoport, Inc.
filed 2007-02-14
CIK 1124524

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

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

Yes ☑ No ☐

As of February 10, 2007 the Company had 33,687,029 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2006
(Unaudited)
ASSETS
Current assets:
Cash	$24,552
Accounts receivable, net	2,564
Inventories	152,169
Prepaid expenses and other current assets	19,820
Total current assets	199,105

Fixed assets, net	41,866
Intangible assets, net	5,864
Deferred financing costs, net	9,591

$256,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$369,722
Accrued expenses	97,637
Accrued warranty costs	56,258
Accrued salaries and related	183,206
Short term loan from shareholders	5,000
Short term note payable and accrued interest payable	91,510
Convertible notes payable and accrued interest, net of discount of $60,863	39,419
Current portion of related party notes payable	105,000
Current portion of note payable	24,000
Total current liabilities	971,752

Related party notes payable and accrued interest, net of current portion	1,633,597
Note payable, net of current portion	35,440
Note to officer, net of current portion	215,950

Total liabilities	2,856,739

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 30,295,029 shares issued and outstanding	30,295
Additional paid-in capital	6,187,820
Accumulated deficit	(8,818,428)
Total stockholders’ deficit	(2,600,313)

$256,426

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The		For The
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$27,931	$11,225	$54,606	$157,441

Cost of sales	45,041	47,513	117,815	302,105

Gross loss	(17,110)	(36,288)	(63,209)	(144,664)

Operating expenses:
Selling, general and
administrative expenses	308,337	178,222	1,551,704	766,595
Research and development
expenses	19,904	56,674	58,963	201,226

Total operating expenses	328,241	234,896	1,610,667	967,821

Loss from operations	(345,351)	(271,184)	(1,673,876)	(1,112,485)

Other expense:

Interest expense	(53,997)	(17,285)	(105,661)	(59,833)

Net loss	$(399,348)	$(288,469)	$(1,779,537)	$(1,172,318)

Net loss available to common
stockholders per common share:
Basic and diluted loss per
common share	$(0.01)	$(0.01)	$(0.05)	$(0.04)
Basic and diluted weighted
average common shares
outstanding	30,295,029	29,932,467	30,199,846	29,840,498

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED CASH FLOWS

	For The
	Nine Months Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,779,537)	$(1,172,318)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,155	65,895
Amortization of deferred financing costs	3,214	-
Amortization of debt discount	23,804	-
Bad debt (recovery) expense	(7,256)	25,000
Estimated fair value of stock options and warrants
issued to consultants and employees	1,053,303	25,920
Changes in operating assets and liabilities:
Accounts receivable	26,998	(28,278)
Inventories	38,152	(38,883)
Prepaid expenses and other current assets	(10,550)	37,348
Accounts payable	146,652	11,175
Accrued expenses	(14,424)	1,579
Accrued warranty costs	(3,274)	(8,538)
Accrued salaries and related	97,964	28,427
Accrued interest	78,643	58,636
Net cash used in operating activities	(327,156)	(994,037)

Cash flows used in investing activities:
Purchases of fixed assets	-	(42,051)

Cash flows from financing activities:
Proceeds from borrowings under notes payable	85,000	-
Proceeds from borrowings under convertible notes	98,500	-
Payment of deferred financing costs	(12,805)	-
Repayment of notes payable	(15,000)	(8,000)
Proceeds from issuance of common stock	191,290	365,280
Net cash provided by financing activities	346,985	357,280

Net change in cash	19,829	(678,808)
Cash, beginning of period	4,723	720,195

Cash, end of period	$24,552	$41,387

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$800

Supplemental schedule of non-cash financing activities:
Conversion of accrued salaries to note payable	$242,388	$-
Beneficial conversion feature on convertible debt	$84,667	$-

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

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

Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2006.

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
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,779,537 during the nine-month period ended December 31, 2006 and had a cash balance of $24,552 at December 31, 2006. In addition, at December 31, 2006, the Company’s stockholders’ deficit was $2,600,313 and the Company had negative working capital of $772,647. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

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

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2006, the Company had no cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $47,000 as of December 31, 2006, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company has foreign sales primarily in Europe, Latin America and Canada. Foreign sales are primarily under non-exclusive distribution agreements with international distributors. During the nine month periods ended December 31, 2006 and 2005, the Company had foreign sales of approximately $27,000 and $64,000, respectively, which constituted approximately 55% and 41%, respectively, of net sales.

The majority of the Company’s customers are in the bio-tech and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related party notes payable, loan from shareholders, note payable to officer, convertible notes payable, accounts payables, accrued expenses and a note payable to a third party. The carrying value for all such instruments approximates fair value at December 31, 2006.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Work in process and finished goods include material, labor and applied overhead. Inventories at December 31, 2006 consist of the following:

Raw materials	$73,638
Work in process	53,551
Finished goods	24,980
$152,169

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis which approximates the effective interest method. During the nine months ended December 31, 2006, the Company capitalized deferred financing costs of $12,805 and amortized deferred financing costs of $3,214 to interest expense.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

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

The following represents the activity in the warranty accrual account during the nine month periods ended December 31:

	2006	2005

Beginning warranty accrual	$59,532	$70,500
Increase in accrual (charged to cost of sales)	3,852	13,286
Charges to accrual (product replacements)	(7,126)	(21,824)

Ending warranty accrual	$56,258	$61,962

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

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the nine month periods ended December 31, 2006 and 2005, the Company expensed approximately $8,000 and $47,000, respectively, in advertising costs.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

Research and Development Expenses

The Company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

Adoption of SFAS 123(R)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the three and nine months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and nine months ended December 31, 2006 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future. There were 846,750 warrants and no stock options granted during the nine months ended December 31, 2006 and 2005.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended December 31, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a five-year term. As of December 31, 2006, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

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

	December 31,	December 31,
	2006	2005
Stock options and warrants:
Expected term	5 years	N/A
Expected volatility	233%	N/A
Risk-free interest rate	4.82%	N/A
Expected dividends	N/A	N/A

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

	For The Three Months Ended December 31,	For The Nine Months Ended December 31,
	2005	2005
Net loss - as reported	$(288,469)	$(1,172,318)

Add: Share based employee compensation included in net loss, net of tax effects	-	-

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(12,237)	(37,011)

Net loss - pro forma	$(300,706)	$(1,209,329)

Net loss per common share - basic and diluted
As reported	$(0.01)	$(0.04)
Pro forma	$(0.01)	$(0.04)

A summary of option and warrant activity for the nine months ended December 31, 2006, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

Outstanding at March 31, 2006	2,488,613	$0.45	2.44
Granted	846,750	$1.00	9.60
Exercised	-	$-
Forfeited	-	$-

Outstanding at December 31, 2006	3,335,363	$0.59	7.42	$154,467

Exercisable at December 31, 2006	3,325,363	$0.59	7.42	$154,467

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were no options granted or exercised during the nine months ended December 31, 2006. Upon the exercise of options, the Company issues new shares from its authorized shares.

During the quarter ended December 31, 2006, the Company modified the expiration dates of 2,488,613 of its stock options by extending their terms by five years. In connection with the modification, the Company recorded a charge of $133,759 at the date of the modification in accordance with the provisions of SFAS 123(R), which has been included in selling, general and administrative expenses for the nine months ended December 31, 2006 in the accompanying consolidated statement of operations.

A summary of the status of the Company’s non-vested stock options and warrants as of December 31, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested at March 31, 2006	177,352	$0.52
Non-vested granted	846,750	0.99
Vested	(1,014,102)	$0.92
Forfeited/cancelled	-	-

Non-vested at December 31, 2006	10,000	$0.51

As of December 31, 2006, there was approximately $4,893 of total unrecognized compensation cost related to employee and director stock option compensation arrangements after the modification during the quarter as noted above. That cost is expected to be recognized on a straight-line basis over the next 1.25 years. The total fair value of shares vested during the nine months ended December 31, 2006 was $1,053,303.

As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s loss before income taxes and net loss for the nine months ended December 31, 2006 was approximately $763,677 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the nine months ended December 31, 2006 was approximately $0.03 higher than if it had continued to account for share-based compensation under APB Opinion No. 25.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table summarizes stock-based compensation expense related to stock options and warrants under SFAS 123(R) for the nine months ended December 31, 2006, which was allocated as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Stock-based compensation expense included in:
Cost of sales	$-	$-
Selling, general and administrative expense	144,929	1,053,303

Stock based compensation expense related to employee stock options	$144,929	$1,053,303

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 6).

Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and shares to be issued for convertible debt would have resulted in an increase of 5,488,708 shares for the nine month period ended December 31, 2006 and an increase of 3,319,745 shares for the nine month period ended December 31, 2005.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable conversion Ratio,” (EITF 98-05) and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company on April 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial condition.

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
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the states of California and Nevada. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. In connection with its business merger, the Company has indemnified the merger candidate for certain claims arising from the failure of the Company to perform any of its representations or obligations under the agreements. In connection with its convertible notes, the Company has indemnified the note holders for certain losses, claims, and damages or liabilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 4 - NOTES PAYABLE

On May 12, 2006, the Company arranged for short term financing of $175,000, pursuant to a Loan Agreement and related Secured Promissory Note with Ventana Group, LLC. Disbursements to the Company under the Loan Agreement are based on achievement of milestones reached towards finalizing a long term equity financing agreement. As of December 31, 2006, the Company had received $80,000 of funds and had accrued $11,510 of interest payable under this Loan Agreement. The note is secured by machinery and equipment owned by the Company. Per the terms of the note, interest on the unpaid principal balance of the note is accrued at a monthly rate of 2% and is payable together with all outstanding principal on February 22, 2007.

The Company has a non-interest bearing note payable to a third party lender which was due in April 2003. The Company is scheduled to make monthly payments of $2,000 as agreed with the third party lender. As of December 31, 2006, the remaining unpaid balance was $59,440.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

As of December 31, 2006, the Company had $1,354,500 in outstanding unsecured indebtedness and accrued interest owed to five related parties including current and former members of the board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and currently provide for total combined monthly principal payments of $5,000. The monthly principal payments are scheduled to increase by $2,500 every nine months to a combined maximum of $10,000 for these notes. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related party interest expense under these notes was $65,349 and $59,833 for the nine months ended December 31, 2006 and 2005, respectively. Accrued interest related to these notes, which is included in notes payable in the accompanying consolidated balance sheet, amounted to $384,097 as of December 31, 2006.

As of December 31, 2006, the Company had not made the required payments under the related party notes which were due on October 1, November 1, and December 1, 2006. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On January 27, 2007, the Company paid the November 1 payments due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In October 2006, the Company entered into an Agency Agreement with a broker to raise a total of $115,000 in a private placement offering of convertible debentures under Regulation D. As of December 31, 2006, the Company had received $98,500 under this private placement offering of convertible debenture debt. Related to the issuance of the convertible debentures, the Company paid commissions to the broker totaling $12,805, which were capitalized as deferred financing costs. During the three months ended December 31, 2006, the Company amortized $3,214 of deferred financing costs to interest expense.

Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes have and will be used in the ongoing operations of the Company. During the three months ended December 31, 2006, the Company recorded interest expense of $1,782.

In connection with the issuance of the convertible debt, the Company recorded a debt discount totaling $84,667 related to the beneficial conversion feature of the notes. The Company is amortizing the debt discount using the effective interest method through the maturity dates of the notes. During the nine months ended December 31, 2006, the Company recorded additional interest expense of $23,804 related to the amortization of the debt discounts.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

NOTE 5 - EQUITY

In April 2006, 8,333 warrants were exercised at a price of $0.30 per share.

In April 2006, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the nine months ended December 31, 2006, in connection with this agreement, 205,000 shares of the Company’s common stock were sold to investors at an average price of $1.06 per share for proceeds of $188,790 to the Company, net of issuance costs of $28,210.

During the nine months ended December 31, 2006 and 2005, compensation expense from the vesting of options issued to employees and non-employees totaled $215,505 and $25,920, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 2).

On August 3, 2006, the Company issued a total of 846,750 warrants to purchase shares of the Company’s common stock to various consultants, board members, and employees. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $839,755 as of the date of grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.82%; volatility of 233%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the nine months ended December 31, 2006.

NOTE 6 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and nine month periods ended December 31:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005
Numerator for basic and diluted earnings per share:
Net loss available to common stockholders	$(399,348)	$(288,469)	$(1,779,537)	$(1,172,318)

Denominator for basic and diluted loss per common
share:
Weighted average common shares outstanding	30,295,029	29,932,467	30,199,846	29,840,498

Net loss per common share available to common
stockholder	$(0.01)	$(0.01)	$(0.05)	$(0.04)

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Nine Months Ended December 31, 2006 and 2005

NOTE 7 - RELATED PARTY TRANSACTIONS

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the nine months ended December 31, 2006 and 2005 was $27,574 and $45,124, respectively.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long term note payable. Under the terms of this note, monthly payments of $3,000 will be made to Mr. Berry beginning in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. As of December 31, 2006, the total amount of deferred salaries under this arrangement was $215,950 and is recorded as a long term liability in the accompanying consolidated balance sheet.

On October 13, 2006, various shareholders advanced the Company short term, zero interest loans ranging from $2,700 to $5,000 each for an aggregate total of $12,700. The remaining balance on these loans of $5,000 as of December 31, 2006 was repaid in full in January 2007.

NOTE 8 - SUBSEQUENT EVENTS

In January 2007, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. As of February 10, 2007, in connection with this agreement, 3,392,000 shares of the Company’s common stock were sold to investors at an average price of $0.16 per share for net proceeds of $522,708 to the Company, net of issuance costs of $55,692.

On January 3, 2007, the Company issued a total of 412,200 warrants to various consultants, board members, and employees to purchase shares of the Company’s common stock. The exercise price of these warrants is $0.23, the fair value of the Company’s shares as of the date of the grant. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $408,795 as of the date of grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.82%; volatility of 233%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants will be recorded as consulting and compensation expense and will be included in selling, general and administrative expenses for the year ending March 31, 2007.

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

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations and cash flows for each of the three and nine months ended December 31, 2006 and 2005, and the related notes thereto (see Item 1 Financial Statements) as well as the audited financial statements of the Company as of March 31, 2006 and for the years ended March 31, 2006 and 2005 included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $399,348 and $288,469 for the three month periods ended December 31, 2006 and 2005, respectively and net losses of $1,779,537 and $1,172,318 for the nine month periods ended December 31, 2006 and 2005, respectively. In addition, at December 31, 2006 the Company’s total stockholders’ deficit was $2,600,313 and the Company had negative working capital of $772,647. The Company’s management recognizes that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.

We anticipate that unless we are able to raise or generate proceeds of at least $3,000,000 within the next 2 to 4 months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in the inability of the Company to grow at the desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues or future funding can support expansion.

In order to continue as a going concern, the Company’s management has begun taking the following steps:

1)	Continuing to aggressively pursue alternative sources for significant long-term funding of approximately $3,000,000 to $5,000,000 to support the launch of the one-way product line.

2)
Continuing to raise additional capital through a private placement offering, initiated in January 2007, of common stock under Regulation D. Management anticipates that the proceeds from this offering will provide over 6 to 9 months of operating capital.

3)
Continuing to maintain minimal operating expenditures through stringent cost containment measures. The Company’s largest expense relates to compliance with SFAS 123(R) for the estimated fair value of stock options and warrants which for the nine months ended December 31, 2006 the Company recorded $1,053,303 of accrued expenses. The remaining operating expenses for the nine months ended December 31, 2006 of $557,364 related primarily to minimal personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

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

7)	Adding other expenses such as customer service, administrative and operations staff only commensurate with producing increased revenues.

8)	Focusing current research and development efforts only on development, production and distribution of the one-way shipper.

Research and Development

Due to the ongoing nature of the research associated with the one-way shipper, the Company is unable to ascertain with certainty the total estimated completion dates and costs associated with all phases of this research. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the nine months ended December 31, 2006 and 2005, research and development costs were $58,963 and $201,226, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

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

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors related to the Company’s 2000 Equity Incentive Plan based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The consolidated financial statements as of and for the nine months ended December 31, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended December 31, 2006 was zero as the Company has not had a significant history of forfeitures.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended December 31, 2006 was $1,053,303, determined by the Black-Scholes valuation model. As of December 31, 2006, total unrecognized compensation cost, related to unvested stock options was $4,893, which is expected to be recognized as an expense over a weighted-average period of 6 months. See Note 2 to the Company’s consolidated financial statements for additional information.

Results of Operations

Three months ended December 31, 2006 compared to three months ended December 31, 2005:

Net Sales. During the three months ended December 31, 2006, the Company generated $27,931 from reusable shipper sales compared to revenues of $11,225 in the same period of the prior year, an increase of $16,706 (149%). This revenue decrease is primarily due to two large orders from foreign distributors in France and Germany in November and December. Also sales were down during the same period of prior year due to the Company’s initial shift in its sales and marketing focus during the third quarter of the Company’s fiscal year 2006 due to the planning of the introduction of the one-way shipper, anticipated for release in the fourth quarter of the Company’s fiscal year 2007, into the biotech industry sector.

Gross Profit/Loss. Gross loss for the three month period ended December 31, 2006 decreased by $19,178 (53%) to $17,110 compared to $36,288 for the three month period ended December 31, 2005. The decrease in the gross loss is mainly attributable to the cost containment measures initiated over the past nine months which has minimized manufacturing related personnel and overhead expenses.

Cost of sales for the three month period ended December 31, 2006 decreased $2,472 (5%) to $45,041 from $47,513 for the three month period ended December 31, 2005 primarily as the result of the cost containment measures initiated over the past nine months, minimizing manufacturing personnel and overhead. During both periods cost of sales exceeded sales due to plant under utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $130,115 (73%) to $308,337 for the three month period ended December 31, 2006 as compared to $178,222 for the three month period ended December 31, 2005 due primarily to an increase of $134,332 in the stock based compensation expense related to the estimated fair value of stock options and warrants awarded to consultants and employees as a result of the Company’s adoption of SFAS 123(R) on April 1, 2006 and the modification of the expiration dates of stock options. The remaining selling, general and administrative expenses of $165,365 and $169,582 respectively for the three month periods ended December 31, 2006 and 2005 decreased by $4,217 (2%) mainly to: (i) a decrease in sales and marketing costs of $38,460 (57%) for the quarter related to decreased trade shows, travel and consultant expenses, offset by (ii) an increase in other general and administrative costs of $34,243 (34%) related to increased directors’ and officers’ insurance costs, and accrued officer’s bonus related to the one year renewal of Mr. Berry’s employment contract.

Research and Development Expenses. Research and development expenses decreased by $36,770 (65%) to $19,904 for the three month period ended December 31, 2006 as compared to $56,674 for the three month period ended December 31, 2005 related to the significant development activity on the one-way product experienced in the prior year which declined in the current year as the product development efforts have progressed to the final stages during the current year.

Net Loss. As a result of the factors described above, the net loss for the three months ended December 31, 2006 increased by $110,879 (38%) to $399,348 or ($0.01) per share compared to $288,469 or ($0.01) per share for the three months ended December 31, 2005.

Nine months ended December 31, 2006 compared to nine months ended December 31, 2005:

Net Sales. During the nine months ended December 31, 2006, the Company generated $54,606 from reusable shipper sales compared to revenues of $157,441 in the same period of the prior year, a decrease of $102,835 (65%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the third quarter of the Company’s fiscal year 2006 to the introduction of the one-way shipper, anticipated for release in the third quarter of the Company’s fiscal year 2007, into the biotech industry sector. Additionally, cash constraints slowed production activities and average sales unit prices during the nine month period ended December 31, 2006 were lower than that of the same period of the prior year due to the change in the industry sales mix.

Gross Profit/Loss. Gross loss for the nine month period ended December 31, 2006 decreased by $81,455 (56%) to $63,209 compared to $144,664 for the nine month period ended December 31, 2005. The decrease in the gross loss is mainly attributable to the decreased sales volumes as well as to the decreased cost of sales as a result of cost containment measures initiated over the past nine months.

Cost of sales for the nine month period ended December 31, 2006 decreased $184,290 (61%) to $117,815 from $302,105 for the nine month period ended December 31, 2005 primarily as the result of lower sales volumes as well as from cost containment measures initiated over the past nine months which resulted in decreased manufacturing personnel and overhead costs. During both periods cost of sales exceeded sales due to plant under utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $785,109 (102%) to $1,551,704 for the nine month period ended December 31, 2006 as compared to $766,595 for the nine month period ended December 31, 2005 due primarily to an increase of $1,053,303 in the stock based compensation expense related to the estimated fair value of stock options and warrants awarded to consultants and employees as a result of the Company’s adoption of SFAS 123(R) on April 1, 2006, the August 3, 2006 issuance of warrants to the Company’s directors, officers and advisory committee, and the modification of the expiration date of stock options. The remaining selling, general and administrative expenses of $498,401 and $740,675 respectively for the nine month periods ended December 31, 2006 and 2005, decreased by $242,274 (33%) related to: (i) a decrease in sales and marketing costs of $166,505 (62%) as a result of decreased trade shows, travel and consultant expenses, and (ii) a decrease in general and administrative costs of $75,769 (16%) related to stringent cost containment measures initiated over the past nine months and decreased regulatory costs including decreased legal and accounting fees related to the prior year’s share exchange agreement and public filing costs.

Research and Development Expenses. Research and development expenses decreased by $142,263 (71%) to $58,963 for the nine month period ended December 31, 2006 as compared to $201,226 for the nine month period ended December 31, 2005 related to the significant development activity on the one-way product experienced in the prior year which declined in the current year as the product development efforts have progressed to the final stages during the current year.

Net Loss. The net loss for the nine months ended December 31, 2006 increased by $607,219 (52%) to $1,779,537 or ($0.05) per share compared to $1,172,318 or ($0.04) per share for the nine months ended December 31, 2005, mainly due to the selling, general and administrative costs associated with the adoption of SFAS 123(R) and the issuance of warrants in August 2006 and to the other factors as described above.

Assets and Liabilities

At December 31, 2006, the Company had total assets of $256,426 compared to total assets of $293,505 at March 31, 2006, a decrease of $37,079 (13%). Cash was $24,552 as of December 31, 2006, an increase of $19,829 (420%) from $4,723 in cash on hand as of March 31, 2006. During the nine month period ended December 31, 2006, cash provided by financing activities of $346,985 was offset by cash used in operations of $327,156. As of February 12, 2007, the Company’s cash on hand was approximately $388,957.

Net accounts receivable at December 31, 2006 was $2,564, a decrease of $19,742 (89%) from $22,306 at March 31, 2006. This decrease is due to the decreased sales during the nine months ended December 31, 2006, the collection of customer balances over 90 days and the increase in credit card sales. These decreases in accounts receivable were partially offset by a decrease to the bad debt reserve due to the collection of customer balances previously included in the reserve.

Net inventories decreased $38,152 (20%), to $152,169 as of December 31, 2006, from $190,321 as of March 31, 2006. The decrease in inventories is due to the decreased availability of cash during the period and resulting depletion of materials on-hand for production of new units, as well as slow down of production activities due to the expected introduction of the new one-way shipper.

Net fixed assets decreased to $41,866 at December 31, 2006 from $57,520 at March 30, 2006 as a result of depreciation in the amount of $15,654 for the nine months ended December 31, 2006. No new fixed assets were acquired during the nine months ended December 31, 2006.

Intangible assets decreased to $5,864 at December 31, 2006 from $9,365 at March 30, 2006 as a result of amortization in the amount of $3,501 for the nine months ended December 31, 2006.

Total liabilities at December 31, 2006 were $2,856,739, an increase of $413,198 (17%) from $2,443,541 as of March 31, 2006. Accounts payable was $369,722 at December 31, 2006, an increase of $146,652 (66%) from $223,070 at March 31, 2006. The accounts payable increase is primarily due to the increased consultant, legal and accounting fees payable resulting from delays in payments due to cash restrictions which were partially offset by decreased payables due to material suppliers affected by the payment cycle of trade payables relating to the decrease in inventory. Accrued expenses decreased $14,424 (13%) to $97,637 at December 31, 2006 from $112,061 at March 31, 2006, resulting from the payment of accrued legal expenses. Accrued warranty costs decreased $3,274 (5%) to $56,258 at December 31, 2006 from $59,532 due to $7,126 of product replacement costs charged to the accrual offset by $3,852 charged to the accrual for product sales during the nine month period ended December 31, 2006. Accrued salaries were $183,206 at December 31, 2006, a decrease of $117,986 (39%) from $301,192 at March 31, 2006. This decrease is related to the signing of a long term note payable by Mr. Berry for his accumulated deferred salaries through September 30, 2006 resulting in the transfer of $215,950 to notes payable and long term liabilities. This decrease in accrued salaries was offset by additional salary and bonus deferrals by management of $97,964 during the nine months ended December 31, 2006.

In October 2006, the Company entered into an Agency Agreements with a broker to raise a total of $115,000 in a private placement offering units of convertible debenture under Regulation D. As of December 31, 2006 the Company had received $98,500 under this private placement offering of convertible debenture debt. Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and re redeemable by the Company with two days notice. The notes bear interest at 15% per annum and are convertible into shares of common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes have and will be used in the ongoing operations of the Company. During the three months ended, December 31, 2006, the Company recorded interest expense of $1,782. The Company recorded debt discounts totaling $84,667 related to the beneficial conversion features of the notes and deferred financing costs totaling $12,805 related to commissions paid to the broker. The Company is amortizing the debt discounts and deferred financing costs using the effective interest method through the maturity dates of the notes. During the nine months ended December 31, 2006, the Company recorded additional interest expense of $23,804 related to the amortization of debt discounts and $3,214 related to the amortization of deferred financing costs. The liability balance as of December 31, 2006 of the Convertible notes payable plus accrued interest, net of discount was $39,419.

In May 2006, the Company signed a loan agreement for short term funding of up to $175,000 for a period of 90 days in anticipation of securing more significant long-term funding. Subsequently, on November 9, 2006, the terms of the note were extended for an additional 90 days. As of December 31, 2006, the Company had borrowed $80,000 against this short-term note and accrued related interest of $11,510 during the nine months ended December 31, 2006.

Current portion of related party notes payable increased $60,000 to $105,500 at December 31, 2006 due to the delay in payment of the scheduled payments for October, November and December 2006, as well as the scheduled increase in the monthly payment amounts on these notes beginning October 1, 2006 and April 1, 2007 to total monthly payments due of $5,000 and $7,500 respectively as specified in the terms of the notes. On January 27, 2006, the Company paid the October 2006 payments due on these notes prior to the 120 day payment default date per the terms of the notes. Current portion of notes payable of $24,000 at December 31, 2006 had no change from March 31, 2006. Long-term related party notes payable decreased $9,649 to $1,633,597 at December 31, 2006 from $1,643,246 at March 31, 2006 due to related to the transfer of additional $45,500 to the current portion in addition to payments made of $10,000 against the principal note balances which were offset by interest accrued of $65,351 for the nine month period ended December 31, 2006.

Long-term notes payable remained unchanged at $35,440 from March 31, 2006 to December 31, 2006. Long-deferred salaries increased to $215,950 related to the signing of a long term note payable by Mr. Berry for his accumulated deferred salaries through September 30, 2006.

Liquidity and Capital Resources

As of December 31, 2006, the Company’s current liabilities of $971,752 exceeded its current assets of $199,105 by $772,647. Approximately 18% of current liabilities represent accrued salaries for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total assets decreased to $256,426 at December 31, 2006 from $293,505 at March 31, 2006 as a result of funds used in operating activities, partially offset by cash received from the short term loan proceeds and the proceeds from the sale of common stock.

The Company’s total outstanding indebtedness increased to $2,856,739 at December 31, 2006 from $2,443,541 at March 31, 2006 primarily from the issuance of convertible notes payable, the additional short-term note payable secured during the nine months ended December 31, 2006, increases in accrued interest for notes payable, increased accrued salaries for additional deferral of management salaries, and the increase in accounts payable related to additional deferral of consultant fees.

The Company does not expect to incur any material capital expenditures until management is able to secure significant long-term funding for the launch of the new one-way product line or sales increase materially.

In April 2006, the Company entered into an agency agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. In connection with this agreement, and as of December 31, 2006, 205,000 shares of the Company’s common stock were sold to investors at an average price of $1.06 per share for proceeds of $188,790 to the Company, net of issuance costs of $28,210.

Item 3. Controls and Procedures

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2006.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2006, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2006, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the nine months ended December 31, 2006, in connection with this agreement, 205,000 shares of the Company’s common stock were sold to investors at an average price of $1.06 per share for proceeds of $188,790 to the Company, net of issuance costs of $28,210.

In August, 2006, the Company issued 846,750 warrants to purchase shares of the Company's common stock to various consultants, board members, and employees.  The fair market value of the warrants of $839,755, based on the Black-Scholes pricing model, and is included in selling general and administrative expenses for the three and nine months ended December 31, 2006.

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

CryoPort, Inc.

Dated: February 14, 2006	By:	/s/ Peter Berry
PETER BERRY, CEO, President

Dated: February 14, 2006	By:	/s/ Dee S. Kelly
DEE S. KELLY, Vice President, Finance