Form 10KSB
period 2007-03-31
Cryoport, Inc.
filed 2007-07-09
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _________

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
Yes ☐ No ☑

The issuer’s revenue for the fiscal year ended March 31, 2007 was $67,103.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The market value of the voting stock held by non-affiliates of the issuer as of June 29, 2007 was approximately $46,673,131.

As of June 29, 2007 the Company had 39,386,980 shares of its $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Inapplicable.

Transitional Small Business Disclosure Format (check one)
 Yes ☐ No ☑

PART I

In this Annual Report on Form 10-KSB the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its wholly owned subsidiary CryoPort Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

THE COMPANY HAS MADE SOME STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING SOME UNDER “DESCRIPTION OF BUSINESS”, “RISK FACTORS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS,” AND ELSEWHERE, WHICH ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY DISCUSS THE COMPANY’S FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF ITS PLAN OF OPERATION OR FINANCIAL CONDITION OR STATE OTHER FORWARD-LOOKING INFORMATION. IN THIS ANNUAL REPORT ON FORM 10-KSB, FORWARD-LOOKING STATEMENTS ARE GENERALLY IDENTIFIED BY WORDS SUCH AS “ANTICIPATE”, “PLAN”, “BELIEVE”, “EXPECT”, “ESTIMATE”, AND THE LIKE. FORWARD-LOOKING STATEMENTS INVOLVE FUTURE RISKS AND UNCERTAINTIES, AND THERE ARE FACTORS THAT COULD CAUSE ACTUAL RESULTS OR PLANS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE STATEMENTS. THE FORWARD LOOKING INFORMATION IS BASED ON VARIOUS FACTORS AND IS DERIVED USING NUMEROUS ASSUMPTIONS. A READER, WHETHER INVESTING IN THE COMPANY’S SECURITIES OR NOT, SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER FROM PROJECTIONS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

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

We are a cryogenic transport container company, involved in the safe transport of biological specimens at temperatures below zero centigrade. While over the past years most of our sales have been derived from the sale of our reusable product line, the Company’s long term potential and prospects will come from the one-way line of products which have been in development over the past three years.

Overview:

The principal focus of the Company is to develop and launch, the CryoPort Express® One-Way Shipper System, a line of one-time use dry cryogenic shippers for the transport of biological materials. A dry cryogenic shipper is a device that uses liquid nitrogen which is contained inside a vacuum insulated bottle as a refrigerant to provide storage temperatures below minus 150° centigrade. The dry shipper is designed such that there can be no pressure build up as the liquid nitrogen evaporates, or spillage of liquid nitrogen. A foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container. Biological specimens are stored in a “well” inside the container and refrigeration is provided by cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system. Biological specimens transported using the cryogenic shipper can include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, semen and embryos, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures (less than -150°C).

The Company currently manufactures a line of reusable cryogenic dry shippers. These provide the cryogenic technology for the development of the CryoPort Express® One-Way Shipper System and serve as the essential components of the infrastructure that supports testing and research activities of the pharmaceutical and biotechnology industries. The Company’s mission is to provide cost effective packaging systems for biological materials requiring, or benefiting from, a frozen or cryogenic temperature environment over an extended time period by introducing to market a cost effective one-time use cryogenic shipper. The conventional concept of cryogenic shipping employs the use of a high cost shipping container, used multiple times over multiple years. The Company plans to introduce the CryoPort Express® One-Way Shipper System product manufactured from alternative, lower cost materials, which will reduce overall operating costs. As with the reusable shippers, the one-way system will eliminate the need to replenish the refrigerant during transport.

The Company’s production line incorporates innovative technologies developed for aerospace and other industries to develop products that are more cost effective, easier to use and more functional than the traditional dry ice devices and methods currently used for the shipment of temperature-sensitive materials.

The proposed CryoPort Express® One-Way Shipper System products are planned to share many of the characteristics and basic design details of the currently available reusable products. The expected shared characteristics include general geometry and shape, similar liquid capacities and similar thermal performance characteristics. As a result, much of the market experience gained from the sale of these products is directly relevant to the usage characteristics of the proposed CryoPort Express® One-Way Shipper System products. There are two general sizes planned. A larger size of approximately 5 liters capacity, based on a product that has been produced for 5 years, is planned for shipping larger quantities of material and / or for use when longer holding times are required. A smaller size of approximately 1 liter capacity is planned for unit dose shipments, or small quantity shipments, that are direct to the end user and thus require shorter holding times. Because the shipment quantity is fairly small, a shorter holding time capability does not admit an unacceptable financial risk of product loss. The basis of the migration from reusable status to one-way use status is primarily one of cost and convenience which requires a generally lower cost product. Lower cost is achieved from higher production quantities, from lower cost materials and from automated manufacturing methods. The currently ongoing development related to these items is principally focused on material properties, particularly those properties related to the low temperature requirement and the vacuum retention characteristics; i.e., permeability of the materials. Several different metallic and polymeric materials have been subjected to testing to this point. One non-traditional material has been qualified and is available for production subject to the demand for higher production quantities that will justify the capital investment. Other materials are currently being evaluated for long term vacuum retention characteristics by analyzing permeation properties. These are long term tests that are being conducted by a commercial, well known laboratory. Further on steps that are required to successfully market the products to a broad spectrum of potential customers are largely related to a perceived need to customize the product characteristics to specific customer’s requirements. This can only be accomplished once the potential customer is identified and preliminary discussions are begun relative to the specific needs of that customer. Items potentially involved at this stage include the required holding time, the required product capacity, the impact of the distribution environment from in plant packing to end use unpacking. We believe that each potential customer may have a specific set of needs that can be satisfied from a catalog like listing of the generic characteristics of the planned products. Other advances additional to the development work on the cryogenic container include both an improved liquid nitrogen retention system and a secondary protective, spillproof packaging system. This secondary system, outer packaging has a low cost that lends itself to disposability. Further, it adds an additional liquid nitrogen retention capability to further assure compliance with IATA and ICAO regulations that prohibit egress of liquid nitrogen from the shipping package

The Company currently occupies approximately 8,000 square feet of manufacturing and office space in Brea, California and has four full-time employees and five consultants.

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2007 and 2006 financial statements, the Company has incurred recurring losses from operations and has a stockholders’ deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. See page 37, “Management’s Discussion and Analysis or Plan of Operation” for further discussion.

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

CryoPort Systems, Inc. was originally formed in California in 1999 as a limited liability company and was reorganized into a California corporation in December 2000. CryoPort Systems, Inc. was founded in 1999 principally to capitalize on servicing the transportation needs of the growing global “biotechnology revolution”.

Our Products

The Company’s Current Product Line:

Reusable Cryogenic Dry Vapor Shippers. The Company has developed three lines of reusable cryogenic dry vapor shippers which the Company believes solve the specific problems in, and are responsive to the evolving needs of the market place of temperature-critical, frozen and refrigerated transport of biologicals. This line of shippers is capable of maintaining cryogenic temperatures of minus 150 centigrade or less, for up to 10 days.

These products, which are in full production at the Company’s Brea, California facility, consist of the AR1000, the DG1000 and the DS650. The DG1000 is designed for shipping biological material classified as dangerous goods by IATA standards. This shipper is IATA certified for the shipment of Class 6.2 Dangerous Goods. The AR1000 is utilized primarily in the veterinary and human assisted reproduction markets. This shipper may be used where packaging of the biological material need not comply with IATA Packing Instructions 602 or 650. The DS650 is utilized for the shipment of specimens for diagnosis, treatment or evaluation of disease that must conform to the IATA 650 packaging standards. In 2005, the Company introduced a new soft case for the same cryogenic Dewar; identified as the PSX1000 and the PS1000. These units are smaller, lighter in weight, and more easily handled than the units described above. The PSX1000 shippers are also certified to IATA Packing Instruction 602 and 650.

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

The Company believes the above product configuration satisfies the needs of the markets that require the temperature-critical, frozen and refrigerated transport of biological materials, such as pharmaceutical clinical trials, gene biotechnology, infectious materials handling, and animal and human reproduction. Due to the Company’s unique proprietary technology and innovative design, its shippers are less prone to losing functional hold time when not kept in an upright position than the competing products. The Company’s continuing R&D efforts are expected to lead to the introduction of smaller size units constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to offer the CryoPort Express® One-Way Shipper System consisting of limited use cryogenic packages.

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

An important feature of the DG1000, DS650 and the PSX shippers is their compliance with the stringent packaging requirements of IATA Packing Instructions 602 and 650, respectively. These instructions include the internal pressure (hydraulic) and drop performance requirements. The Company believes its shippers were the first cost-effective cryogenic shippers to comply with these regulations, which it hopes will substantially enhance product acceptance, and facilitate its marketing efforts for both its reusable shippers and its planned CryoPort Express® One-Way Shipper System.

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

The Company’s Future Products:

The Company’s continuing R&D efforts are expected to lead to the introduction of smaller size units constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the one-time use cryogenic packages offered by the CryoPort Express® One-Way Shipper System.

The transition from a reusable shipper to the CryoPort Express® One-Way Shipper System is planned during second quarter of fiscal 2008 and will be accomplished initially by a simple reduction in the size of existing materials, the simplification of the outer protective shipping package and the use of established manufacturing practices. Subsequently, in order to enable higher volume production, alternate materials which are processed differently will be employed, with anticipated substantial cost reductions to be made to both the inner cryogenic Dewar and the outer integrated shipping case, while maintaining most of the Company’s proven, current manufacturing methods. This product will then be transitioned to CryoPort Express® One-Way Shipper System with an appropriate recycling program. The one-way shipper will employ alternate materials of construction, which will further enable both higher mass manufacturing and additional cost reduction opportunities.

The Company’s driving logic in developing the CryoPort Express® One-Way Shipper System is:

•
To make the cost of the cryogenic package less than, or equal to, the total cost of ownership (on a one time use basis including return shipping and handling) of a reusable unit depending on the ultimate capacity and hold time of the shipper.

•	To create the opportunity to ultimately offer a seamless “bio-express” courier service to the Company’s target markets via its strategic partners.

•	To provide a cost effective shipper that can compete with the economics of using dry ice and dry ice shippers.

Our Strategy:

The Company’s present objective is to leverage its proprietary technology and developmental expertise to design, develop, manufacture and sell cryogenic shipping devices. The key elements of its strategy include:

Expand the Company’s product offerings to address growing markets. Given the need for a temperature-sensitive shipping device that can cost effectively be used, the Company is diligently working to develop the CryoPort Express® One-Way Shipper System, which utilizes a one-time use shipping device that performs as well as its reusable shippers to eliminate the need for a return shipment and the costs associated therewith as well as eliminate any loss of specimen viability during the shipping process.

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

Sales and Marketing:

The Company currently has an internal sales and marketing group which manages both its direct sales efforts and its third party resellers, which include Air Liquide and SCA Thermosafe. The Company also has relationships with several other distributors and agents. The Company’s current distribution channels cover the Americas, Europe and Asia. The Company has no distributors or agents that account for greater than 10% of overall sales volumes.

The Company’s geographical sales for the year ended March 31, 2007 were as follows:

USA	52.6%
Europe	36.5%
Other North America	3.3%
Asia	7.6%

Customer Base:

The Company believes that the primary customers for its dry vapor shippers (both the reusable and the future CryoPort Express® One-Way Shipper System) are concentrated in the following markets for the following reasons:

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

Furthermore, the IATA requires that all airborne shipments of laboratory specimens be transmitted in either IATA 650 or 602 certified packaging. Once the Company has developed and obtained IATA certification of the CryoPort Express® One-Way Shipper System, it will be ideally suited for this market, in particular due to the elimination of the cost to return the reusable shipper.

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

Pharmaceutical Distribution. The current focus for the CryoPort Express® One-Way Shipper System under development is in the area of pharmaceutical distribution. There are a significant number of therapeutic drugs and vaccines currently or soon to be, undergoing clinical trials. After the FDA approves them for commercial distribution, it will be necessary for the manufacturers to have a reliable and economical method of distribution to the physician who will administer the product to the patient. Although there are not now a large number of drugs, there are a substantial number in the development pipeline. It is likely that the most efficient and reliable method of distribution will be to ship a single dosage to the administering physician. These drugs are typically identified to individual patients and therefore will require a complete tracking history from the manufacturer to the patient. The most reliable method of doing this is to ship a unit dosage specifically for each patient. Because the drugs require maintenance at frozen or cryogenic temperatures, each such shipment will require a frozen or cryogenic shipping package. The Company anticipates being in a position to service that need.

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

Competition:

Within the Company’s intended markets for the CryoPort Express® One-Way Shipper System, there is no currently known competition. The Company intends to become competitive by reason of improved technological characteristics and by introducing the concept of disposability and single use products. None of the traditional suppliers of cryogenic shippers is known to have competitive equipment nor are they expected to have anything available within a short period of time. The traditional suppliers, Chart Industries, Harsco, and Air Liquide have various models of dry shippers available that sell at prices that preclude any concept of disposability. On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources and experience in research and development than the Company does. Other competitive factors include the ability of the shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak-proofness” of the package which determines compliance with shipping regulations and the overall weight and volume of the package which determines shipping costs.

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

Many of the biological products in these above markets require transport in a frozen state as well as the need for shipping containers which have the ability to maintain a frozen, cryogenic environment (e.g., -150°C) for a period ranging from two to ten days (depending on the distance and mode of shipment). These products include semen, embryo, tissue, tissue cultures, cultures of viruses and bacteria, enzymes, DNA materials, vaccines and certain pharmaceutical products. In some instances, transport of these products requires temperatures at, or approaching, -196°C.

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

Emphasis on Decreasing Costs and System Simplification. Because current dry vapor LN2 shipping containers are expensive, many users do not keep an ample supply on hand. Consequently, some users require that these be returned promptly. This often results in very expensive express return shipping which will significantly magnify as shipping volumes increase. This has created a demand for smaller, lower cost dry vapor LN2 shipping containers. In addition, many users have expressed a strong interest in the production of a dry vapor LN2 shipper that is inexpensive enough to be used in a disposable or limited usage manner. The current sales price of CryoPort’s reusable shippers range from $735 to $1,095. The price range for the proposed CryoPort Express® One-Way Shipper System when launched is initially expected to range from $50 to $100 per use, depending on size and contractual commitments.

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

Turnkey Services. The pharmaceutical industry depends on clinical trials for Food and Drug Administration approval of new drugs. A significant number of these trials require frozen transport of specimens obtained from patients in the study. A number of pharmaceutical companies now specify temperature-sensitive frozen packaging and services as part of “turnkey” contracts with contract research organizations. To meet the demands of their customers, freight forwarding companies, such as World Courier, Federal Express and DHL, take responsibility for procuring appropriate packaging, shipping by airline, and delivering the specimens to the point of analytical testing. This comprehensive service addresses the stringent requirements imposed by pharmaceutical companies to ensure appropriate quality control for their clinical studies. The Company believes its dry shippers offered by the CryoPort Express® One-Way Shipper System will greatly enhance the reliability of the quality control required.

Development of International Programs and Markets. The biotechnology and pharmaceutical industries are now transnational industries with locations in various parts of the industrially developed and developing world. Since many products produced by these industries must be shipped in temperature-sensitive packaging, the logistical problems presented by longer distances, and sometimes unreliable forwarding entities, are becoming of greater concern. Weekends, holidays, lost containers, hot weather and indirect courier routes all place a strain on the ability of current shipping devices to provide appropriate temperatures when extraordinary delays are encountered. Because the Company’s shippers are able to maintain frozen or cryogenic temperatures of minus 150°C, or below, for up to 10 days, its shippers are better able to insure the integrity of specimens affected by unexpected shipping delays. Further, the maximum guaranteed temperature hold time of the Company’s 5 liter shipper is 16 days which is quoted under perfect and ideal conditions when in a "static" (i.e. stationary) condition only. The functional (in shipping use) hold time of this same 5 liter shipper is 10 days. Functional hold times are intended to be an indication only of how many days a shipper can be expected to hold its temperature when subjected to normal shipping usage.

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

Research and Development:

The Company’s principal research and development activities for the years 2006 and 2007 continued to center around the investigation of materials of construction for the products and packages with the view of identifying those materials that yield fabrication costs consistent with the concept of disposability. A unit dose shipper was developed for the CryoPort Express® One-Way Shipper System and designs of a second concept were completed. Other research and development effort was directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging for all sizes of shippers to be offered by the CryoPort Express® One-Way Shipper System. The Company’s research and development expenditures during the fiscal years ended March 31, 2007 and 2006 were $87,857 and $254,487, respectively.

Manufacturing:

The component parts for the Company’s products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at the corporate offices in Brea, California, where the Company is capable of manufacturing certain parts and full assembly of its products. Most of the components that the Company uses in the manufacture of its products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers. Should this occur, the Company believes the maximum disruption of production could be a short period of time, on the order of approximately four to six weeks. The Company anticipates that this will initially be the case with the outer shell the Company is developing for the CryoPort Express® One-Way Shipper System product line.

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

RISK FACTORS:

You should carefully consider all of the material risks of the Company’s business, including those described below, in addition to the other information contained in this  Annual Report on Form 10-KSB. This Annual Report on Form 10KSB contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below.

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

The Company’s consolidated financial statements report recurring losses and an accumulated deficit. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $2,326,259 and $1,522,101, respectively, and its operations have used $710,259 and $1,155,962 of cash, respectively. As of March 31, 2007 and 2006, the Company had accumulated deficit balances of $9,365,150 and $7,038,891, respectively

At March 31, 2007, the Company had approximately $2,097,666 of outstanding indebtedness in the form of short-term and long-term promissory notes and accrued interest. Of such amount, $1,857,231 is long-term debt and an additional $240,435 is considered short-term debt. Included in this indebtedness are notes representing an aggregate of $1,235,500 in principal amount of outstanding indebtedness owed to four former directors and principal shareholders and $104,000 in principal amount to R. Takahashi, a CryoPort Inc. shareholder. These notes represent working capital advances made to the Company, for which the indebtedness is evidenced by demand notes bearing interest at the rate of 6% per annum and which provide for repayment in the form of scheduled monthly payments beginning April 1, 2006. Any funds applied to repay the Company’s outstanding indebtedness will not be available to fund its business. The Company may be unable to raise the funds necessary to repay its debt and the holders of past due amounts may seek to enforce their rights against it.

Based on presently known commitments and plans the Company expects to fund its operations through the second quarter of 2008 mainly from cash from the following sources: short term debt financing, proceeds from issuances of common stock, operating cash received on accounts receivable, and cash on hand. The Company management is currently focused on raising cash to fund the sales and marketing and manufacturing process development activities to launch the CryoPort Express® One-Way Shipper System product line as well as funding continued operations through long term debt or equity financing, capital raises from the issuance of common stock, and equipment lease financing sources.

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

The Company also expects to incur additional costs towards expansion of its manufacturing processes, sales and marketing, research and development and administrative functions related to the one-way shipper product line. The Company may also need additional funding for possible strategic acquisitions of synergistic businesses, products and/or technologies. If the Company is unable to achieve sufficient long term debt or equity financing, and adequate operating funds are not available, the Company may be required to defer or limit some or all of its manufacturing, sales and marketing, and/or research and development projects, which would cause delay in the launch of the CryoPort Express® One-Way Shipper System product line.

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

Because the Company currently has its shares of common stock quoted on the Over-The-Counter Bulletin Board, its shares are subject to regulations of the Securities and Exchange Commission (the “Commission”) relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or Small Cap Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for its common stock and could limit your ability to sell your securities in the secondary market.

Sale of Company shares may depress share price.

The sale of substantial shares of the Company’s common stock may depress its stock price.

As of June 29, 2007, the Company had 39,386,980 shares of common stock outstanding, and the last reported sales price of its common stock on the PinkSheets was $1.70 per share. The Company could also issue up to approximately 10,724,000 additional shares of common stock upon the exercise of outstanding options and warrants as of June 29, 2007 as further described in the following table:

Description of instrument	Number of Shares Outstanding	Weighted Average Per Share Exercise Price
Common shares issuable upon exercise of outstanding stock options and warrants	10,572,000	$0.44
Common shares issuable upon conversion of convertible debt	152,000	$0.15
Total	10,724,000	$0.44

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the year ended March 31, 2007 was zero as the options are fully vested as of the date of the grant. There were 1,258,950 warrants and no stock options granted to employees and directors during the year ended March 31, 2007.

SFAS 123(R) requires the cash flows resulting from the tax benefits which is caused from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended March 31, 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company’s corporate, research and development, and warehouse facilities are located in one Company-leased office and warehouse building with approximately 8,000 square feet. The facilities are located at 451 Atlas Street, Brea, California 92821. The Company currently makes lease payments of $7,500 per month, due at the beginning of each month, pursuant to a month-to-month lease with a 60 day notification requirement. The landlord is Curley Family Investments. The facilities are in good condition and are suitable for the Company’s current requirements. The Company currently does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to any pending, nor is the Company aware of any threatened, legal, governmental, administrative or judicial proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During fiscal year ended March 31, 2007 and through June 29, 2007 no matters arose which required submission to a vote of the Company’s security holders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Form 10-SB became effective in February, 2006. Shares in common stock have never traded on any securities exchange. In February 2007, the Company requested Spartan Securities, of Boca Raton, Florida to file a 15c-211 Broker Registration with the National Association of Security Dealers (NASD) to permit its common stock to trade on the over-the-counter bulletin board (OTCBB). As of June 29, 2007, the Form 211 application is in its final comment stages with the NASD. There can be no assurance that an active public market for the Company’s common stock will develop or be sustained.

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

Fiscal 2007	High	Low
1st Quarter	$4.20	$2.00
2nd Quarter	2.50	0.50
3rd Quarter	0.53	0.20
4th Quarter	2.00	0.28

Fiscal 2006	High	Low
1st Quarter	$6.10	$4.98
2nd Quarter	6.35	5.50
3rd Quarter	6.34	4.90
4th Quarter	6.05	4.00

As of June 29, 2007, the quoted price of the Company’s stock was $1.70. Stockholders are urged to obtain current market quotations for the Company’s common stock.

Description of Securities

Common Stock:

The Company’s Articles of Incorporation, filed on May 25, 1990, authorizes the issuance of 5,000,000 shares of Common Stock at a par value of $0.001 per share. The Articles of Incorporation were amended and restated on October 12, 2004, to authorize the issuance of 100,000,000 shares of Common Stock at a par value of $0.001 per share. As of June 29, 2007, there were 39,386,980 shares of common stock issued and outstanding shares held by 465 shareholders of record. Holders of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of Common Stock have no cumulative voting rights. Holders of shares of Common Stock are entitled to share ratable in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of liquidation, dissolution, or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no pre-emptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding Common Stock is, and the shares offered by the Company pursuant to this offering will be, issued and delivered, fully paid and non-assessable.

Preferred Stock:

There is no preferred stock authorized.

Stock Options and Warrants:

As of June 29, 2007 there were outstanding stock options and warrants to purchase up to 10,572,021 shares of the Company’s common stock. The outstanding options and warrants were issued by the Company in connection with various debt and equity financings and compensation agreements. These options and warrants are exercisable at prices ranging from $0.04 to $1.00 per share, with a weighted average exercise price of $0.44 per share, and have expiration dates ranging from June 16, 2007 to January 2017.

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

During fiscal 2007, 4,692,000 shares of the Company’s common stock were sold to investors at an average price of $0.22 per share resulting in proceeds of $902,028 to the Company, net of issuance costs of $112,372.

During fiscal 2007, the Company issued 8,333 shares of common stock resulting from exercises of warrants at an average exercise price of $0.30 per share resulting in proceeds of $2,500.

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

The following schedules list the sales of shares of common stock net of offering costs (excluding exercises of options and warrants) and issuances of options and warrants during the fiscal years ended 2007 and 2006.

	Fiscal 2007
	Common Stock			Warrants		Options
	$	Shares	Avg Price	Issued	Ex. Price	Issued	Ex. Price
Qtr 1	$22,185	17,000	$1.50	-	-	-	-
Qtr 2	166,605	188,000	$1.02	846,750	$1.00	-	-
Qtr 3	-	-	-	-	-	-	-
Qtr 4	713,238	4,487,000	$0.18	412,200	$0.28	-	-
	$902,028	4,692,000		1,258,950		-

	Fiscal 2006
	Common Stock			Warrants		Options
	$	Shares	Avg Price	Issued	Ex. Price	Issued	Ex. Price
Qtr 1	$-	-	-	-	-	-	-
Qtr 2	240,660	78,000	$3.50	-	-	-	-
Qtr 3	109,620	36,000	$3.50	-	-	-	-
Qtr 4	85,260	28,000	$3.50	-	-	-	-
	$473,040	142,000		-		-

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

Other Securities Activities:

In February 2007, the Company requested Spartan Securities, of Boca Raton, Florida to file a Form 15c-211 Broker Registration with the National Association of Security Dealers (NASD). As of the filing date of this report, the Form 211 application is in its final comment stages with the NASD.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

Total assets

Cryoport, Inc. (the “Company”), was originally formed with the intention to first develop a reusable line of cryogenic shippers and once underway, to begin the research and development of a disposable, one-way cryogenic shipper. Since initial formation the company has not had the funds to fully implement its business plan. The reusable line of cryogenic shippers has been in production since 2002, however, anticipated difficulties in penetrating the well established market for reusable cryogenic shippers, as well as a need for continuous redevelopment of the product line has allowed for only limited revenue generation from the sale of the reusable cryogenic shipper. During this time, the Company maintained research and development activities focused on the new product line of the CryoPort Express® One-Way Shipper System. Until the beginning of fiscal year 2006, the limited revenues produced from the reusable product line along with limited capital funding required the Company to assign only minimal resources to the development of the one-way cryogenic shippers. The Company continues to raise funds to allow the Company to focus on accelerating the development and launch of the CryoPort Express® One-Way Shipper System product line. The Company is focusing significant resources to the market research and product development of the CryoPort Express® One-Way Shipper System with the goal of launching the new product into the market during the second quarter of fiscal year 2008. While it had been the Company’s plan to introduce the CryoPort Express® One-Way Shipper System product line in limited quantities to selective customers during the second quarter of fiscal year 2007, lack of adequate funding, has caused the Company to revise the estimates for the product release as well as for the ramp-up timetables related to the product manufacturing and sales and marketing activities. A broad launch to the general market expected to follow after feedback from this introductory distribution of the CryoPort Express® One-Way Shipper System is received and customer demand is further understood. A higher volume demand is expected to develop as pharmaceutical products requiring cryogenic or frozen protection come to market.

The Company has discussed development of a shipper from the one-way product line under confidentiality agreements for drug delivery with several vaccine manufacturers. Although the Company has received and fulfilled purchase orders from these vaccine manufacturers, the Company does not currently have any pending purchase orders. These potential customers for the new CryoPort Express® One-Way Shipper System are currently using the Company’s reusable shippers in clinical trials. To address the high volume ramp up necessary to provide these customers with one-way shippers, the Company is currently involved in negotiations for a manufacturing and distribution partnership with two large, and well established manufacturing companies.

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated balance sheets as of March 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years ended March 31, 2007 and 2006, and the related notes to the consolidated financial statements (see Part II, Item 7 - Financial Statements). This discussion contains forward-looking statements, based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2007 and 2006 financial statements, the Company has incurred recurring losses from operations and has a stockholders’ deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $2,326,259 and $1,522,101 for the years ended March 31, 2007 and 2006 respectively. In addition, at March 31, 2007 the Company’s accumulated deficit was $9,365,150 and the Company had a negative working capital deficit of $478,396. As of June 30, 2007 the Company currently has a cash balance of approximately $582,000. Management recognizes that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.

The Company anticipates that unless it is able to raise or generate proceeds of at least $3,000,000 within the next 6 to 12 months, it will be unable to fully execute its business plan, which will result in it not growing at the desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues or future funding can support expansion.

In order to continue as a going concern, management has begun taking the following steps:

1)
Continuing to obtain additional capital through private placement offerings of common stock under Regulation D. Management anticipates that the additional proceeds from this offering, if obtained, will provide 8 to 12 months of additional operating capital.

2)	Obtain immediate funds through short-term debt financing. Management anticipates that the proceeds from this borrowing, if obtained, will provide 3 to 6 months of operating capital.

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

6)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock warrants in lieu of cash as all or part of their compensation in an effort to minimize monthly cash flow. With this strategy the Company has established a critical mass of experienced business professionals capable of taking the Company forward.

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

Research and Development

Due to the ongoing nature of the research, the Company is unable to ascertain with certainty the total estimated completion dates and costs associated with all phases. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the years ended March 31, 2007 and 2006, research and development costs were $87,857 and $254,487, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employees benefits and costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

Liquidity and Capital Reserves

As of March 31, 2007 the Company’s current liabilities of $914,288 exceeded current assets of $435,892 by $478,396. Approximately 19% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total assets increased to $483,687 at March 31, 2007 from $293,505 at March 31, 2006 as a result of cash received from the sale of common stock partially offset by cash funds used in operating activities.

The Company’s total outstanding indebtedness increased to $2,771,519 at March 31, 2007 from $2,443,541 at March 31, 2006 primarily from the issuance of convertible debentures and increases in accrued interest on notes payable, accounts payable and combined accrued current and long term salaries which were partially offset by a decrease in accrued expenses and a decrease in warranty costs related to the decreased sale

On May 12, 2006, the Company arranged for short term financing of $175,000, pursuant to a Loan Agreement and related Secured Promissory Note with Ventana Group, LLC. Disbursements to the Company under the Loan Agreement are based on achievement of milestones reached towards finalizing a long term equity financing agreement. The note is secured by machinery and equipment owned by the Company. During the year ended March 31, 2007, the Company had received $80,000 of funds and recorded $47,729 of interest and financing fees expense pursuant to this Loan Agreement. Per the terms of the note, on February 22, 2007 the Company paid the total $47,729 interest and financing fees and repaid the $80,000 principal balance of the note. As of March 31, 2007 there are no remaining outstanding balances due under this note.

The Company has a non-interest bearing note payable to a third party lender which was due in April 2003. The Company is scheduled to make monthly payments of $2,000 as agreed with the third party lender. During the year ended March 31, 2007 the Company made no payments against the balance of this note. As of March 31, 2007 and 2006, the remaining unpaid balance was $59,440 and $59,440, respectively.

As of March 31, 2007 and 2006, the Company had aggregate principal balances of $1,339,500 and $1,369,500 respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increase by an aggregate of $2,500 every six months to a maximum of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related party interest expense under these notes was $85,595 and $79,179 for the years ended March 31, 2007 and 2006, respectively. Accrued interest, which is included in notes payable in the accompanying balance sheet, related to these notes amounted to $404,341 and $318,746 as of March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had not made the required payments under the related party notes which were due on January 1, February 1, and March 1, 2007. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On April 29, 2007 and May 30, 2007, the Company paid the January 1 and February 1 payments respectively, due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. As of March 31, 2007, the Company received $120,000 under this private placement offering of convertible debenture debt. Related to the issuance of the convertible debentures, the Company paid commissions to the broker totaling $15,600, which were capitalized as deferred financing costs. During the year ended March 31, 2007, the Company amortized $10,901 of deferred financing costs to interest expense.

Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes have and will be used in the ongoing operations of the Company. During the year ended March 31, 2007, the Company recorded interest expense of $6,073 related to these notes.

In connection with the issuance of the convertible debt, the Company recorded a debt discount totaling $106,167 related to the beneficial conversion feature of the notes. The Company is amortizing the debt discount using the effective interest method through the maturity dates of the notes. During the year ended March 31, 2007, the Company recorded additional interest expense of $76,529 related to the amortization of the debt discounts. In May of 2007, a portion of these convertible notes with aggregate principal balances of $98,500 and accrued interest of $6,969 were converted into 703,478 shares of common stock. The interest on the convertible notes was accrued at 15% per annum through the conversion dates. The notes were converted into common stock at a ratio of 6.67 shares for every dollar of debt converted, representing $0.15 per share.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long term note payable. Under the terms of this note, monthly payments of $3,000 will be made to Mr. Berry beginning in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. As of March 31, 2007, the total amount of deferred salaries under this arrangement was $242,950 and is recorded as a long term liability in the accompanying consolidated balance sheet.

The following table lists all notes payable and their principal balances as of March 31, 2007:

Lender	Origination Date	Maturity Date	Principal Bal. March 31, 2007	Interest Rate
Patrick Mullens	Aug. 2001	Jun. 2011	$380,500	6%
Marc Grossman	Feb. 2001	Sep. 2011	$324,000	6%
David Petreccia	Apr. 2001	Mar. 2011	$281,000	6%
Jeffrey Dell	Aug. 2001	Nov. 2009	$250,000	6%
Raymond Takahashi	Jun. 2003	Feb. 2008	$104,000	6%
Peter Berry	Sep. 2006	Dec. 2010	$242,950	6%
Convertible Debentures	Nov. 2006	Jun. 2007	$120,000	15%
Falk, Shaff & Ziebell	Mar. 2002	Jun. 2008	$59,440	n/a

The Company has incurred negative cash flows from operations of $710,259 for the year ended March 31, 2007 due to decreased sales of the Company’s reusable product group resulting from the Company’s shift in its sales and marketing focus during the third quarter of fiscal 2006 to the development and planned introduction of the CryoPort Express® One-Way Shipper System, and to the operating costs related to the maintenance of minimal selling, general and administrative and research and development activities to support the development of the new product line. These negative cash flows from operations for the year ended March 31, 2007 have been financed through proceeds from funds raised by issuance of common stock and convertible debentures. Net proceeds from issuances of common stock were $902,028 for the year ended March 31, 2007. Proceeds from exercise of warrants were $2,500 for the year ended March 31, 2007. During the year ended March 31, 2007, net proceeds from issuances of convertible debentures were $104,400 and proceeds from other note payable borrowings were $92,700. Repayments of notes payable principal balances during the year ended March 31, 2007 were $122,700.

The Company’s cash balance as of March 31, 2007 was $264,392. Based on presently known commitments and plans the Company expects to fund its operations through the second quarter of calendar year 2008 mainly from cash from the following sources: proceeds from issuances of common stock, short term debt financing, operating cash received on accounts receivable, and cash on hand. The Company management is currently focused on raising cash to fund the sales and marketing and manufacturing process development activities to launch the CryoPort Express® One-Way Shipper System product line as well as funding continued operations through long term debt or equity financing, capital raises from the issuance of common stock, and equipment lease financing sources.

The Company does not expect to incur any material capital expenditures until adequate long term funding is obtained for the launch of the CryoPort Express® One-Way Shipper System or sales volumes increase substantially. Future capital expenditures for manufacturing equipment for the launch of the CryoPort Express® One-Way Shipper System are expected to be funded out of lease financing.

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

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the year March 31, 2007 was $1,177,768, determined by the Black-Scholes valuation model. As of March 31, 2007, total unrecognized compensation cost, related to unvested stock options was approximately $1,950, which is expected to be recognized as an expense over a weighted-average period of 6 months. See Note 2 to the Company’s consolidated financial statements for additional information.

Impact of Contractual Obligations and Commercial Commitments. The following summarizes the Company’s contractual obligations at March 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Yr	1-3 Years	4-5 Years	After 5 Years
Related Party Notes	$1,339,500	$120,000	$240,000	$240,000	$739,500
Note Payable to P. Berry	242,950	45,000	197,950	-0-	-0-
Convertible Debentures (a)	120,000	120,000	-0-	-0-	-0-
Third Party Notes	59,440	24,000	35,440	-0-	-0-
Total Contractual Cash Obligations	$1,761,890	$309,000	$473,390	$240,000	$739,500

(a) Convertible debentures are expected to be paid in equivalent common stock using 6.67 contractual conversion rate.

Impact of Inflation. From time .to time, the Company experiences price increases from third-party manufacturers and these increases cannot always be passed on to the Company’s customers. While these price increases have not had a material impact on the Company’s historical operations or profitability in the past, they could affect sales in the future.

Recent Accounting Pronouncements

FASB Statement No. 157, Fair Value Measurements, has been issued by the Financial Accounting Standards Board (“FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

The FASB has issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company on April 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

Results of Operations - Year Ended March 31, 2007

Net Sales. During the year ended March 31, 2007 the Company generated $67,103 from reusable shipper sales compared to revenues of $152,298 during the year ended March 31, 2006, a decrease of $85,195 (55.9%). This revenue decrease is primarily due to the Company’s shift in its sales and marketing focus during the fiscal 2007 from the reusable shipper product line to the further development and planned product launch of the CryoPort Express® One-Way Shipper System for its introduction into the biopharmaceutical industry sector and to the delays in the Company’s securing adequate funding for the manufacturing and marketing launch of the new product line. Additionally, continued product manufacturing upgrades slowed production activities of the reusable shippers.

Cost of Sales. Cost of sales for the year ended March 31, 2007 decreased $145,289 (46.0%) to $176,939 from $315,650 for the year ended March 31, 2006 as the result of decreased sales volumes related to the shift in sales and marketing focus to the CryoPort Express® One-Way Shipper System and to increased production overhead efficiencies related to the Company’s continued cost containment efforts. During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Gross Loss. Gross loss for the year ended March 31, 2007 decreased by $53,516 (32.8%) to $109,836 compared to $163,352 for the year ended March 31, 2006. The decrease in the gross loss is due to increased production overhead efficiencies as a result of the Company’s continued cost containment efforts, as well as the decrease in sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $876,140 (85.6%) to $1,899,228 for the year ended March 31, 2007 compared to $1,023,088 for the year ended March 31, 2006 due mainly to increased general and administrative costs of $1,021,209 which were offset by decreased selling expenses of $145,069. The increase in general and administrative expenses was primarily due to option and warrant related charges totaling $1,177,768 as the result of: i) issuances of warrants to employees and directors in accordance with the provisions of SFAS 123(R); ii) modifications for option expiration dates; and iii) the vesting of outstanding options and warrants during the fiscal year. These charges were offset by decreases of $98,710 in consulting and outside services, $41,033 in legal and accounting fees, and $15,933 in other administrative overhead expenses. The decrease in sales expenses was primarily related to decreased expenses of $50,633 in advertising and trade shows, $48,440 in consulting fees, $36,540 in salaries and related and $9,456 in general sales expenses. The expense reductions in sales, general and administrative expenses are the result of continued cost containment measures taken by the Company to minimize overhead expenditures during the product development and launch preparation for the CryoPort Express® One-Way Shipper System.

Research and Development Expenses. Research and development expenses decreased by $166,630 (65.5%) to $87,857 for the year ended March 31, 2007 as compared to $254,487 for the year ended March 31, 2006 in relation to the progression of the research and development activity for the CryoPort Express® One-Way Shipper System and to the continuation of cost containment measures taken by the Company to minimize overhead expenditures during the product development and launch preparation for the CryoPort Express® One-Way Shipper System. These research and development expense decreases included $85,533 in salaries and consulting services expenses, $32,959 in equipment depreciation, $30,130 in prototype and testing expenses, and $18,008 in travel and other research and development overhead costs.

Interest Expense. Interest expense increased by $147,361 (183.3%) to $227,738 for the year ended March 31, 2007 as compared to $80,377 for the year ended March 31, 2006 as the result of $93,503 of financing expenses related to the convertible debentures, consisting of $87,430 of amortization of deferred financing fees and debt discounts and $6,073 accrued interest, $47,729 of interest expense related to the short term financing loan from Ventana Group, LLC utilized by the Company in fiscal 2007, and $6,129 for other financing expenses of the Company.

Net Loss. As a result of the factors described above, the net loss for the year ended March 31, 2007 increased by $804,158 (52.8%) to $2,326,259 or ($0.08) per share compared to $1,522,101 or ($0.05) per share for the year ended March 31, 2006.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements. Such forward-looking statements which the Company makes involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include quarterly and yearly fluctuations in results, the progress of research and the development of that research and the other risks detailed from time to time in the Company’s reports, including this filing. These forward-looking statement speak only as the date hereof, and should not be given undue reliance. Actual results may vary significantly. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CryoPort, Inc.

We have audited the accompanying consolidated balance sheets of CryoPort, Inc. (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CryoPort, Inc. at March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, and has a stockholders' deficit of $2,287,832 and negative working capital of $478,396 at March 31, 2007.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

KMJ Corbin & Company LLP
Irvine, California
June 29, 2007

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
ASSETS	2007	2006

Current assets:
Cash	$264,392	$4,723
Accounts receivable, net	10,172	22,306
Inventories	146,008	190,321
Prepaid expenses and other current assets	15,320	9,270
Total current assets	435,892	226,620

Fixed assets, net	38,400	57,520
Intangible assets, net	4,696	9,365
Deferred financing costs, net	4,699	-
	$483,687	$293,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$306,682	$223,070
Accrued expenses	97,227	112,061
Accrued warranty costs	55,407	59,532
Accrued salaries and related	169,537	301,192
Convertible notes payable and accrued interest,
net of discount of $29,638	96,435	-
Current portion of related party notes payable	120,000	45,000
Current portion of note payable to officer	45,000	-
Current portion of note payable	24,000	24,000
Total current liabilities	914,288	764,855

Related party notes and accrued interest payable,
net of current portion	1,623,841	1,643,246
Note payable, net of current portion	35,440	35,440
Note payable to officer, net of current portion	197,950	-
Total liabilities	2,771,519	2,443,541

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 34,782,029 (2007) and 30,081,696 (2006)
shares issued and outstanding	34,782	30,082
Additional paid-in capital	7,042,536	4,858,773
Accumulated deficit	(9,365,150)	(7,038,891)
Total stockholders’ deficit	(2,287,832)	(2,150,036)
	$483,687	$293,505

See Accompanying Notes to Consolidated Financial Statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended March 31,
	2007	2006

Net sales	$67,103	$152,298

Cost of sales	176,939	315,650

Gross loss	(109,836)	(163,352)

Operating expenses:
Selling, general and administrative expenses	1,899,228	1,023,088
Research and development expenses	87,857	254,487

Total operating expenses	1,987,085	1,277,572

Loss from operations	(2,096,921)	(1,440,924)

Interest expense	(227,738)	(80,377)

Loss before income taxes	(2,324,659)	(1,521,301)

Income taxes	1,600	800

Net loss	$(2,326,259)	$(1,522,101)

Net loss available to common stockholders per
common share:
Basic and diluted loss per common share	$(0.08)	$(0.05)
Basic and diluted weighted average common
shares outstanding	30,943,154	29,888,702

See Accompanying Notes to Consolidated Financial Statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 1, 2005	29,708,105	$29,708	$4,307,047	$(5,516,790)	$(1,180,035)

Issuance of common stock for
cash, net of issuance costs
of $61,460	142,000	142	435,398	-	435,540

Exercise of warrants for cash	159,999	160	54,840	-	55,000

Exercise of cashless warrants	71,592	72	(72)	-	-

Fair value of stock options
issued to consultants	-	-	61,560	-	61,560

Net loss	-	-	-	(1,522,101)	(1,522,101)

Balance, March 31, 2006	30,081,696	30,082	4,858,773	(7,038,891)	(2,150,036)

Issuance of common stock for
cash, net of issuance costs
of $112,372	4,692,000	4,692	897,336	-	902,028

Exercise of warrants for cash	8,333	8	2,492	-	2,500

Fair value of stock options and
warrants issued to consultants,
employees and directors	-	-	1,177,768	-	1,177,768

Beneficial conversion feature
related to issuance of
convertible debentures	-	-	106,167	-	106,167

Net loss	-	-	-	(2,326,259)	(2,326,259)

Balance, March 31, 2007	34,782,029	$34,782	$7,042,536	$(9,365,150)	$(2,287,832)

See Accompanying Notes to Consolidated Financial Statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

	For The Years Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,326,259)	$(1,522,101)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,789	88,753
Amortization of deferred financing costs	10,901	-
Amortization of debt discount	76,529	-
Bad debt expense	-	48,610
Fair value of stock options and warrants issued
to consultants, employees and directors	1,177,768	61,560
Changes in operating assets and liabilities:
Accounts receivable	12,134	(26,369)
Inventories	44,313	(39,341)
Prepaid expenses and other current assets	(6,050)	41,848
Accounts payable	83,612	60,085
Accrued expenses	(14,834)	8,021
Accrued warranty costs	(4,125)	(10,968)
Accrued salaries and related	120,295	54,761
Accrued interest	91,668	70,179

Net cash used in operating activities	(710,259)	(1,155,962)

Cash flows used in investing activities:
Purchases of fixed assets	-	(42,050)

Cash flows from financing activities:
Proceeds from borrowings under notes payable	92,700	-
Proceeds from borrowings under convertible notes	120,000	-
Payment of deferred financing costs	(15,600)	-
Repayments of notes payable	(122,700)	(8,000)
Payments of notes payable to officer	(9,000)	-
Proceeds from issuance of common stock, net	902,028	435,540
Proceeds from exercise of warrants	2,500	55,000
Net cash provided by financing activities	969,928	482,540

Net change in cash	259,669	(715,472)

Cash, beginning of year	4,723	720,195

Cash, end of year	$264,392	$4,723

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$47,729	$1,198
Income taxes	$1,600	$800

Supplemental disclosure of non-cash activities:
Conversion of accrued salaries to note payable	$251,950	$-
Beneficial conversion feature for convertible notes	$106,167	$-

See Accompanying Notes to Consolidated Financial Statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND BUSINESS

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred net losses of $2,326,259 and $1,522,101 during the years ended March 31, 2007 and 2006, respectively, and used $710,259 and $1,155,962 of cash in operations during 2007 and 2006, respectfully. The Company has a cash balance of $264,392 at March 31, 2007. In addition, at March 31, 2007, the Company’s stockholders’ deficit was $2,287,832 and has negative working capital of $478,396. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity funding sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate an extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, allowances for inventory obsolescence, accrued warranty costs, deferred tax assets and their accompanying valuations, the value of options and warrants, and product liability reserves.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2007 and 2006, the Company had cash balances of $214,469 and $0, respectively, which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to international customers are secured by advance payments or letters of credit. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable at March 31, 2007 and 2006 are net of reserves for doubtful accounts and sales returns of approximately $7,000 and $54,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe, Latin America, Asia and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During 2007 and 2006, the Company had foreign sales of approximately $32,000 and $55,000, respectively, which constituted approximately 47% and 36% of net sales, respectively.

The majority of the Company’s customers are in the bio-pharmaceutical and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related party notes payable, payables, accrued expenses, note payable to officer, convertible notes payable and a note payable to a third party. The carrying value for all such instruments, except the related party notes payable, approximates fair value at March 31, 2007 and 2006. The fair value of the related party notes payable is not determinable as the transactions were with related parties.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2007 and 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the year ended March 31, 2007, the Company capitalized deferred financing costs of $15,600 and amortized deferred financing costs of $10,901 to interest expense.

Accrued Warranty Costs

Estimated costs of the Company’s standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the standard warranty are charged to the accrual as incurred.
The following represents the activity in the warranty accrual during the years ended March 31:

	2007	2006

Beginning warranty accrual	$59,532	$70,500
Increase in accrual (charged to cost of sales)	4,875	13,484
Charges to accrual (product replacements)	(9,000)	(24,452)

Ending warranty accrual	$55,407	$59,532

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of consolidated selling, general and administrative expenses. During 2007 and 2006, the Company expensed approximately $21,000 and $72,000, respectively, in advertising costs.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended March 31, 2007 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future. There were 1,258,950 warrants and no stock options granted to employees and directors during the year ended March 31, 2007.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended March 31, 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of March 31, 2007, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

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

	March 31,	March 31,
	2007	2006
Stock options and warrants:
Expected term	5 years	N/A
Expected volatility	282% - 233%	N/A
Risk-free interest rate	4.75% - 4.82%	N/A
Expected dividends	N/A	N/A

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table illustrates the effect on net loss and net loss per share for the year ended March 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

For The Year Ended March 31,
2006
Net loss - as reported	$(1,522,101)

Add: Share based employee compensation included in net loss, net of tax effects	-

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(86,106)

Net loss - pro forma	$(1,608,207)

Net loss per common share - basic and diluted
As reported	$(0.05)
Pro forma	$(0.05)

A summary of employee and director option and warrant activity for the year ended March 31, 2007, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	2,488,613	$0.45	6.45
Granted	1,258,950	$0.76	9.47
Exercised	-	$-
Forfeited	-	$-

Outstanding at March 31, 2007	3,747,563	$0.59	7.46	$1,503,862

Exercisable at March 31, 2007	3,747,563	$0.59	7.46	$1,503,862

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were 1,258,950 warrants and no stock options granted to employees and directors during the year ended March 31, 2007. In connection with the warrants granted, the modification of previous options granted, and the vesting of prior options issued, the Company recorded total charges of $1,177,768 in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses for the year ended March 31, 2007 in the accompanying consolidated statement of operations. No employee or director warrants or stock options expired during the year ended March 31, 2007. The Company issues new shares from its authorized shares upon exercise of warrants or options.

In December 2006, the Company modified the expiration dates of 2,488,613 of its employee and director stock options by extending their terms by five years. In connection with the modification, the Company recorded a charge of $133,759 at the date of the modification in accordance with the provisions of SFAS 123(R), which has been included in selling, general and administrative expenses for the year ended March 31, 2007 in the accompanying consolidated statement of operations.

A summary of the status of the Company’s non-vested employee and director stock options and warrants as of March 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested at March 31, 2006	177,352	$0.52
Non-vested granted	1,258,950	0.76
Vested	(1,436,302)	0.67
Forfeited/cancelled	-	-
Non-vested at March 31, 2007	-	$0.60

As of March 31, 2007, there was no unrecognized compensation cost related to employee and director stock option compensation arrangements after the modification noted above.  The total fair value of shares vested during the year ended March 31, 2007 was $1,044,009.

As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s loss before income taxes and net loss for the year ended March 31, 2007 was  $763,677 higher than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the year ended March 31, 2007 was approximately $0.04 higher than if it had continued to account for share-based compensation under APB Opinion No. 25.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table summarizes stock-based compensation expense related to stock options and warrants under SFAS 123(R) for the year ended March 31, 2007, which was allocated as follows:

Year Ended March 31, 2007

Stock-based compensation expense included in:
Cost of sales	$-
Research and development expense	-
Selling, general and administrative expense	1,177,768

Stock-based compensation expense related to employee stock options and warrants	$1,177,768

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share.

Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and shares to be issued for convertible debt would have resulted in an increase of 2,998,382 and 2,915,972 incremental shares for the years ended March 31, 2007 and 2006.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended March 31:

	2007	2006

Numerator for basic and diluted loss per share:
Net loss available to common stockholders	$(2,326,259)	$(1,522,101)
Denominator for basic and diluted loss per
common share:
Weighted average common shares outstanding	30,943,154	29,888,702

Net loss per common share available to common
Stockholders - basic and diluted	$(0.08)	$(0.05)

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” (“EITF 98-05”) and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 8).

Recent Accounting Pronouncements

FASB Statement No. 157, Fair Value Measurements, has been issued by the Financial Accounting Standards Board (“FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The FASB has issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company on April 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 3 - INVENTORIES

Inventories at March 31, 2007 and 2006 consist of the following:

	2007	2006

Raw materials	$61,142	$106,950
Work in process	42,950	57,790
Finished goods	41,916	25,581

	$146,008	$190,321

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at March 31:

	2007	2006

Furniture and fixtures	$22,982	$22,982
Machinery and equipment	437,501	437,501
Leasehold improvements	15,611	15,611
	476,094	476,094
Less accumulated depreciation and amortization	(437,694)	(418,574)

	$38,400	$57,520

Depreciation and amortization expense for fixed assets for the years ended March 31, 2007 and 2006 was $19,120 and $81,470, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following at March 31:

	2007	2006

Assets subject to amortization:
Patents and trademarks	$46,268	$46,268
Less accumulated amortization	(41,572)	(36,903)

	$4,696	$9,365

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 5 - INTANGIBLE ASSETS, continued

Amortization expense for intangible assets for the years ended March 31, 2007 and 2006 was $4,669 and $7,283, respectively. All of the Company’s intangible assets are subject to amortization.

Estimated future annual amortization expense pursuant to these intangible assets is as follows:

Years Ending
March 31,

2008	$4,696

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset:
Net operating loss carryforward	$3,074,000	$2,593,000
Accrued expenses and reserves	86,000	85,000
Expenses recognized for granting of
options and warrants	552,000	81,000
Total gross deferred tax asset	3,712,000	2,759,000

Less valuation allowance	(3,712,000)	(2,759,000)

	$-	$-

The valuation allowance increased during the years ended March 31, 2007 and 2006 by approximately $953,000 and $318,000, respectively. No current provision for income taxes for the years ended March 31, 2007 and 2006 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 6 - INCOME TAXES, continued

The provision for income taxes for fiscal 2007 and 2006 was $1,600 and $800, respectively, and differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2007	2006

Computed tax benefit at federal statutory rate	$(790,000)	$(518,000)
State income tax benefit, net of federal effect	(136,000)	(90,000)
Increase in valuation allowance	953,000	318,000
Other	(25,400)	290,800

	$1,600	$800

As of March 31, 2007, the Company had net operating loss carry forwards of approximately $7,700,000 and $7,700,000 for federal and state income tax reporting purposes, respectively, which expire at various dates through 2026 and 2016, respectively.

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded valuation allowances equal to the net deferred tax asset amounts as of March 31, 2007 and 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 1, 2005, the Company entered into a noncancelable operating lease on its facility in Brea, California, requiring ten monthly payments of $7,500 and expiring on April 1, 2007. In June 2006, the building was sold and the Company was granted approximately two months free rent by the previous owner. On April 1, 2007, the Brea facility lease was extended under month-to-month terms for $7,500 per month with a 60-day notification to terminate requirement.

As of March 31, 2007, future minimum rental payments required under the existing facility operating lease are as follows:

Years Ending March 31,	Operating Lease
2008	$15,000

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

Total rental expense was approximately $63,000 and $75,000 for the years ended March 31, 2007 and 2006, respectively.

Litigation

The Company becomes a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

NOTE 8 - NOTES PAYABLE

On May 12, 2006, the Company arranged for short-term financing of $175,000, pursuant to a Loan Agreement and related Secured Promissory Note with Ventana Group, LLC. Disbursements to the Company under the Loan Agreement are based on achievement of milestones reached towards finalizing a long-term equity financing agreement. The note is secured by machinery and equipment owned by the Company. During the year ended March 31, 2007, the Company received $80,000 of funds and recorded $47,729 of interest and financing fees expense pursuant to this Loan Agreement. Per the terms of the note, on February 22, 2007 the Company paid the total $47,729 interest and financing fees and repaid the $80,000 principal balance of the note. As of March 31, 2007 there are no remaining outstanding balances due under this note.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 8 - NOTES PAYABLE, continued

The Company has a non-interest bearing note payable to a third-party lender which was due in April 2003. The Company is scheduled to make monthly payments of $2,000 as agreed with the third party lender. During the year ended March 31, 2007 the Company made no payments against the balance of this note. As of March 31, 2007 and 2006, the remaining unpaid balance was $59,440 and $59,440, respectively.

As of March 31, 2007 and 2006, the Company had aggregate principal balances of $1,339,500 and $1,369,500 respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increase by an aggregate of $2,500 every six months to a maximum of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $85,595 and $79,179 for the years ended March 31, 2007 and 2006, respectively. Accrued interest, which is included in related-party notes payable in the accompanying balance sheets, related to these notes amounted to $404,341 and $318,746 as of March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had not made the required payments under the related-party notes which were due on January 1, February 1, and March 1, 2007. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On April 29, 2007, May 30, 2007, and June 30, 2007, the Company paid the January 1, February 1 and March 1 payments respectively, due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. As of March 31, 2007, the Company received $120,000 under this private placement offering of convertible debenture debt. Related to the issuance of the convertible debentures, the Company paid commissions to the broker totaling $15,600, which were capitalized as deferred financing costs. During the year ended March 31, 2007, the Company amortized $10,901 of deferred financing costs to interest expense.

Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes have and will be used in the ongoing operations of the Company. During the year ended March 31, 2007, the Company recorded interest expense of $6,073 related to these notes.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 8 - NOTES PAYABLE, continued

In connection with the issuance of the convertible debt, the Company recorded a debt discount totaling $106,167 related to the beneficial conversion feature of the notes. The Company is amortizing the debt discount using the effective interest method through the maturity dates of the notes. During the year ended March 31, 2007, the Company recorded additional interest expense of $76,529 related to the amortization of the debt discounts.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, monthly payments of $3,000 will be made to Mr. Berry beginning in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue on January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. As of March 31, 2007, the total amount of deferred salaries under this arrangement was $242,950, of which $197,950 is recorded as a long-term liability in the accompanying consolidated balance sheet.

Future maturities of notes payable at March 31, 2007 are as follows:

Years Ending March 31,	Convertible Debentures	Officer	Related Party	Third Party	Total
2008	$120,000	$45,000	$120,000	$24,000	$309,000
2009	-	72,000	120,000	24,000	216,000
2010	-	125,950	120,000	11,440	257,390
2011	-	-	120,000	-	120,000
2012	-	-	120,000	-	120,000
Thereafter	-	-	739,500	-	739,500
	$120,000	$242,950	$1,339,500	$59,440	$1,761,890

NOTE 9 - COMMON STOCK

During fiscal 2007, the Company entered into Agency Agreements with a broker to raise funds in private placement offerings of common stock under Regulation D. In connection with these private placement offerings, the Company sold 4,692,000 shares of common stock at an average price of $0.22 per share resulting in gross proceeds of $1,014,400 net of offering costs of $112,372 during the year ended March 31, 2007.

During fiscal 2007, the Company issued 8,333 shares of common stock resulting from exercises of warrants at an average exercise price of $0.30 per share resulting in proceeds of $2,500.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 9 - COMMON STOCK, continued

During fiscal 2006, the Company entered into an Agency Agreement with a broker to raise funds in private placement offerings of common stock under Regulation D. In connection with this private placement offering, the Company sold 142,000 shares of common stock at an average price of $3.50 per share resulting in gross proceeds of $497,000 net of offering costs of $61,460 during the year ended March 31, 2006.

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

NOTE 10 - STOCK OPTIONS AND WARRANTS

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

No incentive stock options or non-qualified stock options were granted during the years ended March 31, 2007 and March 31, 2006. All options granted have an exercise price equal to the fair market value at the date of grant, vest upon grant or agreed upon vesting schedules and expire five years from the date of grant. Therefore, there was no compensation expense recognized for options issued to employees during 2006. Pursuant to SFAS No. 123, total compensation expense recognized for options issued to consultants in prior years was $222,761 (including a $133,759 charge related to the modification of the option’s expiration dates) and $61,560 during 2007 and 2006, respectively. As of March 31, 2007 and 2006, there were 2,488,613 and 2,488,613 options outstanding, respectively, at an average exercise price of $0.45 per share under the 2002 Plan. There were no stock options granted subsequent to March 31, 2007. The Company had 2,511,387 options available for grant under the 2002 Plan at March 31, 2007.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 10 -STOCK OPTIONS AND WARRANTS, continued

From time to time, the Company issues warrants pursuant to various consulting agreements and other compensatory arrangements. During 2007 and 2006 the Company did not issue any warrants as the result of any third party service provider agreements.

During fiscal 2007, the Company issued a total of 1,258,750 warrants to various board members, advisory board members, employees, and ongoing consultants to purchase shares of the Company’s common stock. The weighted average exercise price of these warrants is $0.76. The exercise prices of these warrants are equal to the fair values of the Company’s shares as of the dates of each grant. The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $955,007 as of the dates of each grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate ranging from 4.75% to 4.82%; volatility ranging from 233% to 282%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the year ended March 31, 2007.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 10 -STOCK OPTIONS AND WARRANTS, continued

The following represents a summary of all stock option and warrant activity for the years ended March 31, 2007 and 2006:

	2007		2006

		Weighted		Weighted
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	3,632,737	$0.57	4,341,245	$0.57
Issued	1,258,950	0.76	-	-
Exercised	(8,333)	0.30	(242,133)	0.10
Expired/forfeited	(363,333)	1.16	(466,375)	0.08

Outstanding and exercisable,
end of year	4,520,021	$0.58	3,632,737	$0.57

Weighted average exercise
price of warrants granted		$0.76		$-

The following table summarizes information about stock options and warrants outstanding and exercisable at March 31, 2007:
	Number of
	Options and	Weighted Average
	Warrants	Remaining	Weighted
	Outstanding and	Contractual Life	Average Exercise
Exercise Price	Exercisable	(Years)	Price

$0.80 - $1.00	1,240,501	7.5	$0.98
$0.50 - $0.75	2,223,707	5.4	$0.56
$0.04 - $0.30	1,055,813	8.3	$0.13
	4,520,021

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 12 - RELATED PARTY TRANSACTIONS

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long term note payable. Under the terms of this note, monthly payments of $3,000 will be made to Mr. Berry beginning in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. During the year ended March 31, 2007, note payments totaling $9,000 had been made to Mr. Berry pursuant to this note. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. As of March 31, 2007, the total amount of deferred salaries under this arrangement was $242,950 and is recorded as a note payable in the accompanying consolidated balance sheet (see Note 8).

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the years ended March 31, 2007 and 2006 were $78,500 and $64,624, respectively. In August 2006, Mr. Cannon was granted 103,400 warrants with an exercise price of $1.00 per share which equaled the fair value of the Company’s shares on the grant date. In January 2007, Mr. Cannon was granted 51,400 warrants with an exercise price of $0.28 per share which equaled the fair value of Company’s shares as of the grant date.

On October 13, 2006, various shareholders advanced the Company short term, zero interest loans ranging from $2,700 to $5,000 each, totaling $12,700. In December 2006 and January 2007, these loans were paid in full and have no outstanding balances as of March 31, 2007.

As of March 31, 2007 the Company had aggregate principal balances of $1,339,500 in outstanding unsecured indebtedness owed to five related parties including four former board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for total monthly principal payments beginning April 1, 2006 of $2,500, which increase by $2,500 every six months to a maximum of $10,000. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015. Related party interest expense under these notes was $85,595 and $79,179 for the years ended March 31, 2007 and 2006, respectively. Accrued interest, which is included in notes payable in the accompanying balance sheet, related to these notes amounted to $404,341 and $318,746 as of March 31, 2007 and 2006, respectively. Subsequent to year end the Company failed to make the required payments under the notes. However, pursuant to the note agreements, the Company has a 120 grace period to pay missed payments before the notes enter default. Management expects to pay all payments due prior to the expiration of the 120 day grace period. No new borrowings have been made by the Company from these related parties as of June 29, 2007.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended March 31, 2007 and 2006

NOTE 13 - SUBSEQUENT EVENTS

In January 2007, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. In connection with this agreement, in April and May 2007, 3,524,584 shares of the Company’s common stock were sold to investors at an average price of $0.19 per share for gross proceeds of $672,000 to the Company, net of issuance costs of $74,360.

In May 2007, the Company issued 703,478 shares of common stock pursuant to the terms of convertible debenture agreements. The Company converted $105,469 of convertible notes with aggregate principal balances of $98,500 and accrued interest of $6,969. The interest on the convertible notes was accrued at 15% per annum through the conversion dates. The notes were converted into common stock at a ratio of 6.67 shares for every dollar of debt converted, representing $0.15 per share.

In April, 2007, the Company issued 350,000 shares of common stock pursuant to the payment terms of a consulting agreement. The shares were valued at $420,000, based on the underlying fair value of the shares on the date of grant, and have been recorded in prepaid assets to be expensed in selling, general and administrative expenses over the contract period during fiscal 2008.

In June 2007, the Company issued 6,052,000 warrants to investors in connection with recent Regulation D private placement agreements. These warrants were issued with average exercise prices of $0.33 and expiration dates of 18 months from the original dates of investments.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Vice President of Finance carried out an evaluation of the effectiveness and operation of the Company’s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007, that as of that date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

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

Directors and Executive Officers of the Registrant:

The following table sets for the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the position(s) held with the Company:

Name	Age	Position	Date Elected

Peter Berry	59	Director and Chief Executive Officer, President	2003
Dee S. Kelly, CPA	46	Vice President of Finance	2003
Kenneth G. Carlson	53	Vice President of Sales and Marketing	2005
Thomas Fischer, PhD	60	Director, Vice Chairman of the Board	2005
Gary C. Cannon	56	Director, Secretary of the Board	2005
Adam M. Michelin	63	Director	2005
Stephen L. Scott	55	Director	2005

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

None of the directors or officers hold a directorship in any other reporting company except: Adam Michelin is Director, CEO/President and Treasurer of Redux Holdings, Inc. (RDXH); and Gary Cannon is Secretary and General Counsel of Redux Holdings, Inc. and General Counsel for the Affordable Energy Group, Inc. and for Global Development and Environmental Resources, Inc., both publicly traded companies.

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

Board of Directors Meetings and Committees:

During the fiscal year ended March 31, 2007, there were six meetings of the board of directors as well as several actions taken with the unanimous written consent of the directors. The Board has established an Audit Committee and a Compensation and Governance Committee. The Board is currently reviewing the requirements for and the need to set up an executive committee and other committees to help its board of directors oversee the operations of the Company.

Audit Committee

Company’s board of directors has a formally established audit committee and an adopted Audit Committee Charter. The Company has determined that Adam Michelin, Audit Committee Chairman, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. of the Securities and Exchange Commission rules and is “independent” within the meaning of Rule 4200(a) (15) of the National Association of Securities Dealers. Mr. Fischer and Mr. Scott and comprise the remaining audit committee members. The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls.

Compensation and Governance Committee

The current members of the Compensation and Governance Committee as appointed by the Board are Thomas Fischer, Chairman, Gary Cannon, and Steven Puente. Mr. Puente is an outside expert consultant serving on the Compensation and Governance Committee.

Nominating Procedures and Criteria

The Company does not have a nominating committee. The function of the nominating committee is handled by the Company’s Compensation and Governance Committee.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an officer or employee of the Company.

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

Based solely upon a review of the copies of such forms furnished to the Company, we believe that during the year ended March 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Principal Executive Officers and Senior Financial Officers.

The Board of Directors has adopted a Code of Ethics applicable to the Chief Executive Officer, the Vice President of Finance, as well as all of the senior financial officers. The Code of Ethics of the Company is available, free of charge, on request by writing to the Secretary of the Company.

ITEM 10.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Compensation and Governance Committee, consisting of two members of the Board of Directors and one expert consultant, administers the executive compensation program. The role of the Compensation and Governance Committee is to oversee the Company’s compensation and benefit plans and policies, administer stock and option plans and review and approve annually all compensation decisions relating to the executive officers of the Company.

The compensation programs are designed to remunerate the Company’s executives and are intended to provide incentive to the senior executives and other employees to maximize shareholder value, which in turn affects the overall compensation earned by the Company’s management. The Company has adopted compensation programs designed to achieve the following:

•	Attract, motivate and retain superior talent;

•	Encourage high performance and promote accountability;

•	Ensure that compensation is commensurate with the company’s annual performance; and

•	Provide performance awards for the achievement of financial and operational targets and strategic objectives, essential to the Company’s long-term growth.

The Compensation and Governance Committee evaluates the compensation plans for executive officers taking into account strategic goals and performance metrics. In addition, the Compensation Committee performs reviews of all Company compensation policies, including policies and strategy relating to executive compensation, as well as the appropriate mix of base salary and incentive compensation.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary. Base salaries for the Company’s executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the median salaries of individuals in comparable positions at similarly situated companies. Base salaries are reviewed by the Compensation and Governance Committee and may be adjusted from time to time at the Compensation and Governance Committee’s discretion.

Incentive Warrants and Stock Options. From time to time the Company grants incentive warrants or stock options to employees based upon review and recommendation by the Compensation and Governance Committee and approval of grants by the Board of Directors. All warrants and stock options are granted at the closing market price of the Company’s stock on the date of grant.

On October 1, 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). Under the 2002 Plan, incentive stock options and nonqualified options may be granted to officers, employees and consultants of the Company for the purchase of the Company’s common stock. The 2002 Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the 2002 Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. As of March 31, 2007, 2,488,613 options to purchase shares of the Company’s Common Stock were outstanding under the 2002 Plan, of which 2,484,613 options to purchase shares had vested, and 2,511,387 shares were available for future awards under the 2002 Plan.

The 2002 Plan is administered by the Compensation and Governance Committee which consists of two members of the Board of Directors and one expert consultant. The committee’s recommendations are then presented to the full Board of Directors for approval. The administrator has the power to construe and interpret the 2002 Plan and, subject to provisions of the 2002 Plan, to determine the persons to whom and the dates on which awards will be granted, the number of shares to be subject to each award, the times during the term of each award within which all or a portion of the award may be exercised, the exercise price, the type of consideration and other terms and conditions of the award. The exercise price of stock options under the 2002 Plan may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant. The maximum term of the 2002 Plan is ten years, except that the Board may terminate the 2002 Plan earlier. The term of each individual award will depend upon the written agreement between the Company and the grantee setting forth the terms of the awards.

General Benefits. The Company’s executive employees are eligible to participate in all employee benefit plans, such as medical insurance. The Company currently does not offer pension benefits 401K benefits to any employees.

2006 Executive Base Salary and Incentive Compensation Determination

Peter Berry

Mr. Berry has served as the Company’s President and Chief Executive Officer since April, 2003. Mr. Berry has an annual base salary of $96,000. Mr. Berry has an employment agreement with the Company which originally expired November 1, 2005. Based on the recommendation of the Compensation Committee, in December 2005 and again in December 2006, the Board has approved the extension of Mr. Berry’s employment contract for additional one-year terms with the same base salary as that provided for in the last year of the original employment agreement. Under the extended terms of his employment agreement, Mr. Berry is eligible for an annual cash bonus as recommended by the Compensation Committee and approved by the full Board of Directors. During the fiscal year 2007 the Board approved a $30,000 cash bonus for Mr. Berry of which $15,000 has been paid and the remaining $15,000 is included in Accrued Salaries as of March 31, 2007. Mr. Berry also receives compensation in the form of health care benefits from the Company. During the year ended March 31, 2007, Mr. Berry elected to defer $79,000 of salary and $15,000 of bonuses earned.

Dee S. Kelly

Ms. Kelly has served as the Company’s Vice President, Finance since August 2003. Ms. Kelly, a California licensed Certified Public Accountant, works part-time for the Company as a consultant on a monthly retainer basis of $8,000 per month. Based on the recommendation of the Compensation Committee and approval by the Board, Ms. Kelly was granted incentive awards of 158,500 warrants exercisable at $1.00 per share on August 3, 2006 and 61,000 warrants exercisable at $0.28 per share on January 3, 2007. The exercise prices of the warrants are equal to the fair value of the Company stock as of the grants dates. Ms. Kelly does not have an employment contract with the Company. During the year ended March 31, 2007, Ms. Kelly deferred $42,000 of her earnings which is included in accounts payable at March 31, 2007.

Kenneth G. Carlson

Mr. Carlson has served as the Company’s Vice President of Sales and Marketing since August 2005. Mr. Carlson currently receives an annual salary of $96,000 per year and has no employment contract. Based on the recommendation of the Compensation Committee and approval by the Board Mr. Carlson was granted incentive awards of 157,000 warrants exercisable at $1.00 per share on August 3, 2006 and 65,000 warrants exercisable at $0.28 per share on January 3, 2007. Mr. Carlson also receives compensation in the form of health care benefits from the Company.

2007 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, and two other most highly compensated executive officers for the year ended March 31, 2007.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $(3)	Option and Warrant Awards $ (3)	Non-Equity Incentive Plan Compen-sation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compen-sation $	Total $
Peter Berry, Chief Executive Officer and Director (1)	2007	$96,000	$30,000	$58,283	$—	$—	$—	$3,300	$129,300

Dee S. Kelly, Vice President, Finance (2)	2007	$89,000	$—	$5,867	$174,246	$—	$—	$—	$265,246

Kenneth Carlson, Vice President, Sales and Marketing (3)	2007	$72,846	$—	$—	$173,877	$—	$—	$4,020	$241,424

(1)	Mr. Berry deferred $94,562 of salaries and bonus earned during fiscal year 2007.

(2)	Ms. Kelly bills the Company for her earnings as a part-time contract employee and deferred approximately $37,000 of her billings during fiscal year 2007.

(3)
Reflects the dollar amount recognized for financial reporting purposes for the year ended March 31, 2007, in accordance with SFAS 123(R) of warrant and stock option awards pursuant to the 2002 Stock Option Plan, and thus includes amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in Note 10, Stock Options and Warrants. All stock warrants were granted at the closing market price of the Company’s stock on the date of grant. See Note 10 - Stock Options and Warrants

The All Other Compensation column in the 2007 Summary Compensation Table consists of the following:

Name and Principal Position	Fiscal Year	Perquisites and Other Personal Benefits $	Tax Reimburse-ments $	Insurance Premiums $	Company Contri-butions to 401(k) plan $ (1)	Severence Payments / Accruals $	Change in Control Payments / Accruals $	Total $
Peter Berry, Chief Executive Officer and Director	2007	$0	$0	$3,300	$0	$0	$0	$3,300

Dee S. Kelly, Vice President, Finance	2007	$0	$0	$0	$0	$0	$0	$0

Kenneth G. Carlson, Vice President, Sales and Marketing	2007	$0	$0	$4,020	$0	$0	$0	$4,020

(1)	The Company does not currently offer a 401(k) plan due to the low number of eligible employees.

Outstanding Equity Awards at Fiscal Year-End:

The following table provides information on the holdings of equity awards by the named executive officers as of March 31, 2007.

	Warrant and Option Awards						Stock Awards
	Option	Number of Securities Underlying Unexercised Options and Warrants (#)	Number of Securities Underlying Unexercised Options and Warrants (#)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options and	Option Exercise	Option Expir-	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Grant Date	Exercisable	Unexercisable	Warrants (#)	Price ($)	ation Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

Peter Berry	11/1/02	500,000	-	-	$0.50	11/1/12	-	-	-	-
	4/1/03	250,000	-	-	$0.50	4/1/13	-	-	-	-
	11/1/03	250,000	-	-	$0.60	11/1/13	-	-	-	-
	8/1/04	367,970	-	-	$0.04	8/1/14	-	-	-	-

Dee S. Kelly	10/1/03	75,000	-	-	$0.60	10/1/13	-	-	-	-
	8/1/04	36,752	-	-	$0.04	8/1/14	-	-	-	-
	8/3/06	158,500	-	-	$1.00	8/3/16	-	-	-	-
	1/3/07	61,000	-	-	$0.28	1/3/17	-	-	-	-

Kenneth G. Carlson	8/3/06	157,000	-	-	$1.00	8/3/16	-	-	-	-
	1/3/07	65,000	-	-	$0.28	1/3/17	-	-	-	-

Aggregated Warrant and Option Exercises in last Fiscal Year and Fiscal Year-End Warrant and Option Values:

	Shares Acquired	Value	Number of Shares Underlying Unexercised Warrants and Options at March 31, 2007		Value of Unexercised In-the-Money Warrants and Options at March 31, 2007 (1)
Name	on Exerc	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Berry	0	0	1,367,970	-	$1,532,126	-
Dee S. Kelly	0	0	331,252	-	$371,002	-
Kenneth G. Carlson	0	0	222,000	-	$248,640	-

(1) The values of the unexercised in-the-money warrants and options have been calculated on the basis of the estimated fair market value at March 31, 2007 of $1.12 based on average selling price of recent unregistered common stock sales, less the applicable exercise price, multiplied by the number of shares acquired on exercise.

Pension Benefits

None of the Company’s named executive officers are covered by a defined pension plan, defined contribution plan, or other similar benefit plan that provides for payments or other benefits.

Nonqualified Defined Contribution And Other Nonqualified Deferred Compensation Plans

The Company does not maintain any nonqualified compensation plans.

Director Compensation

Compensation for the Board of Directors is governed by the Company’s Compensation and Governance Committee. Historically there have been no cash payments made to the directors for their board services. From time to time the Company grants stock warrants to the directors with exercise prices equal to the fair value as of grant date based on external expert reports and guidance through the Compensation and Governance Committee recommendations.

Director Compensation Table

Director Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Warrant and Option Awards ($) (1)	Total ($)
Peter Berry	—	$58,283	-	-
Gary C. Cannon	—	—	116,917	116,917
Adam M. Michelin	—	—	89,980	89,980
Thomas Fischer	—	—	78,537	78,537
Stephen L. Scott	—	—	77,586	77,586

(1)
Reflects the dollar amount recognized for financial reporting purposes for the year ended March 31, 2007, in accordance with SFAS 123(R) of warrant and stock option awards pursuant to the 2002 Stock Option Plan, and thus includes amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in Note 10, Stock Options and Warrants. All stock warrants were granted at the closing market price of the Company’s stock on the

Employment Contracts:

Peter Berry is subject to an employment agreement with the Company dated November 1, 2002, as amended March 17, 2003, pursuant to which he has been employed as the Company’s President and Chief Operating Officer. The Agreement provides for an initial annual base salary of $84,000, which increased to $88,000 and $93,000 in years two and three, respectively. Pursuant to the terms of the Agreement the Company extended Mr. Berry’s employment agreement for a period of one year through November 1, 2007, at a base salary of $96,000. On November 1, 2002, pursuant to the Agreement, the Company granted Mr. Berry a stock option to purchase up to 500,000 shares of common stock at an exercise price of $.50 per share, which option vested as to 125,000 shares on the first anniversary of the date of grant, and thereafter vests in 36 equal monthly installments through November 11, 2006. In the event that the Company terminates Mr. Berry’s employment without “cause”, as defined in the Agreement, or fails to renew the Agreement except for “cause”, then upon such termination, the Company is obligated to pay to Mr. Berry as severance an amount equal to his then current base salary, plus any earned incentive bonus. In March 2003, the Agreement was amended to reflect Mr. Berry’s agreement to a reduced base salary during the first year of $60,000, and agreement to forego eligibility for an incentive bonus for such year. In exchange for the foregoing, the Company granted Mr. Berry an additional stock option to purchase an additional 250,000 shares of its common stock at a price of $.50 per share. The option was vested as to 125,000 shares on the date of grant, and 62,500 shares on each of September 30, 2003 and March 31, 2004. All other terms of the Agreement remained unchanged. The agreement was further amended by board consent, due to the financial condition of the company in 2004 at Mr. Berry’s request, to eliminate the 100% bonus provision per the contract in year two and defer this bonus into the third year of the employment contract. This entitled Mr. Berry to earn up to 200% of his then salary in the third contract year. Mr. Berry’s bonus earned for the third year of the Agreement was approved for a total of $100,000 which was included in Mr. Berry’s accrued salaries as of March 31, 2006 an converted into a note payable during fiscal 2007. Mr. Berry’s bonus earned for the fourth year of the agreement was approved for $30,000 and was included in accrued salaries as of March 31, 2007.

The Company has no other employment agreements.

Potential Payments On Termination Or Change In Control:

Pursuant to the terms of Mr. Berry’s employment agreement, in the event that the Company terminates Mr. Berry’s employment without “cause”, as defined in the Agreement, or fails to renew the Agreement except for “cause”, then upon such termination, the Company is obligated to pay to Mr. Berry as severance an amount equal to his current base salary, plus any earned incentive bonus. Aside from Mr. Berry’s employment contract and one provision in the Company’s 2002 Stock Option Plan discussed in the next paragraph, the Company does not provide any additional payments to named executive officers upon their resignation, termination, retirement, or upon a change of control.

The 2002 Stock Option Plan provides that in the event of a “change of control,” all options shares will become fully vested and may be immediately exercised by the person who holds the option.

Change in Control Agreements:

There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of CryoPort, Inc. or any subsidiary.

Equity Compensation Plan Information:

The Company currently maintains one equity compensation plan, referred to as the 2002 Stock Incentive Plan (the “2002 Plan”). The Company’s Compensation and Governance Committee is responsible for making reviewing and recommending grants of options under this plan which are approved by the Board of Directors. The 2002 Plan, which was approved by its shareholders in October 2002, allows for the grant of options to purchase up to 5,000,000 shares of its common stock. The 2002 Plan provides for the granting of options to purchase shares of the Company’s common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant. The stock options are subject to vesting requirements, generally 3 or 4 years. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. No restricted shares have been granted pursuant to the 2002 Plan as of June 29, 2007.

The following table sets forth certain information as of March 31, 2007 concerning the Company’s common stock that may be issued upon the exercise of options or pursuant to purchases of stock under its 2002 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	2,488,613	$0.45	2,511,387
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
	2,488,613	$0.45	2,511,387

REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE

The Compensation and Governance Committee was established in fiscal 2006. The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included into CryoPort’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

THE COMPENSATION AND GOVERNANCE COMMITTEE

Thomas Fischer, Chairman

Gary C. Cannon

Steven Puente

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners:

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of June 29, 2007, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and named executive officers as a group. As of June 29, 2007, there were 39,386,980 shares of common stock outstanding. Unless otherwise indicated, the address of each beneficial owner listed below is c/o CryoPort, Inc., 451 Atlas Street, Brea, California 92821.

The following table gives effect to the shares of common stock issuable within 60 days of March 31, 2007, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned:

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Executive Officers and Directors:

Peter Berry	1,367,970	(1)	3.5%
Dee S. Kelly	331,252	(1)	0.8%
Kenneth G. Carlson	222,000	(1)	0.6%
Gary C. Cannon	154,800	(1)	0.4%
Adam M. Michelin	115,000	(1)	0.3%
Thomas S. Fischer, PhD	102,600	(1)	0.3%
Stephen L. Scott	99,200	(1)	0.3%

All directors and named executive officers as a group (6 persons)	2,392,822		6.1%

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Other 5% Stockholders:
Patrick Mullens, M.D.	2,592,153		6.6%
Raymond Takahashi, M.D.	2,518,012	(1)	6.4%
David Petreccia, M.D.	1,998,418		5.1%
Dante Panella	1,950,000		5.0%

(1)
Includes shares which individuals shown above have the right to acquire as of March 31, 2007, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows: Mr. Berry - 1,367,970 shares; Dr. Takahashi - 583,333 shares; Ms. Kelly -101,752 shares; Mr. Carlson - 222,000 shares; Mr. Cannon - 154,800 shares; Mr. Michelin - 115,000 shares; Mr. Fischer - 102,600 shares; and Mr. Scott - 99,200 shares.

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

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long term note payable. Under the terms of this note, monthly payments of $3,000 will be made to Mr. Berry beginning in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. During the year ended March 31, 2007, note payments totaling $9,000 had been made to Mr. Berry pursuant to this note. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. As of March 31, 2007, the total amount of deferred salaries under this arrangement was $242,950 and is recorded as a note payable in the accompanying consolidated balance sheet (see Note 8).

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the years ended March 31, 2007 and 2006 were $78,500 and $64,624, respectively. In August 2006, Mr. Cannon was granted 103,400 warrants with an exercise price of $1.00 per share which equaled the fair value of the Company’s shares on the grant date. In January 2007, Mr. Cannon was granted 51,400 warrants with an exercise price of $0.28 per share which equaled the fair value of Company’s shares as of the grant date.

On October 13, 2006, various shareholders advanced the Company short term, zero interest loans ranging from $2,700 to $5,000 each, totaling $12,700. In December 2006 and January 2007, these loans were paid in full and have no outstanding balances as of March 31, 2007.

As of March 31, 2007 the Company had aggregate principal balances of $1,339,500 in outstanding unsecured indebtedness owed to five related parties including four former board of directors representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for total monthly principal payments beginning April 1, 2006 of $2,500, which increase by $2,500 every six months to a maximum of $10,000. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015. Related party interest expense under these notes was $85,595 and $79,179 for the years ended March 31, 2007 and 2006, respectively. Accrued interest, which is included in notes payable in the accompanying balance sheet, related to these notes amounted to $404,341 and $318,746 as of March 31, 2007 and 2006, respectively. Subsequent to year end the Company failed to make the required payments under the notes. However, pursuant to the note agreements, the Company has a 120 grace period to pay missed payments before the notes enter default. Management expects to pay all payments due prior to the expiration of the 120 day grace period. No new borrowings have been made by the Company from these related parties as of June 29, 2007.

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

3.7	By-Laws of CryoPort Systems, Inc. adopted by the Board of Directors on December 11, 2000.

3.8	CryoPort Systems, Inc. Stock Certificate Specimen.

3.9	Code of Conduct for CryoPort, Inc. pending adoption by Board of Directors.

3.10	Code of Ethics for Senior Officers of CryoPort, Inc. and subsidiaries pending adoption by Board of Directors.

3.11	Statement of Policy on Insider Trading pending adoption by Board of Directors.

3.12.	CryoPort, Inc. Audit Committee Charter, under which the Audit Committee will operate, adopted by the Board of Directors on August 19, 2005.

3.13	CryoPort Systems, Inc. 2002 Stock incentive Plan adopted by the Board of Directors on October 1, 2002.

3.14	Stock Option Agreement ISO - Specimen adopted by the Board of Directors on October 1, 2002.

3.15	Stock Option Agreement NSO - Specimen adopted by Board of Directors on October 1, 2002.

3.16	Warrant Agreement - Specimen adopted by the Board of Directors on October 1, 2002.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8 information sheet and Assignment to CryoPort Systems, Inc. document.

10.1	Contracts

10.1.1	Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. signed on March 15, 2005.

10.1.2	Commercial Promissory Note between CryoPort, Inc. and D. Petreccia executed on August 26, 2005.

10.1.3	Commercial Promissory Note between CryoPort, Inc. and J. Dell executed on September 1, 2005.

10.1.4	Commercial Promissory Note between CryoPort, Inc. and M. Grossman executed on August 25, 2005.

10.1.5	Commercial Promissory Note between CryoPort, Inc. and P. Mullens executed on September 2, 2005.

10.1.6	Commercial Promissory Note between CryoPort, Inc. and R. Takahashi executed on August 25, 2005.

10.1.7	Lease Agreement between CryoPort Systems, Inc. and Brea Hospital Properties, LLC, executed on March 11, 2005.

10.1.8	Exclusive and Representation Agreement between Cryoport Systems, Inc. and CryoPort Systems, Ltda. executed on August 9, 2001.

10.1.9	Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006

10.2	Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group

10.2.1	Corrected Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group

10.3	Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC

10.3.1	Corrected Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer

* filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee which is composed of three independent directors and the Company’s Vice President of Finance, has selected KMJ Corbin & Company LLP as independent accountants to audit the Company’s books, records, accounts and financial statements for the fiscal year ended March 31, 2007. KMJ Corbin & Company LLP previously audited the Company’s financial statements during the fiscal year ended March 31, 2006.

Audit and Non-Audit Fees:

Aggregate fees for professional services rendered to the Company by KMJ Corbin & Company LLP for the years ended March 31, 2007 and 2006 were as follows:

Services Provided	2007	2006
Audit Fees	$88,429	$60,180
Audit Related Fees	-	-
Tax Fees	6,725	7,240
All Other Fees	-	11,025
Total	$95,154	$78,445

Audit Fees. The aggregate fees billed for the years ended March 31, 2007 and 2006 were for the audits of the Company’s financial statements and reviews of the interim financial statements included in the annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended March 31, 2007 and 2006 for the audit or review of the Company’s financial statements that are not reported under Audit Fees.

Tax Fees. The aggregate fees billed for the years ended March 31, 2007 and 2006 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. The aggregate other fees billed for the year ended March 31, 2006 were for services related to the Company’s Registration Form 10-SB and other filings. There were no other fees billed for the year ended March 31, 2007 other than the services described above.

Audit Committee Pre-Approval Policies and Procedures:

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by KMJ Corbin & Company, LLP and the estimated fees related to these services.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CryoPort, Inc.

Dated: July 9, 2007	By:	/s/ Peter Berry
Peter Berry
President and Chief Executive Officer

Dated: July 9, 2007	By:	/s/ Dee S. Kelly
Dee S. Kelly
Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signatures	Title	Date

/s/ Peter Berry	President, Chief Executive	July 9, 2007
Peter Berry	Officer and Director

/s/ Thomas Fischer	Vice Chairman of the Board	July 9, 2007
Thomas Fischer, PhD	of Directors

/s/ Gary C. Cannon	Secretary and Director	July 9, 2007
Gary C. Cannon

/s/ Adam M. Michelin	Director	July 9, 2007
Adam M. Michelin

/s/ Stephen L. Scott	Director	July 9, 2007
Stephen L. Scott

EXHIBIT INDEX

Exhibit No.	Description

3.1	State of Nevada Corporate Charter for G.T. 5- Limited, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.2	Articles of Incorporation Of G.T 5-Limited, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.3	Amendment to Articles of Incorporation of G T. 5-Limited issue 100M sharesIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4	Amendment of Articles of Incorporationof G.T.5-Limited name change to CryoPort, Inc, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.5	Amended and Restated By-Laws Of CryoPort, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.6	Articles of Incorporation CryoPort Systems, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.7	By-Laws of CryoPort Systems, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.8	CryoPort, Inc. Stock Certificate SpecimenIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.9	Code of Conduct for CryoPort, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.10	Code of Ethics for Senior OfficersIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.11	Statement of Policy on Insider TradingIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.12	CryoPort, Inc. Audit Committee CharterIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.13	CryoPort Systems, Inc. 2002 Stock Incentive Plan Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.14	Stock Option Agreement ISO - SpecimenIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.15	Stock Option Agreement NSO -SpecimenIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.16	Warrant Agreement - SpecimenIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642On File with Company

3.17.2	CryoPort Systems, Inc. Patent #6,119,465On File with Company

3.17.3	CryoPort Systems, Inc. Patent #6,539,726On File with Company

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7On File with Company

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8On File with Company

10.1	Contracts

10.1.1
Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. dated 03/05/01. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.2	Commercial Promissory Notes between CryoPort, Inc. and D. PetrecciaIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Notes between CryoPort, Inc. and J. DellIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Notes between CryoPort, Inc. and M. GrossmanIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.5	Commercial Promissory Notes between CryoPort, Inc. and P. Mullens Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.6	Commercial Promissory Notes between CryoPort, Inc. and R. TakahashiIncorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.7	Lease Agreement between CryoPort Systems, Inc. and Brea Hospital Properties, LLC. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.8
Exclusive and Representation Agreement Between CryoPort Systems, Inc. and CryoPort Systems Ltda. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.9
Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.2	Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2007.

10.2.1	Corrected Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group Incorporated by reference to the Company’s Current Report on Form 8-K/A dated May 2, 2007.

10.3	Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLCIncorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2007.

10.3.1
Corrected Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC  Incorporated by reference to the Company’s Current Report on Form 8-K/A dated May 2, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief/Financial Officer Filed Herewith

32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer Filed Herewith

32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer Filed Herewith