Form 10QSB
period 2007-06-30
Cryoport, Inc.
filed 2007-08-14
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to____

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

Yes ☑ No ☐
As of August 10, 2007 the Company had 39,785,061 shares of its $.001 par value common stock issued and outstanding.

PART

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CRYOPORT, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2007
(Unaudited)
ASSETS
Current assets:
Cash	$578,549
Accounts receivable, net	2,336
Inventories	147,398
Prepaid expenses and other current assets	15,320
Total current assets	743,603

Fixed assets, net	35,449
Intangible assets, net	3,529

$782,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$292,988
Accrued expenses	104,130
Accrued warranty costs	55,782
Accrued salaries and related	155,387
Convertible notes payable and accrued interest	23,063
Current portion of related party notes payable	135,000
Current portion of note payable to officer	54,000
Current portion of note payable	24,000
Total current liabilities	844,350

Related party notes payable and accrued interest payable,
net of current portion	1,613,860
Note payable to officer, net of current portion	179,950
Note payable, net of current portion	35,440

Total liabilities	2,673,600

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,436,980 shares issued and outstanding	39,387
Additional paid-in capital	8,180,251
Accumulated deficit	(10,110,658)
Total stockholders’ deficit	(1,891,020)

$782,580

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Net sales	$5,541	$18,462

Cost of sales	68,307	39,340

Gross loss	(62,766)	(20,878)

Operating expenses:
Selling, general and administrative expenses	594,555	203,307
Research and development expenses	28,587	19,109

Total operating expenses	623,142	222,417

Loss from operations	(685,908)	(243,295)

Interest expense	(58,000)	(26,276)

Loss before income taxes	(743,908)	(269,571)

Income taxes	1,600	-

Net loss	$(745,508)	$(269,571)

Net loss available to common stockholders per common share:
Basic and diluted loss per common share	$(0.02)	$(0.01)
Basic and diluted weighted average common
shares outstanding	37,890,100	30,090,329

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

	For The Three Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(745,508)	$(269,571)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,923	10,262
Amortization of deferred financing costs	4,699	-
Amortization of debt discount	29,638	-
Stock issued to consultants	382,500	-
Estimated fair value of stock options issued to
consultants, employees and directors	-	35,288
Changes in operating assets and liabilities:
Accounts receivable	7,838	13,500
Inventories	(1,390)	11,878
Prepaid expenses and other current assets	-	(4,499)
Accounts payable	(13,694)	52,802
Accrued expenses	6,903	(6,779)
Accrued warranty costs	375	(1,357)
Accrued salaries and related	(14,150)	33,475
Accrued interest	22,688	26,276

Net cash used in operating activities	(313,178)	(98,725)

Cash flows used in investing activities:
Purchases of fixed assets	(2,805)	-

Cash flows from financing activities:
Proceeds from borrowings under notes payable	-	80,000
Repayment of notes payable	(15,000)	-
Repayment of note payable to officer	(9,000)	-
Proceeds from issuance of common stock, net	554,140	24,685
Proceeds from exercise of warrants	100,000	-

Net cash provided by financing activities	630,140	104,685

Net change in cash	314,157	5,960

Cash, beginning of period	264,392	4,723

Cash, end of period	$578,549	$10,683

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,600	$-

Supplemental disclosure of non-cash activities:
Conversion of debt and accrued interest to
common stock	$105,679	$-

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

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

Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cryoport, Inc. (the “Company”) was originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990 as a Nevada Corporation. The Company was engaged in the business of designing and building exotic body styles for automobiles compatible with the vehicle’s existing chassis.

On March 15, 2005, the Company entered into a Share Exchange Agreement (the “Agreement”) with Cryoport Systems, Inc. (“Cryoport Systems”), a California corporation, and its stockholders whereby the Company acquired all of the issued and outstanding shares of Cryoport Systems in exchange for 24,108,105 shares of its common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems was originally formed in 1999 as a California limited liability company and was reorganized into a California corporation on December 11, 2000. Cryoport Systems was founded to capitalize on servicing the transportation needs of the growing global “biotechnology revolution.” Effective March 16, 2005, the Company changed its name to Cryoport, Inc. The transaction was recorded as a reverse merger.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The principal focus of the Company is to market its newly developed Cryoport Express® One-Way Shipper System, a line of rent-and-return dry cryogenic shippers, for the transport of biological materials. These materials include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, reproductive tissues, infectious substances and other items that require continuous exposure to cryogenic temperature (less than -150°C). The Company currently manufactures a line of reusable cryogenic dry shippers. These primarily have served as vehicles for the development of the cryogenic technology, supporting the product development of the Cryoport Express® One-Way Shipper System, but also are essential components of the infrastructure that supports testing and research activities of the pharmaceutical and biotechnology industries. The Company’s mission is to provide cost effective packaging systems for biological materials requiring, or benefiting from, a cryogenic temperature environment over an extended period of time.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $745,508 during the three month period ended June 30, 2007 and had a cash balance of $578,549 at June 30, 2007. In addition, at June 30, 2007, the Company’s stockholders’ deficit was $1,891,020 and the Company had negative working capital of $100,747. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity funding sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate an extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has raised funds during the three month period ended June 30, 2007 in the amount of $554,140, net of issuance costs of $67,860.

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
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

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

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2007 the Company had $505,999 of cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $4,900 as of June 30, 2007, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe, Latin America, Asia and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During the three month periods ended June 30, 2007 and 2006, the Company had foreign sales of approximately $1,431 and $9,650, respectively, which constituted approximately 26% and 52%, respectively, of net sales.

The majority of the Company’s customers are in the bio-tech, bio-pharmaceutical and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related party notes payable, payables, accrued expenses, convertible notes payable and a note payable to a third party. The carrying value for all such instruments, except the related party notes payable, approximates fair value at June 30, 2007. The difference between the fair value and recorded values of the related party notes payable is not significant.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Work in process and finished goods include material, labor and applied overhead. Inventories at June 30, 2007 consist of the following:

Raw materials	$63,607
Work in process	47,561
Finished goods	36,230

$147,398

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accrued Warranty Costs

Estimated costs of the standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the extended warranty plan are expensed as incurred.

The following represents the activity in the warranty accrual account during the three month periods ended June 30:

	2007	2006
Beginning warranty accrual	$55,407	$59,532
Increase in accrual (charged to cost of sales)	375	1,268
Charges to accrual (product replacements)	-	(2,625)
Ending warranty accrual	$55,782	$58,175

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

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the three month periods ended June 30, 2007 and 2006, the Company expensed approximately $1,584 and $250, respectively, in advertising costs.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Expenses

The company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

Stock-Based Compensation

Adoption of SFAS 123(R)

The Company accounts for equity issuances to employees and directors in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

As stock-based compensation expense recognized in the consolidated statements of operations for the three month periods ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three month periods ended June 30, 2007 and 2006 were zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future. There were no warrants or stock options granted to employees and directors during the three month periods ended June 30, 2007 and 2006.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of June 30, 2007, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

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

	June 30,	June 30,
	2007	2006
Stock options and warrants:
Expected term	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividends	N/A	N/A

A summary of employee and director options and warrant activity for the three month period ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	3,747,563	$0.59	7.46
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-

Outstanding and exercisable at June 30, 2007	3,747,563	$0.59	7.21	$4,260,947

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were no warrants or stock options granted to employees and directors during the three months ended June 30, 2007 and 2006. There were no vesting of prior warrants or stock options issued during the three months ended June 30, 2007. During the three months ended June 30, 2006, in connection with the vesting of prior options issued, the Company recorded total charges of $35,288 in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses in the accompanying consolidated statement of operations. No employee or director warrants or stock options expired during the three months ended June 30, 2007 and 2006. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of March 31, 2007 all previously issued stock options and warrants were fully vested. Therefore, as of June 30, 2007 there were no unvested stock options or warrants and no unrecognized compensation cost related to employee and director stock option compensation arrangements. The total fair value of shares vested during the three months ended June 30, 2007 and 2006 were $0 and $35,288, respectively.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued. In certain instances, the Company has discounted the values assigned to the issued shares for illiquidity and/or restrictions on resale.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 6).

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in an increase of 3,868,953 and 692,957 shares for the periods ended June 30, 2007 and 2006, respectively.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio (“EITF 98-05”), and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 4).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued FASB Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

The FASB has issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 is effective on April 1, 2007. The adoption of FIN 48 has not had a material impact on the Company’s consolidated results of operations and financial condition.

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
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 4 - NOTES PAYABLE

As of June 30, 2007, the Company had aggregate principal balances of $1,324,500 in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increase by an aggregate of $2,500 every six months to a maximum of $10,000 per month. As of June 30, 2007, the aggregate principal payments totaled $5,000 and are scheduled to increase to an aggregate of $7,500 per month beginning July 2007. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related - party interest expense under these notes was $20,019 and $24,366 for the three months ended June 30, 2007 and 2006, respectively. Accrued interest, which is included in notes payable in the accompanying consolidated balance sheet, related to these notes amounted to $424,360 as of June 30, 2007. As of June 30, 2007, the Company had not made the required payments under the related-party notes which were due on April 1, May 1, and June 1, 2007. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On July 31, 2007, the Company paid the April 1 note payments due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Related to the issuance of the convertible debentures, the Company paid commissions to the broker totaling $15,600, which were capitalized as deferred financing costs. During the three months ended June 30, 2007, the Company amortized the remaining $4,699 of deferred financing costs to interest expense.

Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes have and will be used in the ongoing operations of the Company. During the three months ended June 30, 2007 the Company converted $98,500 of principal balances and $7,179 of accrued interest relating to these convertible debentures into 705,366 shares of common stock at a conversion price of $0.15 per share. As of June 30, 2007, the remaining balance of the convertible debenture notes and accrued interest was $23,063. During the three months ended June 30, 2007, the Company recorded interest expense of $2,669 related to these notes. See Note 8, Subsequent Events, for conversion of remaining convertible debentures.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 4 - NOTES PAYABLE, continued

In connection with the issuance of the convertible debt, the Company recorded a debt discount totaling $106,167 related to the beneficial conversion feature of the notes. The Company amortized the debt discount using the effective interest method through the maturity dates of the notes. During the three months ended June 30, 2007, the Company recorded additional interest expense of $29,638 related to the final amortization of the debt discounts.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, monthly payments of $3,000 will be made to Mr. Berry beginning in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue on January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. As of June 30, 2007, the total amount of deferred salaries under this arrangement was $233,950, of which $179,950 is recorded as a long-term liability in the accompanying consolidated balance sheet.

The Company has a non-interest bearing note payable to a third party for $77,304, which was due in April 2003. The Company is currently required to make monthly payments of $2,000 as agreed upon with the third party. As of June 30, 2007, the remaining unpaid balance was $59,440.

NOTE 5 - EQUITY

During the three months ended June 30, 2007, 131,250 warrants were exercised at an average price of $0.76 per share for cumulative proceeds of $100,000.

In January 2007, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the three months ended June 30, 2007, in connection with this agreement, 3,443,333 shares of the Company’s common stock were sold to investors at an average price of $0.18 per share for proceeds of $554,140 to the Company, net of issuance costs of $67,860.

During the three months ended June 30, 2007 the Company converted $98,500 of principal balances and $7,179 of accrued interest relating to these convertible debentures into 705,366 common stock shares at a conversion price of $0.15 per share (see Note 4).

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 5 - EQUITY, continued

In April 2007, the Company issued 375,000 shares of restricted common stock in lieu of fees paid to a consultant. These shares were issued at a value of $1.02 per share (based on the underlying stock price on the agreement date after a fifteen percent deduction as the shares are restricted) for a total cost of $382,500 which has been included in selling, general and administrative expenses for the three months ended June 30, 2007.

In June 2007, the Company issued a total of 6,052,000 warrants to purchase shares of the Company’s common stock at an average price of $0.35 per share to 68 individual investors in connection with funds raised in private placement offerings. The warrants have exercise periods of 18 months originating from the related investment date. The expiration dates range from December 2007 to October 2008.

During the three months ended June 30, 2007 and 2006, compensation expense from the vesting of options issued to employees and non-employees totaled $0 and $35,288, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 2).

NOTE 6 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three month periods ended June 30:

	2007	2006
Numerator for basic and diluted earnings per share:
Net loss available to common stockholders	$(711,758)	$(269,571)

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	37,890,100	30,090,329

Net loss per common share available to common stockholders	$(0.02)	$(0.01)

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 7 - RELATED PARTY TRANSACTIONS

See Note 4, Notes Payable, for related party debt transactions.

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the three months ended June 30, 2007 and 2006 was $19,500 and $19,500, respectively.

NOTE 8 - SUBSEQUENT EVENTS

In July 2007, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. As of August 10, 2007, in connection with this agreement, 168,750 shares of the Company’s common stock were sold to investors at an average price of $0.80 per share for proceeds of $117,450 to the Company, net of issuance costs of $17,550.

In July 2007, the Company issued 154,331 shares of common stock pursuant to the terms of convertible debenture agreements. The Company converted $23,178 of convertible notes with aggregate principal balances of $21,500 and accrued interest of $1,678. The interest on the convertible notes was accrued at 15% per annum through the conversion dates. The notes were converted into common stock at a ratio of 6.67 shares for every dollar of debt converted, representing approximately $0.15 per share.

In July 2007, the Company issued warrants to purchase a total of 699,438 shares of the Company’s common stock at an average exercise price of $0.29 per share to a broker in connection with funds raised in private placement offerings.

In August 2007, the Company issued 25,000 shares pursuant to the exercise of warrants at an exercise price of $0.30 per share for proceeds of $7,500 to the Company.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three Months Ended June 30, 2007 and 2006

NOTE 8 - SUBSEQUENT EVENTS, continued

On July 2, 2007, the Company entered into a lease agreement with Viking Investors - Barents Sea, LLC for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one year periods, beginning September 1, 2007. The lease requires initial monthly lease payments of $1.00 per square foot or $11,881 plus $0.23 per square foot or $2,733 per month for triple-net overhead building costs equaling a total monthly payment of $14,614 during the first year of occupancy. During the second year of occupancy, monthly per square foot lease payments increase to $1.04 or $12,356. In connection with the lease agreement the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years. The Company expects to move all operations to the Lake Forest facility by September 15, 2007.

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

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of June 30, 2007 and the related consolidated statements of operations and cash flows for each of the three months ended June 30, 2007 and 2006, and the related notes thereto (see Item 1 Financial Statements) as well as the audited financial statements of the Company as of March 31, 2007 and 2006 and for the years then ended included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

The Company cautions readers that important facts and factors described in this Management’s Discussion and Analysis or Plan of Operation and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2008 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $745,508 and $269,571 for the three month periods ended June 30, 2007 and 2006. In addition, at June 30, 2007 the Company’s total stockholders’ deficit was $1,891,020 and the Company had negative working capital of $100,747. The Company has raised funds during the three month period ended June 30, 2007 in the amount of $554,140, net of issuance costs of $67,860. The Company’s management recognizes that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.

The Company anticipates that unless it are able to raise or generate proceeds of at least $3,000,000 within the next two to four months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in the inability of the Company to grow at the desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues or future funding can support expansion.

In order to continue as a going concern, the Company’s management has begun taking the following steps:

1)	Continuing to aggressively pursue alternative sources for significant long-term funding of approximately $3,000,000 to $5,000,000 to support the launch of the Cryoport Express® One-Way Shipper System.

2)
Continuing to raise additional capital through a private placement offering, initiated in July 2007, of common stock under Regulation D. Management anticipates that the proceeds from this offering will provide over six to nine months of additional operating capital.

3)
Continuing to maintain minimal operating expenditures through stringent cost containment measures. The Company’s largest expense for the three months ended June 30, 2007 relates to consultant fees of $382,500 which were paid with 375,000 common stock shares in lieu of cash for consulting services relating to achieving financing arrangements for the Company, and approximately $40,000 for the audit fees related to the filing of the Company’s annual 10-KSB report. The remaining operating expenses for the three months ended June 30, 2007 of $201,075 related primarily to minimal personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

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

7)	Adding other expenses such as customer service, administrative and operations staff only commensurate with producing increased revenues.

8)	Focusing current research and development efforts only on final development, production and distribution of the Cryoport Express® One-Way Shipper System.

9)
Continuing to focus marketing and sales research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for an immediate and successful launch of the Cryoport Express® One-Way Shipper System once the Company is able to obtain adequate financing sources to support the product launch.

Research and Development

The Company has substantially completed the research and development efforts associated with its new product line, the Cryoport Express® One-Way Shipper System, a line of rent-and-return dry cryogenic shippers, for the transport of biological materials. The Company continues to provide ongoing research associated with the Cryoport Express® One-Way Shipper System, as it develops improvements both the manufacturing processes and product materials for the purpose of achieving additional cost efficiencies. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the three months ended June 30, 2007 and 2006, research and development costs were $28,587 and $19,109, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, and prototype design and materials costs.

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

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectability of the Company’s receivables at least quarterly. Such costs of allowance for doubtful accounts are subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

The Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors related to the Company’s 2000 Equity Incentive Plan based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The consolidated financial statements as of June 30, 2007 and for the three months ended June 30, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for each of the three month periods ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the each of the three month periods ended June 30, 2007 and 2006 was zero as the Company has not had a significant history of forfeitures.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2007, and 2006 was $0 and $35,288, respectively, as determined by the Black-Scholes valuation model. As of June 30, 2007, the Company had no unvested stock options or warrants and total unrecognized compensation cost, related to unvested stock options was $0 (see Note 2 to the Company’s consolidated financial statements for additional information.)

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

Net Sales. During the three months ended June 30, 2007, the Company generated $5,541 from reusable shipper sales compared to revenues of $18,462 in the same period of the prior year, a decrease of $12,921 (70%). This revenue decrease is primarily as a result of the Company’s shift in its sales and marketing focus during the Company’s fiscal year 2006 due to the planning of the introduction of the one-way shipper, anticipated for release in the second quarter of the Company’s fiscal year 2008, into the bio-pharmaceutical and bio-tech industry sectors. This shift allowed the marketing and sales efforts to focus on research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for an immediate and successful launch of the Cryoport Express® One-Way Shipper System once the Company obtains adequate financing sources to support the product launch.

Cost of Sales. For the three month period ended June 30, 2007, cost of sales increased $28,967 (74%) to $68,307 from $39,340 for the three month period ended June 30, 2006 primarily as the result of increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the Cryoport Express® One-Way Shipper. During both periods cost of sales exceeded sales due to plant under utilization.

Gross Profit/Loss. Gross loss for the three month period ended June 30, 2007 increased by $41,888 (200%) to $62,766 compared to $20,878 for the three month period ended June 30, 2006. The increase in the gross loss is mainly attributable to the decreased sales as a result of the shift in the sales and marketing efforts and to additional cost of sales related to increased manufacturing overhead costs incurred.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $391,248 (192%) to $594,555 for the three month period ended June 30, 2007 as compared to $203,308 for the three month period ended June 30, 2006 due primarily to consultant fees of $382,500 relating to 375,000 common stock shares issued in lieu of cash for consulting services relating to achieving financing arrangements for the Company, to increased travel and related costs associated with the planning for the launch of the Cryoport Express® One-Way Shipper, and to increased directors’ and officers’ insurance costs.

Research and Development Expenses. Research and development expenses increased by $9,478 (50%) to $28,587 for the three month period ended June 30, 2007 as compared to $19,109 for the three month period ended June 30, 2006 related to the increased research and development activity associated with the Cryoport Express® One-Way Shipper System, as the company strives to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expenses. Interest expense increased $31,724 (121%) to $58,000 for the three month period ended June 30, 2007 as compared to $26,276 for the three month period ended June 30, 2006. This increase is primarily related to the amortization of discounts and deferred financing fees and interest expense related to the convertible debentures held by the Company since November 2006.

Net Loss. As a result of the factors described above, the net loss for the three months ended June 30, 2007 increased by $475,937 (177%) to $745,508 or ($0.02) per share compared to $269,571 or ($0.01) per share for the three months ended June 30, 2006.

Assets and Liabilities

At June 30, 2007, the Company had total assets of $782,580 compared to total assets of $483,687 at March 31, 2007, an increase of $298,893 (62%). Cash was $578,549 as of June 30, 2007, an increase of $314,157 (119%) from $264,392 in cash on hand as of March 31, 2007. During the three month period ended June 30, 2007, cash provided by financing activities of $630,140 was offset by cash used in operations of $313,178 and purchases of fixed assets of $2,805. As of August 10, 2007, the Company’s cash on hand was approximately $470,000.

Net accounts receivable at June 30, 2007 was $2,336, a decrease of $7,836 (77%) from $10,172 at March 31, 2007. This decrease is primarily due to the decreased sales during the three months ended June 30, 2007 and the increase in credit card sales.

Net inventories increased $1,390 (1%), to $147,398 as of June 30, 2007, from $146,008 as of March 31, 2007. The increase in inventories is due to the purchase of additional raw materials in June in order to fulfill a customer order shipped in July and in preparation of producing additional Cryoport Express® One-Way Shipper System units for market testing.

Net fixed assets decreased to $35,499 at June 30, 2007 from $38,400 at March 31, 2007 as a result of depreciation in the amount of $5,756 offset by $2,805 for production equipment purchases during the three months ended June 30, 2007.

Intangible assets decreased to $3,529 at June 30, 2007 from $4,696 at March 31, 2007 as a result of amortization in the amount of $1,167 for the three months ended June 30, 2007.

Deferred financing costs decreased to $0 at June 30, 2007 compared to $4,699 at March 31, 2007 due to the expiration of the related convertible debentures and the amortization of the remaining deferred financing fees during the three months ended June 30, 2007.

Total liabilities at June 30, 2007 were $2,673,600, a decrease of $97,919 (4%) from $2,771,519 as of March 31, 2007. Accounts payable was $292,988 at June 30, 2007, a decrease of $13,694 (4%) from $306,682 at March 31, 2007. The accounts payable decrease is primarily due to the decreased accounting, consultant, and legal fees payable resulting from the payments towards aged invoices which had previously been delayed due to cash restrictions. This decrease was partially offset by additional payables related to materials purchased during June 2007. Accrued expenses increased $6,903 (7%) to $104,130 at June 30, 2007 from $97,227 at March 31, 2007, resulting from the accrual of vendor invoices related to materials and services received in June. Accrued warranty costs increased $375 to $55,782 at June 30, 2007 from $55,407 as of March 31, 2007 relating to additional accrual for products shipped during the three months ended June 30, 2007. Accrued salaries were $155,687 at June 30, 2007, a decrease of $13,850 (8%) from $169,537 at March 31, 2007. This decrease is due to a partial payment of Mr. Berry’s fiscal year 2007 bonus which had been approved by the board and accrued in February 2007.

Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. The notes bear interest at 15% per annum and are convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes have and will be used in the ongoing operations of the Company. During the three months ended June 30, 2007 the Company converted $98,500 of principal balances and $7,179 of accumulated interest relating to these convertible debentures into 705,366 common stock shares at a conversion price of $0.15 per share. As of June 30, 2007 the remaining balance of the convertible debenture notes and accumulated interest was $23,063.

Current portion of related party notes payable increased $15,000 from $120,000 at March 31, 2007 to $135,000 at June 30, 2007 due to the scheduled increase in the monthly payment amounts on these notes in accordance with the terms of the promissory notes, beginning October 1, 2006 and April 1, 2007 to total monthly payments due of $5,000 and $7,500 respectively as specified in the terms of the notes. On July 31, 2007, the Company paid the April 1 note payments, due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

Current portion of notes payable of $24,000 at June 30, 2007 had no change from March 31, 2007. Current portion of notes payable to officer increased from $45,000 as of March 31, 2007 to $54,000 as of June 30, 2007 due to the scheduled increase in monthly payments from $3,000 to $6,000 beginning in January 2008.

Long-term related party notes payable decreased $9,981 to $1,613,860 at June 30, 2007 from $1,623,841 at March 31, 2007 due to the transfer of additional $15,000 to the current portion in addition to aggregate payments made of $15,000 against the principal note balances which were offset by additional interest accrued of $20,019 for the three month period ended June 30, 2007.

Long-term notes payable remained unchanged at $35,440 from March 31, 2007 to June 30, 2007. Notes payable to officer decreased $18,000 from $197,950 as of March 31, 2007 to $179,950 as of June 30, 2007 due to the $9,000 increase in the current portion of the note and to the $9,000 paid against the principal balance during the three months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company’s current liabilities of $844,350 exceeded its current assets of $743,603 by $100,747. Approximately 24% of current liabilities represent accrued salaries and current portion of note payable to officer for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total cash increased $314,157 to $578,549 at June 30, 2007 from $264,392 at March 31, 2007 as a result of $630,140 of funds provided by financing activities mainly due to proceeds from the issuance of common stock and exercise of warrants partially offset by used in operating activities, partially offset by $313,178 of cash used in operating activities and $2,805 used for purchases of fixed assets during the three months ended June 30, 2007.

Total assets increased $298,893 to $782,580 as of June 30, 2007 compared to $483,687 as of March 31, 2007 mainly as a result of the increase in cash partially offset by decrease in accounts receivable.

The Company’s total outstanding indebtedness decreased $97,919 to $2,673,600 at June 30, 2007 from $2,771,519 at March 31, 2007 primarily from the conversion of convertible notes payable to common stock, the decrease in accrued salaries or the payment of accrued bonus and the decrease in accounts payable related to payments of accrued consultant and legal fees.

The Company does not expect to incur any material capital expenditures until management is able to secure significant long-term funding for the launch of the new one-way product line or sales increase materially.

In January 2007, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the three months ended June 30, 2007, in connection with this agreement, 3,443,333 shares of the Company’s common stock were sold to investors at an average price of $0.18 per share for proceeds of $554,140 to the Company, net of issuance costs of $67,860.

Item 3. Controls and Procedures

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2007, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended June 30, 2007, 131,250 warrants were exercised at an average exercise price of $0.76 per share for cumulative proceeds of $100,000.

In January 2007, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. During the three months ended June 30, 2007, in connection with this agreement, 3,443,333 shares of the Company’s common stock were sold to investors at an average price of $0.18 per share for proceeds of $554,140 to the Company, net of issuance costs of $67,860.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. During the three months ended June 30, 2007 the Company converted $98,500 of principal balances and $7,179 of accrued interest relating to these convertible debentures into 705,366 common stock shares at a conversion price of $0.15 per share. See further information in Note 4 to the consolidated financial statements.

In April, 2007, the Company issued 375,000 shares of common stock in lieu of fees paid to a consultant. These shares were issued at a value of $1.02 per share.

In July 2007, the Company entered into an Agency Agreement with a broker to raise funds in a private placement offering of common stock under Regulation D. As of August 10, 2007, in connection with this agreement, 168,750 shares of the Company’s common stock were sold to investors at an average price of $0.80 per share for proceeds of $117,450 to the Company, net of issuance costs of $17,550.

In May 2007, the Company issued 154,331 shares of common stock pursuant to the terms of convertible debenture agreements. The Company converted $23,178 of convertible notes with aggregate principal balances of $21,500 and accrued interest of $1,678. The interest on the convertible notes was accrued at 15% per annum through the conversion dates. The notes were converted into common stock at a ratio of 6.67 shares for every dollar of debt converted, representing approximately $0.15 per share.

In July 2007, the Company issued a total of 699,438 warrants to purchase shares of the Company’s common stock at an average price of $0.29 per share to a broker in connection with funds raised in private placement offerings.

On July 2, 2007, the Company entered into a lease agreement with Viking Investors - Barents Sea, LLC for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one year periods, beginning September 1, 2007. The lease requires initial monthly lease payments of $1.00 per square foot or $11,881 plus $0.23 per square foot or $2,733 per month for triple-net overhead building costs equaling a total monthly payment of $14,614 during the first year of occupancy. During the second year of occupancy, monthly per square foot lease payments increase to $1.04 or $12,356. In connection with the lease agreement the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years. The Company expects to move all operations to the Lake Forest facility by September 15, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

10.4	Consultant Agreement dated April 18, 2007 between CryoPort, Inc. and Malone and Associates, LLC

10.5	Lease Agreement dated July 2, 2007 between CryoPort, Inc. and Viking Inventors - Barents Sea, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.

Dated: August 14, 2007	By:	/s/ Peter Berry

PETER BERRY, CEO, President

Dated: August 14, 2007	By:	/s/ Dee S. Kelly

DEE S. KELLY, Vice President, Finance