Form 10QSB
period 2007-09-30
Cryoport, Inc.
filed 2007-11-19
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File Number: 000-51578

CryoPort, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20382 Barents Sea Circle, Lake Forest, CA 92630
(Address of principal executive offices)

(949) 470-2300
(Issuer’s telephone number)

Former Address: 451 Atlas Street Brea, California, 92821
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

Yes ☑ No ☐

As of November 14, 2007 the Company had 39,825,686 shares of its $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS
Current assets:
Cash	$160,310
Accounts receivable, net	28,520
Inventories	139,245
Prepaid expenses and other current assets	58,195
Total current assets	386,270

Fixed assets, net	157,955
Intangible assets, net	2,362
Other assets, net	50,219
$596,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$306,071
Accrued expenses	105,409
Accrued warranty costs	58,407
Accrued salaries and related	135,387
Short term note payable	54,440
Current portion of related party notes payable	142,500
Current portion of note payable to officer	63,000
Total current liabilities	865,214

Related-party notes payable and accrued interest payable, net of current portion	1,603,618
Note payable to officer, net of current portion	161,950
Total liabilities	2,630,782

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,825,686 shares issued and outstanding 39,826 Additional paid-in capital	8,665,926
Accumulated deficit	(10,739,728)
Total stockholders’ deficit	(2,033,976)
$596,806

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$32,447	$8,214	$37,988	$26,675

Cost of sales	82,709	33,434	151,016	72,774

Gross loss	(50,262)	(25,220)	(113,028)	(46,099)

Operating expenses:
Selling, general and administrative expenses	536,449	1,039,260	1,131,004	1,242,567
Research and development expenses	21,713	19,950	50,300	39,059

Total operating expenses	558,162	1,059,210	1,181,304	1,281,626

Loss from operations	(608,424)	(1,084,430)	(1,294,332)	(1,327,725)

Interest expense	(20,646)	(25,387)	(78,646)	(51,663)

Loss before income taxes	(629,070)	(1,109,817)	(1,372,978)	(1,379,388)

Income taxes	-	800	1,600	800

Net loss	$(629,070)	$(1,110,617)	$(1,374,578)	$(1,380,188)

Net loss available to common
stockholders per common share:
Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.04)	$(0.05)
Basic and diluted weighted average common shares outstanding	39,721,581	30,239,599	38,807,022	30,152,616

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,374,578)	$(1,380,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,430	14,053
Bad debt recovery	(1,800)	(7,256)
Amortization of deferred financing costs	4,699	-
Amortization of debt discount	29,638	-
Stock issued to consultants	382,500	-
Estimated fair value of stock options issued to consultants, employees and directors	286,084	910,331
Changes in operating assets and liabilities:
Accounts receivable	(16,548)	25,187
Inventories	6,763	15,136
Prepaid expenses and other current assets	(42,875)	-
Other assets	(36,593)	-
Accounts payable	(611)	77,983
Accrued expenses	8,182	(14,716)
Accrued warranty costs	3,000	(1,377)
Accrued salaries and related	(34,150)	51,233
Accrued interest	42,562	51,664
Net cash used in operating activities	(731,297)	(257,951)

Cash flows used in investing activities:
Purchases of fixed assets	(119,651)	-

Cash flows from financing activities:
Proceeds from borrowings under notes payable	-	80,000
Repayment of short term notes payable	(5,000)	-
Repayment of related party notes payable	(37,500)	(7,500)
Repayment of note payable to officer	(18,000)
Proceeds from issuance of common stock, net	699,866	191,290
Proceeds from exercise of options and warrants	107,500	-

Net cash provided by financing activities	746,866	263,790

Net change in cash	(104,082)	5,839

Cash, beginning of period	264,392	4,723

Cash, end of period	$160,310	$10,562

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended September 30,
2007	2006
(Unaudited)	(Unaudited)

Supplemental disclosure of non-cash activities:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,600	$800

Supplemental disclosure of non-cash activities:

Conversion of debt and accrued interest to
common stock	$128,857	$-

Value of warrants issued to lessor	$15,486	$-

Purchase of fixed assets with warrants	$10,000	$-

Conversion of accrued salaries to note payable	$-	$242,388

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

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

Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. It is suggested that the unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007.

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
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,374,578 during the six month period ended September 30, 2007 and had a cash balance of $160,310 at September 30, 2007. In addition, at September 30, 2007, the Company’s stockholders’ deficit was $2,033,976 and the Company had negative working capital of $478,944. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. On October 1, 2007, the Company issued to a number of accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a combined principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.   After accounting for commissions and legal and other fees, the net proceeds to the Company totaled $3,436,551 (see Note 8). Management projects that these proceeds will allow the launch of the Company’s new CryoPort Express® One-Way Shipper and provide the Company with the ability to continue as a going concern.

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
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Principles of Consolidation

The consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, allowances for inventory obsolescence, accrued warranty costs, deferred tax assets and their accompanying valuations, product liability reserves and the valuations of common stock shares and warrants and stock options for the purchase of common stock shares issued for employee compensation or for products and services.

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2007 the Company had $134,737 of cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $5,300 as of September 30, 2007, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe, Latin America, Asia and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During the six-month periods ended September 30, 2007 and 2006, the Company had foreign sales of approximately $2,000 and $11,000, respectively, which constituted approximately 6% and 42%, respectively, of net sales.

The majority of the Company’s customers are in the bio-tech, bio-pharmaceutical and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, related-party notes payable, accounts payable, accrued expenses and a note payable to a third party. The carrying value for all such instruments, except the related party notes payable, approximates fair value at September 30, 2007. The difference between the fair value and recorded values of the related party notes payable is not significant.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Work in process and finished goods include material, labor and applied overhead. Inventories at September 30, 2007 consist of the following:

Raw materials	$39,005
Work in process	57,859
Finished goods	42,381
$139,245

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accrued Warranty Costs

Estimated costs of the standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the extended warranty plan are expensed as incurred.

The following represents the activity in the warranty accrual account during the six month periods ended September 30:

	2007	2006
Beginning warranty accrual	$55,407	$59,532
Increase in accrual (charged to cost of sales)	4,125	1,623
Charges to accrual (product replacements)	(1,125)	(3,000)

Ending warranty accrual	$58,407	$58,155

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. The Company recognizes revenue when products are shipped to a customer and the risks and rewards of ownership and title have passed based on the terms of the sale. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling fees and costs are included in cost of sales.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the six-month periods ended September 30, 2007 and 2006, the Company expensed approximately $9,000 and $1,000, respectively, in advertising costs.

Research and Development Expenses

The company expenses internal research and development costs as incurred. Third-party research and development costs are expensed when the contracted work has been performed.

Stock-Based Compensation

The Company accounts for equity issuances to employees and directors in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

As stock-based compensation expense recognized in the consolidated statements of operations for the three and six-month periods ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six-month periods ended September 30, 2007 and 2006 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of September 30, 2007, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

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

	September 30,	September 30,
	2007	2006
Stock options and warrants:
Expected term	5 years	5 years
Expected volatility	293%	233%
Risk-free interest rate	4.75%	4.82%
Expected dividends	-	-

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

A summary of employee and director options and warrant activity for the six-month period ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	3,747,563	$0.59	7.46
Granted	266,000	$0.75
Exercised	50,000	$1.00
Forfeited	-	$-

Outstanding and exercisable at September 30, 2007	3,963,563	$0.57	7.18	$2,353,450

On August 3, 2006, the Company issued a total of 846,750 warrants to purchase shares of the Company’s common stock to various employees and directors. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $839,755 as of the date of grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.82%; volatility of 233%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the employee and director warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and six months ended September 30, 2006.

On August 27, 2007, the Company issued a total of 266,000 warrants to purchase shares of the Company’s common stock to various employees and directors. These warrants have an average exercise price of $0.75 per share equal to the market value of the Company’s common stock on the date of issuance, and have expiration dates that range from two to ten years. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $199,314 as of the date of grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the employee and director warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and six months ended September 30, 2007.

There were no vesting of prior warrants or stock options issued to employees and directors during the six months ended September 30, 2007. During the six months ended September 30, 2006, in connection with the vesting of prior options issued, the Company recorded total charges of $70,576 in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. No employee or director warrants or stock options expired during the six months ended September 30, 2007 and 2006. The Company issues new shares from its authorized shares upon exercise of warrants or options.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2007, all previously issued stock options and warrants were fully vested. Therefore, as of September 30, 2007 there were no unvested stock options or warrants and no unrecognized compensation cost related to employee and director stock based compensation arrangements. The total fair value of shares vested during the six months ended September 30, 2007 and 2006 was $0 and $70,576, respectively.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 6).

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 44,177,869 as for the period ended September 30, 2007 and 32,821,475 for the period ended September 30, 2006.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, (“EITF 98-05”) and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 4).

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

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

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006
NOTE 3 - COMMITMENTS AND CONTINGENCIES

Commitments

On July 2, 2007, the Company entered into a new lease agreement with Viking Investors - Barents Sea, LLC for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease requires lease payments of approximately $15,000 per month. In connection with the lease agreement, the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company amortizes the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long-term assets. As of September 30, 2007, the unamortized balance of the value of the warrants issued to the lessor was $13,626.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 4 - NOTES PAYABLE

As of September 30, 2007, the Company had aggregate principal balances of $1,302,000 in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increase by an aggregate of $2,500 every six months to a maximum of $10,000 per month. As of September 30, 2007, the aggregate principal payments totaled $7,500 and are scheduled to increase to an aggregate of $10,000 per month beginning January 2008. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $39,777 and $44,954 for the six months ended September 30, 2007 and 2006, respectively. Accrued interest, which is included in notes payable in the accompanying consolidated balance sheet, related to these notes amounted to $444,118 as of September 30, 2007. As of September 30, 2007, the Company had not made the required payments under the related-party notes which were due on July 1, August 1, and September 1, 2007. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On October 31, 2007, the Company paid the July 1 note payments due on these related-party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Related to the issuance of the convertible debentures, the Company paid commissions to the broker totaling $15,600, which were capitalized as deferred financing costs. During the six months ended September 30, 2007, the Company amortized $4,699 of deferred financing costs to interest expense.

Per the terms of the convertible debenture agreements, the notes had a term of 180 days from issuance and were redeemable by the Company with two days notice. The notes bore interest at 15% per annum and were convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes were used in the ongoing operations of the Company. During the six months ended September 30, 2007, the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 shares of common stock at a conversion price of $0.15 per share. As of September 30, 2007, the remaining balance of the convertible debenture notes and accrued interest was zero. During the six months ended September 30, 2007, the Company recorded interest expense of $2,784 related to these notes.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 4 - NOTES PAYABLE, continued

In connection with the issuance of the convertible debt, the Company recorded a debt discount totaling $106,167 related to the beneficial conversion feature of the notes. The Company amortized the debt discount using the effective interest method through the maturity dates of the notes. As of September 30, 2007, the remaining balance of the debt discount was zero. During the six months ended September 30, 2007, the Company recorded interest expense of $29,638 related to the amortization of the debt discount.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue on January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. As of September 30, 2007, the total amount of deferred salaries under this arrangement was $224,950, of which $161,950 is recorded as a long-term liability in the accompanying consolidated balance sheet.

The Company has a non-interest bearing note payable to a third party for $77,304, which was due in April 2003. As of September 30, 2007, the remaining unpaid balance was $54,440. In October 2007 the company agreed to make payments of $5,000 per month until the note balance is paid in full.

NOTE 5 - EQUITY

During the six months ended September 30, 2007, 156,250 warrants were exercised at an average price of $0.69 per share for proceeds of $107,500.

In connection with Agency Agreements with a broker to raise funds in private placement offerings of common stock under Regulation D, during the six months ended September 30, 2007, the Company sold 3,652,710 shares of the Company’s common stock to investors at an average price of $0.22 per share for proceeds of $699,866 to the Company, net of issuance costs of $89,635.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. During the six months ended September 30, 2007, the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 common stock shares at a conversion price of $0.15 per share (see Note 4).

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 5 - EQUITY, continued

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

In July 2007, the Company issued warrants to purchase a total of 699,438 shares of the Company’s common stock at an average exercise price of $0.29 per share to a broker in connection with funds raised in previous private placement offerings. These warrants have 5 year terms beginning from the dates of the placement offerings and the expiration dates range from March 2011 to March 2012.

In April 2007, the Company issued 375,000 shares of restricted common stock in lieu of fees paid to a consultant. These shares were issued at a value of $1.02 per share (based on the underlying stock price on the agreement date after a fifteen percent deduction as the shares are restricted) for a total cost of $382,500 which has been included in selling, general and administrative expenses for the six months ended September 30, 2007.

On July 2, 2007, in connection with the new facility lease agreement, the Company issued 10,000 warrants to the lessor, at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The Company amortizes the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long term assets. As of September 30, 2007, the unamortized balance of the value of the warrants issued to the lessor was $13,626 and $1,860 has been included in selling, general and administrative expenses as additional rent expense for the six months ended September 30, 2007.

On July 30, 2007, in connection with the purchase of manufacturing equipment, the Company issued 79,208 warrants to the seller at an exercise price of $1.01 per share, with a five year term. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $79,926 as of the date of grant of which $10,000 has been recorded as fixed assets as of September 30, 2007 (which approximates the fair market value of the equipment acquired) and $69,926 has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for services performed by the seller for the three and six months ended September 30, 2007.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 5 - EQUITY, continued

On August 21, 2007, in connection with the extension of payment terms of outstanding amounts owed, the Company issued 20,000 warrants to First Capital Investors, LLC, at an exercise price of $0.75 per share with a term of two years. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $14,984 as of the date of grant which has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and six months ended September 30, 2007.

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

On August 27, 2007, the Company issued a total of 266,000 warrants to purchase shares of the Company’s common stock to various consultants, board members, and employees. These warrants have an exercise price of $0.75 per share equal to the market value of the Company’s common stock on the date of issuance, and have ten year expiration dates. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $199,314 as of the date of grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and six months ended September 30, 2007.

During the six months ended September 30, 2007 and 2006, compensation expense from the vesting of options issued to employees and non-employees totaled $0 and $70,576, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 2).

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 6 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and six month periods ended September 30:

	For Three Months Ended		For Nine Months Ended
	September 31,		September 31,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net loss available to common stockholders	$(629,070)	$(1,110,617)	$(1,374,578)	$(1,380,188)
Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	39,721,581	30,239,599	38,807,022	30,152,616
Net loss per common share available to common stockholders	$(0.02)	$(0.04)	$(0.04)	$(0.05)

NOTE 7 - RELATED PARTY TRANSACTIONS

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the six months ended September 30, 2007 and 2006 was $39,000 and $39,000, respectively.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, monthly payments of $3,000 have been made to Mr. Berry beginning in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue on January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. During the six months ended September 30, 2007, $18,000 was paid to Mr. Berry against the principal balance of this note. As of September 30, 2007, the total amount of deferred salaries under this arrangement was $224,950, of which $161,950 is recorded as a long-term liability in the accompanying consolidated balance sheet.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 8 - SUBSEQUENT EVENTS

In October 2007, the Company issued a total of 40,625 warrants to purchase shares of the Company’s common stock at an average price of $2.50 per share to investors in connection with funds raised in private placement offerings. The warrants have exercise periods of 18 months originating from the related investment date. The expiration date for these warrants is February 28, 2009.

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month. Pursuant to the terms of this consulting agreement, the Company issued 250,000 warrants to purchase shares of the Company’s common stock with a term of 30 months and exercise price of $1.50 and the Company agreed to issue Carpe DM 150,000 shares of S-8 registered stock. On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission.

On October 16, 2007, a special shareholders’ meeting was held in Las Vegas, Nevada for the purpose of holding a shareholder vote on a proposal to amend and restate the Company’s Articles of Incorporation. Prior to the meeting and in compliance with Nevada law and the Bylaws of the Company, a Proxy Statement and Proxy were provided to all shareholders of the record date, September 19, 2007. A quorum of shareholders required to hold the meeting were present, appearing either by Proxy or in person. The proposal to Amend and Restate the Company’s Articles of Incorporation passed with 88.5% of the votes present or by Proxy cast in favor of the proposal; 9.9% of the votes present or by Proxy cast against the proposal; and 1.6% of the votes present or by Proxy abstained. The Amended and Restated Articles of Incorporation became effective as of October 16, 2007 and can be viewed as Exhibit 5.1 filed with the Company’s Form 8-K on October 19, 2007. The Amended and Restated Articles of Incorporation effectively increased the total number of voting common stock authorized to be issued of the Company to 125,000,000 and increased the authorized number of directors to 9.

Recent Financing

On October 1, 2007, the Company issued to a number of accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions and legal and other fees, the net proceeds to the Company totaled $3,436,551.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 8 - SUBSEQUENT EVENTS, continued

The entire principal amount under the Debentures is due and payable 30 months after the closing date.  Interest payments will be payable in cash quarterly commencing on January 1, 2008.  The Company may elect to make interest payments in shares of common stock provided, generally, that it is not in default under the Debentures and there is then in effect a registration statement with respect to the shares issuable upon conversion of the Debentures or in payment of interest due thereunder.  If the Company elects to make interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date.

At any time, holders may convert the Debentures into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event we issue common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).

The Debentures rank senior to all of our current and future indebtedness and are secured by substantially all of our assets.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of our common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (collectively, the “Warrants”).

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the Debentures and exercise of the Warrants within 45 days after the closing date of the transaction.  If the registration statement is not filed within that time period or is not declared effective within 90 days after the closing date (120 days in the event of a full review by the Securities and Exchange Commission), the Company will be required to pay liquidated damages in cash in an amount equal to 2% of the total subscription amount for every month that we fail to attain a timely filing or effectiveness, as the case may be.

Pursuant to the registration rights agreement, on November 9, 2007 the Company filed Form SB-2 Registration Statement with the Securities and Exchange Commission. Following the effective date of the registration statement, the Company may force conversion of the Debentures if the market price of the common stock is at least $2.52 for 30 consecutive days.  The Company may also prepay the Debentures in cash at 120% of the then outstanding principal.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 8 - SUBSEQUENT EVENTS, continued

Joseph Stevens and Company acted as sole placement agent in connection with the above financing transaction. The Company paid to the placement agent cash in the amount of $440,000 and issued warrants to purchase 560,364 shares of the Company’s common stock at $0.84 per share.

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit secured by a Certificate of Deposit with Bank of the West. The Company intends to utilize the funds advanced from this line of credit for capital equipment purchases to support the launch of the Company’s newly developed product, the CryoPort Express® One-Way Shipper.

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

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2007 and the related consolidated statements of operations for each of the three and six months ended September 30, 2007 and 2006, the consolidated statements of cash flows for the six months ended September 30, 2007 and 2006 and the related notes thereto (see Item 1 Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2007 and 2006 and for the years then ended included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

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

There are significant uncertainties which negatively affect the Company’s operations. These are principally related to (i) the limited distribution network for the Company’s reusable product line, (ii) the expected launch of the new CryoPort Express® One-Way Shipper System, (iii) the absence of any commitment or firm orders from key customers in the Company’s target markets for the reusable or the one-way shippers, (iv) the success in bringing products concurrently under development to market with the Company’s key customers. Moreover, there is no assurance as to when, if ever, the Company will be able to conduct the Company’s operations on a profitable basis. The Company’s limited sales to date for the Company’s reusable product, the lack of any purchase requirements in the existing distribution agreements and those currently under negotiations, make it impossible to identify any trends in the Company’s business prospects. There is no assurance the Company will be able to generate sufficient revenues or sell any equity securities to generate sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to the Company.

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $1,374,578 and $1,380,188 during the six month periods ended September 30, 2007 and 2006 and had a cash balance of $160,310 at September 30, 2007. In addition, at September 30, 2007, the Company’s stockholders’ deficit was $2,033,976 and the Company had negative working capital of $478,944. During the six month period ended September 30, 2007, the Company raised funds through private placement offerings in the amount of $699,866, net of issuance costs of $89,635. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations. In response to this need for capital, on October 1, 2007, the Company issued to a number of accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a combined principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.   After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551 (see Note 8 to the accompanying unaudited consolidated financial statements). Management projects that these proceeds will allow the launch of the Company’s new CryoPort Express® One-Way Shipper and provide the Company with the ability to continue as a going concern, which the Company expects to be reflected in its next quarterly reporting.

Management is committed to utilizing the proceeds of this October 2007 financing to fully execute its business plan and grow at the desired rate to achieve sustainable profitable operations. To further facilitate the ability of the Company to continue as a going concern the Company’s management has begun taking the following steps:

1)
Focusing all efforts on the successful launch of the CryoPort Express® One-Way Shipper. Now that funds have been made available management efforts will be focused on utilizing all resources towards the acquisition of raw materials to provide adequate inventory levels and towards the expansion of manufacturing and processing capabilities to support the launch of the CryoPort Express® One-Way Shipper.

2)
Continuing to minimize operating expenditures as necessary to ensure the availability of funds until revenues generated and cash collections adequately support the continued business operations. The Company’s largest expense for the six months ended September 30, 2007, relates to (i) consultant fees of $382,500 which were paid with 375,000 common stock shares in lieu of cash for consulting services relating to achieving financing arrangements for the Company, (ii) $286,086 non-cash expense recorded in selling, general and administrative costs related to the valuation of warrants issued to various consultants, directors, and employee, (iii) approximately $46,000 for the audit fees related to the filing of the Company’s annual and quarterly reports and (iv) approximately $24,000 moving expenses incurred for the relocation of the Company’s operations from Brea, California to Lake Forest, California. The remaining operating expenses for the six months ended September 30, 2007 of approximately $443,000 related primarily to minimal personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

3)
Utilizing part-time consultants and requiring employees to manage multiple roles and responsibilities whenever possible as the Company has historically utilized in its efforts to keep operating costs low.

4)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as a portion of their compensation in an effort to minimize monthly cash flow. With this strategy, the Company has established a critical mass of experienced business professionals capable of taking the Company forward.

5)
Maintaining current levels for sales, marketing, engineering, scientific and operating personnel and cautiously and gradually adding critical and key personnel only as necessary to support the successful launch and expected revenue growth of the of the CryoPort Express® One-Way Shipper and any further expansion of the Company’s product offerings in the reusable and one-way cryogenic shipping markets, leading it to additional revenues and profits.

6)	Adding other expenses such as customer service, administrative and operations staff only commensurate with producing increased revenues.

7)	Focusing current research and development efforts only on final development, production and distribution of the CryoPort Express® One-Way Shipper System.

8)
Increasing sales and marketing resource efforts to focus on marketing and sales research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to ensure the Company is in a better position for a timely and successful launch of the CryoPort Express® One-Way Shipper System.

Research and Development

The Company has completed the research and development efforts associated with phase one of its new product line, the CryoPort Express® One-Way Shipper System, a line of use-and-return dry cryogenic shippers, for the transport of biological materials. The Company continues to provide ongoing research associated with the CryoPort Express® One-Way Shipper System, as it develops improvements both the manufacturing processes and product materials for the purpose of achieving additional cost efficiencies. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the six months ended September 30, 2007 and 2006, research and development costs were $50,300 and $39,059, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

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

The Company believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

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

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors related to the Company’s 2000 Equity Incentive Plan based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for each of the six month periods ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the each of the six month periods ended September 30, 2007 and 2006 was zero as the Company has not had a significant history of forfeitures.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

Net Sales. During the three months ended September 30, 2007, the Company generated $32,447 from reusable shipper sales compared to revenues of $8,214 in the same period of the prior year, an increase of $24,233 (295%). This revenue increase is primarily as a result of increased sales of reusable shippers to a national distributor during the quarter and to the decline in sales during the same period of the prior year as a result of the Company’s shift in its sales and marketing focus initiated during fiscal year 2006 to allow for the planning of the introduction of the one-way shipper into the bio-pharmaceutical and bio-tech industry sectors. This earlier shift allowed the marketing and sales efforts to focus on research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for a timely and successful launch of the CryoPort Express® One-Way Shipper System in anticipation of attaining adequate financing sources to support the product launch efforts.

Gross Profit/Loss. Gross loss for the three month period ended September 30, 2007 increased by $25,042 (99%) to $50,262 compared to $25,220 for the three month period ended September 30, 2006. The increase in the gross loss is mainly attributable to the increased direct product costs in relation to higher sales volume, to increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down for the move of the Company’s operating facilities to Lake Forest in September 2007. During both periods cost of sales exceeded sales due to plant under utilization.

Cost of sales for the three month period ended September 30, 2007 increased $49,275 (147%) to $82,709 from $33,434 for the three month period ended September 30, 2006 primarily as the result of increased direct product costs in relation to higher sales volume, to increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down for the move of the Company’s operating facilities from Brea to Lake Forest in September 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $502,811 (48%) to $536,449 for the three month period ended September 30, 2007 as compared to $1,039,260 for the three month period ended September 30, 2006 due primarily to a decrease in consulting and compensation expense of $553,669 related to the lower valuation factors of warrants issued to various consultants, employees and directors based on the Black-Scholes pricing model which uses average Company stock prices and to the lower overall number of warrants issued during the three month period ended September 30, 2007 compared to the number of warrants issued during the same period of the prior fiscal year. This reduction of general and administrative expense was partially offset by increased travel and related costs associated with the planning for the launch of the CryoPort Express® One-Way Shipper and increased administrative costs related to the relocation of the Company’s operations to Lake Forest, California.

Research and Development Expenses. Research and development expenses increased marginally by $1,763 (9%) to $21,713 for the three month period ended September 30, 2007 as compared to $19,950 for the three month period ended September 30, 2006 related to the costs associated with the increase in research and development activity in anticipation of the launch of the CryoPort Express® One-Way Shipper System expected for the second quarter of calendar year 2008, as the Company strives to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expense. Interest expense decreased $4,741 (19%) to $20,646 for the three month period ended September 30, 2007 as compared to $25,387 for the three month period ended September 30, 2006. This decrease is commensurate with the increased payments on the related party notes payable in addition to the absence in the current year of interest expense related to the Ventana bridge loan, an outstanding debt to the Company from May 2006 until February 2007.

Net Loss. As a result of the factors described above, the net loss for the three months ended September 30, 2007 decreased by $481,547 (43%) to $629,070 or ($0.02) per share compared to $1,110,617 or ($0.04) per share for the three months ended September 30, 2006.

Six months ended September 30, 2007 compared to six months ended September 30, 2006:

Net Sales. During the six months ended September 30, 2007, the Company generated $37,988 from reusable shipper sales compared to revenues of $26,675 in the same period of the prior year, an increase of $11,313, (42%). This revenue increase is primarily as a result of increased sales of reusable shippers to a national distributor from July through September 2007 and to the decline in sales during the same period of the prior year as a result of the Company’s shift in its sales and marketing focus initiated during fiscal year 2006 to allow for the planning of the introduction of the one-way shipper into the bio-pharmaceutical and bio-tech industry sectors. This earlier shift allowed the marketing and sales efforts to focus on research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for a timely and successful launch of the CryoPort Express® One-Way Shipper System in anticipation of attaining adequate financing sources to support the product launch efforts.

Gross Profit/Loss. Gross loss for the six month period ended September 30, 2007 increased by $66,929 (145%) to $113,028 compared to $46,099 for the six month period ended September 30, 2006. The increase in the gross loss is mainly attributable to the increased direct product costs in relation to higher sales volume, to increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down for the move of the Company’s operating facilities to Lake Forest in September 2007. During both periods cost of sales exceeded sales due to plant under utilization.

Cost of sales for the six month period ended September 30, 2007 increased $78,242 (107%) to $151,016 from $72,774 for the six month period ended September 30, 2006 primarily as the result of increased direct product costs in relation to higher sales volume, to increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down for the move of the Company’s operating facilities from Brea to Lake Forest in September 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $111,563 (9%) to $1,131,004 for the six month period ended September 30, 2007 as compared to $1,242,567 for the six month period ended September 30, 2006 due primarily to a decrease in consulting and compensation expense of $553,669 related to the lower valuation factors of warrants issued to various consultants, employees and directors based on the Black-Scholes pricing module which uses average Company stock prices and to the lower overall number of warrants issued during the six month period ended September 30, 2007 compared to valuation of warrants issued during the same period of the prior fiscal year. This reduction of general and administrative expense was partially offset by increased administrative costs related to consultant fees of $382,500 for the issuance of 375,000 common stock shares in lieu of cash in April 2007 for consulting services relating to achieving financing arrangements for the Company, to increased travel and related costs associated with the planning for the launch of the CryoPort Express® One-Way Shipper, and to the relocation of the Company’s operations to Lake Forest, California.

Research and Development Expenses. Research and development expenses increased by $11,241 (29%) to $50,300 for the six month period ended September 30, 2007 as compared to $39,059 for the six month period ended September 30, 2006 related to the costs associated with the increase in research and development activity in anticipation of the launch of the CryoPort Express® One-Way Shipper System expected for the second quarter of calendar year 2008, as the company strives to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expense. Interest expense increased $26,983 (52%) to $78,646 for the six month period ended September 30, 2007 as compared to $51,663 for the six month period ended September 30, 2006. This increase is primarily related to the approximate $37,000 of combined amortization of discounts and deferred financing fees and interest expense related to the convertible debentures held by the Company since November 2006 which were all converted to shares during the six months ended September 30, 2007. This increase in interest expense was partially offset by decreases in related party note interest commensurate with the increased payments on the related party notes payable and to the absence in the current year of interest expense related to the Ventana bridge loan, an outstanding debt to the Company from May 2007 until February 2007.

Net Loss. As a result of the factors described above, the net loss for the six months ended September 30, 2007 decreased by $5,610 (0.4%) to $1,374,578 or ($0.04) per share compared to $1,380,188 or ($0.05) per share for the six months ended September 30, 2006.

Assets and Liabilities

At September 30, 2007, the Company had total assets of $596,806 compared to total assets of $483,687 at March 31, 2007, an increase of $113,119 (23%). Cash was $160,310 as of September 30, 2007, a decrease of $104,082 (39%) from $264,392 in cash on hand as of March 31, 2007. During the six month period ended September 30, 2007, cash provided by financing activities of $728,865 was offset by cash used in operations of $731,297 and purchases of fixed assets of $119,651. As of November 14, 2007, the Company’s cash on hand was approximately $3,360,000. The increase in current cash on hand is due to the Company’s recent financing (see Note 8 of the accompanying unaudited consolidated financial statements).

Net accounts receivable at September 30, 2007 was $28,520, an increase of $18,348 (180%) from $10,172 at March 31, 2007. This increase is due to the revenue increase primarily as a result of increased sales of reusable shippers to a national distributor from July through September 2007.

Net inventories decreased $6,763 (5%), to $139,245 as of September 30, 2007, from $146,008 as of March 31, 2007. The decrease in inventories is due to the use of raw materials during the six months ended September 30, 2007 in order fulfill increased sales of reusable shippers to a national distributor from July through September 2007.

Net fixed assets increased to $157,955 at September 30, 2007 from $38,400 at March 31, 2007 as a result of purchases of additional production equipment during September 30, 2007 to support the anticipated increased manufacturing operations for the launch of the CryoPort Express® One-Way Shipper System.

Intangible assets decreased to $2,362 at September 30, 2007 from $4,696 at March 31, 2007 as a result of amortization in the amount of $2,334 for the six months ended September 30, 2007.

Deferred financing costs decreased to $0 at September 30, 2007 compared to $4,699 at March 31, 2007 due to the expiration of the related convertible debentures and the amortization of the remaining deferred financing fees during the six months ended September 30, 2007.

Total liabilities at September 30, 2007 were $2,630,782, a decrease of $140,137 (5%) from $2,771,519 as of March 31, 2007. Accounts payable was $306,071 at September 30, 2007, a decrease of $611 (<1%) from $306,682 at March 31, 2007. The accounts payable decrease is primarily due to the decreased accounting, consultant, and legal fees payable resulting from the payments towards aged invoices which had previously been delayed due to cash restrictions. This decrease was offset by additional payables related to manufacturing equipment purchases during September 2007. Accrued expenses increased $8,182 (8%) to $105,409 at September 30, 2007 from $97,227 at March 31, 2007, resulting from the accrual of vendor invoices related to materials and services received in September. Accrued warranty costs increased $3,000 (5%) to $58,407 at September 30, 2007 from $55,407 as of March 31, 2007 relating to additional accrual for the higher number products shipped during the six months ended September 30, 2007. Accrued salaries were $135,387 at September 30, 2007, a decrease of $34,150 (20%) from $169,537 at March 31, 2007. This decrease is due to partial payments made to Mr. Berry against the deferrals of his prior year salary and bonus.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Related to the issuance of the convertible debentures, the Company paid commissions to the broker totaling $15,600, which were capitalized as deferred financing costs. During the six months ended September 30, 2007, the Company amortized $4,699 of deferred financing costs to interest expense.

Per the terms of the convertible debenture agreements, the notes had a term of 180 days from issuance and were redeemable by the Company with two days notice. The notes bore interest at 15% per annum and were convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes were used in the ongoing operations of the Company. During the six months ended September 30, 2007 the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 shares of common stock at a conversion price of $0.15 per share. As of September 30, 2007, the remaining balance of the convertible debenture notes and accrued interest was zero. During the six months ended September 30, 2007, the Company recorded interest expense of $2,784 related to these notes.

In connection with the issuance of the convertible debt, the Company recorded a debt discount totaling $106,167 related to the beneficial conversion feature of the notes. The Company amortized the debt discount using the effective interest method through the maturity dates of the notes. As of September 30, 2007, the remaining balance of the debt discount was zero.

Current portion of related party notes payable increased $22,500 from $120,000 at March 31, 2007 to $142,500 at September 30, 2007 due to the scheduled increase in the monthly payment amounts on these notes in accordance with the terms of the promissory notes, beginning October 1, 2006 and April 1, 2007 to total monthly payments due of $5,000 and $7,500 respectively as specified in the terms of the notes. On October 31, 2007, the Company paid the July 1 note payments, due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

Due to a recent rescheduling of note payments on the note payable to Falk Shaff and Ziebell, the outstanding balance of $54,440 is currently reflected as a short term note payable as of September 30, 2007 as compared to the balances as of March 31, 2007 of current portion of notes payable of $24,000 and long term note payable of $35,440. The $5,000 decrease in the balance of this note is due to payments made during the six month period ended September 30, 2007. The Company is expected to make $5,000 monthly payments on the note until paid in full.

Current portion of notes payable to officer increased $18,000 from $45,000 as of March 31, 2007 to $63,000 as of September 30, 2007 due to the scheduled increase in monthly payments from $3,000 to $6,000 beginning in January 2008.

Long-term related party notes payable decreased $20,223 to $1,603,618 at September 30, 2007 from $1,623,841 at March 31, 2007 due to the transfer of an additional $22,500 to the current portion in addition to aggregate payments made of $37,500 against the principal note balances which were offset by additional interest accrued of $39,777 for the six month period ended September 30, 2007.

Notes payable to officer decreased $36,000 from $197,950 as of March 31, 2007 to $161,950 as of September 30, 2007 due to the $18,000 increase in the current portion of the note and to the $18,000 paid against the principal balance during the six months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company’s current liabilities of $865,214 exceeded its current assets of $386,270 by $478,944. Approximately 23% of current liabilities represent accrued salaries and current portion of note payable to officer for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total cash decreased $104,082 to $160,310 at September 30, 2007 from $264,392 at March 31, 2007 as a result of $630,140 of funds used in operating activities of $731,297 and purchases of fixed assets of $119,651 which were offset by cash provided by financing activities due to proceeds from the issuance of common stock and exercise of warrants during the six month period ended September 30, 2007.

Total assets increased $113,119 to $596,806 as of September 30, 2007 compared to $483,687 as of March 31, 2007 mainly as a result of the increase in fixed assets, other assets and accounts receivable which were offset by the decrease in cash.

The Company’s total outstanding indebtedness decreased $140,737 to $2,630,782 at September 30, 2007 from $2,771,519 at March 31, 2007 primarily from the conversion of convertible notes payable to common stock and the decrease in accrued salaries for the payment of accrued salary and bonus.

The Company expects to incur approximately $100,000 of capital expenditures over the next 6 to 12 months for production equipment to support the anticipated increased manufacturing operations for the launch of the CryoPort Express® One-Way Shipper System.

In connection to Agency Agreements with a broker to raise funds in private placement offerings of common stock under Regulation D, during the six months ended September 30, 2007, the Company sold 3,652,710 shares of the Company’s common stock to investors at an average price of $0.22 per share for proceeds of $699,865 to the Company, net of issuance costs of $89,635.

Item 3. Controls and Procedures

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2007, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Unregistered Sales of Equity Securities

During the six months ended September 30, 2007, 156,250 warrants were exercised at an average price of $0.69 per share for cumulative proceeds of $107,500.

In connection to Agency Agreements with a broker to raise funds in private placement offerings of common stock under Regulation D, during the six months ended September 30, 2007, the Company sold 3,652,710 shares of the Company’s common stock to investors at an average price of $0.22 per share for proceeds of $699,865 to the Company, net of issuance costs of $89,635.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. During the six months ended September 30, 2007 the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 common stock shares at a conversion price of $0.15 per share. See further information in Note 4 to the consolidated financial statements.

In April 2007, the Company issued 375,000 shares of restricted common stock in lieu of fees paid to a consultant. These shares were issued at a value of $1.02 per share (based on the underlying stock price on the agreement date after a fifteen percent deduction as the shares are restricted) for a total cost of $382,500 which has been included in selling, general and administrative expenses for the six months ended September 30, 2007.

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

In July 2007, the Company issued warrants to purchase a total of 699,438 shares of the Company’s common stock at an average exercise price of $0.29 per share to a broker in connection with funds raised in previous private placement offerings. These warrants have 5 year terms beginning from the dates of the placement offerings and the expiration dates range from March 2011 to March 2012.

On July 2, 2007, in connection with the facility lease agreement, the Company issued 10,000 warrants to Viking Investors, Barents Sea, LLC, the lessor, at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The Company amortizes the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long term assets. As of September 30, 2007 the unamortized balance of the value of the warrants issued to the lessor was $13,626 and $1,860 has been included in selling, general and administrative expenses as additional rent expense for the six months ended September 30, 2007.

On July 30, 2007, in connection with the purchase of manufacturing equipment, the Company issued 79,208 warrants to the seller at an exercise price of $1.01 per share, with a five year term. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $79,926 as of the date of grant of which $10,000 has been recorded as fixed assets as of September 30, 2007 (which approximates the fair market value of the equipment acquired) and $69,926 has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for services performed by the seller for the three and six months ended September 30, 2007.

On August 21, 2007, in connection with the extension of payment terms of outstanding amounts owed, the Company issued 20,000 warrants to First Capital Investors, LLC, at an exercise price of $0.75 per share with a term of two years. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $14,986 as of the date of grant which has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and six months ended September 30, 2007.

On August 27, 2007, the Company issued a total of 266,000 warrants to purchase shares of the Company’s common stock to various consultants, board members, and employees. These warrants have an exercise price of $0.75 per share equal to the market value of the Company’s common stock on the date of issuance, and have ten year expiration dates. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $199,314 as of the date of grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and six months ended September 30, 2007.

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

CryoPort, Inc.

Dated: November 19, 2007	By:	/s/ Peter Berry
Peter Berry, CEO, President

Dated: November 19, 2007	By:	/s/ Dee S. Kelly
Dee S. Kelly, Vice President, Finance (Principal Financial and Accounting Officer)