Form 10QSB
period 2007-12-31
Cryoport, Inc.
filed 2008-02-14
CIK 1124524

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 000-51578

CryoPort, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20382 BARENTS SEA CIRCLE, LAKE FOREST, CA 92630
(Address of principal executive offices)

(949) 470-2300
(Issuer’s telephone number)

Former Address: 451 Atlas Street, Brea, CA 92821
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

Yes ☑ No ☐

As of February 10, 2008 the Company had 40,094,733 shares of its $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC. CONSOLIDATED BALANCE SHEET

December 31,
2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$2,789,412
Restricted cash	201,467
Accounts receivable, net	32,588
Inventories	151,010
Prepaid expenses and other current assets	177,470
Total current assets	3,351,947

Fixed assets, net	198,873
Intangible assets, net	1,195
Deferred financing fees, net	366,489
Other assets, net	240,641

$4,159,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$234,818
Accrued expenses	93,691
Accrued warranty costs	57,282
Accrued salaries and related	142,212
Accrued interest on convertible notes payable	94,154
Current portion of convertible notes payable, net of discount of $1,474,535	487,005
Line of credit	120,000
Short term note payable	27,000
Current portion of related party notes payable	150,000
Current portion of note payable to officer	72,000
Total current liabilities	1,478,162

Related-party notes payable and accrued interest payable,
net of current portion	1,593,040
Convertible notes payable, net of current portion and discount of $2,746,165	-
Note payable to officer, net of current portion	143,950

Total liabilities	3,215,152

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares
authorized; 39,975,686 shares issued and outstanding	39,976
Additional paid-in capital	12,860,938
Accumulated deficit	(11,956,921)
Total stockholders’ equity	943,993

$4,159,145

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$9,678	$27,931	$47,666	$54,606

Cost of sales	101,439	45,041	251,350	117,815

Gross loss	(91,761)	(17,110)	(203,684)	(63,209)

Operating expenses:
Selling, general and
administrative expenses	461,358	308,337	1,593,467	1,550,904
Research and development
expenses	41,329	19,904	91,629	58,963

Total operating expenses	502,687	328,241	1,685,096	1,609,867

Loss from operations	(594,448)	(345,351)	(1,888,780)	(1,673,076)

Interest expense, net	(622,745)	(53,997)	(701,391)	(105,661)

Loss before income taxes	(1,217,193)	(399,348)	(2,590,171)	(1,778,737)

Income taxes	-	-	1,600	800

Net loss	$(1,217,193)	$(399,348)	$(2,591,771)	$(1,779,537)

Net loss available to common
stockholders per common share:
Basic and diluted loss per
common share	$(0.03)	$(0.01)	$(0.07)	$(0.05)
Basic and diluted weighted
average common shares
outstanding	39,863,184	30,295,029	39,160,355	30,199,846

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,591,771)	$(1,779,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,939	19,155
Bad debt recovery	(1,800)	(7,256)
Amortization of deferred financing costs	46,987	3,214
Amortization of debt discount	516,643	23,804
Stock issued to consultants	392,500	-
Estimated fair value of stock options issued to consultants, employees and directors	307,011	1,053,303
Changes in operating assets and liabilities:
Accounts receivable	(20,616)	26,998
Inventories	(5,002)	38,152
Prepaid expenses and other current assets	(45,546)	(10,550)
Other assets	(24,712)	-
Accounts payable	(71,864)	146,652
Accrued expenses	(3,536)	(14,424)
Accrued warranty costs	1,875	(3,274)
Accrued salaries and related	(27,325)	97,964
Accrued interest	162,231	78,643

Net cash used in operating activities	(1,338,986)	(327,156)

Cash flows used in investing activities:
Restricted cash	(200,000)	-
Purchases of fixed assets	(172,911)	-

Net cash used in investing activities	(372,911)	-

Cash flows from financing activities:
Proceeds from borrowings under notes payable	-	85,000
Proceeds from borrowings under line of credit	120,000	-
Proceeds from borrowings under convertible notes, net of cash financing fees	3,436,551	98,500
Payment of deferred financing costs	-	(12,805)
Repayment of short term note payable	(40,000)	-
Repayment of related party notes payable	(60,000)	(15,000)
Repayment of note payable to officer	(27,000)	-
Proceeds from issuance of common stock, net	699,866	191,290
Proceeds from exercise of options and warrants	107,500	-

Net cash provided by financing activities	4,236,917	346,985

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net change in cash and cash equivalents	2,525,020	19,829

Cash and cash equivalents, beginning of period	264,392	4,723

Cash and cash equivalents, end of period	$2,789,412	$24,552

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,405	$-
Income taxes	$1,600	$800

Supplemental disclosure of non-cash activities:

Estimated fair value of common stock issued and warrants granted in connection with prepaid consulting agreement	$349,834	$-

Warrants issued as deferred financing costs in connection with convertible debt financing	$525,071	$-

Value of warrants and conversion feature recorded as debt discount in connection with convertible debt financing, net of allocated issuance costs	$3,320,257	$-

Conversion of debt and accrued interest to common stock	$128,857	$-

Value of warrants issued to lessor	$15,486	$-

Purchase of fixed assets with warrants	$10,000	$-

Conversion of accrued salaries to note payable	$-	$242,388

Beneficial conversion feature on convertible debt	$-	$84,667

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

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

Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. It is suggested that the unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

CryoPort, Inc. (the “Company”) was originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990 as a Nevada Corporation. The Company was engaged in the business of designing and building exotic body styles for automobiles compatible with the vehicle’s existing chassis. In March 2005, the Company entered into a Share Exchange Agreement, recorded as a reverse acquisition, with CryoPort Systems, Inc. (“CryoPort Systems”), a California corporation originally formed in 1999 as a California limited liability company and reorganized into a California corporation on December 11, 2000. CryoPort Systems was founded to capitalize on servicing the transportation needs of the growing global “biotechnology revolution.” As a result of the reverse acquisition, on March 16, 2005, the Company changed its name to CryoPort, Inc.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

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

Going Concern

On October 1, 2007, the Company received net proceeds of $3,436,551 from the Debentures (see Note 6). Management projects that these proceeds will allow the launch of the Company’s new CryoPort Express® One-Way Shipper and provide the Company with the ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company generated revenues from operations of only $47,666, incurred a net loss of $2,591,771, and used $1,338,986 in its operating activities during the nine month period ended December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern; however, as a result of the recent financing, the Company had an aggregate cash and cash equivalents and restricted cash balance of $2,990,879 at December 31, 2007 which will be used to fund the sales and marketing efforts as well as provide the working capital required for the Company’s launch of the CryoPort Express® One-Way Shipper and is expected to provide the Company with the means for eventual achievement of sustained profitable operations.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, allowances for inventory obsolescence, accrued warranty costs, deferred tax assets and their accompanying valuations, product liability reserves and the valuations of common stock shares, warrants and stock options issued for products or services.

Cash and Cash Equivalents

The Company considers highly-liquid investments with original maturities of 90 days or less to be cash equivalents.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 4.38% which serves as collateral for borrowings under a line of credit agreement (see Note 4). At December 31, 2007 the Company’s balance in the certificate of deposit was $201,467.

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2007 the Company had $2,763,891 of cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $5,400 as of December 31, 2007, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe, Latin America, Asia and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During the nine month periods ended December 31, 2007 and 2006, the Company had foreign sales of approximately $3,500 and $27,000, respectively, which constituted approximately 7% and 55%, respectively, of net sales.

The majority of the Company’s customers are in the bio-tech, bio-pharmaceutical and animal breeding industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, note payable to officer, line of credit, convertible notes payable, accounts payable, accrued expenses and a note payable to a third party. The carrying value for all such instruments, except the related party notes payable, approximates fair value at December 31, 2007. The difference between the fair value and recorded values of the related party notes payable is not significant.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Work in process and finished goods include material, labor and applied overhead. Inventories at December 31, 2007 consist of the following:

Raw materials	$47,540
Work in process	60,885
Finished goods	42,585
$151,010

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Furniture and fixtures	7 years
Machinery and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life

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
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets

Patents and trademarks are amortized, using the straight-line method, over their estimated useful life of five years.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Accrued Warranty Costs

Estimated costs of the standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the extended warranty plan are expensed as incurred.

The following represents the activity in the warranty accrual account during the nine month periods ended December 31:

	2007	2006

Beginning warranty accrual	$55,407	$59,532
Increase in accrual (charged to cost of sales)	4,875	3,852
Charges to accrual (product replacements)	(3,000)	(7,126)
Ending warranty accrual	$57,282	$56,258

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
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

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

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the nine month periods ended December 31, 2007 and 2006, the Company expensed approximately $15,000 and $8,000, respectively, in advertising costs.

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

As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine month periods ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine month periods ended December 31, 2007 and 2006 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of December 31, 2007, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

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

	December 31,	December 31,
	2007	2006
Stock options and warrants:
Expected term	5 years	5 years
Expected volatility	279%	233%
Risk-free interest rate	4.75%	4.82%
Expected dividends	-	-

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

A summary of employee and director options and warrant activity for the nine month period ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	3,747,563	$0.59	7.46
Granted	266,000	$0.75	9.67
Exercised	(50,000)	$1.00	-
Forfeited	-	$-

Outstanding and exercisable at December 31, 2007	3,963,563	$0.57	6.93	$4,835,547

There were no vesting of prior warrants or stock options issued to employees and directors during the nine months ended December 31, 2007. During the nine months ended December 31, 2006, in connection with the vesting of prior options issued, the Company recorded total charges of $1,053,303 in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses in the accompanying consolidated statement of operations. No employee or director warrants or stock options expired during the nine months ended December 31, 2007 and 2006. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of March 31, 2007, all previously issued stock options and warrants were fully vested. Therefore, as of December 31, 2007 there were no unvested stock options or warrants and no unrecognized compensation cost related to employee and director stock based compensation arrangements. The total fair value of shares vested during the nine months ended December 31, 2007 and 2006 was $0 and $215,505 respectively.

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
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter "C" corporation and files a federal income tax return. The Company files separate state income tax returns for California and Nevada.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 8).

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 46,556,651 as for the period ended December 31, 2007 and 35,688,554 for the period ended December 31, 2006.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, (“EITF 98-05”) and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 6).

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective on April 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations and financial condition.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Commitments

On July 2, 2007, the Company entered into a new lease agreement with Viking Investors - Barents Sea, LLC for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease requires lease payments of approximately $15,000 per month. In connection with the lease agreement, the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company has capitalized and is amortizing the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long-term assets. As of December 31, 2007, the unamortized balance of the value of the warrants issued to the lessor was $11,850.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 3 - COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 4 - LINE OF CREDIT

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on prime less 1% per annum (totaling 6.5% as of December 31, 2007). The Company utilizes the funds advanced from the Line for capital equipment purchases to support the launch of the Company’s newly developed product, the CryoPort Express® One-Way Shipper. As of December 31, 2007, the outstanding balance of the Line was $120,000, which equals the total amounts received against the Line. During the nine months ended December 31, 2007, the Company recorded interest expense of $1,405 related to the Line.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 5 - NOTES PAYABLE

As of December 31, 2007, the Company had aggregate principal balances of $1,279,500 in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increase by an aggregate of $2,500 every six months to a maximum of $10,000 per month. As of December 31, 2007, the aggregate principal payments totaled $7,500 per month and are scheduled to increase to an aggregate of $10,000 per month beginning January 2008. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $59,199 and $65,349 for the nine months ended December 31, 2007 and 2006, respectively. Accrued interest, which is included in notes payable in the accompanying consolidated balance sheet, related to these notes amounted to $463,540 as of December 31, 2007. As of December 31, 2007, the Company had not made the required payments under the related-party notes which were due on October 1, November 1, and December 1, 2007. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On January 31, 2008, the Company paid the October 1 note payments due on these related-party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these payments will increase to $6,000 and remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note will begin to accrue on January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008. As of December 31, 2007, the total amount of deferred salaries under this arrangement was $215,950, of which $143,950 is recorded as a long-term liability in the accompanying consolidated balance sheet.

The Company has a non-interest bearing note payable to a third party for $77,304, which was due in April 2003. The Company has agreed to make payments of $5,000 per month through April 2008 and a final $7,000 payment in April 2008. As of December 31, 2007, the remaining unpaid balance was $27,000.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE NOTES PAYABLE

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Related to the issuance of the convertible debentures, the Company paid commissions to the broker totaling $15,600, which were capitalized as deferred financing costs. During the nine months ended December 31, 2007, the Company amortized $4,699 of deferred financing costs to interest expense.

Per the terms of the convertible debenture agreements, the notes had a term of 180 days from issuance and were redeemable by the Company with two days notice. The notes bore interest at 15% per annum and were convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes were used in the ongoing operations of the Company. During the nine months ended December 31, 2007, the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 shares of common stock at a conversion price of $0.15 per share. As of December 31, 2007, the remaining balance of the convertible debenture notes and accrued interest was zero. During the nine months ended December 31, 2007, the Company recorded interest expense of $2,784 related to these notes.

In connection with the issuance of the convertible debt, the Company recorded a debt discount totaling $106,167 related to the beneficial conversion feature of the notes. The Company amortized the debt discount using the effective interest method through the maturity dates of the notes. As of December 31, 2007, the remaining balance of the debt discount was zero. During the nine months ended December 31, 2007, the Company recorded additional interest expense of $29,638 related to the amortization of the debt discount.

On October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551.

The principal amount under the Debentures is payable to the investors in 24 monthly payments with a combined total of $196,194 beginning April 1, 2008. The Company may elect to make principal payments in shares of common stock. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the principal payment date

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE NOTES PAYABLE, continued

Interest payments are payable in cash quarterly commencing on January 1, 2008.  The Company may elect to make interest payments in shares of common stock provided, generally, that it is not in default under the Debentures and there is then in effect a registration statement with respect to the shares issuable upon conversion of the Debentures or upon exercise of warrants issued to the holders in connection with the Debentures as discussed below.  If the Company elects to make interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date.

At any time, holders may convert the Debentures into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).

The Debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (collectively, the “Warrants”). Valuation of these warrants as calculated using the Black Scholes option pricing model equaled $7,838,791 on the date of grant.

Under EITF 00-27, the value of the warrants issued to the investors is calculated relative to the total amount of the debt offering. The relative fair value of the warrants issued to the investors was determined to be $2,941,267, or 62.5% of the total offering. The relative fair value of the warrants, along with the effective beneficial conversion feature of the debt ($3,557,761) and the face value discount given to the investors ($706,154), totaled in excess of the face amount of the Debentures. As such, the Company recorded a debt discount equal to the face value of the Debentures of $4,707,705. The debt discount is being amortized by the Company through the maturity dates of the Debentures. As of December 31, 2007, the unamortized balance of the debt discount was $4,220,700. During the nine months ended December 31, 2007, the Company recorded additional interest expense of $487,005 related to the amortization of the debt discount.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 6 - CONVERTIBLE NOTES PAYABLE, continued

Financing fees of $565,000, including placement agent fees of $440,000 and legal and other fees of $125,000, were paid in cash from the gross proceeds of the Debentures. Joseph Stevens and Company (“Joseph Stevens”) acted as sole placement agent in connection with the financing transaction. Also in connection with the financing transaction, the Company issued Joseph Stevens three-year warrants to purchase 560,364 shares of the Company’s common stock exerciseable at $0.84 per share. The valuation of the warrants issued to Joseph Stevens as calculated using the Black Scholes option pricing model was $525,071.

The total financing fees of $1,090,071 related to the financing transaction have been allocated to the equity and debt components of the financing. The Company has recorded 62.5% of the financing fees ($681,294) as costs related to the issuance of the equity instruments, and as such has netted those amounts against additional paid-in capital as of the date of the financing. The remaining 37.5% ($408,777) has been recorded as deferred financing fees on the Company’s consolidated balance sheet as of December 31, 2007. The deferred financing fees are being amortized by the Company through the maturity dates of the Debentures under the effective interest method. During the nine months ended December 31, 2007, the Company recorded additional interest expense of $42,288 related to the amortization of the deferred financing fees.

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the Debentures and exercise of the Warrants. Pursuant to the registration rights agreement, on November 9, 2007 the Company filed a Registration Statement on Form SB-2. On January 25, 2008, the registration statement, as amended, became effective with the Securities and Exchange Commission. Per the terms of the registration rights agreement, following the effective date of the registration statement, the Company may force conversion of the Debentures if the market price of the common stock is at least $2.52 for 30 consecutive days.  The Company may also prepay the Debentures in cash at 120% of the then outstanding principal.

NOTE 7 - EQUITY

On August 3, 2006, the Company issued a total of 846,750 warrants to purchase shares of the Company’s common stock to various consultants, board members, and employees. The Company has determined the fair value of the issued warrants, based on the Black Scholes pricing model, to be approximately $839,755 as of the date of grant. The assumptions used under the Black Scholes pricing model included: a risk free rate of 4.82%; volatility of 233%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and nine months ended December 31, 2006.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 7 - EQUITY, continued

During the nine months ended December 31, 2007, 156,250 warrants were exercised at an average price of $0.69 per share for proceeds of $107,500.

In connection with Agency Agreements with a broker to raise funds in private placement offerings of common stock under Regulation D, during the nine months ended December 31, 2007, the Company sold 3,652,710 shares of the Company’s common stock to investors at an average price of $0.22 per share for proceeds of $699,866 to the Company, net of issuance costs of $89,635.

In October 2007, the Company issued a total of 40,625 warrants to purchase shares of the Company’s common stock at an average price of $2.50 per share to investors in connection with funds raised in private placement offerings. The warrants have exercise periods of 18 months originating from the related investment date. The expiration date for these warrants is February 28, 2009.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. During the nine months ended December 31, 2007, the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 common stock shares at a conversion price of $0.15 per share (see Note 6).

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

In April 2007, the Company issued 375,000 shares of restricted common stock in lieu of fees paid to a consultant. These shares were issued at a value of $1.02 per share (based on the underlying stock price on the agreement date after a fifteen percent deduction as the shares are restricted) for a total cost of $382,500 which has been included in selling, general and administrative expenses for the nine months ended December 31, 2007.

On July 2, 2007, in connection with the facility lease agreement, the Company issued 10,000 warrants to the lessor, at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The Company is amortizing the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long term assets. As of December 31, 2007, the unamortized balance of the value of the warrants issued to the lessor was $11,580 and $3,636 has been included in selling, general and administrative expenses as additional rent expense for the nine months ended December 31, 2007.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 7 - EQUITY, continued

On July 30, 2007, in connection with the purchase of manufacturing equipment, the Company issued 79,208 warrants to the seller at an exercise price of $1.01 per share, with a five year term. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $79,926 as of the date of grant of which $10,000 has been recorded as fixed assets as of December 31, 2007 (which approximates the fair market value of the equipment acquired) and $69,926 has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for services performed by the seller for the three and nine months ended December 31, 2007.

On August 21, 2007, in connection with the extension of payment terms of outstanding amounts owed, the Company issued 20,000 warrants to First Capital Investors, LLC, at an exercise price of $0.75 per share with a term of two years. The Company has determined the fair value of the issued warrants, based on the Black Scholes pricing model, to be $14,984 as of the date of grant which has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and nine months ended December 31, 2007.

On August 27, 2007, the Company issued a total of 266,000 warrants to purchase shares of the Company’s common stock to various consultants, board members, and employees. These warrants have an exercise price of $0.75 per share equal to the market value of the Company’s common stock on the date of issuance, and have ten year expiration dates. The Company has determined the fair value of the issued warrants, based on the Black Scholes pricing model, to be approximately $199,314 as of the date of grant. The assumptions used under the Black Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and nine months ended December 31, 2007.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 7 - EQUITY, continued

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month. Pursuant to the terms of this 36 month consulting agreement, the Company issued 150,000 S-8 registered shares at $0.80 per share and a total value of $120,000, and 250,000 fully vested and non forfeitable warrants at an exercise price of $1.50 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black Scholes option pricing model. On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company has recorded the combined value of $349,834 of the shares and warrants issued as prepaid expense which is being amortized over the life of the services agreement. As of December 31, 2007, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $320,683, and $29,151 has been amortized and included in selling, general and administrative expenses as outside services expense for the nine months ended December 31, 2007.

On October 16, 2007, the shareholders approved an increase in the total number of voting common shares authorized to be issued to 125,000,000 shares.

On October 1, 2007, in connection with the convertible debenture financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (see Note 6).

Also in connection with the convertible debenture financing transaction, the Company issued Joseph Stevens and Company three year warrants to purchase 560,364 shares of the Company’s common stock at $0.84 per share (see Note 5).

During the nine months ended December 31, 2007 and 2006, compensation expense from the vesting of options issued to employees and non-employees totaled $0 and $215,505, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 2).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 8 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and nine month periods ended December 31:

	For Three Months Ended		For Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share: Net loss available to common stockholders	$(1,217,193)	$(399,348)	$(2,591,171)	$(1,779,537)

Denominator for basic and diluted loss per common share: Weighted average common shares outstanding	39,863,184	30,295,029	39,160,355	30,199,846

Net loss per common share available to common stockholders, basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.05)

NOTE 9 - RELATED PARTY TRANSACTIONS

In June 2005, the Company retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee of $6,500. At that same time, Mr. Cannon also became the Company’s Secretary and a member of the Company’s Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the nine months ended December 31, 2007 and 2006 was $67,500 and $27,254, respectively.

See Note 5 for related-party debt disclosures.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For The Three and Nine Months Ended December 31, 2007 and 2006

NOTE 10 - SUBSEQUENT EVENTS

On January 31, 2008, $100,000 of Debentures was converted by an investor. Using the conversion rate of $0.84 per the terms of the Debenture, 119,047 registered common stock shares were issued to the investor.

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

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations for each of the three and nine months ended December 31, 2007 and 2006, the consolidated statements of cash flows for the nine months ended December 31, 2007 and 2006 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2007 and 2006 and for the years then ended included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

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

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2007 and 2006 financial statements, the Company has incurred recurring losses from operations and has a stockholders’ deficit. These factors, among others, have raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $2,591,771 and $1,779,537 during the nine month periods ended December 31, 2007 and 2006. In addition, the Company used $1,338,986 in its operating activities during the nine months ended December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations. In response to this need for capital, on October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a combined principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.   After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551 (see Note 6 to the accompanying unaudited consolidated financial statements). Management projects that these proceeds will allow the launch of the Company’s new CryoPort Express® One-Way Shipper and provide the Company with the ability to continue as a going concern, which the Company expects to be reflected in its next quarterly reporting.

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

2) Continuing to minimize operating and financing expenditures as necessary to ensure the availability of funds until revenues generated and cash collections adequately support the continued business operations. The Company’s largest expenses for the nine months ended December 31, 2007, relate to non-cash expenses including (i) $516,643 non-cash expense included in interest expense relating to the amortization of discounts on convertible debentures, (ii) non-cash expense recorded in selling, general and administrative costs of $392,500 which were primarily related to the payment of 375,000 common stock shares in lieu of cash for consulting services relating to achieving financing arrangements for the Company, (iii) $307,011 non-cash expense recorded in selling, general and administrative costs related to the valuation of warrants issued to various consultants, directors, and employees, and (iv) approximately $94,000 interest expense on the convertible debentures which the Company intends to pay in common stock shares at a conversion rate of $0.84. For the nine months ended December 31, 2007 the Company also incurred cash expenses of (i) approximately $76,000 for the audit fees related to the filing of the Company’s annual and quarterly reports, SB-2 filing pursuant to the requirements of the convertible debentures financing, and to the filing of the Company’s annual tax returns and (ii) approximately $27,000 moving expenses incurred for the relocation of the Company’s operations from Brea, California to Lake Forest, California. The remaining operating expenses for the nine months ended December 31, 2007 of approximately $822,000 related primarily to minimal personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

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

Research and Development

The Company has completed the research and development efforts associated with phase one of its new product line, the CryoPort Express® One-Way Shipper System, a line of use-and-return dry cryogenic shippers, for the transport of biological materials. The Company continues to provide ongoing research associated with the CryoPort Express® One-Way Shipper System, as it develops improvements both the manufacturing processes and product materials for the purpose of achieving additional cost efficiencies. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the nine months ended December 31, 2007 and 2006, research and development costs were $91,629 and $58,963, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

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

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors related to the Company’s 2000 Equity Incentive Plan based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for each of the nine month periods ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the each of the nine month periods ended December 31, 2007 and 2006 was zero as the Company has not had a significant history of forfeitures.

Convertible Debentures. If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, (“EITF 98-05”) and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 6).

Results of Operations

Three months ended December 31, 2007 compared to three months ended December 31, 2006:

Net Sales. During the three months ended December 31, 2007, the Company generated $9,678 from reusable shipper sales compared to revenues of $27,931 in the same period of the prior year, a decrease of $18,253 (65%). This revenue decrease is primarily as a result of the decline in sales as a result of the Company’s shift in its sales and marketing focus initiated during fiscal year 2006 to allow for the planning of the introduction of the one-way shipper into the bio-pharmaceutical and bio-tech industry sectors. This shift allowed the marketing and sales efforts to focus on research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for a timely and successful launch of the CryoPort Express® One-Way Shipper System in anticipation of attaining adequate financing sources to support the product launch efforts.

Gross Profit/Loss. Gross loss for the three month period ended December 31, 2007 increased by $74,651 (436%) to $91,761 compared to $17,110 for the three month period ended December 31, 2006. The increase in the gross loss is mainly attributable to increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down as a result of the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007. During both periods cost of sales exceeded sales due to plant under utilization.

Cost of sales for the three month period ended December 31, 2007 increased $56,398 (125%) to $101,439 from $45,041 for the three month period ended December 31, 2006 primarily as the result of increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down for the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $153,021 (50%) to $461,358 for the three month period ended December 31, 2007 as compared to $308,337 for the three month period ended December 31, 2006 due primarily to a $76,736 (28%) increase in general and administrative expenses from $278,865 for the three month period ended December 31, 2006 to $355,601 for the three month period ended December 31, 2006 and to a $76,285 (259%) increase in sales and marketing expenses from $29,472 for the three month period ended December 31, 2006 to $105,757 for the three month period ended December 31, 2007. These increases in the combined selling, general and administrative expenses are due to increased compensation and related costs as a result of personnel layoffs in 2006, increased travel and related meeting costs associated with the planning for the launch of the CryoPort Express® One-Way Shipper and increased administrative costs associated to the filing of the Company’s Form SB-2 with the Securities and Exchange Commission for the registration of shares pursuant to the requirements of the convertible debenture agreements issued in October 2007.

Research and Development Expenses. Research and development expenses increased by $21,425 (108%) to $41,329 for the three month period ended December 31, 2007 as compared to $19,904 for the three month period ended December 31, 2006 related to the costs associated with the increase in consultant and travel expenses for additional research and development activity in anticipation of the launch of the CryoPort Express® One-Way Shipper System expected for the second quarter of calendar year 2008, as the Company strives to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expense. Interest expense increased $598,591 to $652,578 for the three month period ended December 31, 2007 as compared to $53,997 for the three month period ended December 31, 2006. This increase is primarily due to $487,005 of amortized debt discount, $42,288 of amortized financing fees and $94,154 of accrued interest, all related to the convertible debentures issued in November 2006 and October 2007. These increases were offset by reduction in interest expense for related party notes payable as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $29,833 for the three month period ended December 31, 2007 as compared to zero for the three month period ended December 31, 2006 as the result of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007.

Net Loss. As a result of the factors described above, the net loss for the three months ended December 31, 2007 increased by $817,645 (205%) to $1,217,193 or ($0.03) per share compared to $399,548 or ($0.01) per share for the three months ended December 31, 2006.

Nine months ended December 31, 2007 compared to nine months ended December 31, 2006:

Net Sales. During the nine months ended December 31, 2007, the Company generated $47,666 from reusable shipper sales compared to revenues of $54,606 in the same period of the prior year, a decrease of $6,940, (13%). This revenue decrease is primarily as a result of the decline in sales as a result of the Company’s shift in its sales and marketing focus initiated during fiscal year 2006 to allow for the planning of the introduction of the one-way shipper into the bio-pharmaceutical and bio-tech industry sectors. This shift allowed the marketing and sales efforts to focus on research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for a timely and successful launch of the CryoPort Express® One-Way Shipper System in anticipation of attaining adequate financing sources to support the product launch efforts.

Gross Profit/Loss. Gross loss for the nine month period ended December 31, 2007 increased by $140,475 (222%) to $203,684 compared to $63,209 for the nine month period ended December 31, 2006. The increase in the gross loss is mainly attributable to increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down as a result of the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007. During both periods cost of sales exceeded sales due to plant under utilization.

Cost of sales for the nine month period ended December 31, 2007 increased $133,535 (113%) to $251,350 from $117,815 for the nine month period ended December 31, 2006 primarily as the result of increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down for the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $42,563 (3%) to $1,593,467 for the nine month period ended December 31, 2007 as compared to $1,550,904 for the nine month period ended December 31, 2006 due primarily to a $105,123 (103%) increase in selling and marketing expenses from $102,181 for the nine month period ended December 31, 2006 to $207,304 for the nine month period ended December 31, 2006 partially offset by a $62,560 (4%) decrease in general and administrative expenses from $1,448,723 for the nine month period ended December 31, 2006 to $1,386,163 for the nine month period ended December 31, 2007. The increase in the selling and marketing expenses are due to increased compensation and related costs as a result of personnel layoffs in 2006 and to increased travel and related meeting costs associated with the planning for the launch of the CryoPort Express® One-Way Shipper. The decreased general and administrative costs are due to the higher valuation in the prior year of the warrants issued to employees and consultants as compared to the valuation of warrants issued to employees and consultants in the current year which was offset by increased costs associated to the filing of the Company’s Form SB-2 with the Securities and Exchange Commission for the registration of shares pursuant to the requirements of the convertible debenture agreements issued in October 2007.

Research and Development Expenses. Research and development expenses increased by $32,666 (55%) to $91,629 for the nine month period ended December 31, 2007 as compared to $58,963 for the nine month period ended December 31, 2006 related to the costs associated with the increase in consultant and travel expenses for additional research and development activity in anticipation of the launch of the CryoPort Express® One-Way Shipper System expected for the second quarter of calendar year 2008, as the Company strives to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expense. Interest expense increased $625,563 to $731,224 for the nine month period ended December 31, 2007 as compared to $105,661 for the nine month period ended December 31, 2006. This increase is primarily due to $516,643 of amortized debt discount, $94,154 of accrued interest, and $46,987 of amortized financing fee, all related to the convertible debentures issued in October 2007. These increases were offset by reductions in related party notes payable as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $29,833 for the nine month period ended December 31, 2007 as compared to zero for the nine month period ended December 31, 2006 as the result of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007.

Net Loss. As a result of the factors described above, the net loss for the nine months ended December 31, 2007 increased by $812,234 (46%) to $2,591,771 or ($0.07) per share compared to $1,779,537 or ($0.05) per share for the nine months ended December 31, 2006.

Assets and Liabilities

At December 31, 2007, the Company had total assets of $4,159,145 compared to total assets of $483,687 at March 31, 2007, an increase of $3,675,458. Cash was $2,990,879 as of December 31, 2007, an increase of $2,726,487 from $264,392 in cash on hand as of March 31, 2007. During the nine month period ended December 31, 2007, cash provided by financing activities of $4,236,917 was offset by cash used in operations of $1,338,986 and cash used in investing activities of $372,911. As of February 11, 2008, the Company’s cash on hand was approximately $2,789,000. The increase in current cash on hand is due to the funds received as a result of the Company’s recent issuance of convertible debentures (see Note 6 of the accompanying unaudited consolidated financial statements).

Net accounts receivable at December 31, 2007 was $32,588, an increase of $22,416 (220%) from $10,172 at March 31, 2007. This increase is due to the revenue increase primarily as a result of increased sales of reusable shippers to a national distributor from July through October 2007.

Net inventories increased $5,002 (3%), to $151,010 as of December 31, 2007, from $146,008 as of March 31, 2007. The increase in inventories is due to the purchases of raw materials during November and December 2007 for the planned build-up of dewar inventory in anticipation of the launch of the CryoPort Express® One-Way Shipper System. This increase from purchases was partially offset by usages of inventory during the nine months ended December 31, 2007 in order fulfill increased sales of reusable shippers to a national distributor from July through September 2007.

Net fixed assets increased $160,473 to $198,873 at December 31, 2007 from $38,400 at March 31, 2007 as a result of increases of $182,911 for purchases of additional production equipment during December 31, 2007 to support the anticipated increased manufacturing operations for the launch of the CryoPort Express® One-Way Shipper System, which was partially offset by $22,438 depreciation for the nine months ended December 31, 2007.

Intangible assets decreased to $1,195 at December 31, 2007 from $4,696 at March 31, 2007 as a result of amortization in the amount of $3,501 for the nine months ended December 31, 2007.

The Company has recorded the combined value of $349,834 of the valuation of shares and warrants as calculated using the Black Scholes option pricing model issued to Carpe DM under a 36 month consulting agreement to as prepaid expense which is being amortized over the life of the services agreement. As of December 31, 2007, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $320,683 of which $116,604 is included in prepaid expenses and other current assets and $204,079 is included in deferred contract fees as a non-current asset.

Net deferred financing fees increased $361,790 to $366,489 at December 31, 2007 compared to $4,699 at March 31, 2007 due to the addition of $408,777 in deferred financing fee related to the October 1, 2007 convertible debentures less $42,288 of amortization of those fees during the nine months ended December 31, 2007 and less $4,699 for the amortization of the remaining deferred financing fees related to the November 2006 Convertible debentures during the nine months ended December 31, 2007.

Total liabilities at December 31, 2007 were $3,215,152, an increase of $443,633 (16%) from $2,771,519 as of March 31, 2007. Accounts payable was $234,818 at December 31, 2007, a decrease of $71,864 from $306,682 at March 31, 2007. The accounts payable decrease is primarily due to the decreased accounting, consultant, and legal fees payable resulting from the payments towards aged invoices which had previously been delayed due to cash restrictions. This decrease was offset by additional payables related to manufacturing equipment purchases during November and December 2007. Accrued expenses increased $3,536 (4%) to $93,691 at December 31, 2007 from $97,227 at March 31, 2007. Accrued warranty costs increased $1,875 (3%) to $57,282 at December 31, 2007 from $55,407 as of March 31, 2007 relating to additional accrual for the higher number products shipped during the nine months ended December 31, 2007. Accrued salaries were $142,212 at December 31, 2007, a decrease of $27,325 (16%) from $169,537 at March 31, 2007. This decrease is due to payments made to Mr. Berry against the deferrals of his prior year salary and bonus which were offset by the accrual of bonuses for the current year.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From November 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Related to the issuance of the convertible debentures, the Company paid commissions to the broker totaling $15,600, which were capitalized as deferred financing costs. During the nine months ended December 31, 2007, the Company amortized $4,699 of deferred financing costs to interest expense.

Per the terms of the convertible debenture agreements, the notes had a term of 180 days from issuance and were redeemable by the Company with two days notice. The notes bore interest at 15% per annum and were convertible into shares of the Company’s common stock at a ratio of 6.67 shares for every dollar of debt converted. The proceeds of the convertible notes were used in the ongoing operations of the Company. During the nine months ended December 31, 2007 the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 shares of common stock at a conversion price of $0.15 per share. As of December 31, 2007, the remaining balance of the November 2006 convertible debenture notes and accrued interest was zero. During the nine months ended December 31, 2007, the Company recorded interest expense of $2,784 related to these notes.

In connection with the November 2006 issuance of the convertible debt, the Company recorded a debt discount totaling $106,167 related to the beneficial conversion feature of the notes. The Company amortized the debt discount using the effective interest method through the maturity dates of the notes. As of December 31, 2007, the remaining balance of the debt discount for the November 2006 convertible debentures was zero.

On October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (collectively, the “Warrants”). Valuation of these warrants as calculated using the Black Scholes option pricing model equaled $7,838,791 on the date of grant.

Under EITF 00-27, the value of the warrants issued to the investors is calculated relative to the total amount of the debt offering. The relative fair value of the warrants issued to the investors was determined to be $2,941,267, or 62.5% of the total offering. The relative fair value of the warrants, along with the effective beneficial conversion feature of the debt ($3,557,761) and the face value discount given to the investors ($706,154), totaled in excess of the face amount of the Debentures. As such, the Company recorded a debt discount equal to the face value of the Debentures, $4,707,705. The debt discount is being amortized by the Company through the maturity dates of the Debentures. As of December 31, 2007, the unamortized balance of the debt discount was $4,220,700. During the nine months ended December 31, 2007, the Company recorded additional interest expense of $487,005 related to the amortization of the debt discount.

Current portion of related party notes payable increased $30,000 from $120,000 at March 31, 2007 to $150,000 at December 31, 2007 due to the scheduled increase in the monthly payment amounts on these notes in accordance with the terms of the promissory notes, beginning October 1, 2006 and April 1, 2007 to total monthly payments due of $5,000 and $7,500 respectively as specified in the terms of the notes. On January 31, 2008, the Company paid the October 1 note payments, due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

Due to a recent rescheduling of note payments on the note payable to Falk Shaff and Ziebell, the outstanding balance of $27,000 is currently reflected as a short term note payable as of December 31, 2007 as compared to the balances as of March 31, 2007 of current portion of notes payable of $24,000 and long term note payable of $35,440. The overall $32,440 decrease in the balance of this note is due to payments of $40,000 made during the nine month period ended December 31, 2007 offset by the accrual of interest of $7,560. The Company made a $5,000 payment in January 2008 and is expected to make $5,000 monthly payments from February 2008 through April 2008 and a final $7,000 payment in May 2008.

Current portion of notes payable to officer increased $27,000 from $45,000 as of March 31, 2007 to $72,000 as of December 31, 2007 due to the scheduled increase in monthly payments from $3,000 to $6,000 beginning in January 2008.

Long-term related party notes payable decreased $30,801 to $1,593,040 at December 31, 2007 from $1,623,841 at March 31, 2007 due to the transfer of an additional $30,000 to the current portion in addition to aggregate payments made of $60,000 against the principal note balances which were offset by additional interest accrued of $59,199 for the nine month period ended December 31, 2007.

Notes payable to officer decreased $54,000 from $197,950 as of March 31, 2007 to $143,950 as of December 31, 2007 due to the $27,000 increase in the current portion of the note and to the $27,000 paid against the principal balance during the nine months ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company’s current assets of $3,351,947 exceeded its current liabilities of $1,478,162 by $1,873,785. Approximately 15% of current liabilities represent accrued salaries and current portion of note payable to officer for executives who have opted to defer taking salaries until the Company has achieved positive operating cash flows.

Total cash increased $2,726,487 to $2,990,879 at December 31, 2007 from $264,392 at March 31, 2007 as a result of $4,236,917 cash provided by financing activities due to proceeds from borrowings under convertible notes and line of credit, the issuance of common stock and the exercise of warrants during the nine month period ended December 31, 2007, which were offset by funds used in operating activities of $1,337,519 and purchases of fixed assets of $172,911.

Total assets increased $3,675,458 to $4,159,145 as of December 31, 2007 compared to $483,687 as of March 31, 2007 mainly as a result of the increase cash due to proceeds from borrowings under convertible notes and line of credit, the issuance of common stock and the exercise of warrants as well as increases in fixed assets, other assets and accounts receivable.

The Company’s total outstanding indebtedness increased $443,632 to $3,215,151 at December 31, 2007 from $2,771,519 at March 31, 2007 primarily from the issuance of convertible debentures offset by unamortized discounts, the conversion of convertible notes payable to common stock and the decrease in accrued salaries for the payment of accrued salary and bonus.

In connection to Agency Agreements with a broker to raise funds in private placement offerings of common stock under Regulation D, during the nine months ended December 31, 2007, the Company sold 3,652,710 shares of the Company’s common stock to investors at an average price of $0.22 per share for proceeds of $699,866 to the Company, net of issuance costs of $89,635.

Item 3. Controls and Procedures

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2007, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Unregistered Sales of Equity Securities

During the nine months ended December 31, 2007, 156,250 warrants were exercised at an average price of $0.69 per share for cumulative proceeds of $107,500.

In connection to Agency Agreements with a broker to raise funds in private placement offerings of common stock under Regulation D, during the nine months ended December 31, 2007, the Company sold 3,652,710 shares of the Company’s common stock to investors at an average price of $0.22 per share for proceeds of $699,866 to the Company, net of issuance costs of $89,635.

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Per the terms of the convertible debenture agreements, the notes have a term of 180 days from issuance and are redeemable by the Company with two days notice. During the nine months ended December 31, 2007 the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 common stock shares at a conversion price of $0.15 per share. See further information in Note 4 to the consolidated financial statements.

In April 2007, the Company issued 375,000 shares of restricted common stock in lieu of fees paid to a consultant. These shares were issued at a value of $1.02 per share (based on the underlying stock price on the agreement date after a fifteen percent deduction as the shares are restricted) for a total cost of $382,500 which has been included in selling, general and administrative expenses for the nine months ended December 31, 2007.

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

On July 30, 2007, in connection with the purchase of manufacturing equipment, the Company issued 79,208 warrants to the seller at an exercise price of $1.01 per share, with a five year term. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $79,926 as of the date of grant of which $10,000 has been recorded as fixed assets as of December 31, 2007 (which approximates the fair market value of the equipment acquired) and $69,926 has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for services performed by the seller for the three and nine months ended December 31, 2007.

On August 21, 2007, in connection with the extension of payment terms of outstanding amounts owed, the Company issued 20,000 warrants to First Capital Investors, LLC, at an exercise price of $0.75 per share with a term of two years. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be $14,986 as of the date of grant which has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and nine months ended December 31, 2007.

On August 27, 2007, the Company issued a total of 266,000 warrants to purchase shares of the Company’s common stock to various consultants, board members, and employees. These warrants have an exercise price of $0.75 per share equal to the market value of the Company’s common stock on the date of issuance, and have ten year expiration dates. The Company has determined the fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $199,314 as of the date of grant. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three and nine months ended December 31, 2007.

In October 2007, the Company issued a total of 40,625 warrants to purchase shares of the Company’s common stock at an average price of $2.50 per share to investors in connection with funds raised in private placement offerings. The warrants have exercise periods of 18 months originating from the related investment date. The expiration date for these warrants is February 28, 2009.

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month. Pursuant to the terms of this 36 month consulting agreement, the Company issued 150,000 of S-8 registered shares at $0.80 per share and a total value of $120,000, and 250,000 warrants at an exercise price of $1.50 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black Scholes option pricing model. On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company has recorded the combined value of $349,834 of the shares and warrants issued as prepaid expense which is being amortized over the life of the services agreement.

In connection with the October 1, 2007 convertible debentures financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (collectively, the “Warrants”). The relative fair value of these warrants as calculated using the Black Scholes option pricing model equaled $2,941,267 on the date of grant.

In connection with the October 2007 convertible debentures financing transaction, the Company issued Joseph Stevens and the Company three year warrants to purchase 560,346 shares of common stock at $0.84 per share. See further information in Note 6 to the consolidated financial statements.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On October 16, 2007, a special shareholders’ meeting was held in Las Vegas, Nevada for the purpose of holding a shareholder vote on a proposal to amend and restate the Company’s Articles of Incorporation. Prior to the meeting and in compliance with Nevada law and the Bylaws of the Company, a Proxy Statement and Proxy were provided to all shareholders of the record date, September 19, 2007. A quorum of shareholders required to hold the meeting were present, appearing either by Proxy or in person. The proposal to Amend and Restate the Company’s Articles of Incorporation passed with 88.5% of the votes present or by Proxy cast in favor of the proposal; 9.9% of the votes present or by Proxy cast against the proposal; and 1.6% of the votes present or by Proxy abstained. The Amended and Restated Articles of Incorporation became effective as of October 16, 2007 and can be viewed as Exhibit 5.1 filed with the Company’s Form 8-K on October 19, 2007. The Amended and Restated Articles of Incorporation effectively increased the total number of voting common stock authorized to be issued of the Company to 125,000,000 and increased the authorized number of directors to nine.

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

CryoPort, Inc.

Dated: February 14, 2008	By:	/s/ Peter Berry
Peter Berry, CEO, President

Dated: February 14, 2008	By:	/s/ Dee S. Kelly
Dee S. Kelly, Vice President, Finance (Principal Financial and Accounting Officer)