Form 10QSB/A
period 2007-09-30
Cryoport, Inc.
filed 2008-02-29
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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

Preliminary Note
On November 19, 2007, the Company filed a Quarterly Report for the period ended September 30, 2007 on Form 10-QSB. The Company is filing this amendment to change some of the disclosures and make the descriptions more accurate.

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For The Three and Six Months Ended September 30, 2007 and 2006

NOTE 8 - SUBSEQUENT EVENTS, continued

The principal amount under the Debentures is payable to the investors in 24 monthly payments with a combined total of $196,194 beginning March 31, 2008. The Company may elect to make principal payments in shares of common stock. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lessor of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the principal payment date.

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

CryoPort, Inc.

Dated: February 29, 2008	By:	/s/ Peter Berry
Peter Berry, CEO, President

Dated: February 29, 2008	By:	/s/ Dee S. Kelly
Dee S. Kelly, Vice President, Finance (Principal Financial and Accounting Officer)