Form 10-K
Cryoport, Inc.
filed 2008-06-30
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number: 000-51578

CRYOPORT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

23082 Barents Sea Circle, Lake Forest, California	92630
(Address of principal executive offices)	(ZipCode)

(949) 470-2300

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Title of each exchange on which registered

Common Stock, $.001 par value	OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer,  a non-accelerated filer, or a smaller reporting company  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The market value of the voting stock held by non-affiliates of the issuer as of September 30, 2007 (most recently completed second fiscal quarter) was approximately $23,723,429.

As of June 27, 2008 the Company had 41,089,703 shares of its $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Inapplicable.

PART I

In this Annual Report on Form 10-K the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its wholly owned subsidiary CryoPort Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

THE COMPANY HAS MADE SOME STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING SOME UNDER “DESCRIPTION OF BUSINESS”, “RISK FACTORS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND ELSEWHERE, WHICH ARE FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS MAY DISCUSS THE COMPANY’S FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF ITS PLAN OF OPERATION OR FINANCIAL CONDITION OR STATE OTHER FORWARD-LOOKING INFORMATION.  IN THIS ANNUAL REPORT ON FORM 10-K, FORWARD-LOOKING STATEMENTS ARE GENERALLY IDENTIFIED BY WORDS SUCH AS “ANTICIPATE”, “PLAN”, “BELIEVE”, “EXPECT”, “ESTIMATE”, AND THE LIKE. FORWARD-LOOKING STATEMENTS INVOLVE FUTURE RISKS AND UNCERTAINTIES, AND THERE ARE FACTORS THAT COULD CAUSE ACTUAL RESULTS OR PLANS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE STATEMENTS. THE FORWARD LOOKING INFORMATION IS BASED ON VARIOUS FACTORS AND IS DERIVED USING NUMEROUS ASSUMPTIONS. A READER, WHETHER INVESTING IN THE COMPANY’S SECURITIES OR NOT, SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF  THIS ANNUAL REPORT ON FORM 10-K. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER FROM PROJECTIONS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

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

PART I

ITEM 1. BUSINESS.

We are a cryogenic transport container company, involved in the safe transport of biological specimens at temperatures below zero centigrade.  While over the past years most of our sales have been derived from the sale of our reusable product line, the Company’s long term potential and prospects will come from the one-way line of products which have been in development over the past four years.

Overview:

The principal focus of the Company is to further develop and launch, the CryoPort Express® One-Way Shipper System, a line of one-time use dry cryogenic shippers for the transport of biological materials. A dry cryogenic shipper is a device that uses liquid nitrogen which is contained inside a vacuum insulated bottle as a refrigerant to provide storage temperatures below minus 150° centigrade.  The dry shipper is designed such that there can be no pressure build up as the liquid nitrogen evaporates, or spillage of liquid nitrogen.  A foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container.  Biological specimens are stored in a “well” inside the container and refrigeration is provided by cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system.  Biological specimens transported using the cryogenic shipper can include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, semen and embryos, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures (less than -150°C).

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

The new CryoPort Express® One-Way Shipper System products shares many of the characteristics and basic design details of the currently available reusable products.  The expected shared characteristics include general geometry and shape, similar liquid capacities and similar thermal performance characteristics.  As a result, much of the market experience gained from the sale of these products is directly relevant to the usage characteristics of the new CryoPort Express® One-Way Shipper System products.  There are two general sizes planned.  A larger size of approximately 5 liters capacity, based on a product that has been produced for 5 years, is planned for shipping larger quantities of material and / or for use when longer holding times are required.  A smaller size of approximately 1 liter capacity is planned for unit dose shipments, or small quantity shipments, that are direct to the end user and thus require shorter holding times.  Because the shipment quantity is fairly small, a shorter holding time capability does not admit an unacceptable financial risk of product loss.  The basis of the migration from reusable status to one-way use status is primarily one of cost and convenience which requires a generally lower cost product.  Lower cost is achieved from higher production quantities, from lower cost materials and from automated manufacturing methods.  The currently ongoing development related to these items is principally focused on material properties, particularly those properties related to the low temperature requirement and the vacuum retention characteristics; i.e., permeability of the materials.  Several different metallic and polymeric materials have been subjected to testing to this point.  One non-traditional material has been qualified and is available for production subject to the demand for higher production quantities that will justify the capital investment.  Other materials are currently being evaluated for long term vacuum retention characteristics by analyzing permeation properties.  These are long term tests that are being conducted by a commercial, well known laboratory.  Further on steps that are required to successfully market the products to a broad spectrum of potential customers are largely related to a perceived need to customize the product characteristics to specific customer’s requirements.  This can only be accomplished once the potential customer is identified and preliminary discussions are begun relative to the specific needs of that customer.  Items potentially involved at this stage include the required holding time, the required product capacity, the impact of the distribution environment from in plant packing to end use unpacking.  We believe that each potential customer may have a specific set of needs that can be satisfied from a catalog like listing of the generic characteristics of the planned products.  Other advances additional to the development work on the cryogenic container include both an improved liquid nitrogen retention system and a secondary protective, spillproof packaging system.  This secondary system, outer packaging has a low cost that lends itself to disposability.  Further, it adds an additional liquid nitrogen retention capability to further assure compliance with IATA and ICAO regulations that prohibit egress of liquid nitrogen from the shipping package

The Company currently occupies approximately 12,000 square feet of manufacturing and office space in Lake Forest, California and has six full-time employees and four consultants.

History:

Cryoport, Inc. (the “Company”) was originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990 as a Nevada Corporation.  Upon completion of a Share Exchange Agreement, on March 15, 2005 the Company changed its name to Cryoport, Inc. and acquired all of the issued and outstanding shares of Cryoport Systems, Inc. in exchange for 24,108,105 shares of its common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction).  Cryoport Systems, Inc, originally formed in 1999 as a California limited liability company and reorganized into a California corporation on December 11, 2000, remains the operating company under Cryoport, Inc.

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

These products, which are in full production at the Company’s Lake Forest, California facility, consist of the AR1000, the DG1000 and the DS650.  The DG1000 is designed for shipping biological material classified as dangerous goods by IATA standards.  This shipper is IATA certified for the shipment of Class 6.2 Dangerous Goods.  The AR1000 is utilized primarily in the veterinary and human assisted reproduction markets.  This shipper may be used where packaging of the biological material need not comply with IATA Packing Instructions 602 or 650.  The DS650 is utilized for the shipment of specimens for diagnosis, treatment or evaluation of disease that must conform to the IATA 650 packaging standards.  In 2005, the Company introduced a new soft case for the same cryogenic Dewar; identified as the PSX1000 and the PS1000.  These units are smaller, lighter in weight, and more easily handled than the units described above.  The PSX1000 shippers are also certified to IATA Packing Instruction 602 and 650.

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

The Company believes the above product configuration satisfies the needs of the markets that require the temperature-critical, frozen and refrigerated transport of biological materials, such as pharmaceutical clinical trials, gene biotechnology, infectious materials handling, and animal and human reproduction.  Due to the Company’s unique proprietary technology and innovative design, its shippers are less prone to losing functional hold time when not kept in an upright position than the competing products.  The Company’s continuing R&D efforts are have lead to the introduction of smaller size units constructed of lower cost materials and utilizing high volume manufacturing methods that is making it practical to offer the CryoPort Express® One-Way Shipper System consisting of limited use cryogenic packages. It is the Company’s intent to phase out the AR1000, DS650 and the DG1000 over the next 6 to 12 months, allowing the Company to concentrate on its cutting-edge technology in the CryoPort Express® One-Way Shipper System.

An important feature of the Company’s shippers, including the CryoPort Express® One-Way Shipper is their compliance with the stringent packaging requirements of IATA Packing Instructions 602 and 650, respectively.  These instructions include the internal pressure (hydraulic) and drop performance requirements.  The Company believes its shippers were the first cost-effective cryogenic shippers to comply with these regulations, which it hopes will substantially enhance product acceptance, and facilitate its marketing efforts for both its reusable shippers and its planned CryoPort Express® One-Way Shipper System.

Biological Material Holders for Infectious and Dangerous Goods. The Company has also developed a patented containment bag which is used in connection with the shipment of infectious or dangerous goods.  The CryoPort Express® One-Way Shipper and the DG1000 shipper inclue watertight primary receptacles (one and one-half millimeter vials.)  Up to five vials are then placed onto aluminum holders and up to fifteen holders (75 vials) are placed into an absorbent pouch, designed to absorb the entire contents of all the vials in the event of leakage.  This pouch containing up to 75 vials is then placed in a watertight secondary packaging plastic bag capable of withstanding cryogenic temperatures, and then sealed.  This entire package is then placed in a unique, patented, secondary containment bag, which is a plastic film based material, critical to the function of the overall cryogenic package.  These bags use a pressure-sensitive adhesive closure much like a common overnight courier envelope.  As a result, these bags are inherently disposable, one-use-only.  This bag is then placed into the well of the cryogenic shipper.

The Company’s Future Products:

The Company’s continuing R&D efforts are expected to lead to the introduction of smaller size units constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the one-time use cryogenic packages offered by the CryoPort Express® One-Way Shipper System.

The Company is currently in transition from the hard case reusable shippers to the CryoPort Express® One-Way Shipper System. The phase-out of these reusable shippers is planned over the next 6 to 12 months. The Company plans to continue research and development efforts to continually improve the features of the CryoPort Express® One-Way Shipper and to further enable both higher mass manufacturing and additional cost reduction opportunities.

The Company’s driving logic in developing the CryoPort Express® One-Way Shipper System continues to be:

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

Expand the Company’s product offerings to address growing markets. Given the need for a temperature-sensitive shipping device that can cost effectively be used, the Company is continuing the development of the CryoPort Express® One-Way Shipper System, which utilizes a one-time use shipping device that performs as well as its reusable shippers to eliminate the customer’s need for return or disposal of the shipper, and the costs associated therewith plus the costs associated with maintaining and managing an inventory of shippers, as well as significantly minimizes loss of specimen viability during the shipping process.

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

Sales and Marketing:

The Company currently has an internal sales and marketing group which manages both its direct sales efforts and its third party resellers, which include Air Liquide and Tegrant (formerly SCA Thermosafe). The Company also has relationships with several other distributors and agents.  The Company’s current distribution channels cover the Americas, Europe and Asia.  During the year ended March 31, 2008 the Company had one distributor, Tegrant, which accounted for 62% of the Company’s overall sales volumes.  These sales were in the Company’s reusable shippers that will be phased-out over the next 6 to 12 months.

The Company’s geographical sales for the year ended March 31, 2008 were as follows:

USA	87.3%
Europe	10.0%
Asia	2.4%

Customer Base:

The Company believes that the primary customers for its dry vapor shippers (both the reusable and the CryoPort Express® One-Way Shipper System) are concentrated in the following markets for the following reasons:

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

Furthermore, the IATA requires that all airborne shipments of laboratory specimens be transmitted in either IATA 650 or 602 certified packaging.  The Company has developed and obtained IATA certification of the CryoPort Express® One-Way Shipper System, it is ideally suited for this market, in particular due to the elimination of the cost to return the reusable shipper.

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

Transport of Infectious Materials and Dangerous Goods. The transport of potentially infectious materials demands strict adherence to regulations that protect public safety while maintaining the viability of the material being shipped.  All blood products are considered to be potentially infective and must be treated as such.  Pharmaceutical companies, private research laboratories and hospitals ship tissue cultures and microbiology specimens, which are also potentially infectious materials, between a variety of entities, including private and public health reference laboratories.   Almost all specimens in this infectious materials category require either a refrigerated or frozen environment.  According to a doctor at the National Institute of Health (NIH), over 2 million vials of potentially infective material are shipped domestically or internationally each year, within the NIH alone.  The Company has developed the CryoPort Express® One-Way Shipper to meet the shipping requirements of this market.

Partly in response to the attack on the World Trade Center and the anthrax scare, government officials and health care professionals are focusing renewed attention on the possibility of attacks involving biological and chemical weapons such as anthrax, smallpox and sarin gas.  Efforts expended on research and development to counteract biowarfare agents requires the frozen transport of these agents to and from facilities conducting the research and development.  Vaccine research, including methods of vaccine delivery, also requires frozen transport.  The Company’s CryoPort Express® One-Way Shipper is suited to this type of research and development.

Pharmaceutical Distribution. The current focus for the CryoPort Express® One-Way Shipper System is in the area of pharmaceutical distribution.  There are a significant number of therapeutic drugs and vaccines currently or soon to be, undergoing clinical trials.  After the FDA approves them for commercial distribution, it will be necessary for the manufacturers to have a reliable and economical method of distribution to the physician who will administer the product to the patient.  Although there are not now a large number of drugs, there are a substantial number in the development pipeline.  It is likely that the most efficient and reliable method of distribution will be to ship a single dosage to the administering physician.  These drugs are typically identified to individual patients and therefore will require a complete tracking history from the manufacturer to the patient.  The most reliable method of doing this is to ship a unit dosage specifically for each patient.  Because the drugs require maintenance at frozen or cryogenic temperatures, each such shipment will require a frozen or cryogenic shipping package.  The Company anticipates being in a position to service that need.

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

Industry Overview:

The Company’s products are sold into a rapidly growing niche of the packaging industry focused on the temperature sensitive packaging and shipping of biological materials.  Expenditures for “value added” packaging for frozen transport have been increasing for the past several years and are expected to continue to increase even more in the future as more domestic and international biotechnology firms introduce pharmaceutical products that require continuous refrigeration at cryogenic temperatures. This will require a greater dependence on passively controlled temperature transport systems (i.e., systems having no external power source). [References: Cryopak Industries – Investment Package/Annual Report and US Department of Commerce - US Industrial Outlook.]

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

Emphasis on Decreasing Costs and System Simplification. Because current dry vapor LN2 shipping containers are expensive, many users do not keep an ample supply on hand.  Consequently, some users require that these be returned promptly.  This often results in very expensive express return shipping which will significantly magnify as shipping volumes increase.  This has created a demand for smaller, lower cost dry vapor LN2 shipping containers.   In addition, many users have expressed a strong interest in the production of a dry vapor LN2 shipper that is inexpensive enough to be used in a disposable or limited usage manner.  The current sales price of CryoPort’s reusable shippers range from $735 to $1,095.  The price range for the new CryoPort Express® One-Way Shipper System ranges from $75 to $100 per use plus transportation costs, depending on size and contractual commitments.

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

Turnkey Services. The pharmaceutical industry depends on clinical trials for Food and Drug Administration approval of new drugs.  A significant number of these trials require frozen transport of specimens obtained from patients in the study.  A number of pharmaceutical companies now specify temperature-sensitive frozen packaging and services as part of “turnkey” contracts with contract research organizations.  To meet the demands of their customers, freight forwarding companies, such as World Courier, Federal Express and DHL, take responsibility for procuring appropriate packaging, shipping by airline, and delivering the specimens to the point of analytical testing.  This comprehensive service addresses the stringent requirements imposed by pharmaceutical companies to ensure appropriate quality control for their clinical studies.  The Company believes its dry shippers offered by the CryoPort Express® One-Way Shipper System greatly enhance the reliability of the quality control required.

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

Research and Development:

The Company’s principal research and development activities for the years 2007 and 2008 continued to center around the investigation of higher volume manufacturing capabilities and materials of construction for the products and packages with the view of identifying those materials that yield fabrication costs consistent with the concept of disposability.  A unit dose shipper was developed for the CryoPort Express® One-Way Shipper System and designs of a second concept were completed.  Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging for all sizes of shippers to be offered by the CryoPort Express® One-Way Shipper System.  The Company’s research and development expenditures during the fiscal years ended March 31, 2008 and 2007 were $166,227 and $87,857, respectively.

Manufacturing:

The component parts for the Company’s products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at the corporate offices in Lake Forest, California, where the Company is capable of manufacturing certain parts and full assembly of its products.  Most of the components that the Company uses in the manufacture of its products are available from more than one qualified supplier.  For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers.  Should this occur, the Company believes the maximum disruption of production could be a short period of time, on the order of approximately four to six weeks.

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

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Oct. 21, 2022
Patent	6,119,465	Sep. 19, 2000	Sep. 18, 2020
Patent	6,539,726	Apr. 1, 2003	Mar 31, 2023
Trademark	7,583,478,7	Oct. 9, 2002	Oct. 8, 2012
Trademark	7,586,797,8	Apr. 16, 2002	Apr. 16, 2012

The Company’s success depends to a significant degree upon its ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies.  The Company continues to file trademark and patent applications covering any newly developed products, methods and technologies.  However, there can be no guarantee that any of its pending or future filed applications will be issued as patents.  There can be no guarantee that the U.S. Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of its pending applications or issued patents.  Finally, there can be no guarantee that its issued patents or future issued patents, if any, will provide adequate protection from competition, as discussed below.

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES.

The Company’s corporate, research and development, and warehouse facilities are located in one Company-leased office and warehouse building with approximately 12,000 square feet.  The facilities are located at 20382 Barents Sea Circle, Lake Forest, CA 92630.  The Company currently makes base lease payments of approximately $12,000 per month, due at the beginning of each month, pursuant to a two year lease through August 2010 with renewal options for three additional one year lease terms.  The landlord is Viking Investors, Barents Sea, LLC.  The facilities are in good condition and are suitable for the Company’s current requirements.  The Company currently does not own any real property.

ITEM 3.   LEGAL PROCEEDINGS.

The Company becomes a party to product litigation in the normal course of business.  The Company accrues for open claims based on its historical experience and available insurance coverage.  In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Presently, the Company’s common stock is traded through the OTC Bulletin Board under the symbol CYRX.OB.  In August, 2007, the Company’s market maker, Spartan Securities Group, Ltd., of Boca Raton, Florida, successfully completed the 15c211 process with the Financial Industry Regulatory Authority, FINRA (formerly NASD).  Effective September 11, 2007, the company’s shares became listed on the OTC Bulletin Board.  Previously, the Company’s stock had been traded through the PinkSheets under the symbol CYRX.PK since January 2005. Prior to January 2005, there was no published price for the Company’s common stock. The Company’s Form 10-SB became effective in February 2006.  There can be no assurances that an active public market for the Company’s common stock will develop or be sustained.

Fiscal 2008	High	Low
1st Quarter	$3.30	$0.77
2nd Quarter	1.70	0.61
3rd Quarter	1.47	0.70
4th Quarter	1.37	0.85

Fiscal 2007	High	Low
1st Quarter	$4.20	$2.00
2nd Quarter	2.50	0.50
3rd Quarter	0.53	0.20
4th Quarter	2.00	0.28

As of June 27, 2008, the quoted price of the Company’s stock was $0.70.  Stockholders are urged to obtain current market quotations for the Company’s common stock.

Description of Securities

Common Stock:

The Company’s Articles of Incorporation, filed on May 25, 1990, authorizes the issuance of 5,000,000 shares of Common Stock at a par value of $0.001 per share. The Articles of Incorporation were amended and restated on October 12, 2004, to authorize the issuance of 100,000,000 shares of Common Stock at a par value of $0.001 per share. The Articles of Incorporation were again amended and restated on October 16, 2007, to authorize the issuance of 125,000,000 shares of Common Stock at a par value of $0.001 per share. As of June 27, 2008, there were 41,089,703 shares of common stock issued and outstanding shares held by 120 shareholders of record. Holders of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of Common Stock have no cumulative voting rights. Holders of shares of Common Stock are entitled to share ratable in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of liquidation, dissolution, or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no pre-emptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding Common Stock is, and the shares offered by the Company pursuant to this offering will be, issued and delivered, fully paid and non-assessable.

Preferred Stock:

There is no preferred stock authorized.

Stock Options and Warrants:

As of June 27, 2008 there were outstanding stock options and warrants to purchase up to 29,603,815 shares of the Company’s common stock.  The outstanding options and warrants were issued by the Company in connection with various debt and equity financings and compensation agreements. These options and warrants are exercisable at prices ranging from $0.04 to $3.25 per share, with a weighted average exercise price of $0.51 per share, and have expiration dates ranging from February 28, 2009 to May 18, 2019.

Transfer Agent and Registrar:

The Transfer Agent and Registrar for the Company’s Common Stock is Integrity Stock Transfer, 3027 East Sunset Road, - Suite 103, Las Vegas, Nevada, 89120.

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

Recent Sales of Unregistered Securities:

The following is a summary of transactions by the Company during the past two years involving the issuance and sale of the Company’s securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). All securities sold by the Company were sold to individuals, trusts or others as accredited investors as defined under Regulation D under the Securities Act, as amended.

During fiscal 2008, 3,652,710 shares of the Company’s common stock were sold to investors at an average price of $0.22 per share resulting in proceeds of $789,501 to the Company, net of issuance costs of $89,635.

During fiscal 2008, the Company issued 156,250 shares of common stock resulting from exercises of warrants at an average exercise price of $0.69 per share resulting in proceeds of $107,500.

During fiscal 2008, the Company issued 386,726 shares of common stock resulting from cashless exercises of 465,469 warrants converted using an average market price of approximately $1.19 per share resulting in 78,743 warrants used for the cashless conversion.

During fiscal 2008, the Company issued 375,000 shares of common stock in lieu of fees paid to a consultant.  These shares were issued at a value of $1.02 per share (based on the stock price on the agreement dates after a fifteen percent deduction as the shares are restricted) for a total cost of $382,500 which has been included in selling general and administrative expenses for the year ended March 31, 2008.

During fiscal 2008, the Company issued 150,000 S-8 registered shares of common stock in lieu of fees paid to a consultant for a 36 month consulting agreement.  These shares were issued at a value of $.80 per share (based on the stock price on the agreement date) for a total cost of $120,000 which is being amortized over the life of the service agreement.

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

The following schedules list the sales of shares of common stock net of offering costs (excluding exercises of options and warrants) and issuances of options and warrants during the fiscal years ended 2008 and 2007.

	Fiscal 2008
	Common Stock			Warrants
	$	Shares	Avg Price	Issued	Ex. Price
Qtr 1	$554,140	3,443,335	$0.16	6,052,000	$0.35
Qtr 2	166,606	209,375	$0.70	1,115,271	$0.55
Qtr 3	-	-	-	9,216,981	$1.03
Qtr 4	-	-	-	790,550	$1.38
	$699,866	3,652,710		17,174,802

	Fiscal 2007
	Common Stock			Warrants
	$	Shares	Avg Price	Issued	Ex. Price
Qtr 1	$22,185	17,000	$1.50	-	-
Qtr 2	166,605	188,000	$1.02	846,750	$1.00
Qtr 3	-	-	-	-	-
Qtr 4	713,238	4,487,000	$0.18	412,200	$0.28
	$902,028	4,692,000		1,258,950

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

Equity Compensation Plan Information:

The Company currently maintains one equity compensation plan, referred to as the 2002 Stock Incentive Plan (the “2002 Plan”).  The Company’s Compensation and Governance Committee is responsible for making reviewing and recommending grants of options under this plan which are approved by the Board of Directors. The 2002 Plan, which was approved by its shareholders in October 2002, allows for the grant of options to purchase up to 5,000,000 shares of its common stock.  The 2002 Plan provides for the granting of options to purchase shares of the Company’s common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.  The stock options are subject to vesting requirements, generally 3 or 4 years.  The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements.  In June 2007, 50,000 common stock shares were granted upon the exercise of stock options issued pursuant to the 2002 Plan.  No other restricted shares have been granted pursuant to the 2002 Plan as of June 27, 2008.

Other Securities Activities:

None

Issuer Purchases of Equity Securities:

As of June 27, 2008 The Company has not made any repurchases of its common stock shares.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated balance sheets as of March 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years ended March 31, 2008 and 2007, and the related notes to the consolidated financial statements (see Part II, Item 8 - Financial Statements).  This discussion contains forward-looking statements, based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions.

Cryoport, Inc. (the “Company”), was originally formed with the intention to first develop a reusable line of cryogenic shippers and once underway, to begin the research and development of a one-way cryogenic shipper.  Lack of adequate funding in prior years has delayed full implementation of the Company’s business plan.  The reusable line of cryogenic shippers has been in production since 2002, however, anticipated difficulties in penetrating the well established market for reusable cryogenic shippers, as well as a need for continuous redevelopment of the product line has allowed for only limited revenue generation from the sale of the reusable cryogenic shipper.  The Company has continued to raise funds through private placement offerings to allow the Company to focus on the market research and product development of the CryoPort Express® One-Way Shipper System while, minimizing overall expenditures, however more significant funding was required to successfully launch the new product line. During this time the Company was searching for these funding sources. In October 2007, the Company completed financing through convertible debentures, which has allowed for additional capital purchases for manufacturing ramp-up in anticipation of the new product launch.   The Company is currently introducing the CryoPort Express® One-Way Shipper System product line in limited quantities to selective customers.  A broad launch to the general market is expected to follow after feedback from this introductory distribution of the CryoPort Express® One-Way Shipper System is received and customer demand is further understood.  A higher volume demand is expected to develop as pharmaceutical products requiring cryogenic or frozen protection come to market.

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

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2008 and 2007 financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues.  The Company incurred net losses of $4,564,054 and $2,326,259 during the years ended March 31, 2008 and 2007, respectively.  In addition, the Company used $1,820,250 in its operating activities during the year ended March 31, 2008.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.  In response to this need for capital, on October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a combined principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.   After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551 (see Note 10 to the accompanying consolidated financial statements).  On May 30, 2008 the Company received additional net proceeds of $870,625 from an additional convertible debenture (see Note 14 to the accompanying consolidated financial statements).  As a result of the recent financing, the Company had an aggregate cash and cash equivalents and restricted cash balance of $2,483,127 as of June 26, 2008.  Management projects that these proceeds will allow the launch of the Company’s new CryoPort Express® One-Way Shipper and provide the Company with the ability to continue as a going concern, which the Company expects to be reflected in its next quarterly reporting.

Management is committed to utilizing the proceeds of these recent financings to fully execute its business plan and grow at the desired rate to achieve sustainable profitable operations.  To further facilitate the ability of the Company to continue as a going concern the Company’s management has begun taking the following steps:

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

2)
Continuing to minimize operating and financing expenditures as necessary to ensure the availability of funds until revenues generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the year ended March 31, 2008, relate  to non-cash expenses including (i) $1,214,986 non-cash expense included in interest expense relating to the amortization of discounts on convertible debentures, (ii) non-cash expense recorded in selling, general and administrative costs of $402,500 which were primarily related to the payment of 375,000 common stock shares in lieu of cash for consulting services relating to achieving financing arrangements for the Company, (iii) $880,765 non-cash expense recorded in selling, general and administrative costs related to the valuation of warrants issued to various consultants, directors, and employees, and (iv) approximately $285,000 interest expense, including non-cash amortized discounts and fees and accrued interest related to the convertible debentures which the Company intends to pay in common stock shares at a conversion rate of $0.84.  For the year ended March 31, 2008, the Company also incurred cash expenses of (i) approximately $95,000 for the audit fees related to the filing of the Company’s annual and quarterly reports, SB-2 filing pursuant to the requirements of the convertible debentures financing, and to the filing of the Company’s annual tax returns and (ii) approximately $27,000 moving expenses incurred for the relocation of the Company’s operations from Brea, California to Lake Forest, California.  The remaining operating expenses for the year ended March 31, 2008 related primarily to minimal personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

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

6)	Adding other expenses such as customer service, administrative and operations staff only commensurate with producing increased revenues.

7)	Focusing current research and development efforts only on final and future development, production and distribution of the CryoPort Express® One-Way Shipper System.

8)
Increasing sales and marketing resource efforts to focus on marketing and sales research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to ensure the Company is in a better position for a timely and successful launch of the CryoPort Express® One-Way Shipper System.

Research and Development

The Company has completed the research and development efforts associated with  phase one of its new product line, the CryoPort Express® One-Way Shipper System, a line of use-and-return dry cryogenic shippers, for the transport of biological materials.  The Company continues to provide ongoing research associated with the CryoPort Express® One-Way Shipper System, as it develops improvements in both the manufacturing processes and product materials for the purpose of achieving additional cost efficiencies. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position.  For the years ended March 31, 2008 and 2007, research and development costs were $166,227 and $87,857, respectively.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

Liquidity and Capital Reserves

As of March 31, 2008 the Company’s current assets of $2,731,080 exceeded current liabilities of $1,749,871 by $981,209.

Total assets increased to $3,460,889 at March 31, 2008 from $483,687 at March 31, 2007 as a result of cash received from the financing through convertible debentures and the sale of common stock partially offset by cash funds used in operating activities.

The Company’s total outstanding indebtedness increased to $3,461,070 at March 31, 2008 from $2,771,519 at March 31, 2007 primarily from the issuance of convertible debentures and increases in accrued interest on notes payable to related parties, which were partially offset by a decrease in accounts payable, accrued salaries expenses, notes payable, notes payable to officer and a decrease in accrued warranty costs.

On October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551 (see Note 10 to the accompanying consolidated financial statements).

In accordance with the Convertible Debenture Agreement as amended on February 19, 2008, the principal amount under the Debentures is payable to the investors in 24 monthly redemption payments which commenced on March 31, 2008.  The Company may elect to make principal redemptions in shares of common stock.   If the Company elects to make principal redemptions in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal redemption is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the principal redemption due date.  On March 31, 2008, the Company converted principal redemptions totaling $188,308 into 224,176 registered common stock shares using the conversion price of $0.84 per share.

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

Quarterly interest payments for these convertible debentures are payable in cash and commenced on January 1, 2008.  The Company may elect to make interest payments in shares of common stock provided, generally, that it is not in default under the Debentures and it has met certain equity conditions prior to the due date of the interest payments.  If the Company elects to make interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date.  During the year ended March 31, 2008, the Company converted accrued interest payments of $186,975 accrued interest on the convertible notes into 222,590 shares of common stock using a conversion rate of $0.84 per share.  As of March 31, 2008, the Company had recorded $5,446 accrued interest on the convertible notes included in the accompanying consolidated balance sheet and a total of $192,421 of interest expense related to the face rate of interest in the accompanying consolidated statement of operations for the year ended March 31, 2008.

As of March 31, 2008, the principal balances of the Debentures totaled $4,419,397 of which the current portion of $1,936,884 is included in the Company’s current liabilities in the accompanying consolidated balance sheet for March 31, 2008.

The Debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets.

On March 31, 2008, the Company issued 224,176 shares of registered common stock for principal redemptions totaling $188,308 and 110,501 common stock shares for March 2008 interest payments totaling $92,821 to the holders of the Debentures using the conversion rate of $0.84.  In April 2008, the Company was notified by the holders that the qualifying equity conditions had not been fully satisfied with relation to the conversion of the principal and interest payments made by the Company on March 31, 2008.  As a result, in April 2008 the Company rescinded and cancelled 140,143 shares of registered common stock for principal redemptions totaling $117,720 and submitted the cash payments in the same amounts to those holders.  Pursuant to a one-time waiver agreement with one of the Debenture holders, the remaining $70,588 of the March 31 principal redemption was adjusted to reflect a one-time conversion rate of $0.70 and, in April 2008 the Company issued the holder 16,807 additional registered shares in consideration.   Also in consideration of a one-time waiver with the Debenture holders, the full amount of the March 31, 2008 interest payments were adjusted to reflect a one-time conversion price of $0.70 and in April 2008 the Company issued the Debenture holders 22,099 additional common stock shares.  As of March 31, 2008, the Company has recorded additional interest expense for the Debentures of $5,446 related to the one-time conversion rate adjustments of the March 31, 2008 principal and interest payments from $0.84 to $0.70.

The Company had a non-interest bearing note payable to a third party for $77,304, which was due in April 2003.  As of March 31, 2008, the remaining unpaid balance was $12,000.  The Company has made the final payments on the note of $5,000 in April 2008 and $7,000 in May 2008.

As of March 31, 2008 and 2007, the Company had aggregate principal balances of $1,249,500 and $1,339,500 respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005.  These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which commenced April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to the current maximum aggregate payment of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $78,243 and $85,595 for the years ended March 31, 2008 and 2007, respectively.  Accrued interest, which is included in related-party notes payable in the accompanying balance sheets, related to these notes amounted to $482,584 and $404,341 as of March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company had not made the required payments under the related-party notes which were due on January 1, February 1, and March 1, 2008.  However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default.  On April 29, 2008, May 30, 2008, and June 27, 2008, the Company paid the January 1, February 1 and March 1 payments respectively, due on these related party notes.  Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable.  Under the terms of this note, monthly payments of $3,000 have made to Mr. Berry beginning in January 2007.  In January 2008, these payments increased to $6,000 and remain at that amount until the loan is fully paid in December 2010.  Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008 and will be paid on a monthly basis along with the monthly principal payment beginning in January 2008.  As of March 31, 2008 and 2007, the total amount of deferred salaries under this arrangement is $201,115 and $242,950, respectively, of which $129,115 and $197,950, respectively is recorded as a long-term liability in the accompanying consolidated balance sheets.

The following table lists all notes payable and their principal balances as of March 31, 2008:

Lender	Origination Date	Maturity Date	Principal Bal. March 31, 2008	Interest Rate
Convertible Debentures	Oct. 2007	Mar. 2010	$4,419,397	8%
Patrick Mullens	Aug. 2001	Jun. 2011	$362,500	6%
Marc Grossman	Feb. 2001	Sep. 2011	$306,000	6%
David Petreccia	Apr. 2001	Mar. 2011	$263,000	6%
Jeffrey Dell	Aug. 2001	Nov. 2009	$232,000	6%
Raymond Takahashi	Jun. 2003	Feb. 2008	$86,000	6%
Peter Berry	Sep. 2006	Dec. 2010	$201,115	6%
Falk, Shaff & Ziebell	Mar. 2002	Jun. 2008	$12,000	n/a

The Company has incurred negative cash flows from operations of $1,820,250 for the year ended March 31, 2008 due to insufficient sales of the Company’s reusable product group resulting from the Company’s shift in its sales and marketing focus to the development and planned introduction of the CryoPort Express® One-Way Shipper System which the Company initiated during the third quarter of fiscal 2006, and to the operating costs related to the maintenance of minimal selling, general and administrative and research and development activities to support the development of the new product line.  These negative cash flows from operations for the year ended March 31, 2008 have been financed primarily through net proceeds of $3,436,551 from the October 2007 convertible debentures and from net proceeds of $699,866 raised by issuance of common stock. During the year ended March 31, 2008, proceeds from exercise of warrants were $107,500 for the year ended March 31, 2008 and net proceeds from the line of credit was 115,500.  Repayments of notes payable principal balances during the year ended March 31, 2008 were $190,000.

The Company’s combined cash balance as of March 31, 2008 was $2,434,701, including restricted cash. On June 9, 2008, the Company completed an additional financing through the issuance of a convertible debenture, and net proceeds received by the Company totaled $870,625 (see Note 14 of the accompanying consolidated financial statements).

Based on presently known commitments and plans, the Company expects to fund its continued operations through use of cash on hand and cash receipts from sales resulting from the full launch of the CryoPort Express® One-Way Shipper as well as through  proceeds from exercises of existing outstanding financing related warrants or additional long-term or equity financing.  The Company management is currently focusing on the ramp up of its sales and marketing and manufacturing activities towards the successful launch the CryoPort Express® One-Way Shipper System product line as well as funding continued operations through additional long term debt or equity financing.

The Company does not expect to incur capital expenditures commensurate with the ramp up of operations for the launch of the CryoPort Express® One-Way Shipper System and sales volume increases.  Future capital expenditures for manufacturing equipment for the launch of the CryoPort Express® One-Way Shipper System are expected to be funded out of line of credit or lease financing.

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

Inventory.  The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions.  Inventory reserve costs are subject to estimates made by the company based on historical experience, inventory quantities, age of inventory and any known expectations for product changes.  If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material.  Such differences might significantly impact cash flows from operating activities.  Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

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

Deferred Financing Costs.  Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable.  Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the years ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R).

The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended March 31, 2008 was zero as the Company has not had a significant history of forfeitures.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the year ended March 31, 2008 was $752,140, determined by the Black-Scholes valuation model.  As of March 31, 2008, total unrecognized compensation cost, related to unvested stock options and warrants was approximately $105,965, which is expected to be recognized as an expense over a weighted-average period of 2 years. See Note 2 to the Company’s consolidated financial statements for additional information.

Convertible Debentures.  If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” (“EITF 98-05”) and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 10 of the accompanying consolidated financial statements).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

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

Impact of Contractual Obligations and Commercial Commitments.   The following summarizes the Company’s contractual obligations at March 31, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Yr	1-3 Years	4-5 Years	After 5 Years
Related Party Notes	$1,249,500	$150,000	$240,000	$240,000	$619,500
Note Payable to P. Berry	201,115	72,000	129,115	-	-
Convertible Debentures (a)	4,419,397	1,936,884	2,482,513	-	-
Third Party Notes	12,000	12,000	-	-	-
Line of Credit	115,943	115,943	-	-	-
Total Contractual Cash Obligations	$5,997,955	$2,286,827	$2,851,628	$240,000	$619,500
____________
(a) Convertible debentures are expected to be paid in equivalent common stock using a contractual conversion rate of $0.84 per common stock share.

Impact of Inflation.  From time to time, the Company experiences price increases from third-party manufacturers and these increases cannot always be passed on to the Company’s customers. While these price increases have not had a material impact on the Company’s historical operations or profitability in the past, they could affect sales in the future.

Results of Operations – Year Ended March 31, 2008 Compared to Year Ended March 31, 2007.

Net Sales.  During the year ended March 31, 2008 the Company generated $83,564 from reusable shipper sales compared to revenues of $67,103 during the year ended March 31, 2007, an increase of $16,461 (24.5%).  These low revenues in both years is primarily due to the Company’s shift initiated in mid-2006 in its sales and marketing focus from the reusable shipper product line to the further development and planned product launch of the CryoPort Express® One-Way Shipper System for its introduction into the biopharmaceutical industry sector and to the delays in the Company’s securing adequate funding for the manufacturing and marketing launch of the new product line.  Additionally, continued product manufacturing upgrades slowed production activities of the reusable shippers.

Cost of Sales.  Cost of sales for the year ended March 31, 2008 increased $209,432 (118.4%) to $386,371 from $176,939 for the year ended March 31, 2007 as the result of increased fixed overhead manufacturing costs as the result of the Company’s shift in focus and preparation for the launch of the new CryoPort Express® One-Way Shipper System and the additional costs related to the relocation of the Company’s operations to Lake Forest, CA in September 2007.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Gross Loss.  Gross loss for the year ended March 31, 2008 increased by $192,971 (175.7%) to $302,807 compared to $109,836 for the year ended March 31, 2007.  The increase in the gross loss is due to increased fixed overhead manufacturing costs as the result of the company’s shift in focus and preparation for the launch of the new CryoPort Express® One-Way Shipper System and the additional costs related to the relocation of the Company’s operations to Lake Forest, CA in September 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $651,550 (34.3%) to $2,550,778 for the year ended March 31, 2008  compared to $1,899,228 for the year ended March 31, 2007 due mainly to increases in  general and administrative costs of $489,849 and selling expenses of $161,701.  The increase in general and administrative expenses was primarily due to $1,283,265 of option and warrant related charges as the result of: issuances of warrants to employees and directors in accordance with the provisions of SFAS 123(R) and issuances of common stock and warrants for services, lease agreement and fixed asset purchases.  Additional general and administrative expense increases were the result of increased legal fees, insurance premiums, salaries and travel expenses.  The increase in selling expenses was primarily related to increased salaries expenses, travel costs  and trade show and advertising expenses which were the result of market research, product development and the launch preparation for the CryoPort Express® One-Way Shipper System.

Research and Development Expenses.  Research and development expenses increased by $78,370 (89.2%) to $166,227 for the year ended March 31, 2008 as compared to $87,857 for the year ended March 31, 2007 in relation to the progression of the research and development activity, related to the product development and launch preparation for the CryoPort Express® One-Way Shipper System.  These research and development expense increases included additional project costs for development of the web based customer service portal, as well as increases in consulting fees travel expenses and third party certification testing.

Interest Expense.  Interest expense increased by $1,364,980 (599.4%) to $1,592,712 for the year ended March 31, 2008 as compared to $227,738 for the year ended March 31, 2007 primarily as the result of $1,214,986 of amortized convertible debt discount, $284,616 accrued interest expense and 87,706 amortized deferred financing expenses accrued interest expense related to the convertible debentures which were offset by decreased interest expense from related party notes and other notes payable as the result of decreased principal balances.

Interest Income.  Interest income increased $50,076 (100.0%) for the year ended March 31, 2008 as compared to $0 for the year ended March 31, 2007 primarily as the result of interest earned on cash deposit balances in the Company’s money market account.

Net Loss.  As a result of the factors described above, the net loss for the year ended March 31, 2008 increased by $2,237,795 (96.2%) to $4,564,054 or ($0.12) per share compared to $2,326,259 or ($0.08) per share for the year ended March 31, 2007.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm appearing on pages F-1 through F-38 of Exhibit 13.1 are incorporated herein by reference to this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Vice President of Finance, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and section 404 of the Sarbanes-Oxley Act). Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company is made known to management, including the Chief Executive Officer and Vice President of Finance. They have concluded, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008, that, as of that date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Cryoport, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (The Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Vice President of Finance,  an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework set forth in Internal Control – Integrated Framework management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements.  Therefore even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities & Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant:

The following table sets for the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the position(s) held with the Company:

Name	Age	Position	Date Elected

Peter Berry	60	Director and Chief Executive Officer, President	2003
Dee S. Kelly, CPA	46	Vice President of Finance	2003
Kenneth G. Carlson	54	Vice President of Sales and Marketing	2005
Bret Bollinger	41	Vice President of Operations	2008
Thomas Fischer, PhD	61	Director, Vice Chairman of the Board	2005
Gary C. Cannon	57	Director, Secretary of the Board	2005
Adam M. Michelin	64	Director	2005
Stephen L. Scott	56	Director	2005

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

Dee S. Kelly, CPA, became Vice President of Finance for the Company in August 2003.  Ms. Kelly was formerly with Ernst & Young, LLP and has 24 years experience in public and private accounting.  She has held executive financial positions with international bio-tech and medical device manufacturers.  Ms. Kelly recently served as Vice President, Controller for Equifax Financial Services, Inc. from 1995 to 2000.  Ms. Kelly joined the Company in 2003.  Prior to joining the Company, Ms. Kelly was Corporate Controller for MacGillivray Freeman Films from 2000 to 2001, Corporate Controller for Masimo Corporation, a manufacturer of patient monitoring devices from 2001 to 2002 and principal of a private consulting practice since 2002.

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

Bret Bollinger, became Vice president of Operations for CryoPort in February 2008.  Prior to joining the Company, Mr. Bollinger was Director of Operations and Engineering for Triangle Brass Manufacturing from July 2003 to January 2008.  Mr. Bollinger served as a Business Process Consultant for Vistant Corporation, a division of Cardinal Health from July of 2001 through July 2003 and as Operations and Order Fulfillment Manager for Ingersoll-Rand’s Safety and Security Sector, Falcon Lock Company from July of 1999 to July of 2001.  Mr. Bollinger has extensive background in manufacturing environments, including experience with opening both manufacturing and assembly plants domestically as well as in Mexico.  In addition, he has experience in new product design and implementation.  Mr. Bollinger holds a Bachelor of Science in Mechanical Engineering from Sacramento State University.

Gary C. Cannon, became the Company’s Secretary and a member of the Company’s Board of Directors in June 2005.  Prior to joining the Company, Mr. Cannon was securities counsel and compliance officer for The Affordable Energy Group, Inc. from November 2004 to May 2005, and general and securities counsel for World Transport Authority, Inc. from July 2003 to November 2004.  Mr. Cannon was in private practice from August 2000 to July 2003, and has practiced law for the past 21 years, representing all sizes of businesses in such areas as, formation, mergers and acquisitions, financing transactions, tax planning, and employee relations.  Mr. Cannon has done extensive securities work and has served as a compliance officer for companies with respect to the Sarbanes-Oxley Act, and other compliance matters.  Mr. Cannon obtained his Juris Doctorate from National University School of Law, his Masters of Business degree from National University and his Bachelor of Arts from United States International University.

Adam M.  Michelin, became a member of the Company’s Board of Directors in June 2005.  Mr. Michelin is currently the Chief Executive Officer, of Naturade, Inc.a position he has held since November, 2007.  Mr. Michelin has held several leadership positions including CEO for Enterprise Group from March 2005, Principle of Kibel Green, Inc., a position he held for 11 years prior to joining Enterprise Group, and Partner of KPMG for 10 years.  Mr. Michelin has over 30 years of practice in the areas of executive leadership, operations and is very experienced in evaluating, structuring and implementing solutions for companies in operational and/or financial crisis.  Mr. Michelin received his Juris Doctorate from the University of West Los Angeles and his Bachelor of Science from Tri State University.

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

None of the directors or officers hold a directorship in any other reporting company except:  Adam Michelin is Director, CEO/President and Treasurer of Redux Holdings, Inc. (RDXH); CEO/Chairman Naturade Inc.(NRDCQ) and Gary Cannon is Secretary and General Counsel of Redux Holdings, Inc. (RDXH) and General Counsel for the Affordable Energy Group, Inc. and for Global Development and Environmental Resources, Inc., both publicly traded companies.

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

Board of Directors Meetings and Committees:

During the fiscal year ended March 31, 2008, there were nine meetings of the board of directors as well as several actions taken with the unanimous written consent of the directors.  The Board has established an Audit Committee and a Compensation and Governance Committee.  The Board is currently reviewing the requirements for and the need to set up an executive committee and other committees to help its board of directors oversee the operations of the Company.

Audit Committee

The Company’s board of directors has a formally established audit committee and an adopted  Audit Committee Charter.  During the year ended March 31, 2008, the Company’s Audit Committee held two meetings.  The Company has determined that Adam Michelin, Audit Committee Chairman, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. of the Securities and Exchange Commission rules and is “independent” within the meaning of Rule 4200(a) (15) of the National Association of Securities Dealers.  Mr. Fischer and Mr. Scott comprise the remaining audit committee members.  The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls.

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

Compensation Committee Interlocks and Insider Participation

Gary Cannon is Secretary of the Company, none of the other members of the Compensation Committee is or has been an officer or employee of the Company.

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

Based solely upon a review of the copies of such forms furnished to the Company, we believe that during the year ended March 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Principal Executive Officers and Senior Financial Officers.

The Board of Directors has adopted a Code of Ethics applicable to the Chief Executive Officer, the Vice President of Finance, all senior financial officers and all other employees. The Code of Ethics of the Company is available, free of charge, on request by writing to the Secretary of the Company at 20382 Barents Sea Circle, Lake Forest, CA, 92630.

ITEM 11.   EXECUTIVE COMPENSATION.

2008 Executive Base Salary and Incentive Compensation Determination

Peter Berry

Mr. Berry has served as the Company’s President and Chief Executive Officer since April, 2003.  Mr. Berry currently has an annual base salary of $192,000.  Mr. Berry has an employment agreement with the Company which originally expired November 1, 2005.  Based on the recommendations of the Compensation Committee, in December 2005, December 2006 and again in November 2007, the Board has approved the extension of Mr. Berry’s employment contract for additional one-year terms with the same base salary as that provided for in the last year of the original employment agreement.  Under the extended terms of his employment agreement, Mr. Berry is eligible for an annual cash bonus of up to 40% of his base salary, based on goals and objectives met as recommended by the Compensation Committee and approved by the full Board of Directors.  During the fiscal year 2008, the Board approved a $30,000 cash bonus for Mr. Berry.  Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Berry was granted incentive awards of 26,200 fully vested warrants exercisable at $0.75 per share on August 27, 2007 and 26,200 fully vested warrants exercisable at $1.07 per share on February 28, 2008. The exercise prices of the warrants are equal to the fair value of the Company’s stock as of the grant dates.  Mr. Berry also receives compensation in the form of health care benefits from the Company.

Dee S. Kelly

Ms. Kelly has served as the Company’s Vice President, Finance since August 2003.  Ms. Kelly, a California licensed Certified Public Accountant, works part-time for the Company as a consultant on a monthly retainer basis of $10,000 per month.  Based on the recommendation of the Compensation Committee and approval by the Board, Ms. Kelly was granted incentive awards of 61,000 fully vested warrants exercisable at $1.07 per share on February 28, 2008. The exercise price of the warrants is equal to the fair value of the Company’s stock as of the grant date.  Ms. Kelly does not have an employment contract with the Company.

Kenneth G. Carlson

Mr. Carlson has served as the Company’s Vice President of Sales and Marketing since August 2005.  Mr. Carlson currently receives an annual salary of $120,000 per year and has no employment contract.  Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Carlson was granted incentive awards of 65,000 fully vested warrants exercisable at $1.07 per share on February 28, 2008. The exercise price of the warrants is equal to the fair value of the Company’s stock as of the grant date.  Mr. Carlson also receives compensation in the form of health care benefits from the Company.

Bret Bollinger

Mr. Bollinger became the Company’s Vice President of Operations in February 2008.  Mr. Bollinger currently receives an annual salary of $130,000 per year pursuant to an employment contract.  Under the terms of his employment agreement, Mr. Bollinger is eligible for an annual bonus from 30% to 50% of his base salary based on goals and objectives met, payable in either cash or warrants, as determined by the Chief Executive Officer and approved by the Board of Directors. Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Bollinger was granted incentive awards of 150,000 warrants exercisable at $1.07 per share on February 28, 2008 which vest at a rate of 50,000 upon grant date, 50,000 on February 28, 2009 and 50,000 on February 28, 2010.  The exercise price of the warrants is equal to the fair value of the Company’s stock as of the grant date.  Mr. Bollinger also receives compensation in the form of health care benefits from the Company.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, and three other most highly compensated executive officers for the years ended March 31, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary $	Bonus $	Option and Warrant Awards $ (3)	All Other Compensation $	Total $
Peter Berry, Chief Executive Officer	2008	$136,000	$30,000	$47,395	$3,300	$216,695
and Director (1)	2007	$96,000	$30,000	$58,283	$3,300	$187,583

Dee S. Kelly, Vice President, Finance (2)	2008	$106,000	$16,000	$64,639	$-	$186,639
	2007	$89,000	$-	$180,113		$269,113

Kenneth Carlson, Vice President, Sales	2008	$106,000	$14,000	$68,877	$4,540	$193,417
and Marketing (3)	2007	$72,846	$-	$173,877	$4,020	$250,743

Bret Bollinger, Vice President	2008	$21,667	$-	$52,983	$1,196	$75,846
Operations (4)
_____________

(1)	Mr. Berry’s Option and Warrant awards for 2007 includes $58,283 related to the vesting of options granted in prior years.

(2)
Ms. Kelly bills the Company for her earnings as a part-time contract employee and deferred approximately $20,000 of her billings during fiscal year 2008.  Ms. Kelly’s Option and Warrant awards for 2007 includes $5,867 related to the vesting of options granted in prior years.

(3)
Reflects the dollar amount recognized for financial reporting purposes for the year ended March 31, 2008, in accordance with SFAS 123(R) of warrant and stock option awards pursuant to the 2002 Stock Option Plan, and thus includes amounts from awards granted in and prior to 2008.  Assumptions used in the calculation of these amounts are included in Note 11, Stock Options and Warrants.  All stock warrants were granted at the closing market price of the Company’s stock on the date of grant.  See Note 11 – Stock Options and Warrants.

(4)
Mr. Bollinger became Vice President of Operations in February 2008. At that time, he was granted 150,000 warrants of which 50,000 with a fair value of $52,983, vested upon issuance. The balance of warrants issued to Mr. Bollinger vest 50,000 in February 2009 and 50,000 in February 2010.

The All Other Compensation column in the 2008 Summary Compensation Table consists of the following:

Name and Principal Position	Fiscal Year	Perquisites and Other Personal Benefits $	Tax Reimburse-ments $	Insurance Premiums $	Company Contributions to 401(k) plan $ (1)	Severence Payments/ Accruals $	Change in Control Payments /Accruals $	Total $

Peter Berry,	2008	$-	$-	$3,300	$-	$-	$-	$3,300
Chief Executive Officer and Director	2007	$-	$-	$3,300	$-	$-	$-	$3,300

Dee S. Kelly,	2008	$-	$-	$-	$-	$-	$-	$-
Vice President, Finance	2007	$-	$-	$-	$-	$-	$-

Kenneth G. Carlson,	2008	$-	$-	$4,540	$-	$-	$-	$4,540
Vice President, Sales and Marketing	2007	$-	$-	$-	$-	$-	$-

Bret Bollinger, Vice President, Operations	2008	$-	$-	$1,196	$-	$-	$-	$1,196
__________________
(1)	The Company does not currently offer a 401(k) plan due to the low number of eligible employees.

Outstanding Equity Awards at Fiscal Year-End:

The following table provides information on the holdings of equity awards by the named executive officers as of March 31, 2008.

	Warrant and Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Exercise Price ($)	Expiration Date

Peter Berry	11/1/02	500,000	-	-	$0.50	11/1/12
	4/1/03	250,000	-	-	$0.50	4/1/13
	11/1/03	250,000	-	-	$0.60	11/1/13
	8/1/04	367,970	-	-	$0.04	8/1/14
	8/27/07	26,200	-	-	$0.75	8/27/17
	2/28/08	26,200	-	-	$1.07	2/27/18

Dee S. Kelly	10/1/03	75,000	-	-	$0.60	10/1/13
	8/1/04	36,752	-	-	$0.04	8/1/14
	8/3/06	158,500	-	-	$1.00	8/3/16
	1/3/07	61,000	-	-	$0.28	1/3/17
	2/28/08	61,000	-	-	$1.07	2/27/18

Kenneth G. Carlson	8/3/06	157,000	-	-	$1.00	8/3/16
	1/3/07	65,000	-	-	$0.28	1/3/17
	2/28/08	65,000	-	-	$1.07	2/27/18

Bret Bollinger	2/28/08	50,000	-	100,000	$1.07	2/27/18

Aggregated Warrant and Option Exercises in last Fiscal Year and Fiscal Year-End Warrant and Option Values:

	Shares Acquired on	Value	Number of Shares Underlying Unexercised Warrants and Options at March 31, 2008		Value of Unexercised In-the-Money Warrants and Options at March 31, 2008 (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Berry	-	-	1,420,370	-	$1,102,838	-
Dee S. Kelly	-	-	392,252	-	$179,460	-
Kenneth G. Carlson	-	-	287,000	-	$96,780	-
Bret Bollinger	-	-	50,000	100,000	$6,000	$12,000
_____________________

(1)           The values of the unexercised in-the-money warrants and options have been calculated on the basis of the estimated fair market value at March 31, 2008 of based on average selling price of recent unregistered common stock sales of $1.19, less the applicable exercise price, multiplied by the number of shares acquired on exercise.

Pension Benefits

None of the Company’s named executive officers are covered by a defined pension plan, defined contribution plan, or other similar benefit plan that provides for payments or other benefits.

Nonqualified Defined Contribution And Other Nonqualified Deferred Compensation Plans

The Company does not maintain any nonqualified compensation plans.

Director Compensation

Compensation for the Board of Directors is governed by the Company’s Compensation and Governance Committee.  The Company began making cash payments to the directors as approved by the Compensation and Governance Committee in October 2007.  Directors who are also employees do not receive any additional compensation for services performed as a member of the Company’s Board of Directors or any committees thereof.  Non-employee directors receive an annual cash retainer fee of $12,700, payable in quarterly installments of $3,175 each.  Non-employee directors each receive meeting fees of $1,000 for quarterly board meetings and shareholder meetings, if any.  Committee members receive fees of $1,000 for audit committee meetings, and $900 for compensation committee meetings. Certain Board positions receive additional quarterly retainer fees as follows: Compensation Committee Chairman $1,250, Board Vice Chairman $1,275, Chairman of the Audit Committee $1,850 and Board Secretary $1,600. From time to time the Company grants stock warrants to the directors with exercise prices equal to the fair value as of grant date based on external expert reports and guidance through the Compensation and Governance Committee recommendations.

Director Compensation Table

The following table sets forth the compensation of the non-employee directors of the Company during the year ended March 31, 2008.

Director	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(1)	Warrant and Option Awards ($) (1)	Total ($)
Gary C. Cannon (2)	$12,650	—	$167,560	$180,210
Thomas Fischer (3)	$17,100	—	$67,961	$85,111
Adam M. Michelin (4)	$13,950	—	$61,142	$75,092
Stephen L. Scott (5)	$9,250	—	$52,672	$61,922
___________________

(1)
Reflects the dollar amount recognized for financial reporting purposes for the year ended March 31, 2008, in accordance with SFAS 123(R) of warrant and stock option awards pursuant to the 2002 Stock Option Plan, and thus includes amounts from awards granted in and prior to 2008.  Assumptions used in the calculation of these amounts are included in Note 11, Stock Options and Warrants.  All stock warrants were granted at the closing market price of the Company’s stock on the date of grant.

(2)
The Company began making cash payments for directors’ services in October 2007.  Fees Paid in Cash as shown in this schedule represent payments for directors’ services for the period of October 1, 2007 through March 31, 2008.

(3)
Mr. Cannon was paid $6,350 for director fees at the rate of $3,175 per quarter for the period October 1, 2007 through March 31, 2008. He was also paid $1,900 for two Board of Directors’ Meetings, $1,800 for two Compensation and Governance Committee Meetings, and $1,000 for a Special Shareholders’ Meeting.  For his services as Corporate Secretary, Mr. Cannon received $1,600 for the period of January 1, 2008 through March 31, 2008.   Mr. Cannon serves as General Counsel for the Company pursuant to a retainer arrangement.  For the year ended March 31, 2008 he was paid a total of $88,248 for retainer fees.  Mr. Cannon was granted 30,400 fully vested warrants exercisable at $0.75 per share on August 27, 2007, 9,000 fully vested warrants exercisable at $1.05 per share n January 25, 2008, 30,400 fully vested warrants exercisable at $1.07 per share on February 28, 2008 and 3,000 fully vested warrants exercisable at $1.08 per share on March 21, 2008.

(4)
Mr. Fischer was paid $6,350 for director fees at the rate of $3,175 per quarter, $2,550 for his service as Vice-Chairman at the rate of $1,275 per quarter and $2,500 for his service as Chairman of the Compensation and Governance Committee at the rate of $1,250 per quarter for the period October 1, 2007 through March 31, 2008.  He was also paid $1,900 for two Board of Directors’ Meetings, $1,800 for two Compensation and Governance Committee Meetings, $1,000 for one Audit Committee Meeting and $1,000 for a Special Shareholders’ Meeting. Mr. Fischer was granted incentive awards of 33,000 fully vested warrants exercisable at $0.75 per share on August 27, 2007 and 40,800 fully vested warrants exercisable at $1.07 per share on February 28, 2008.

(5)
Mr. Michelin was paid $6,350 for director fees at the rate of $3,175 per quarter,  and $3,700 for his service as Chairman of the Audit Committee at the rate of $1,850 per quarter for the period October 1, 2007 through March 31, 2008.  He was also paid $1,900 for two Board of Directors’ Meetings, $1,000 for one Audit Committee Meeting and $1,000 for a Special Shareholders’ Meeting.  Mr. Michelin was granted incentive awards of 33,800 fully vested warrants exercisable at $0.75 per share on August 27, 2007 and 33,800 fully vested warrants exercisable at $1.07 per share on February 28, 2008.

(6)
Mr. Scott was paid $6,350 for director fees at the rate of $3,175 per quarter for the period October 1, 2007 through March 31, 2008.  He was also paid $1,900 for two Board of Directors’ Meetings and $1,000 for one Audit Committee Meeting. Mr. Scott was granted incentive awards of 29,000 fully vested warrants exercisable at $0.75 per share on August 27, 2007 and 29,200 fully vested warrants exercisable at $1.07 per share on February 28, 2008.

Employment Contracts:

Peter Berry is subject to an employment agreement with the Company dated November 1, 2002, as amended March 17, 2003, pursuant to which he has been employed as the Company’s President and Chief Executive Officer.  Based on the recommendations of the Compensation Committee, in December 2005, December 2006 and again in November 2007, the Board has approved the extension of Mr. Berry’s employment contract for additional one-year terms with the same base salary as that provided for in the last year of the original employment agreement.  Under the extended terms of his employment agreement, Mr. Berry’s current annual salary is $192,000 and he is eligible for an annual cash bonus of up to 40% of his base salary, based on goals and objectives met as recommended by the Compensation Committee and approved by the full Board of Directors.  On November 1, 2002, pursuant to the Agreement, the Company granted Mr. Berry a stock option to purchase up to 500,000 shares of common stock at an exercise price of $.50 per share, which option vested as to 125,000 shares on the first anniversary of the date of grant, and thereafter vests in 36 equal monthly installments through November 11, 2006.  In the event that the Company terminates Mr. Berry’s employment without “cause”, as defined in the Agreement, or fails to renew the Agreement except for “cause”, then upon such termination, the Company is obligated to pay to Mr. Berry as severance an amount equal to his then current base salary, plus any earned incentive bonus.  In March 2003, the Agreement was amended to reflect Mr. Berry’s agreement to a reduced base salary during the first year of $60,000, and agreement to forego eligibility for an incentive bonus for such year.  In exchange for the foregoing, the Company granted Mr. Berry an additional stock option to purchase an additional 250,000 shares of its common stock at a price of $.50 per share.  The option was vested as to 125,000 shares on the date of grant, and 62,500 shares on each of September 30, 2003 and March 31, 2004.  All other terms of the Agreement remained unchanged. The agreement was further amended by board consent, due to the financial condition of the company in 2004 at Mr. Berry’s request, to eliminate the 100% bonus provision per the contract in year two and defer this bonus into the third year of the employment contract. This entitled Mr. Berry to earn up to 200% of his then salary in the third contract year.   Mr. Berry’s bonus earned for the third year of the Agreement was approved for a total of $100,000 which was included in Mr. Berry’s accrued salaries as of March 31, 2006 and converted into a note payable during fiscal 2007.  Mr. Berry’s bonuses earned for the years ended March 31, 2008 and 2007 based on the terms of the agreement were approved by the Board for $30,000 each year.

Bret Bollinger is subject to an employment agreement which became effective February 1, 2008 pursuant to which he is employed as the Company’s Vice President of Operations.  Under the terms of his employment agreement, as approved by the Compensation Committee, Mr. Bollinger’s current annual salary is $130,000 and he is eligible for an annual cash bonus from 30% to 50% of his base salary based on targeted goals and objectives met, payable in either cash or warrants, as determined by the Chief Executive Officer and approved by the Board of Directors. Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Bollinger was granted incentive awards of 150,000 warrants exercisable at $1.07 per share on February 28, 2008 which vest at a rate of 50,000 upon grant date, 50,000 on February 28, 2009 and 50,000 on February 28, 2010.  The exercise price of the warrants is equal to the fair value of the Company stock as of the grant date. In the event that the Company terminates Mr. Bollinger’s employment without “cause”, as defined in the Agreement, then upon such termination, the Company is obligated to pay to Mr. Bollinger as severance an amount equal to six months of his then current base salary.

The Company has no other employment agreements.

Potential Payments On Termination Or Change In Control:

Pursuant to the terms of Mr. Berry’s employment agreement, in the event that the Company terminates Mr. Berry’s employment without “cause” or for change of control of the leadership of the Company, as defined in the Agreement, or fails to renew the Agreement except for “cause”, then upon such termination, the Company is obligated to pay to Mr. Berry as severance an amount equal to his current base salary, plus any earned incentive bonus.  Pursuant to the terms of Mr. Bollinger’s employment agreement, in the event that the Company terminates Mr. Bollinger’s employment without “cause” or for change in control of the leadership of the Company as defined by the agreement, as defined in the Agreement, then upon such termination, the Company is obligated to pay to Mr. Bollinger as severance an amount equal to six months of his current base salary.  Aside from Mr. Berry’s and Mr. Bollinger’s employment contracts and one provision in the Company’s 2002 Stock Option Plan discussed in the next paragraph, the Company does not provide any additional payments to named executive officers upon their resignation, termination, retirement, or upon a change of control.

The 2002 Stock Option Plan provides that in the event of a “change of control,” all options shares will become fully vested and may be immediately exercised by the person who holds the option.

Change in Control Agreements:

There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of CryoPort, Inc. or any subsidiary.

Equity Compensation Plan Information:

The Company currently maintains one equity compensation plan, referred to as the 2002 Stock Incentive Plan (the “2002 Plan”).  The Company’s Compensation and Governance Committee is responsible for making reviewing and recommending grants of options under this plan which are approved by the Board of Directors. The 2002 Plan, which was approved by its shareholders in October 2002, allows for the grant of options to purchase up to 5,000,000 shares of its common stock.  The 2002 Plan provides for the granting of options to purchase shares of the Company’s common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.  The stock options are subject to vesting requirements, generally 3 or 4 years.  The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements.  In June 2007, 50,000 common stock shares were granted upon the exercise of stock options issued pursuant to the 2002 Plan.  No other restricted shares have been granted pursuant to the 2002 Plan as of June 27, 2008.

The following table sets forth certain information as of March 31, 2008 concerning the Company’s common stock that may be issued upon the exercise of options or pursuant to purchases of stock under its 2002 Plan:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	2,438,613	$0.45	2,511,387

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
	2,438,613	$0.45	2,511,387

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners:

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of June 27, 2008, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and named executive officers as a group.  As of June 27, 2008, there were 41,089,703 shares of common stock outstanding.  Unless otherwise indicated, the address of each beneficial owner listed below is c/o CryoPort, Inc., 20382 Barents Sea Circle, Lake Forest, California 92821.

The following table gives effect to the shares of common stock issuable within 60 days of  March 31, 2008, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date.  Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned:

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Executive Officers and Directors:

Peter Berry	1,420,370	(1)	2.1%
Dee S. Kelly	392,252	(1)	0.6%
Kenneth G. Carlson	287,000	(1)	0.4%
Gary C. Cannon	227,600	(1)	0.4%
Adam M. Michelin	182,600	(1)	0.3%
Thomas S. Fischer, PhD	176,400	(1)	0.3%
Stephen L. Scott	128,211	(1)	0.2%
Bret Bollinger	50,000	(1)	0.1%

All directors and named executive officers as a group (8 persons)	2,864,433		4.3%

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Other 5% Stockholders:
Enable Growth Partners LP	7,408,334	(1) (2)	11.1%
BridgePointe Master Fund, Ltd.	5,215,496	(1) (2)	7.8%

(1)
Includes shares which individuals shown above have the right to acquire as of March 31, 2008, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows:  Mr. Berry - 1,420,370 shares;; Ms. Kelly -392,252 shares; Mr. Carlson – 287,000 shares; Mr. Cannon – 227,600 shares; Mr. Michelin – 182,600 shares; Mr. Fischer – 176,400 shares;  Mr. Scott – 128,200 shares; Mr. Bollinger – 50,000 shares; Enable Growth Partners LP – 4,375,001 shares and BridgePointe Master Fund, Ltd – 3,151,259 shares.

(2)
Includes shares which individuals shown above have the right to acquire as of March 31, 2008, or within 60 days thereafter, pursuant to outstanding convertible debentures as follows:  Enable Growth Partners LP – 2,800,000 shares and BridgePointe Master Fund, Ltd – 1,897,758 shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable.  Under the terms of this note, monthly payments of $3,000 have made to Mr. Berry beginning in January 2007.  In January 2008, these payments increased to $6,000 and remain at that amount until the loan is fully paid in December 2010.  During the years ended March 31, 2008 and 2007, note payments totaling $45,000 and $9,000, respectively had been made to Mr. Berry pursuant to this note.  Interest of 6% per annum on the outstanding principal balance of the note began accruing on January 1, 2008 and is paid on a monthly basis along with the monthly principal payment beginning in January 2008.  As of March 31, 2008 and 2007, the total amount of deferred salaries under this arrangement is $201,115 and $242,950, respectively and is recorded as notes payable in the accompanying consolidated balance sheets (see Note 9).

Since June 2005, the Company has retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee.  Since that same time, Mr. Cannon has also served as the Company’s Secretary and a member of the Company’s Board of Directors.  In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month.  The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the years ended March 31, 2008 and 2007 were $88,248 and $78,500, respectively.  Additionally, during fiscal 2008 Mr. Cannon was paid board fees totaling $12,650.  During fiscal year 2008 Mr. Cannon was granted a total of 72,800 warrants with an average exercise price of $0.93 per share, and 117,792 warrants with an average exercise price of $0.76 during fiscal 2007.  All warrants granted to Mr. Cannon were issued with an exercise price which equaled the fair value of the Company’s shares on the grant date.

On October 13, 2006, various shareholders advanced the Company short term, zero interest loans ranging from $2,700 to $5,000 each, totaling $12,700.  In December 2006 and January 2007, these loans were paid in full and have no outstanding balances as of March 31, 2008.

As of March 31, 2008 the Company had aggregate principal balances of $1,249,500 in outstanding unsecured indebtedness owed to five related parties including four former board of directors representing working capital advances made to the Company from February 2001 through March 2005.  These notes bear interest at the rate of 6% per annum and provide for total monthly principal payments which commenced April 1, 2006 of $2,500, and which increased by $2,500 every six months to a maximum of $10,000.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.  Related party interest expense under these notes was $78,243 and $85,595 for the years ended March 31, 2008 and 2007, respectively.  Accrued interest, which is included in notes payable in the accompanying balance sheet, related to these notes amounted to $482,584 and $404,341 as of March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company had not made the required payments under the related-party notes which were due on January 1, February 1, and March 1, 2008.  However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default.  On April 29, 2008, May 30, 2008, and June 27, 2008, the Company paid the January 1, February 1 and March 1 payments respectively, due on these related party notes.  Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.  No new borrowings have been made by the Company from these related parties as of June 29, 2008.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee which is composed of three independent directors and the Company’s Vice President of Finance, has selected KMJ Corbin & Company LLP as independent accountants to audit the Company’s books, records, accounts and financial statements for the fiscal year ended March 31, 2008.  KMJ Corbin & Company LLP previously audited the Company’s financial statements during the fiscal year ended March 31, 2007.

Audit, Audit Related, Tax and Non-Audit Fees:

Aggregate fees for professional services rendered to the Company by KMJ Corbin & Company LLP for the years ended March 31, 2008 and 2007 were as follows:

Services Provided	2008	2007
Audit Fees	$70,360	$88,429
Audit Related Fees	15,700	-
Tax Fees	8,520	6,725
All Other Fees	-	-
Total	$94,580	$95,154

Audit Fees.  The aggregate fees billed for the years ended March 31, 2008 and 2007 were for the audits of the Company’s financial statements and reviews of the interim financial statements included in the annual and quarterly reports.

Audit Related Fees.  Audit related fees for the year ended March 31, 2008 were incurred as a result of the Company’s SB-2 and S-8 filings.  There were no fees billed for the year ended March 31, 2007 for the audit or review of the Company’s financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended March 31, 2008 and 2007 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  There were no other fees billed for the years ended March 31, 2008 and 2007 other than the services described above.

Audit Committee Pre-Approval Policies and Procedures:

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit Committee pre-approves both the type of services to be provided by KMJ Corbin & Company LLP and the estimated fees related to these services.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENTS

(a)	1.	Financial Statements

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in Exhibit 13.1 and are incorporated herein by reference pursuant to Item 8 of this Annual Report on Form 10-K.

Index to Financial Statements

Page in Exhibit 13.1

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets at March 31, 2008 and 2007	F-2

Consolidated Statements of Operations for each of the two
		years in the period ended March 31, 2008	F-3

Consolidated Statements of Changes in Stockholders’
Deficit for each of the two years in the
		period ended March 31, 2008	F-4

Consolidated Statements of Cash Flows for each of the two
		years in the period ended March 31, 2008	F-6

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedules

All financial statement schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements and the related Notes thereto located in Exhibit 13.1.

	3.	Exhibit Index
See Exhibit Index on page 64 of this Annual Report on Form 10-K.

(b)	Exhibits
See Exhibit Index on page 64 of this Annual Report on Form 10-K

(c)	Financial Statement Schedules
See (a)(2) above.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CryoPort, Inc.

Dated: June 30, 2008	By: /s/ Peter Berry
Peter Berry
President and Chief Executive Officer

Dated: June 30, 2008	By: /s/ Dee S. Kelly
Dee S. Kelly
Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signatures	Title	Date
/s/ Peter Berry	President, Chief Executive Officer and Director	June 30, 2008
Peter Berry

/s/ Thomas Fischer	Vice Chairman of the Board of Directors	June 30, 2008
Thomas Fischer, PhD

/s/ Gary C. Cannon	Secretary and Director	June 30, 2008
Gary C. Cannon

/s/ Adam M. Michelin	Director	June 30, 2008
Adam M. Michelin

/s/ Stephen L. Scott	Director	June 30, 2008
Stephen L. Scott

Item 15(a)3                                                                Exhibit Index

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit
Number                                                                                                                                 Document

3.1	Corporate Charter for G.T.5-Limited issued by the State of Nevada on March 15, 2005.

3.2	Articles of Incorporation for G.T.5-Limited filed with the State of Nevada in May 25, 1990.

3.3.	Amendment to Articles of Incorporation of G.T.5-Limited increasing the authorized shares from 5,000,000 to 100,000,000 shares filed with the State of Nevada on October 12, 2004.

3.4	Amendment to Articles of Incorporation changing the name of the corporation from G.T.5-Limited to CryoPort, Inc. filed with the State of Nevada on March 16, 2005.

3.4.1	Amended and Restated Articles of Incorporation dated October 19, 2008.

3.5	Amended and Restated By-Laws of CryoPort, Inc. adopted by the Board of Directors on June 22, 2005.

3.6
Articles of Incorporation of CryoPort Systems, Inc. filed with the State of California on December 11, 2000, including Corporate Charter for CryoPort Systems, Inc. issued by the State of California on December 13, 2000.

3.7	By-Laws of CryoPort Systems, Inc. adopted by the Board of Directors on December 11, 2000.

3.8	CryoPort Systems, Inc. Stock Certificate Specimen.

3.9	Code of Conduct for CryoPort, Inc. pending adoption by Board of Directors.

3.10	Code of Ethics for Senior Officers of CryoPort, Inc. and subsidiaries pending adoption by Board of Directors.

3.11	Statement of Policy on Insider Trading pending adoption by Board of Directors.

3.12	CryoPort, Inc. Audit Committee Charter, under which the Audit Committee will operate, adopted by the Board of Directors on August 19, 2005.

3.13	CryoPort Systems, Inc. 2002 Stock incentive Plan adopted by the Board of Directors on October 1, 2002.

3.14	Stock Option Agreement ISO - Specimen adopted by the Board of Directors on October 1, 2002.

3.15	Stock Option Agreement NSO – Specimen adopted by Board of Directors on October 1, 2002.

3.16	Warrant Agreement – Specimen adopted by the Board of Directors on October 1, 2002.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8 information sheet and Assignment to CryoPort Systems, Inc. document.

4.1	Form of Debenture – Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007.

4.1.1	Amendment to Convertible Debenture dated February 19, 2008.

4.1.2	Amendment to Convertible Debenture dated April 30, 2008.

4.1.2.1	Annex to Amendment to Convertible Debenture dated April 30, 2008.

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007.

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008.

4.4	Common Stock Purchase Warrant dated May 30, 2008.

4.5	Common Stock Purchase Warrant dated May 30, 2008.

10.1	Contracts

10.1.1	Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. signed on March 15, 2005.

10.1.2	Commercial Promissory Note between CryoPort, Inc. and D. Petreccia executed on August 26, 2005.

10.1.3	Commercial Promissory Note between CryoPort, Inc. and J. Dell executed on September 1, 2005.

10.1.4	Commercial Promissory Note between CryoPort, Inc. and M. Grossman executed on August 25, 2005.

10.1.5	Commercial Promissory Note between CryoPort, Inc. and P. Mullens executed on September 2, 2005.

10.1.6	Commercial Promissory Note between CryoPort, Inc. and R. Takahashi executed on August 25, 2005.

10.1.7	Lease Agreement between CryoPort Systems, Inc. and Brea Hospital Properties, LLC, executed on March 11, 2005.

10.18	Exclusive and Representation Agreement between Cryoport Systems, Inc. and CryoPort Systems, Ltda. executed on August 9, 2001.

10.1.9	Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006.

10.2	Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group.

10.2.1	Corrected Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group.

10.3	Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC.

10.3.1	Corrected Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC.

10.4	Consultant Agreement dated April 18, 2007 between CryoPort, Inc. and Malone and Associates, LLC.

10.5	Lease Agreement dated July 2, 2007 between CryoPort, Inc. and Viking Investors – Barents Sea LLC.

10.6	Securities Purchase Agreement dated September 27, 2007.

10.7	Registration Rights Agreement dated September 27, 2007.

10.8	Security Agreement dated September 27, 2007.

10.9	Sitelet Agreement between FedEx Corporate Services, Inc. and CryoPort Systems, Inc. dated January 23, 2008.

10.10	Securities Purchase Agreement dated May 30, 2008.

10.11	Registration Rights Agreement dated May 30, 2008.

10.12	Waiver dated May 30, 2008

10.13	Security Agreement dated May 30, 2008.

10.14	Termination of Services Letter to First Capital Investors dated August 3, 2007.

*13.1	Consolidated Financial Statements and related Notes thereto.

*23.1	Consent of Independent Registered Public Accounting Firm - KMJ Corbin & Company LLP.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer

*	filed herewith

EXHIBIT INDEX

Exhibit No.	Description
3.1	State of Nevada Corporate Charter for G.T. 5- Limited, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.2	Articles of Incorporation Of G.T 5-Limited, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.3	Amendment to Articles of Incorporation of G T. 5-Limited issue 100M shares Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4	Amendment of Articles of Incorporationof G.T.5-Limited name change to CryoPort, Inc, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4.1	Amended and Restated Articles of Incorporation, Incorporated by reference to the Company’s Current Report on Form 8-K dated October 19, 2007.

3.5	Amended and Restated By-Laws Of CryoPort, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.6	Articles of Incorporation CryoPort Systems, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.7	By-Laws of CryoPort Systems, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.8	CryoPort, Inc. Stock Certificate Specimen Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.9	Code of Conduct for CryoPort, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.10	Code of Ethics for Senior Officers Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.11	Statement of Policy on Insider Trading Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.12	CryoPort, Inc. Audit Committee Charter Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.13	CryoPort Systems, Inc. 2002 Stock Incentive Plan Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.14	Stock Option Agreement ISO – Specimen Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.15	Stock Option Agreement NSO –Specimen Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.16	Warrant Agreement – Specimen Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 On File with Company

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 On File with Company

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 On File with Company

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7 On File with Company

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8 On File with Company

4.1
Form of Debenture – Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated November 9, 2007.

4.1.1	Amendment to Convertible Debenture dated February 19, 2008. Incorporated by reference to the Company’s Current Statement on Form 8-K dated March 7, 2008.

4.1.2	Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to the Company’s Current Statement on Form 8-K dated April 30, 2008.

4.1.2.1	Annex to Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to the Company’s Current Statement on Form 8-K dated April 30, 2008.

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated November 9, 2007.

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

4.4	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008

4.5	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008

10.1	Contracts

10.1.1
Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. dated 03/05/01. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.2	Commercial Promissory Notes between CryoPort, Inc. and D. Petreccia Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Notes between CryoPort, Inc. and J. Dell Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Notes between CryoPort, Inc. and M. Grossman Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.5	Commercial Promissory Notes between CryoPort, Inc. and P. Mullens Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.6	Commercial Promissory Notes between CryoPort, Inc. and R. Takahashi Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.7	Lease Agreement between CryoPort Systems, Inc. and Brea Hospital Properties, LLC. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.8
Exclusive and Representation Agreement Between CryoPort Systems, Inc. and CryoPort Systems Ltda. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.9
Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006 Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.2	Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2007.

10.2.1	Corrected Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group Incorporated by reference to the Company’s Current Report on Form 8-K/A dated May 2, 2007.

10.3	Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2007.

10.3.1
Corrected Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC Incorporated by reference to the Company’s Current Report on Form 8-K/A dated May 2, 2007.

10.4
Lease Agreement dated July 2, 2007 between CryoPort, Inc. and Viking Investors – Barents Sea LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

10.5
Consultant Agreement dated April 18, 2007 between CryoPort, Inc. and Malone and Associates, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

10.6	Securities Purchase Agreement dated September 27, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated November 9, 2007.

10.7	Registration Rights Agreement dated September 27, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated November 9, 2007.

10.8	Security Agreement dated September 27, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated November 9, 2007.

10.9
Sitelet Agreement between FedEx Corporate Services, Inc. and CryoPort Systems, Inc. dated January 23, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2008.

10.10	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.11	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.12	Waiver dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.13	Security Agreement dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.14	Termination of Services Letter to First Capital Investors dated August 3, 2007. Incorporated by reference to the Company’s Current Report on Form 8-K dated August 3, 2008.

13.1	Consolidated Financial Statements and Notes thereto for the periods ended March 31, 2008 and 2007. Filed Herewith.

23.1	Consent of Independent Registered Public Accounting Firm - KMJ Corbin & Company LLP. Filed Herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief/Financial Officer Filed Herewith

32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer Filed Herewith

32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer Filed Herewith