Form 10-K/A
period 2008-03-31
Cryoport, Inc.
filed 2008-07-14
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

The new CryoPort Express® One-Way Shipper System products shares many of the characteristics and basic design details of the currently available reusable products.  The expected shared characteristics include general geometry and shape, similar liquid capacities and similar thermal performance characteristics.  As a result, much of the market experience gained from the sale of these products is directly relevant to the usage characteristics of the new CryoPort Express® One-Way Shipper System products.  There are two general sizes planned.  A larger size of approximately 5 liters capacity, based on a product that has been produced for 5 years, is planned for shipping larger quantities of material and / or for use when longer holding times are required.  A smaller size of approximately 1 liter capacity is planned for unit dose shipments, or small quantity shipments, that are direct to the end user and thus require shorter holding times.  Because the shipment quantity is fairly small, a shorter holding time capability does not admit an unacceptable financial risk of product loss.  The basis of the migration from reusable status to one-way use status is primarily one of cost and convenience which requires a generally lower cost product.  Lower cost is achieved from higher production quantities, from lower cost materials and from automated manufacturing methods.  The currently ongoing development related to these items is principally focused on material properties, particularly those properties related to the low temperature requirement and the vacuum retention characteristics; i.e., permeability of the materials.  Several different metallic and polymeric materials have been subjected to testing to this point.  One non-traditional material has been qualified and is available for production subject to the demand for higher production quantities that will justify the capital investment.  Other materials are currently being evaluated for long term vacuum retention characteristics by analyzing permeation properties.  These are long term tests that are being conducted by a commercial, well known laboratory.  Further on steps that are required to successfully market the products to a broad spectrum of potential customers are largely related to a perceived need to customize the product characteristics to specific customer’s requirements.  This can only be accomplished once the potential customer is identified and preliminary discussions are begun relative to the specific needs of that customer.  Items potentially involved at this stage include the required holding time, the required product capacity, the impact of the distribution environment from in plant packing to end use unpacking.  We believe that each potential customer may have a specific set of needs that can be satisfied from a catalog like listing of the generic characteristics of the planned products.  Other advances additional to the development work on the cryogenic container include both an improved liquid nitrogen retention system and a secondary protective, spillproof packaging system.  This secondary system, outer packaging has a low cost that lends itself to disposability.  Further, it adds an additional liquid nitrogen retention capability to further assure compliance with IATA and ICAO regulations that prohibit egress of liquid nitrogen from the shipping package.

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

The following table gives effect to the shares of common stock issuable within 60 days of  March 31, 2008, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date.  Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned:

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Executive Officers and Directors:

Peter Berry	1,420,370	(1)	2.1%
Dee S. Kelly	392,252	(1)	0.6%
Kenneth G. Carlson	287,000	(1)	0.4%
Gary C. Cannon	227,600	(1)	0.4%
Adam M. Michelin	182,600	(1)	0.3%
Thomas S. Fischer, PhD	176,400	(1)	0.3%
Stephen L. Scott	128,211	(1)	0.2%
Bret Bollinger	50,000	(1)	0.1%

All directors and named executive officers as a group (8 persons)	2,864,433		4.3%

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned*

Other Stockholders:
Enable Growth Partners LP	7,408,334	(1) (2)	4.9%
BridgePointe Master Fund, Ltd.	5,215,496	(1) (2)	4.9%

*
The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares, which the selling stockholder has the right to acquire within 60 days. Nevertheless, for purposes of this table only (other than the column entitled “Percentage Beneficial Ownership after Offering”), for each selling stockholder does not give effect to the 4.9% limitation on the number of shares that may be held by each stockholder as agreed to in the warrant held by each selling stockholder which limitation is subject to waiver by the holder upon 61 days prior written notice to us (subject to a further non-waivable limitation of 9.99%).

(1)
Includes shares which individuals shown above have the right to acquire as of March 31, 2008, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows:  Mr. Berry - 1,420,370 shares; Ms. Kelly -392,252 shares; Mr. Carlson – 287,000 shares; Mr. Cannon – 227,600 shares; Mr. Michelin – 182,600 shares; Mr. Fischer – 176,400 shares;  Mr. Scott – 128,200 shares; Mr. Bollinger – 50,000 shares; Enable Growth Partners LP – 4,375,001 shares and BridgePointe Master Fund, Ltd – 3,151,259 shares.

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

CryoPort, Inc.

Dated: July 14, 2008	By: /s/ Peter Berry
Peter Berry
President and Chief Executive Officer

Dated: July 14, 2008	By: /s/ Dee S. Kelly
Dee S. Kelly
Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signatures	Title	Date
/s/ Peter Berry	President, Chief Executive Officer and Director	July 14, 2008
Peter Berry

/s/ Thomas Fischer	Vice Chairman of the Board of Directors	July 14, 2008
Thomas Fischer, PhD

/s/ Gary C. Cannon	Secretary and Director	July 14, 2008
Gary C. Cannon

/s/ Adam M. Michelin	Director	July 14, 2008
Adam M. Michelin

/s/ Stephen L. Scott	Director	July 14, 2008
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