Form 10-Q
period 2008-06-30
Cryoport, Inc.
filed 2008-08-14
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 000-51578
CryoPort, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20382 BARENTS SEA CIRCLE, LAKE FOREST, CA	92630
(Address of principal executive offices)	(Zipcode)

Registrant’s telephone number, including area code: (949) 470-2300

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

As of August 10, 2008 the Company had 41,174,703 shares of its $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,189,698	$2,231,031
Restricted cash	205,920	203,670
Accounts receivable, net	2,051	21,411
Inventories	195,036	121,952
Prepaid expenses and other current assets	154,940	153,016
Total current assets	2,747,645	2,731,080

Fixed assets, net	208,720	193,852
Intangible assets, net	1,107	474
Deferred financing costs, net	104,084	325,769
Other assets	178,787	209,714

	$3,240,343	$3,460,889

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$235,859	$234,298
Accrued expenses	104,446	95,048
Accrued warranty costs	24,368	29,993
Accrued salaries and related	133,749	138,103
Current portion of convertible notes payable and accrued interest, net of discount of $860,886 at June 30, 2008 and $1,039,844 at March 31, 2008	2,144,437	902,486
Line of credit and accrued interest	103,349	115,943
Current portion of related party notes payable	150,000	150,000
Current portion of note payable to officer	72,000	72,000
Current portion of note payable	-	12,000
Total current liabilities	2,968,208	1,749,871

Related party notes payable and accrued interest, net of current portion	1,570,678	1,582,084
Convertible notes payable, net of current portion and discount of $2,760,796 at June 30, 2008 and $2,482,513 at March 31, 2008	-	-
Note payable to officer and accrued interest, net of current portion	114,058	129,115

Total liabilities	4,652,944	3,461,070

Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized; 41,089,703 at June 30, 2008 and 40,928,225 at March 31, 2008 shares issued and outstanding	41,090	40,929
Additional paid-in capital	20,697,994	13,888,094
Accumulated deficit	(22,151,685)	(13,929,204)
Total stockholders’ deficit	(1,412,601)	(181)

	$3,240,343	$3,460,889

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended June 30,
	2008	2007

Net sales	$13,424	$5,541

Cost of sales	118,378	68,307

Gross loss	(104,954)	(62,766)

Operating expenses:
Selling, general and administrative expenses	560,040	594,555
Research and development expenses	110,791	28,587

Total operating expenses	670,831	623,142

Loss from operations	(775,785)	(685,908)

Other income (expense):
Interest income	12,814	-
Interest expense	(555,769)	(58,000)
Loss on extinguishment of debt	(6,902,941)	-

Total other expense, net	(7,445,896)	(58,000)

Loss before income taxes	(8,221,681)	(743,908)

Income taxes	800	1,600

Net loss	$(8,222,481)	$(745,508)

Net loss available to common stockholders per common share:
Basic and diluted loss per common share	$(0.20)	$(0.02)
Basic and diluted weighted average common shares outstanding	41,018,074	37,890,100

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,222,481)	$(745,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,631	6,923
Amortization of deferred financing costs	17,162	4,699
Amortization of debt discount	418,275	29,638
Stock issued to consultants	28,500	382,500
Fair value of stock options and warrants issued to employees and directors	53,887	-
Loss on extinguishment of debt	6,902.941	-
Interest earned on restricted cash	(2,250)	-
Changes in operating assets and liabilities:
Accounts receivable	19,360	7,838
Inventories	(73,084)	(1,390)
Prepaid expenses and other assets	29,001	-
Accounts payable	1,561	(13,694)
Accrued expenses	9,398	6,903
Accrued warranty costs	(5,625)	375
Accrued salaries and related	(4,354)	(14,150)
Accrued interest	118,164	22,688
Net cash used in operating activities	(694,914)	(313,178)

Cash flows from investing activities:
Payment of trademark costs	(633)	-
Purchases of fixed assets	(29,499)	(2,805)

Net cash used in investing activities	(30,132)	(2,805)

Cash flows from financing activities:
Net proceeds from borrowings under convertible notes	1,062,500	-
Repayment of convertible notes	(117,720)	-
Repayment of borrowings on line of credit	(12,500)	-
Payment of deferred financing costs	(191,875)	-
Repayment of note payable	(12,000)	-
Repayments of related party notes payable	(30,000)	(15,000)
Repayments of note payable to officer	(18,000)	(9,000)
Proceeds from issuance of common stock, net	-	554,140
Proceeds from exercise of options and warrants	3,308	100,000

Net cash provided by financing activities	683,713	630,140

Net change in cash and cash equivalents	(41,333)	314,157

Cash and cash equivalents, beginning of period	2,231,031	264,392

Cash and cash equivalents, end of period	$2,189,698	$578,549

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Three Months Ended June 30,
	2008	2007

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$5,620	$-
Income taxes	$800	$1,600

Supplemental disclosure of non-cash activities:

Estimated fair value of common stock issued and warrants granted in connection with consulting agreement	$28,500	$349,834

Deferred financing costs in connection with convertible debt financing	$84,202	$-

Debt discount in connection with convertible debt financing	$1,250,000	$-

Conversion of debt and accrued interest to common stock	$5,446	$105,679

Cashless exercise of warrants	$150	$-

Cancellation of shares issued for debt principal reductions	$117,720	$-

Estimated fair value of warrants issued in connection of debt modification	$5,858,344	$-

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 1 - MANAGEMENT’S REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by CryoPort, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. It is suggested that the unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

The principal focus of the Company is to capitalize on servicing the transportation needs of the growing global “biotechnology revolution” and provide a newly developed line of one time use dry cryogenic shippers for the transport of biological materials. These materials include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, reproductive tissues, infectious substances and other items that require continuous exposure to cryogenic temperature (less than -150°C).  The Company has historically manufactured and sold a line of reusable cryogenic dry shippers.  These reusable cryogenic dry shippers primarily serve as the vehicles for the development of the cryogenic technology that support the development of the one time use dry cryogenic shippers, the CryoPort Express® One-Way Shipper, but also are essential components of the infrastructure that supports testing and research activities of the pharmaceutical and biotechnology industries.  The Company’s mission is to provide cost effective packaging systems for biological materials requiring, or benefiting from, a cryogenic temperature environment over an extended period of time.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of only $13,424, incurred a net loss of $8,222,481 including a $6,902,941 loss on debt extinguishment,  and used cash of $694,914 in its operating activities during the three months ended June 30, 2008.  In addition, the Company has a working capital deficit of $220,563 as of June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On October 1, 2007, the Company received net proceeds of $3,436,551 from the issuance of convertible debentures (see Note 8).  On May 30, 2008, the Company received net proceeds of $870,625 from an additional convertible debenture financing (see Note 8).  As a result of the recent financings, the Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $2,002,000 as of August 10, 2008 which will be used to fund the sales and marketing efforts as well as provide the working capital required for the Company’s launch of the CryoPort Express® One-Way Shipper and is expected to provide the Company with the means for eventual achievement of sustained profitable operations and the ability to continue as a going concern.

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
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, allowances for inventory obsolescence, accrued warranty costs, deferred tax assets and their accompanying valuations, product liability reserves and the valuations of common stock, warrants and stock options issued for products or services.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2008, the Company had $2,388,154 of cash balances, including restricted cash, which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 4.74% which serves as collateral for borrowings under a line of credit agreement (see Note 6). At June 30, 2008, the balance in the certificate of deposit was $205,920.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $3,100 as of June 30, 2008, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During the three month periods ended June 30, 2008 and 2007, the Company had foreign sales of approximately $6,300 and $1,400, respectively, which constituted approximately 47% and 26%, respectively, of net sales.

The majority of the Company’s customers are in the bio-tech, bio-pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, note payable to officer, line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except the related party notes payable, approximates fair value at June 30, 2008. The difference between the fair value and recorded values of the related party notes payable is not significant.

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
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable.  Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.  During the three month periods ended June 30, 2008 and 2007, the Company capitalized deferred financing costs of $107,673 and $0, respectively, and amortized deferred financing costs of $17,162 and $4,699, respectively to interest expense.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accrued Warranty Costs

Estimated costs of the standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the extended warranty plan are expensed as incurred.

The following represents the activity in the warranty accrual account during the three month periods ended June 30:

	2008	2007

Beginning warranty accrual	$29,993	$55,407
Increase in accrual (charged to cost of sales)	750	375
Charges to accrual (product replacements)	(6,375)	-
Ending warranty accrual	$24,368	$55,782

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
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the three month periods ended June 30, 2008 and 2007, the Company expensed approximately $35,000 and $2,000, respectively, in advertising costs.

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

As stock-based compensation expense recognized in the consolidated statements of operations for the three month periods ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three month periods ended June 30, 2008 and 2007 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of June 30, 2008, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

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

	June 30,	June 30,
	2008	2007
Stock options and warrants:
Expected term	5 years	N/A
Expected volatility	218%	N/A
Risk-free interest rate	2.84%-3.15%	N/A
Expected dividends	N/A	N/A

A summary of employee and director options and warrant activity for the three-month period ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	4,556,163	$0.64
Granted	56,800	$0.96
Exercised	(239,693)	$0.04
Forfeited	-	$-

Outstanding, vested and expected to vest at June 30, 2008	4,373,270	$0.68	6.98	$1,020,397

Outstanding and exercisable at June 30, 2008	4,273,270	$0.67	6.92	$1,020,397

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were 56,800 warrants and no stock options granted to employees and directors during the three months ended June 30, 2008 and no warrants or stock options granted to employees and directors during the three months ended June 30, 2007.  In connection with the warrants granted, during the three months ended June 30, 2008 and 2007, the Company recorded total charges of $53,887 and $0, respectively, in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 in the accompanying consolidated statements of operations.  No employee or director warrants or stock options expired during the three months ended June 30, 2008 and 2007.  The Company issues new shares from its authorized shares upon exercise of warrants or options.

There was no vesting of prior warrants or stock options issued to employees and directors during the three months ended June 30, 2008 and 2007.  As of June 30, 2008, there was $105,965 of unrecognized compensation cost related to employee and director stock based compensation arrangements, which is expected to be recognized over the next two years.

The total intrinsic value of stock options and warrants exercised during the three months ended June 30, 2008 was $203,012.

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
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 10).

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 58,809,041 and 41,759,053 for the three month periods ended June 30, 2008 and 2007, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, (“EITF 98-05”) and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line interest method which approximates the effective amortization method (see Note 8).

Recent Accounting Pronouncements

In September 2006, the FSB adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement.  As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability.  The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.  FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008.  FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this pronouncement did not have material effect on the Company’s consolidated financial statements.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions, expense all direct transaction costs and account for the estimated fair value of contingent consideration.  This standard establishes an acquisition-date fair value for acquired assets and liabilities and fully discloses to investors the financial effect the acquisition will have.  The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS 160 is effective for the Company as of the beginning of fiscal year 2009.  The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at June 30, 2008 and March 31, 2008 consist of the following:

	June 30,	March 31,
	2008	2008

Raw materials	$108,628	$61,342
Work in process	9,116	5,827
Finished goods	77,292	54,783

	$195,036	$121,952

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at June 30, 2008 and March 31, 2008:

	June 30,	March 31,
	2008	2008

Furniture and fixtures	$23,253	$23,253
Machinery and equipment	615,964	586,465
Leasehold improvements	15,131	15,131
	654,348	624,849
Less accumulated depreciation and amortization	(445,628)	(430,997)

	$208,720	$193,852

Depreciation and amortization expense for fixed assets for the three months ended June 30, 2008 and 2007 was $14,631 and $5,756, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 2, 2007, the Company entered into a new lease agreement with Viking Investors - Barents Sea, LLC for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease requires base lease payments of approximately $12,000 per month. In connection with the lease agreement, the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company has capitalized and is amortizing the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long-term assets. As of June 30, 2008, the unamortized balance of the value of the warrants issued to the lessor was $8,298.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 5 - COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 6 - LINE OF CREDIT

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on the prime rate less 1% per annum (totaling 4.0% as of June 30, 2008). The Company utilizes the funds advanced from the Line for capital equipment purchases to support the launch of the Company’s newly developed product, the CryoPort Express® One-Way Shipper. As of June 30, 2008, the outstanding balance of the Line was $103,349, including accrued interest expense of $349. During the three months ended June 30, 2008, the Company made payments against the Line of $12,500 and recorded interest expense of $1,119 related to the Line.  No funds were drawn against the Line during the three months ended June 30, 2008.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 7 - NOTES PAYABLE

As of June 30, 2008 and March 31, 2008, the Company had aggregate principal balances of $1,219,500 and $1,249,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to a maximum of $10,000 per month.  As of June 30, 2008, the aggregate principal payments totaled $10,000 per month.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $18,594 and $20,019 for the three months ended June 30, 2008 and 2007, respectively. Accrued interest, which is included in related party notes payable in the accompanying consolidated balance sheets, related to these notes amounted to $501,178 and $482,584 as of June 30, 2008 and March 31, 2008, respectively. As of June 30, 2008, the Company had not made the required payments under the related-party notes which were due on April 1, May 1, and June 1, 2008. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On July 31, 2008, the Company paid the April 1 note payments due on these related-party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of June 30, 2008 and March 31, 2008, the total amount of deferred salaries under this arrangement was $186,058 and $201,115, respectively, of which $114,058 and $129,115, respectively, is recorded as a long-term liability in the accompanying consolidated balance sheets.  Interest expense related to this note was $2,943 for the three months ended June 30, 2008.  Accrued interest related to this note payable amounted to $6,108 and $3,165 at June 30, 2008 and March 31, 2008, respectively, and is included in the note payable to officer in the accompanying consolidated balance sheets.

The Company had a non-interest bearing note payable to a third party for $77,304, which was due in April 2003. The Company made the final payments of $5,000 in April 2008 and $7,000 in May 2008. As of June 30, 2008 and March 31, 2008, the remaining unpaid balance on this note was $0 and $12,000, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE

On October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “October Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551.

In accordance with the Convertible Debenture Agreement as amended on February 19, 2008, the principal amount under the October Debentures is payable to the investors in 24 monthly redemption payments which commenced on March 31, 2008.  The Company may elect to make principal redemptions in shares of common stock.   If the Company elects to make principal redemptions in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal redemption is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the principal redemption due date.

At any time, holders may convert the October Debentures into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).  On January 31, 2008, $100,000 of the principal balance of the October Debentures was converted by an investor.  Using the conversion rate of $0.84 per share per the terms of the Convertible Debenture Agreement, 119,047 shares of registered common stock were issued to the investor.

Quarterly interest payments for these convertible debentures are payable in cash and commenced on January 1, 2008.  The Company may elect to make interest payments in shares of common stock provided, generally, that it is not in default under the Debentures and it has met certain equity conditions prior to the due date of the interest payments.   If the Company elects to make interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date. As of June 30, 2008 and March 31, 2008, the Company had $88,388 and $5,446, respectively, of accrued interest on the October Debentures included in the accompanying consolidated balance sheets and recorded a total of $88,388 in interest expense related to the face rate of interest in the accompanying consolidated statement of operations for the three month period ended June 30, 2008.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

The October Debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (collectively, the “October Warrants”). The valuation of the October Warrants as calculated using the Black Scholes option pricing model equaled $7,838,791 on the date of grant.

Under EITF Issue No. 00-27, the value of the October Warrants issued to the investors was calculated relative to the total amount of the debt offering. The relative fair value of the October Warrants issued to the investors was determined to be $2,941,267, or 62.5% of the total offering. The relative fair value of the October Warrants, along with the effective beneficial conversion feature of the debt ($3,557,761) and the face value discount given to the investors ($706,154), totaled in excess of the face amount of the October Debentures. As such, the Company recorded a debt discount equal to the face value of the October Debentures of $4,707,705. Prior to the amendment of the October Debentures on April 30, 2008 discussed below, the Company recorded interest expense of $146,765 related to the amortization of the debt discount during the three months ended June 30, 2008.

Financing fees of $565,000, including placement agent fees of $440,000 and legal and other fees of $125,000, were paid in cash from the gross proceeds of the October Debentures. Joseph Stevens and Company (“Joseph Stevens”) acted as sole placement agent in connection with the financing transaction. Also in connection with the financing transaction, the Company issued Joseph Stevens three-year warrants to purchase 560,364 shares of the Company’s common stock exerciseable at $0.84 per share. The value of the warrants issued to Joseph Stevens as calculated using the Black Scholes option pricing model was $525,071.  The total financing fees of $1,090,071 related to the financing transaction were allocated to the equity and debt components of the financing. The Company recorded 62.5% of the financing fees ($681,294) as costs related to the issuance of the equity instruments, and as such has netted those amounts against additional paid-in capital as of the date of the financing. The remaining 37.5% ($408,777) was recorded as deferred financing costs.  Prior to the amendment of the October Debentures on April 30, 2008 discussed below, the Company recorded interest expense of $13,573 related to the amortization of these deferred financing costs during the three months ended June 30, 2008.  In connection with the amendment of the October Debentures on April 30, 2008, the unamortized balance of the deferred financing costs was written off (see below).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

In connection with the October Debentures, the Company also entered into a registration rights agreement with the investors that required the Company to register the shares issuable upon conversion of the principal amounts of the October Debentures and exercise of the October Warrants.  Pursuant to the registration rights agreement, on November 9, 2007 the Company filed a Registration Statement on Form SB-2.  On January 25, 2008, the registration statement, as amended, became effective with the Securities and Exchange Commission.  Per the terms of the registration rights agreement, following the effective date of the registration statement, the Company may force conversion of the October Debentures if the market price of the common stock is at least $2.52 for 30 consecutive days.  The Company may also prepay the October Debentures in cash at 120% of the then outstanding principal balance.

On March 31, 2008, the Company issued 224,176 shares of registered common stock for principal redemptions totaling $188,308 and 110,501 shares of common stock for March 2008 interest payments totaling $92,821 to the holders of the October Debentures using the conversion rate of $0.84.  In April 2008, the Company was notified by the holders that the qualifying equity conditions had not been fully satisfied with relation to the conversion of the principal and interest payments made by the Company on March 31, 2008.  As a result, in April 2008 the Company rescinded and cancelled 140,143 shares of registered common stock for principal redemptions totaling $117,720 and submitted the cash payments in the same amounts to those holders.  Pursuant to a one-time waiver agreement with one of the Debenture holders, the remaining $70,588 of the March 31 principal redemption was adjusted to reflect a one-time conversion rate of $0.70 and, in April 2008 the Company issued the holder 16,807 additional registered shares in consideration.   Also in consideration of the one-time waiver with the October Debenture holders, the full amount of the March 31, 2008 interest payments were adjusted to reflect a one-time conversion price of $0.70 and in April 2008 the Company issued the October Debenture holders 22,099 additional common stock shares.  The additional interest expense for the October Debentures of $5,446 related to the one-time conversion rate adjustments of the March 31, 2008 principal and interest payments from $0.84 to $0.70 was included in accrued interest for the October Debentures as of March 31, 2008.

On April 30, 2008, the Convertible Debenture Agreement was amended to reflect changes to the monthly redemption of principal and changes to the October Warrants issued with the original October Debentures.  Under the terms of the April 30, 2008 Amendment (the “Amendment”), the monthly principal redemptions were suspended until August 1, 2008 and the remaining principal due on the October Debentures will be paid thereafter on the first date of each month in equal installments through March 27, 2010, the expiration date. Further, the Amendment changes the exercise price of the October Warrants issued under the terms of the Securities Purchase Agreement and related Agreements from $0.90, $0.92 and $1.60 to $0.60 each. The number of shares to be purchased under each of the October Warrants was also adjusted under the terms of the Amendment so that the original dollar amounts to be raised by the Company through the exercise of each of the October Warrants will remain the same.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

Changes to the exercise prices and number of warrants related to the October Debentures as a result of the Amendment were made according to the following schedule:

	5 Year Warrants	2 Year Warrants	2 Year Warrants	Combined
As Originally Issued:
No. of warrants	5,604,411	1,401,103	1,401,103	8,406,617
Exercise price	$0.92	$0.90	$1.60

As Modified:
No. of warrants	8,593,430	2,101,655	3,736,275	14,431,360
Exercise price	$0.60	$0.60	$0.60

This Amendment to the October Debentures has been accounted for by the Company as an extinguishment of debt in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 06-6, Debtor's Accounting For a Modification or Exchange of Convertible Debt Instruments.  The Company determined that the net present value of the cash flows under the terms of the Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original October Debentures agreement.  Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the Amendment.  Accordingly, the Company recorded the amended October Debentures at their fair value of $1,805,668 at the date of extinguishment.  The difference between the fair value of the amended October Debentures and the carrying value of the original October Debentures at the date of debt extinguishment amounting to $730,400 was recorded as part of the loss on debt extinguishment for the three months ended June 30, 2008.

The increase in value of the October Warrants arising from the change in conversion price and the additional number of warrants issued of $5,858,344 has been accounted for as a payment to the debt holders in connection with the debt extinguishment and included in the loss on debt extinguishment for the three months ended June 30, 2008.  As a result of the Amendment, unamortized deferred financing costs of $312,197 arising from the original issuance of the October Debentures were written off and were included in the loss on debt extinguishment for the three months ended April 30, 2008.  There were no debt issuance costs incurred in connection with the Amendment.

As of June 30, 2008 and March 31, 2008, the principal balance of the October Debentures totaled $4,419,397 and $4,419,397, respectively, of which the current portion of $2,582,513 and $1,936,884 is included in the Company’s current liabilities in the accompanying consolidated balance sheets at June 30, 2008 and March 31, 2008, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

The debt discount of $2,643,192 recorded in connection with the amended October Debentures is being amortized through the maturity dates of the October Debentures.  As of June 30, 2008 and March 31, 2008, the unamortized balance of the debt discount was $2,413,349 and $3,522,357, respectively.  During the three months ended June 30, 2008, the Company recorded additional interest expense of $229,843 related to the amortization of the debt discount associated with the amended October Debentures.

On June 9, 2008, the Company completed the transactions contemplated under a certain Securities Purchase Agreement with an accredited investor providing for the issuance of the Company’s Original Issue Discount 8% Secured Convertible Debentures (the “May Debenture”) having a principal face amount of $1,250,000.  The Company realized gross proceeds of $1,062,500 after giving effect to a 15% discount.  After accounting for commissions and legal and other fees, the net proceeds to the Company totaled $870,625.

The principal amount under the May Debenture is payable in 23 monthly payments of $54,348 beginning January 31, 2009.  Interest payments are payable in cash quarterly commencing on January 1, 2008. The Company may elect to make principal and interest payments in shares of common stock provided, generally, that the Company is not in default under the May Debenture, it has met certain equity conditions prior to the due dates and there is then in effect a registration statement with respect to the shares issuable upon conversion of the May Debenture.  If the Company elects to make principal or interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date.  For the three months ended June 30, 2008, the Company recorded interest expense of $8,334 related to the face rate of interest, all of which is included in accrued interest at June 30, 2008.

At any time, the holder may convert the May Debenture into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).

Following the effective date of the registration statement described below, the Company may force conversion of the May Debenture if the market price of the common stock is at least $2.52 for 30 consecutive days. The Company may also prepay the May Debenture in cash at 120% of the then outstanding principal balance.

The May Debenture ranks senior to all current and future indebtedness of the Company, with the exception of the October Debentures that were issued by the Company in October 2007 which rank senior to the May Debenture.   The May Debenture is secured by substantially all of the assets of the Company.  As part of the transaction, the Company entered into a waiver and subordination agreement with the holders of the October Debentures.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

In connection with the financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share (collectively, the “May Warrants”).

Under EITF Issue No. 00-27, the value of the May Warrants issued to the investors was calculated relative to the total amount of the debt offering. The relative fair value of the May Warrants issued to the investors was determined to be $815,471, or 65.2% of the total offering. The relative fair value of the May Warrants, along with the effective beneficial conversion feature of the debt ($434,529) and the face value discount given to the investors ($187,500), totaled in excess of the face amount of the May Debenture. As such, the Company recorded a debt discount equal to the face value of the May Debenture of $1,250,000. The debt discount is being amortized by the Company through the maturity date of the May Debenture. As of June 30, 2008, the unamortized balance of the debt discount was $1,208,333. During the three months ended June 30, 2008, the Company recorded additional interest expense of $41,667 related to the amortization of the debt discount.

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the May Debenture and exercise of the May Warrants within 45 days after the closing date of the transaction. Pursuant to the registration rights agreement, on July 14, 2008 the Company filed a Registration Statement on Form S-1.   If the registration statement is not filed within that time period or is not declared effective within 90 days after the closing date (120 days in the event of a full review by the Securities and Exchange Commission), the Company will be required to pay liquidated damages in cash in an amount equal to 2% of the total subscription amount for every month that the Company fails to attain a timely filing or effectiveness, as the case may be, subject to exception as set forth in the registration rights agreement.

Financing fees of $191,875 including placement agent fees of $116,875 and legal and other fees of $75,000, were paid in cash from the gross proceeds of the May Debenture.  National Securities Corporation (“National Securities”) acted as sole placement agent in connection with the financing transaction. Also, in connection with the financing transaction, the Company issued National Securities five-year warrants to purchase 148,810 shares of the Company’s common stock exerciseable at $0.84 per share. The value of the warrants issued to National Securities as calculated using the Black Scholes option pricing model was $117,530.

The total financing fees of $309,405 related to the financing transaction have been allocated to the equity and debt components of the financing. The Company has recorded 65.2% of the financing fees ($201,732) as costs related to the issuance of the equity instruments, and as such has netted those amounts against additional paid-in capital as of the date of the financing. The remaining 34.8% ($107,673) has been recorded as deferred financing fees on the Company’s consolidated balance sheet as of June 30, 2008. The deferred financing fees are being amortized by the Company through the maturity date of the May Debenture on a straight-line basis which approximates the effective interest method. During the three months ended June 30, 2008, the Company recorded additional interest expense of $3,589 related to the amortization of the deferred financing fees.

All securities were issued pursuant to an exemption from registration in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and based on the investors’ representations that they are “accredited” as defined in Rule 501 under the Securities Act.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 9 - EQUITY

In May 2008, the Company issued 30,000 shares of restricted common stock in lieu of fees paid to a consultant.  These shares were issued at a value of $0.95 per share (based on the underlying stock price on the measurement date) for a total cost of $28,500 which is included  in selling, general and administrative expenses for the three months ended June 30, 2008.

During the three months ended June 30, 2008, the Company issued 82,693 shares of common stock resulting from exercises of stock options and warrants at an average price of $0.04 per share for proceeds of $3,308 and issued 150,022 shares of common stock from cashless exercises of a total of 157,000 warrants.

During the three months ended June 30, 2008, the Company issued a total of 56,800 warrants to various board members, advisory board members, and employees to purchase shares of the Company’s common stock at an average exercise price of $0.96 per share.  The exercise prices of these warrants are equal to the fair values of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $53,887 as of the dates of each grant.  The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three months ended June 30, 2008.

In connection with the May Debenture financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share (see Note 8).

Also in connection with the May 2008 debenture financing transaction the Company issued National Securities Corporation five year warrants to purchase 148,810 shares of the Company’s common stock at $0.84 per share (see Note 8).

During the three months ended June 30, 2007, 131,250 warrants were exercised at an average price of $0.76 per share for aggregate proceeds of $100,000.

In connection with Agency Agreements with a broker to raise funds in private placement offerings of common stock under Regulation D, during the three months ended June 30, 2007, the Company sold 3,443,333 shares of the Company’s common stock to investors at an average price of $0.18 per share for proceeds of $554,140 to the Company, net of issuance costs of $67,860.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 9 - EQUITY, continued

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Per the terms of the convertible debenture agreements, the notes had a term of 180 days from issuance and are redeemable by the Company with two days notice. During the three months ended June 30, 2007, the Company converted $98,500 of principal balances and $7,179 of accrued interest relating to these convertible debentures into 705,366 common stock shares at a conversion price of $0.15 per share (see Note 8).

In June 2007, the Company issued a total of 6,052,000 warrants to purchase shares of the Company’s common stock at an average price of $0.35 per share to 68 individual investors in connection with funds raised in private placement offerings. The warrants have exercise periods ranging from 18 to 30 months originating from the related investment dates. The expiration dates range from December 2007 to October 2009.

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

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month. Pursuant to the terms of this 36 month consulting agreement, the Company issued 150,000 S-8 registered shares at $0.80 per share and a total value of $120,000, and 250,000 fully vested and non forfeitable warrants at an exercise price of $1.50 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black Scholes option pricing model. On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company has recorded the combined value of $349,834 of the shares and warrants issued as prepaid expense which is being amortized over the life of the services agreement. As of June 30, 2008 and March 31, 2008, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $262,381 and $291,532, respectively, and $29,151 has been amortized and included in selling, general and administrative expenses as outside services expense for the three months ended June 30, 2008.

On October 16, 2007, the shareholders approved an increase in the total number of voting common shares authorized to be issued to 125,000,000 shares.

On October 1, 2007, in connection with the convertible debenture financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (see Note 8).

Also in connection with the October Debenture financing transaction, the Company issued Joseph Stevens and Company three year warrants to purchase 560,364 shares of the Company’s common stock at $0.84 per share (see Note 8).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 10 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three month periods ended June 30:

	For Three months Ended
	June 30,
	2008	2007
Numerator for basic and diluted earnings per share: Net loss available to common stockholders	$(8,222,481)	$(745,508)

Denominator for basic and diluted loss per common share: Weighted average common shares outstanding	41,018,074	37,890,100

Net loss per common share available to common stockholders, basic and diluted	$(0.20)	$(0.02)

NOTE 11 - RELATED PARTY TRANSACTIONS

Since June 2005, the Company has retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee which is currently $9,000 per month. Mr. Cannon also serves as the Company’s Secretary and a member of the Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the three months ended June 30, 2008 and 2007 was $27,000 and $19,500, respectively.

In April 2008, the Company issued 150,022 shares of common stock to Peter Berry, Chief Executive Officer, resulting from cashless exercise of 157,000 warrants at an exercise price of $0.04 per share (see Note 9).

See Note 7 for related-party debt disclosures.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007

NOTE 12 - SUBSEQUENT EVENTS

On July 14, 2008, the Company issued 75,000 shares of restricted common stock in lieu of fees paid to a consultant.  These shares were issued at a value of $0.71 per share (based on the underlying stock price on the agreement date) for total cost of $53,250 which will be reported in selling, general and administrative expenses for the Company in the quarter ended September 30, 2008.

On July 17, 2008, the Company issued 10,000 shares of restricted common stock in lieu of fees paid to a consultant.  These shares were issued at a value of $0.80 per share (based on the underlying stock price on the agreement date) for total cost of $8,000 which will be reported in selling, general and administrative expenses for the Company in the quarter ended September 30, 2008.

In July 2008, the Company issued a total of 31,800 warrants to various board members, advisory board members, employees, and ongoing consultants as part of a previously approved and ongoing compensation plan to purchase shares of the Company’s common stock at an average exercise price of $0.63 per share.  The exercise prices of these warrants are equal to the fair values of the Company’s shares as of the dates of each grant.  The fair market value of the warrants based on the Black-Scholes pricing model will be recorded as consulting and compensation expense and is included in selling, general and administrative expenses in the quarter ended September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its wholly owned subsidiary CryoPort Systems, Inc.

Safe Harbor and Forward Looking Statements:

The Company has made some statements in this Form 10-Q, including some under this “Management’s Discussion and Analysis or Plan of Operation”, and elsewhere, which are forward-looking statements within the definition of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements may discuss the Company’s future expectations, contain projections of its plan of operation or financial condition or state other forward-looking information. In this Form 10-Q, forward looking statements are generally identified by words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Important factors that may cause actual results to differ from projections include, but are not limited to, the following:

●	The success or failure of management’s efforts to implement the Company’s plan of operations;

●	The Company’s ability to fund its operating expenses;

●	The Company’s ability to compete with other companies that have a similar plan of operation;

●	The effect of changing economic conditions impacting the Company’s plan of operation; and

●	The Company’s ability to meet the other risks as may be described in its future filings with the Securities and Exchange Commission.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated balance sheets as of June 30, 2008 (unaudited) and March 31, 2008 (audited) and the related consolidated statements of operations for the three months ended June 30, 2008 and 2007, the consolidated statements of cash flows for the three months ended June 30, 2008 and 2007 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2008 and 2007 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

The Company cautions readers that important facts and factors described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2009 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2008 and 2007 consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $8,222,481, including a $6,902,941 loss on debt extinguishment, during the three months ended June 30, 2008 and net losses of $745,508 during the three month period ended June 30, 2007. In addition, the Company used cash of $694,914 in its operating activities during the three months ended June 30, 2008. Further, the Company has a working capital deficit of $220,563 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the further development and launch of the one-way product and the eventual achievement of sustained profitable operations.  In response to this need for capital, on October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a combined principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.   After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551 (see Note 8 to the accompanying consolidated financial statements).  On May 30, 2008, the Company received additional net proceeds of $870,625 from an additional convertible debenture (see Note 8 to the accompanying consolidated financial statements).  As a result of the recent financing, the Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $2,002,000 as of August 10, 2008.  Management projects that these proceeds will allow the launch of the Company’s new CryoPort Express® One-Way Shipper and provide the Company with the ability to continue as a going concern, which the Company expects to be reflected in subsequent quarterly reports.

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

2)
Continuing to minimize operating and financing expenditures as necessary to ensure the availability of funds until revenues generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the three month period ended June 30, 2008, relate  to non-cash expenses including (i) $6,902,941 non-cash loss on extinguishment of debt related to the April 30, 2008 Amendment to the October 2007 Debenture (see Note 8), ii) $435,437 non-cash expense included in interest expense relating to the amortization of discounts and deferred financing fees on convertible debentures, and (iii) non-cash expense recorded in selling, general and administrative costs of $82,387 related to the issuance of common stock shares in lieu of cash for consulting services and the valuation of warrants issued to various consultants, directors, and employees.  For the three months ended June 30, 2008, the Company also incurred cash expenses of (i) approximately $41,725 for the audit fees and consulting services related to the filing of the Company’s annual and quarterly reports, compliance with Sarbanes-Oxley requirements, and for the filing of the Company’s annual tax returns and (ii) approximately $82,500 included in research and development costs related to the software development for the web based system to be used with the  CryoPort Express® One-Way Shipper.  The remaining operating expenses for the three months ended June 30, 2008 related primarily to minimal personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

3)
Utilizing part-time consultants and temporary employee and requiring employees to manage multiple roles and responsibilities whenever possible as the Company has historically utilized in its efforts to keep operating costs low.

4)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as a portion of their compensation in an effort to minimize monthly cash flow. With this strategy, the Company has established a critical mass of experienced business professionals capable of taking the Company forward.

5)
Maintaining current levels for sales, marketing, engineering, scientific and operating personnel and cautiously and gradually adding critical and key personnel only as necessary to support the successful launch and expected revenue growth of the CryoPort Express® One-Way Shipper and any further expansion of the Company’s product offerings in the reusable and one-way cryogenic shipping markets, leading it to additional revenues and profits.

6)	Adding other expenses such as customer service, administrative and operations staff only commensurate with producing increased revenues.

7)	Focusing current research and development efforts only on final and future development, production and distribution of the CryoPort Express® One-Way Shipper System.

8)
Increasing sales and marketing resource efforts to focus on marketing and sales research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to ensure a successful full launch of the CryoPort Express® One-Way Shipper System.

Research and Development

The Company has completed the research and development efforts associated with phase one of its new product line, the CryoPort Express® One-Way Shipper System, a line of use-and-return dry cryogenic shippers, for the transport of biological materials. The Company continues to provide ongoing research associated with the CryoPort Express® One-Way Shipper System, as it develops improvements both the manufacturing processes and product materials for the purpose of achieving additional cost efficiencies. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the three months ended June 30, 2008 and 2007, research and development costs were $110,791 and $28,587, respectively. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

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

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors related to the Company’s 2000 Equity Incentive Plan based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for each of the three month periods ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the each of the three month periods ended June 30, 2008 and 2007 was zero as the Company has not had a significant history of forfeitures.

Convertible Debentures.  If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” (“EITF 98-05”) and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 8 of the accompanying consolidated financial statements).

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

Net Sales. During the three months ended June 30, 2008, the Company generated $13,424 from reusable shipper sales compared to revenues of $5,541 in the same period of the prior year, an increase of $7,883 (142%). This revenue increase is primarily as a result of the additional sales of the Company’s reusable products in addition to new revenues from introductory sales from the pre- launch of the CryoPort Express® One-Way Shipper System.  The overall low revenues are the result of the Company’s shift in its sales and marketing focus initiated during fiscal year 2006 to allow for the planning of the introduction of the one-way shipper into the bio-pharmaceutical and bio-tech industry sectors. This shift allowed the marketing and sales efforts to focus on research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for a timely and successful launch of the CryoPort Express® One-Way Shipper System.

Gross Profit/Loss. Gross loss for the three month period ended June 30, 2008 increased by $42,188 (67%) to $104,954 compared to $62,766 for the three month period ended June 30, 2007. The increase in the gross loss is mainly attributable to increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair and depreciation costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down as a result of the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007. During both periods cost of sales exceeded sales due to plant under utilization.

Cost of sales for the three month period ended June 30, 2008 increased $50,071 (73%) to $118,378 from $68,307 for the three month period ended June 30, 2007 primarily as the result of increased manufacturing overhead costs incurred as the Company added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the production shut-down for the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $34,515 (6%) to $560,040 for the three month period ended June 30, 2008 as compared to $594,555 for the three month period ended June 30, 2007 due primarily to a $106,145 (20%) decrease in general and administrative expenses from $543,349 for the three month period ended June 30, 2007 to $437,204 for the three month period ended June 30, 2008 which was partially offset by a $71,630 (140%) increase in sales and marketing expenses from $51,206 for the three month period ended June 30, 2007 to $122,836 for the three month period ended June 30, 2008. The decrease in the general and administrative expenses is due to decreased consulting fees relating to the issuance of 375,000 shares issued in lieu of cash for 2007 consulting services, which was partially offset by increased accounting fees related to consulting costs related to compliance with Sarbanes-Oxley requirements and travel and related meeting costs associated with the planning for the launch of the CryoPort Express® One-Way Shipper.  The increase in sales and marketing expenses is related to increased travel, advertising and trade show costs associated with the initial launch efforts of the CryoPort Express® One-Way Shipper.

Research and Development Expenses. Research and development expenses increased by $82,204 (288%) to $110,791 for the three month period ended June 30, 2008 as compared to $28,587 for the three month period ended June 30, 2007 primarily due to the consulting costs associated with the software development for the web based system to be used with the  CryoPort Express® One-Way Shipper and to other research and development activity related to the CryoPort Express® One-Way Shipper System, as the Company strives to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expense. Interest expense increased $497,769 to $555,769 for the three month period ended June 30, 2008 as compared to $58,000 for the three month period ended June 30, 2007. This increase is primarily due to $418,275 of amortized debt discount, $17,162 of amortized financing fees, and $96,721 of accrued interest, all related to the convertible debentures issued in October 2007 and May 2008. These increases were offset by a reduction in interest expense for related party notes payable and note payable to officer as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $12,814 for the three month period ended June 30, 2008 as compared to zero for the three month period ended June 30, 2007 as the result of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Loss on Extinguishment of Debt. The Company incurred a loss on extinguishment of debt of $6,902,941 during the three months ended June 30, 2008 as the result of the April 30, 2008 Amendment of the October Debentures which provided for a three month deferral of principal payments.  The loss consists of a combination of the $5,858,344 increase in the fair market value of warrants issued in connection with the October Debentures as a result of the increase in the number of shares to be purchased under each of the October Warrants and to the decrease in the exercise price of  October Warrants from $0.90, $0.92 and $1.60 to $0.60 each, the elimination of the April 30, 2008 unamortized balance of deferred financing costs of $312,197 and the $732,400 reduction in the unamortized discount balance related to the October Debentures to reflect the present value of the debentures as of April 30, 2008 (see Note 8 of the accompanying consolidated financial statements).  There was no loss on extinguishment of debt in the three months ended June 30, 2007.

Net Loss. As a result of the factors described above, the net loss for the three months ended June 30, 2008 increased by $7,476,973  to $8,222,481 or ($0.20) per share compared to $745,508 or ($0.02) per share for the three months ended June 30, 2007.  Loss from operations for the three months ended June 30, 2008 increased $89,877 to $775,785 compared to $685,908 for the three months ended June 30, 2007.

Assets and Liabilities

At June 30, 2008, the Company had total assets of $3,240,343 compared to total assets of $3,460,889 at March 31, 2008, an increase of $220,546. The Company’s combined cash balance as of June 30, 2008 was $2,395,618 including restricted cash, a decrease of $39,083 compared to $2,434,701 as of March 31, 2008.  During the three month period ended June 30, 2008, cash provided by financing activities of $683,713 was offset by cash used in operations of $694,914 and cash used in investing activities of $30,132.  As of August 10, 2008, the Company’s cash on hand was approximately $2,002,000. The decrease in current cash on hand is due to cash used in operations and cash paid for principal  and interest payments.

Net accounts receivable at June 30, 2008 was $2,051, a decrease of $19,360 (90%) from $21,411 at March 31, 2008. This decrease is due to the revenue decrease during the three months ended June 30, 2008 compared to the three months ended March 31, 2008, primarily as a result of decreased sales of reusable shippers.

Net inventories increased $73,084 (60%), to $195,036 as of June 30, 2008, from $121,952 as of March 31, 2008. The increase in inventories is due to the purchases of raw materials during the three months ended June 30, 2008 for the build-up of dewars in  finished goods inventory in anticipation of the full launch of the CryoPort Express® One-Way Shipper System. This increase from purchases was partially offset by usages of inventory during the three months ended June 30, 2008 in order to fulfill sales of reusable shippers.

Net fixed assets increased $14,868 to $208,720 at June 30, 2008 from $193,852 at March 31, 2008 as a result of increases of $29,499 for purchases of additional production equipment during June 30, 2008 to support the anticipated increased manufacturing operations for the launch of the CryoPort Express® One-Way Shipper System, which was partially offset by $14,631 of depreciation for the three months ended June 30, 2008.

Net intangible assets increased to $1,107 at June 30, 2008 from $474 at March 31, 2008 as a result of fees paid for new trademark applications.

The Company has recorded the combined value of $349,834 of the valuation of shares and warrants as calculated using the Black Scholes option pricing model issued to Carpe DM under a 36-month consulting agreement to as prepaid expense which is being amortized over the life of the services agreement. As of June 30, 2008, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $262,381 of which $116,604 is included in prepaid expenses and other current assets and $145,777 is included as a non-current asset.

Net deferred financing fees decreased $221,685 to $104,084 at June 30, 2008 compared to $325,769 at March 31, 2008 due to reductions for the elimination of  the unamortized balance of $312,197 related to the October Debentures due to the extinguishment of debt as of April 30, 2008 and the amortization of $17,162 of deferred financing fees during the three months ended June 30, 2008, which were offset by the addition of $107,673 in deferred financing fees related to the May 2008 Debenture.

Total liabilities at June 30, 2008 were $4,652,944, an increase of $1,191,874 (34%) from $3,461,070 as of March 31, 2008. Accounts payable was $235,859 at June 30, 2008, an increase of $1,561 from $234,298 at March 31, 2008. This increase was mainly due to the amortization of debt discounts and the recording of the amended October 2007 debentures at fair value and to additional payables related to manufacturing equipment purchases during the three months ended June 30, 2008. Accrued expenses increased $9,398 (10%) to $104,446 at June 30, 2008 from $95,048 at March 31, 2008. Accrued warranty costs decreased $5,625 (19%) to $24,368 at June 30, 2008 from $29,993 as of March 31, 2008 relating to the usage of the accrual for warranty replacements during the three months ended June 30, 2008. Accrued salaries were $133,749 at June 30, 2008, a decrease of $4,354 (3%) from $138,103 at March 31, 2008. This decrease is due to accrued bonus payments which were paid in April 2008.

On October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “October Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (collectively, the “October Warrants”). Valuation of these warrants as calculated using the Black Scholes option pricing model equaled $7,838,791 on the date of grant.

Under EITF Issue No. 00-27, the value of the October Warrants issued to the investors is calculated relative to the total amount of the debt offering. The relative fair value of the October Warrants issued to the investors was determined to be $2,941,267, or 62.5% of the total offering. The relative fair value of the October Warrants, along with the effective beneficial conversion feature of the debt ($3,557,761) and the face value discount given to the investors ($706,154), totaled in excess of the face amount of the October Debentures. As such, the Company recorded a debt discount equal to the face value of the October Debentures of $4,707,705. The debt discount is being amortized by the Company through the maturity dates of the October Debentures. On April 30, 2008, in connection with the deferral of three months of principal payments, the unamortized balance of the debt discount was decreased from $3,375,592 to $ 2,643,192 to reflect the fair value of the convertible debt as of the date of the debt extinguishment, and $732,400 is included in the loss on extinguishment of debt.  As of June 30, 2008 and March 31, 2008, the unamortized balance of the debt discount was $2,413,349 and 3,522,357, respectively. During the three months ended June 30, 2008, the Company recorded additional interest expense of $376,608 related to the amortization of the debt discount.

On May 30, 2008, the Company issued to an accredited investor an Original Issue Discount 8% Senior Secured Convertible Debenture (the “May 2008 Debenture”) having a principal face amount of $1,250,000 and generating gross proceeds of $1,062,500.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $870,625.

In connection with the financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share (collectively, the “May Warrants”).

Under EITF Issue No. 00-27, the value of the May Warrants issued to the investors is calculated relative to the total amount of the debt offering. The relative fair value of the May Warrants issued to the investors was determined to be $815,471, or 65.2% of the total offering. The relative fair value of the May Warrants, along with the effective beneficial conversion feature of the debt ($434,529) and the face value discount given to the investors ($187,500), totaled in excess of the face amount of the May Debenture. As such, the Company recorded a debt discount equal to the face value of the May Debenture of $1,250,000. The debt discount is being amortized by the Company through the maturity date of the May Debenture. As of June 30, 2008, the unamortized balance of the debt discount was $1,208,333. During the three months ended June 30, 2008, the Company recorded additional interest expense of $41,667 related to the amortization of the debt discount.

Current portion of related party notes payable was $150,000 at June 30, 2008 and March 31, 2008 to $150,000 in accordance with the terms of the promissory notes. On July 31, 2008, the Company paid the April 1, 2008 note payments, due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

The March 31, 2008 balance of $12,000 on the note payable to Falk Shaff and Ziebell, was paid in full during the three months ended June 30, 2008.

Current portion of notes payable to officer remained the same balance of $72,000 at June 30, 2008 and March 31, 2008,  reflecting the maximum monthly payment due of $6,000 per month.

Long-term related party notes payable decreased $11,406 to $1,570,678 at June 30, 2008 from $1,582,084 at March 31, 2008 due to aggregate payments made of $30,000 against the principal note balances which were offset by additional interest accrued of $18,594 for the three month period ended June 30, 2008.

Notes payable to officer decreased $15,057 from $129,115 as of March 31, 2008 to $114,058 as of June 30, 2008 related to principal payments during the three months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, the Company’s current assets of $2,747,645 exceeded its current liabilities of $2,968,208 by $220,563. $2,144,437 of current liabilities as of June 30, 2008 represents current portions of convertible debentures.

Total cash including restricted cash, decreased $39,083 to $2,395,618 at June 30, 2008 from $2,434,701 at March 31, 2008 as a result of cash used in operating activities of $694,914 and purchases of fixed assets and trademark costs of $30,132 which were partially offset by $683,713 cash provided by financing activities primarily due to proceeds from borrowings from the May 2008 Debenture less principal payments on notes payable and line of credit.

Total assets increased $220,546 to $3,240,343 as of June 30, 2008 compared to $3,460,889 as of March 31, 2008 mainly as a result of the proceeds from borrowings under the May 2008 Debenture, the increase in inventories, and the increase in deferred financing fees related to the May 2008 Debenture which were partially offset by cash used in operating activities during the three months ended June 30, 2008.

The Company’s total outstanding indebtedness increased $1,191,874 to $4,652,944 at June 30, 2008 from $3,461,070 at March 31, 2008 primarily from the issuance of the May 2008 Debentures offset by unamortized discounts, and by payments against notes payable, line of credit and accrued salaries.

Item 4T. Controls and Procedures

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2008.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2008, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures on our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable.

Item 2. Unregistered Sales of Equity Securities

In May 2008, Company issued 30,000 shares of restricted common stock in lieu of fees paid to a consultant.  These shares were issued at a value of $0.95 per share (based on the underlying stock price on the agreement date) for total cost of $28,500 which is included  in selling, general and administrative expenses for the Company for the three months ended June 30, 2008.

During the three months ended June 30, 2008, the Company issued 82,693 shares of common stock resulting from exercises of stock options and warrants at an average price of $0.04 per share for proceeds of $3,308 and issued 150,022 shares of common stock from exercises of a total of 157,000 cashless warrants.

During the three months ended June 30, 2008, the Company issued a total of 56,800 warrants to various board members, advisory board members, employees, and ongoing consultants to purchase shares of the Company’s common stock at an average exercise price of $0.96 per share.  The exercise prices of these warrants are equal to the fair values of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $53,887 as of the dates of each grant.  The assumptions used under the Black-Scholes pricing model included: a risk free rate ranging from 2.78% to 3.15%; volatility of 218%; an expected exercise term of 5 years; and no annual dividend rate.  The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the three months ended June 30, 2008.

In connection with the May 2008 debenture financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share.  Also in connection with the May 2008 Debenture financing transaction, the Company issued National Securities Corporation five year warrants to purchase 148,810 shares of the Company’s common stock at $0.84 per share (see Note 8 to the consolidated financial statements).

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

On April 30, 2008, the Convertible Debenture Agreement was amended to reflect changes to the monthly redemption of principal and changes to the October Warrants issued with the original October Debentures.  Under the terms of the April 30, 2008 Amendment (the “Amendment”), the monthly principal redemptions were suspended until August 1, 2008 and the remaining principal due on the October Debentures will be paid thereafter on the first date of each month in equal installments through March 27, 2010, the expiration date. Further, the Amendment changes the exercise price of the October Warrants issued under the terms of the Securities Purchase Agreement and related Agreements from $0.90, $0.92 and $1.60 to $0.60 each. The number of shares to be purchased under each of the October Warrants was also adjusted under the terms of the Amendment so that the original dollar amounts to be raised by the Company through the exercise of each of the October Warrants will remain the same resulting in an increase of 6,024,743 warrants.  The Company has determined the aggregate fair value of the total issued warrants, based on the Black-Scholes pricing model, to be approximately $5,858,344 and has included this amount in the loss on extinguishment of debt for the three months ended June 30, 2008 (see Note 8 in the accompanying consolidated financial statements).

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

CryoPort, Inc.

Dated: August 14, 2008	By:	/s/ Peter Berry
Peter Berry, CEO, President

Dated: August 14, 2008	By:	/s/ Dee S. Kelly
Dee S. Kelly, Vice President, Finance (Principal Financial and Accounting Officer)