Form 10-Q
period 2008-09-30
Cryoport, Inc.
filed 2008-11-14
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of November 10, 2008 the Company had 41,304,425 shares of its $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,219,046	$2,231,031
Restricted cash	208,196	203,670
Accounts receivable, net	4,473	21,411
Inventories	421,345	121,952
Prepaid expenses and other current assets	126,404	153,016
Total current assets	1,979,464	2,731,080

Fixed assets, net	216,341	193,852
Intangible assets, net	1,107	474
Deferred financing costs, net	93,317	325,769
Other assets	147,860	209,714

	$2,438,089	$3,460,889

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$248,805	$234,298
Accrued expenses	94,803	95,048
Accrued warranty costs	24,368	29,993
Accrued salaries and related	129,878	138,103
Current portion of convertible notes payable and accrued interest, net of discount of $907,027 at September 30, 2008 and $1,039,844 at March 31, 2008	2,588,587	902,486
Line of credit and accrued interest	93,307	115,943
Current portion of related party notes payable	150,000	150,000
Current portion of note payable to officer	72,000	72,000
Current portion of note payable	-	12,000
Total current liabilities	3,401,748	1,749,871

Related party notes payable and accrued interest, net of current portion	1,558,822	1,582,084
Convertible notes payable, net of current portion and discount of $3,073,318 at September 30, 2008 and $2,482,513 at March 31, 2008	-	-
Note payable to officer and accrued interest, net of current portion	98,772	129,115

Total liabilities	5,059,342	3,461,070

COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized; 41,199,425 at September 30, 2008 and 40,928,225 at March 31, 2008 shares issued and outstanding	41,198	40,929
Additional paid-in capital	21,058,527	13,888,094
Accumulated deficit	(23,720,978)	(13,929,204)
Total stockholders’ deficit	(2,621,253)	(181)

	$2,438,089	$3,460,889

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2008	2007	2008	2007

Net sales	$5,982	$32,447	$19,406	$37,988

Cost of sales	134,953	82,709	253,331	151,016

Gross loss	(128,971)	(50,262)	(233,925)	(113,028)

Operating expenses:
Selling, general and administrative expenses	779,691	536,449	1,339,731	1,131,004
Research and development expenses	105,453	21,713	216,244	50,300

Total operating expenses	885,144	558,162	1,555,975	1,181,304

Loss from operations	(1,014,115)	(608,424)	(1,789,900)	(1,294,332)

Other income (expense):
Interest income	11,194	-	24,008	-
Interest expense	(658,099)	(20,646)	(1,213,868)	(78,646)
Gain (loss) on extinguishment of debt	91,727	-	(6,811,214)	-

Total other expense, net	(555,178)	(20,646)	(8,001,074)	(78,646)

Loss before income taxes	(1,569,293)	(629,070)	(9,790,974)	(1,372,978)

Income taxes	-	-	800	1,600

Net loss	$(1,569,293)	$(629,070)	$(9,791,774)	$(1,374,578)

Net loss available to common stockholders per common share:
Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.24)	$(0.04)
Basic and diluted weighted average common shares outstanding	41,167,472	39,721,581	41,093,181	38,807,022

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,791,774)	$(1,374,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,554	12,430
Amortization of deferred financing costs	27,929	4,699
Amortization of debt discount	958,586	29,638
Stock issued to consultants	105,670	382,500
Fair value of warrants issued to employees and directors	337,356	286,084
Loss on extinguishment of debt	6,811,214	-
Interest earned on restricted cash	(4,526)	-
Changes in operating assets and liabilities:
Accounts receivable	16,938	(18,348)
Inventories	(299,393)	6,763
Prepaid expenses and other assets	88,466	(79,468)
Accounts payable	14,535	(611)
Accrued expenses	(245)	8,182
Accrued warranty costs	(5,625)	3,000
Accrued salaries and related	(8,225)	(34,150)
Accrued interest	134,518	42,562

Net cash used in operating activities	(1,584,022)	(731,297)

Cash flows from investing activities:
Payment of trademark costs	(633)	-
Purchases of fixed assets	(53,043)	(119,651)

Net cash used in investing activities	(53,676)	(119,651)

Cash flows from financing activities:
Net proceeds from borrowings under convertible notes	1,062,500	-
Repayment of convertible notes	(117,720)	-
Repayment of borrowings on line of credit	(22,500)	-
Payment of financing costs	(191,875)	-
Repayment of note payable	(12,000)	(5,000)
Repayments of related party notes payable	(60,000)	(37,500)
Repayments of note payable to officer	(36,000)	(18,000)
Proceeds from issuance of common stock, net	-	699,866
Proceeds from exercise of options and warrants	3,308	107,500

Net cash provided by financing activities	625,713	746,866

Net change in cash and cash equivalents	(1,011,985)	(104,082)

Cash and cash equivalents, beginning of period	2,231,031	264,392

Cash and cash equivalents, end of period	$1,219,046	$160,310

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30,
	2008	2007

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$92,757	$-
Income taxes	$800	$1,600

Supplemental disclosure of non-cash activities:

Value of warrants issued to lessor	$-	$15,486

Purchase of fixed assets with warrants	$-	$10,000

Warrants issued as deferred financing costs in connection with convertible debt financing	$117,530	$-

Debt discount in connection with convertible debt financing	$1,250,000	$-

Conversion of debt and accrued interest to common stock	$5,446	$128,857

Cashless exercise of warrants	$150	$-

Cancellation of shares issued for debt principal reduction	$117,720	$-

Estimated fair value of warrants issued in connection of debt modification	$5,858,344	$-

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. It is suggested that the unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of only $19,406, incurred a net loss of $9,791,774 including a $6,811,214 loss on debt extinguishment,  and used cash of $1,584,022 in its operating activities during the six months ended September 30, 2008.    In addition, the Company has a working capital deficit of $1,422,284 as of September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On October 1, 2007, the Company received net proceeds of $3,436,551 from the issuance of convertible debentures (see Note 8).  On May 30, 2008, the Company received net proceeds of $870,625 from an additional convertible debenture financing (see Note 8).  As a result of the recent financings, the Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $1,130,000 as of November 10, 2008 which will be used to fund the sales and marketing efforts as well as provide the working capital required for the Company’s launch of the CryoPort Express® One-Way Shipper and is expected to provide the Company with the means for eventual achievement of sustained profitable operations and the ability to continue as a going concern.

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
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2008, the Company had $1,380,873 of cash balances, including restricted cash, which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 4.38% which serves as collateral for borrowings under a line of credit agreement (see Note 6). At September 30, 2008, the balance in the certificate of deposit was $208,196.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers, and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit, or cash against documents. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $3,100 as of September 30, 2008, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During the six month periods ended September 30, 2008 and 2007, the Company had foreign sales of approximately $6,500 and $2,000, respectively, which constituted approximately 33% and 6%, respectively, of net sales.

The majority of the Company’s customers are in the bio-tech, bio-pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, note payable to officer, line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except the related party notes payable, approximates fair value at September 30, 2008. The difference between the fair value and recorded values of the related party notes payable is not significant.

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
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable.  Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.  During the six month periods ended September 30, 2008 and 2007, the Company capitalized deferred financing costs of $107,673 and $0, respectively, and amortized deferred financing costs of $27,929 and $4,699, respectively, to interest expense.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accrued Warranty Costs

Estimated costs of the standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the extended warranty plan are expensed as incurred.

The following represents the activity in the warranty accrual account during the six month periods ended September 30:

	2008	2007

Beginning warranty accrual	$29,993	$55,407
Increase in accrual (charged to cost of sales)	750	4,125
Charges to accrual (product replacements)	(6,375)	(1,125)
Ending warranty accrual	$24,368	$58,407

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
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the six month periods ended September 30, 2008 and 2007, the Company expensed approximately $37,000 and $9,000, respectively, in advertising costs.

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

As stock-based compensation expense recognized in the consolidated statements of operations for the six month periods ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six month periods ended September 30, 2008 and 2007 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of September 30, 2008, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

	September 30,	September 30,
	2008	2007
Stock options and warrants:
Expected term	5 years	5 years
Expected volatility	211%	293%
Risk-free interest rate	2.88%	4.75%
Expected dividends	N/A	N/A

A summary of employee and director options and warrant activity for the six month period ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	4,556,163	$0.64
Granted	88,600	$0.92
Exercised	(239,693)	$0.04
Forfeited	-	$-

Outstanding and expected to vest at September 30, 2008	4,405,070	$0.68	6.69	$498,397

Exercisable at September 30, 2008	4,305,070	$0.67	6.75	$498,397

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were 88,600 warrants and no stock options granted to employees and directors during the six months ended September 30, 2008 and 266,000 warrants and no stock options granted to employees and directors during the six months ended September 30, 2007.  In connection with the warrants granted during the six months ended September 30, 2008 and 2007, the Company recorded total charges of $337,356 and $199,314, respectively, in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses for the six months ended September 30, 2008 and 2007 in the accompanying consolidated statements of operations.  No employee or director warrants or stock options expired during the six months ended September 30, 2008 and 2007.  The Company issues new shares from its authorized shares upon exercise of warrants or options.

There was no vesting of prior warrants or stock options issued to employees and directors during the six months ended September 30, 2008 and 2007.  As of September 30, 2008, there was $105,965 of unrecognized compensation cost related to employee and director stock based compensation arrangements, which is expected to be recognized over the next two years.

The total intrinsic value of stock options and warrants exercised during the six months ended September 30, 2008 was $203,012.

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
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 10).

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 58,459,328 and 44,177,869 for the six month periods ended September 30, 2008 and 2007, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement.  As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability.  The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.  FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008.  FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.  The adoption of this pronouncement did not have material effect on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this pronouncement did not have material effect on the Company’s consolidated financial statements.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2008 and March 31, 2008 consist of the following:

	September 30,	March 31,
	2008	2008

Raw materials	$268,252	$61,342
Work in process	8,959	5,827
Finished goods	144,134	54,783

	$421,345	$121,952

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at September 30, 2008 and March 31, 2008:

	September 30,	March 31,
	2008	2008

Furniture and fixtures	$23,253	$23,253
Machinery and equipment	635,213	586,465
Leasehold improvements	19,426	15,131
	677,892	624,849
Less accumulated depreciation and amortization	(461,551)	(430,997)

	$216,341	$193,852

Depreciation and amortization expense for fixed assets for the six months ended September 30, 2008 and 2007 was $30,554 and $10,097, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 2, 2007, the Company entered into a new lease agreement with Viking Investors - Barents Sea, LLC for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease requires base lease payments of approximately $12,000 per month. In connection with the lease agreement, the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company has capitalized and is amortizing the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long-term assets. As of September 30, 2008 and March 31, 2008, the unamortized balance of the value of the warrants issued to the lessor was $6,522 and $10,074, respectively, and is included in other assets in the accompanying consolidated balance sheets.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

NOTE 6 - LINE OF CREDIT

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on the prime rate less 1% per annum (totaling 4.0% as of September 30, 2008). The Company utilizes the funds advanced from the Line for capital equipment purchases to support the launch of the Company’s newly developed product, the CryoPort Express® One-Way Shipper. As of September 30, 2008, the outstanding balance of the Line was $93,307, including accrued interest expense of $307. During the six months ended September 30, 2008, the Company made payments against the Line of $22,500 and recorded interest expense of $2,118 related to the Line.  No funds were drawn against the Line during the six months ended September 30, 2008.  On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West (see Note 12).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 7 - NOTES PAYABLE

As of September 30, 2008 and March 31, 2008, the Company had aggregate principal balances of $1,189,500 and $1,249,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to a maximum of $10,000 per month.  As of September 30, 2008, the aggregate principal payments totaled $10,000 per month.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $36,738 and $39,777 for the six months ended September 30, 2008 and 2007, respectively. Accrued interest, which is included in related party notes payable in the accompanying consolidated balance sheets, related to these notes amounted to $519,322 and $482,584 as of September 30, 2008 and March 31, 2008, respectively. As of September 30, 2008, the Company had not made the required payments under the related-party notes which were due on July 1, August 1, and September 1, 2008. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On October 31, 2008, the Company paid the July 1 note payments due on these related-party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of September 30, 2008 and March 31, 2008, the total amount of deferred salaries and accrued interest under this arrangement was $170,772 and $201,115, respectively, of which $98,772 and $129,115, respectively, is recorded as a long-term liability in the accompanying consolidated balance sheets.  Interest expense related to this note was $5,657 for the six months ended September 30, 2008.  Accrued interest related to this note payable amounted to $8,822 and $3,165 at September 30, 2008 and March 31, 2008, respectively, and is included in the note payable to officer in the accompanying consolidated balance sheets.

The Company had a non-interest bearing note payable to a third party for $77,304, which was due in April 2003. The Company made the final payments of $5,000 in April 2008 and $7,000 in May 2008. As of September 30, 2008 and March 31, 2008, the remaining unpaid balance on this note was $0 and $12,000, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

At any time, holders may convert the October Debentures into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).  As of September 30, 2008, no adjustment has been made to the fixed conversion price.  On January 31, 2008, $100,000 of the principal balance of the October Debentures was converted by an investor.  Using the conversion rate of $0.84 per share per the terms of the Convertible Debenture Agreement, 119,047 shares of registered common stock were issued to the investor.

Quarterly interest payments for these convertible debentures are payable in cash and commenced on January 1, 2008.  The Company may elect to make interest payments in shares of common stock provided, generally, that it is not in default under the Debentures and it has met certain equity conditions prior to the due date of the interest payments.   If the Company elects to make interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date. As of September 30, 2008 and March 31, 2008, the Company had zero and $5,446, respectively, of accrued interest on the October Debentures included in the accompanying consolidated balance sheets and recorded a total of $147,313 in interest expense related to the face rate of interest in the accompanying consolidated statement of operations for the six month period ended September 30, 2008.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

Financing fees of $565,000, including placement agent fees of $440,000 and legal and other fees of $125,000, were paid in cash from the gross proceeds of the October Debentures. Joseph Stevens and Company (“Joseph Stevens”) acted as sole placement agent in connection with the financing transaction. Also in connection with the financing transaction, the Company issued Joseph Stevens three-year warrants to purchase 560,364 shares of the Company’s common stock exerciseable at $0.84 per share. The value of the warrants issued to Joseph Stevens as calculated using the Black Scholes option pricing model was $525,071.  The total financing fees of $1,090,071 related to the financing transaction were allocated to the equity and debt components of the financing. The Company recorded 62.5% of the financing fees ($681,294) as costs related to the issuance of the equity instruments, and as such has netted those amounts against additional paid-in capital as of the date of the financing. The remaining 37.5% ($408,777) was recorded as deferred financing costs.  Prior to the amendment of the October Debentures on April 30, 2008 discussed below, the Company recorded interest expense of $13,573 related to the amortization of these deferred financing costs during the six months ended September 30, 2008.  In connection with the amendment of the October Debentures on April 30, 2008, the unamortized balance of the deferred financing costs was written off (see below).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

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

On April 30, 2008, the Convertible Debenture Agreement was amended to reflect changes to the monthly redemption of principal and changes to the October Warrants issued with the original October Debentures.  Under the terms of the April 30, 2008 Amendment (the “April Amendment”), the monthly principal redemptions were suspended until August 1, 2008 and the remaining principal due on the October Debentures will be paid thereafter on the first date of each month in equal installments through March 27, 2010, the expiration date. Further, the April Amendment changes the exercise price of the October Warrants issued under the terms of the Securities Purchase Agreement and related Agreements from $0.90, $0.92 and $1.60 to $0.60 each. The number of shares to be purchased under each of the October Warrants was also adjusted under the terms of the April Amendment so that the original dollar amounts to be raised by the Company through the exercise of each of the October Warrants remained the same.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

Changes to the exercise prices and number of warrants related to the October Debentures as a result of the April Amendment were made according to the following schedule:

	5 Year Warrants	2 Year Warrants	2 Year Warrants	Combined
As Originally Issued:
No. of warrants	5,604,401	1,401,103	1,401,103	8,406,617
Exercise price	$0.92	$0.90	$1.60

As Modified:
No. of warrants	8,593,430	2,101,655	3,736,275	14,431,360
Exercise price	$0.60	$0.60	$0.60

The April Amendment to the October Debentures has been accounted for by the Company as an extinguishment of debt in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 06-6, Debtor's Accounting For a Modification or Exchange of Convertible Debt Instruments.  The Company determined that the net present value of the cash flows under the terms of the April Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original October Debentures agreement.  Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the April Amendment.  Accordingly, the Company recorded the amended October Debentures at their fair value of $1,805,668 at the date of extinguishment.  The difference between the fair value of the amended October Debentures and the carrying value of the original October Debentures at the date of debt extinguishment amounting to $730,400 was recorded as part of the loss on debt extinguishment for the six months ended September 30, 2008.

The increase in value of the October Warrants arising from the change in conversion price and the additional number of warrants issued of $5,858,344 has been accounted for as a payment to the debt holders in connection with the debt extinguishment and included in the loss on debt extinguishment for the six months ended September 30, 2008.  As a result of the April Amendment, unamortized deferred financing costs of $312,197 arising from the original issuance of the October Debentures were written off and were included in the loss on debt extinguishment for the six months ended September 30, 2008.  There were no debt issuance costs incurred in connection with the April Amendment.

On August 29, 2008, the Company entered into an “Amendment to Debentures, Agreement and Waiver” (the “August Amendment”) with BridgePointe Master Fund, Ltd. and the Enable Funds (the “2007 Debenture Holders”), to amend the October 2007 Convertible Debenture previously amended on April 30, 2008. The August Amendment waives quarterly interest payments that would otherwise have been due on October 1, 2008 and January 1, 2009 and defers the monthly redemption dates from July 31, 2008 through November 30, 2008  to commence upon December 31, 2008, and terminating upon full redemption of the October Debenture.  In consideration for entering into the August Amendment, the outstanding principal amount of  the October Debentures was increased to an amount equal to 115% of the sum of (i) the outstanding principal amount of as of August 29, 2008, the date of the August Amendment, plus (ii) an amount equal to the additional amount of interest that would have accrued on the September 2007 Debenture from July 1, 2008 through December 31, 2008. There were no changes to the warrants related to the October Debentures as a result of the August Amendment.  Based on the terms of the August Amendment, the principal balances of the October Debentures increased by $866,202 to $5,285,599.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

The August Amendment to the October Debentures has been accounted for by the Company as an extinguishment of debt in accordance with EITF Issue No. 96-19 and EITF Issue No. 06-6.  The Company determined that the net present value of the cash flows under the terms of the August Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the October Debentures agreement as previously amended in April 2008.  Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the August Amendment.  Accordingly, the Company recorded the amended October Debentures at their fair value of $2,203,086 at the date of extinguishment.  The difference between the fair value of the amended October Debentures and the carrying value of the original October Debentures at the date of debt extinguishment amounting to $91,727 was recorded as a gain on debt extinguishment for the three months ended September 30, 2008.

A debt discount of $3,082,511 was recorded in connection with the August Amendment to the October Debentures which includes $117,851 related to the interest that would have accrued from September to December 2008.  This portion of the debt discount is being amortized through December 2008, while the remaining $2,964,660 of the debt discount is being amortized through the maturity dates of the October Debentures.  As of September 30, 2008 and March 31, 2008, the unamortized balance of the debt discount was $2,897,013 and $3,522,357, respectively.  During the six months ended September 30, 2008, the Company recorded additional interest expense of $791,948 related to the amortization of the debt discount associated with the amended October Debentures.

As of September 30, 2008 and March 31, 2008, the principal balance of the October Debentures totaled $5,285,599 and $4,419,397, respectively, of which the current portion of $2,973,149 and $1,936,884 is included in the Company’s current liabilities in the accompanying consolidated balance sheets at September 30, 2008 and March 31, 2008, respectively. During the six months ended September 30, 2008 the Company recorded interest expense of $147,313 related to the face rate on the October Debentures.

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

The principal amount under the May Debenture is payable in 23 monthly payments of $54,348 beginning January 31, 2009.  Interest payments are payable in cash quarterly commencing on January 1, 2008. The Company may elect to make principal and interest payments in shares of common stock provided, generally, that the Company is not in default under the May Debenture, it has met certain equity conditions prior to the due dates and there is then in effect a registration statement with respect to the shares issuable upon conversion of the May Debenture.  If the Company elects to make principal or interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date.  For the six months ended September 30, 2008, the Company recorded interest expense of $33,333 related to the face rate of interest, all of which is included in accrued interest at September 30, 2008.

At any time, the holder may convert the May Debenture into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).  As of September 30, 2008, no adjustment has been made to the fixed conversion price.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

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

Under EITF Issue No. 00-27, the value of the May Warrants issued to the investors was calculated relative to the total amount of the debt offering. The relative fair value of the May Warrants issued to the investors was determined to be $815,471, or 65.2% of the total offering. The relative fair value of the May Warrants, along with the effective beneficial conversion feature of the debt ($434,529) and the face value discount given to the investors ($187,500), totaled in excess of the face amount of the May Debenture. As such, the Company recorded a debt discount equal to the face value of the May Debenture of $1,250,000. The debt discount is being amortized by the Company through the maturity date of the May Debenture. As of September 30, 2008, the unamortized balance of the debt discount was $1,083,332. During the six months ended September 30, 2008, the Company recorded additional interest expense of $166,668 related to the amortization of the debt discount.

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the May Debenture and exercise of the May Warrants within 45 days after the closing date of the transaction. Pursuant to the registration rights agreement, on July 14, 2008 the Company filed a Registration Statement on Form S-1, which became effective with the Securities and Exchange Commission on August 28, 2008.  As a result of a timely filing, the Company was not subject to any liquidated damages as described in the registration rights agreement.

Financing fees of $191,875 including placement agent fees of $116,875 and legal and other fees of $75,000, were paid in cash from the gross proceeds of the May Debenture.  National Securities Corporation (“National Securities”) acted as sole placement agent in connection with the financing transaction. Also, in connection with the financing transaction, the Company issued National Securities five-year warrants to purchase 148,810 shares of the Company’s common stock exercisable at $0.84 per share. The value of the warrants issued to National Securities as calculated using the Black Scholes option pricing model was $117,530.

The total financing fees of $309,405 related to the financing transaction have been allocated to the equity and debt components of the financing. The Company has recorded 65.2% of the financing fees ($201,732) as costs related to the issuance of the equity instruments, and as such has netted those amounts against additional paid-in capital as of the date of the financing. The remaining 34.8% ($107,673) has been recorded as deferred financing fees on the Company’s consolidated balance sheet as of September 30, 2008. The deferred financing fees are being amortized by the Company through the maturity date of the May Debenture on a straight-line basis which approximates the effective interest method. During the six months ended September 30, 2008, the Company recorded additional interest expense of $14,356 related to the amortization of the deferred financing fees.

All securities were issued pursuant to an exemption from registration in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and based on the investors’ representations that they are “accredited” as defined in Rule 501 under the Securities Act.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 8 - CONVERTIBLE NOTES PAYABLE, continued

As of September 30, 2008, the principal balance of the May Debenture totaled $1,250,000, of which the current portion of $489,132 is included in the Company’s current liabilities in the accompanying consolidated balance sheet at September 30, 2008. During the six months ended September 30, 2008, the Company recorded interest expense of $33,333 related to the face rate on the May Debentures.

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

In connection with the issuance of the convertible debt, the Company recorded a debt discount totaling $106,167 related to the beneficial conversion feature of the notes. The Company amortized the debt discount using the effective interest method through the maturity dates of the notes. During the six months ended September 30, 2007, the Company recorded additional interest expense of $29,638 related to the amortization of the debt discount.

NOTE 9 - EQUITY

During the six months ended September 30, 2008, the Company issued a total of 139,722 shares of restricted common stock in lieu of fees paid for services performed by various consultants.  Based on the underlying stock trading values as of the agreement dates, these shares were issued at an average value of $0.72 per share for a total recorded cost of $105,670 which is included  in selling, general and administrative expenses for the six months ended September 30, 2008.

During the six months ended September 30, 2008, the Company issued 82,693 shares of common stock resulting from exercises of stock options and warrants at an average price of $0.04 per share for proceeds of $3,308 and issued 150,022 shares of common stock from cashless exercises of a total of 157,000 warrants.

During the six months ended September 30, 2008, the Company issued a total of 88,600 warrants to various board members, advisory board members, and employees to purchase shares of the Company’s common stock at an average exercise price of $0.92 per share.  The exercise prices of these warrants are equal to the fair values of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $337,356 as of the dates of each grant.  The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the six months ended September 30, 2008.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 9 - EQUITY, continued

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

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month. Pursuant to the terms of this 36 month consulting agreement, the Company issued 150,000 S-8 registered shares at $0.80 per share and a total value of $120,000, and 250,000 fully vested and non forfeitable warrants at an exercise price of $1.50 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black Scholes option pricing model. On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company has recorded the combined value of $349,834 of the shares and warrants issued as prepaid expense which is being amortized over the life of the services agreement. As of September 30, 2008 and March 31, 2008, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $233,230 and $291,532, respectively, and $58,302 has been amortized and included in selling, general and administrative expenses as outside services expense for the six months ended September 30, 2008.

During the six months ended September 30, 2007, 156,250 warrants were exercised at an average price of $0.69 per share for aggregate proceeds of $107,500.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 9 - EQUITY, continued

On July 2, 2007, in connection with the facility lease agreement, the Company issued 10,000 warrants to the lessor, at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model.  The Company amortizes the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long term assets. As of September 30, 2007, the unamortized balance of the value of the warrants issued to the lessor was $13,626 and $1,860 has been included in selling, general and administrative expenses as additional rent expense for the three and six months ended September 30, 2007.

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
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 10 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and six month periods ended September 30:

	For Three months Ended September 30,		For Six months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share: Net loss available to common stockholders	$(1,569,293)	$(629,070)	$(9,791,774)	$(1,374,578)

Denominator for basic and diluted loss per common share: Weighted average common shares outstanding	41,167,472	39,721,581	41,093,181	38,807,022

Net loss per common share available to common stockholders, basic and diluted	$(0.04)	$(0.02)	$(0.24)	$(0.04)

NOTE 11 - RELATED PARTY TRANSACTIONS

Since June 2005, the Company has retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee which is currently $9,000 per month. Mr. Cannon also serves as the Company’s Secretary and a member of the Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the six months ended September 30, 2008 and 2007 was $54,000 and $39,000, respectively.

In April 2008, the Company issued 150,022 shares of common stock to Peter Berry, Chief Executive Officer, resulting from the cashless exercise of 157,000 warrants at an exercise price of $0.04 per share (see Note 9).

See Note 7 for related-party debt disclosures.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

NOTE 12 - SUBSEQUENT EVENTS

In October 2008, the Company issued 105,000 shares of restricted common stock in lieu of fees paid for services by consultants.  Based on the underlying stock trading values as of the agreement dates, these shares were issued at an average value of $0.60 per share for total recorded expense of $63,100 which will be reported in selling, general and administrative expenses for the Company in the quarter ending December 31, 2008.

In October 2008, the Company issued a total of 456,840 warrants to various board members, advisory board members, employees, and ongoing consultants as part of a previously approved and ongoing compensation plan to purchase shares of the Company’s common stock at an average exercise price of $0.85 per share.  The exercise prices of these warrants are equal to the fair values of the Company’s shares as of the dates of each grant.  The fair market value of the warrants based on the Black-Scholes pricing model will be recorded as consulting and compensation expense and included in selling, general and administrative expenses in the quarter ending December 31, 2008.

On November 6, 2008, the Company secured financing for a $100,000 one-year revolving line of credit (the “Line”) secured by a $100,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on the prime rate plus 1% per annum (approximately 5.0% as of November 6, 2008). The Company utilizes the funds advanced from the Line for capital equipment purchases to support the launch of the Company’s newly developed product, the CryoPort Express® One-Way Shipper. As of November 10, 2008, the outstanding balance of the Line was $90,000.

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

Safe Harbor and Forward Looking Statements:

The Company has made some statements in this Form 10-Q, including some under this “Management’s Discussion and Analysis or Plan of Operation”, and elsewhere, which are forward-looking statements within the definition of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements may discuss the Company’s future expectations, contain projections of its plan of operation or financial condition or state other forward-looking information. In this Form 10-Q, forward looking statements are generally identified by words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Important factors that may cause actual results to differ from projections include, but are not limited to, the following:

•	The success or failure of management’s efforts to implement the Company’s plan of operations;

•	The Company’s ability to fund its operating expenses;

•	The Company’s ability to compete with other companies that have a similar plan of operation; and

•	The effect of changing economic conditions impacting the Company’s plan of operation;

•	The Company’s ability to meet the other risks as may be described in its future filings with the Securities and Exchange Commission.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated balance sheets as of September 30, 2008 (unaudited) and March 31, 2008 (audited) and the related consolidated statements of operations for the six months ended September 30, 2008 and 2007, the consolidated statements of cash flows for the three and six months ended September 30, 2008 and 2007 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2008 and 2007 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

The Company cautions readers that important facts and factors described in this Management’s Discussion and Analysis Of Financial Condition and Results of Operations elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2009 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2008 and 2007 consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

There are significant uncertainties which negatively affect the Company’s operations. These are principally related to (i) the limited distribution network for the Company’s reusable product line, (ii) the expected launch of the new CryoPort Express® One-Way Shipper System, (iii) the absence of any significant, long-term commitments or firm orders from key customers in the Company’s target markets for the reusable or the one-way shippers, (iv) the success in bringing products concurrently under development to market with the Company’s key customers. Moreover, there is no assurance as to when, if ever, the Company will be able to conduct the Company’s operations on a profitable basis. The Company’s limited sales to date for the Company’s reusable product, the lack of any purchase requirements in the existing distribution agreements and those currently under negotiations, make it impossible to identify any trends in the Company’s business prospects.

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $9,791,774, including a $6,811,214 loss on debt extinguishment, during the six months ended September 30, 2008 and net losses of $1,569,293 during the three month period ended September 30, 2008. In addition, the Company used cash of $1,584,022 in its operating activities during the six months ended September 30, 2008. Further, the Company has a working capital deficit of $1,422,284 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On October 1, 2007, the Company received net proceeds of $3,436,551 from the issuance of convertible debentures (see Note 8).  On May 30, 2008, the Company received net proceeds of $870,625 from an additional convertible debenture financing (see Note 8).  As a result of the recent financings, the Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $1,130,000 as of November 10, 2008 which will be used to fund the sales and marketing efforts as well as provide the working capital required for the Company’s launch of the CryoPort Express® One-Way Shipper and is expected to provide the Company with the means for eventual achievement of sustained profitable operations and the ability to continue as a going concern.

Management is committed to utilizing the proceeds of these recent financings to fully execute its business plan and grow at the desired rate to achieve sustainable profitable operations.  To further facilitate the ability of the Company to continue as a going concern the Company’s management has begun taking the following steps:

1)
Focusing all efforts on the successful launch of the CryoPort Express® One-Way Shipper. Since funds have been made available management efforts have been focused on utilizing all resources towards furthering the sales efforts and the acquisition of raw materials to provide adequate inventory levels and towards the expansion of manufacturing and processing capabilities to support the launch of the CryoPort Express® One-Way Shipper.

2)
Continuing to minimize operating and financing expenditures as necessary to ensure the availability of funds until revenues generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the six month period ended September 30, 2008, relate  to non-cash expenses including (i) $6,811,214 non-cash loss on extinguishment of debt related to amending the October Debenture (see Note 8 of the accompanying consolidated financial statements), ii) $986,515 non-cash expense included in interest expense relating to the amortization of discounts and deferred financing fees on convertible debentures, and (iii) non-cash expense recorded in selling, general and administrative costs of $443,026 related to the valuations of common stock shares issued in lieu of cash for consulting services and the valuation of warrants issued to various consultants, directors, and employees.  For the six months ended September 30, 2008, the Company also incurred cash expenses of (i) approximately $69,460 for the audit fees and consulting services related to the filing of the Company’s annual and quarterly reports, compliance with Sarbanes-Oxley requirements, and for the filing of the Company’s annual tax returns and (ii) approximately $163,478 included in research and development costs related to the software development for the web based system to be used with the  CryoPort Express® One-Way Shipper.  The remaining operating expenses for the six months ended September 30, 2008 related primarily to minimal overhead costs including personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

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

Research and Development

The Company has completed the research and development efforts associated with phase one of its new product line, the CryoPort Express® One-Way Shipper System, a line of use-and-return dry cryogenic shippers, for the transport of biological materials. The Company continues to provide ongoing research associated with the CryoPort Express® One-Way Shipper System, as it develops improvements on both the manufacturing processes and product materials for the purpose of achieving additional cost efficiencies. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the six months ended September 30, 2008 and 2007, research and development costs were $216,244 and $50,300, respectively. Company sponsored research and development costs related to future products and the testing and design modifications for enhancing performance and minimizing costs of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, prototype design and materials costs and the development costs related to the software development for the web based system to be used with the  CryoPort Express® One-Way Shipper.

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

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors related to the Company’s 2000 Equity Incentive Plan based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for each of the three and six month periods ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the each of the three and six month periods ended September 30, 2008 and 2007 was zero as the Company has not had a significant history of forfeitures.

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

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

Net Sales. During the three months ended September 30, 2008, the Company generated $5,982 from shipper sales compared to revenues of $32,447 in the same period of the prior year, a decrease of $26,465 (82%). This revenue decrease is primarily as a result of the prior year’s sales of the Company’s reusable products which are no longer in production compared to the current year’s new revenues from introductory sales from the initial launch of the CryoPort Express® One-Way Shipper System.  The overall low revenues are the result of the Company’s shift in its sales and marketing focus initiated during fiscal year 2006 to allow for the planning of the introduction of the one-way shipper into the bio-pharmaceutical and bio-tech industry sectors. This shift allowed the marketing and sales efforts to focus on research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for a timely and successful launch of the CryoPort Express® One-Way Shipper System.

Gross Profit/Loss. Gross loss for the three month period ended September 30, 2008 increased by $78,709 (157%) to $128,971 compared to $50,262 for the three month period ended September 30, 2007. The increase in the gross loss is mainly attributable to increased manufacturing overhead costs incurred as the Company increased space, added personnel and incurred additional equipment maintenance and repair and depreciation costs related to the initial production of the CryoPort Express® One-Way Shipper and to the prior year’s temporary production shut-down as a result of the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007. During both periods, cost of sales exceeded sales due to plant under utilization.

Cost of Sales.  Cost of sales for the three month period ended September 30, 2008 increased $52,244 (63%) to $134,953 from $82,709 for the three month period ended September 30, 2007 primarily as the result of increased manufacturing overhead costs incurred as the Company increased space, added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the prior year’s temporary  production shut-down for the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $243,242 (45%) to $779,691 for the three month period ended September 30, 2008 as compared to $536,449 for the three month period ended September 30, 2007 due primarily to a $200,836 (41%) increase in general and administrative expenses from $486,108 for the three month period ended September 30, 2007 to $686,944 for the three month period ended September 30, 2008 and by a $42,406 (84%) increase in sales and marketing expenses from $50,341 for the three month period ended September 30, 2007 to $92,747 for the three month period ended September 30, 2008. The increase in the general and administrative expenses is due to increased accounting fees related to consulting and independent auditor costs related to SEC compliance requirements including Sarbanes-Oxley compliance, increased consulting costs related to the valuation of shares and warrants issued in lieu of cash payments for services, increased insurance costs and increased travel and related meeting costs associated with the planning for the launch of the CryoPort Express® One-Way Shipper.  The increase in sales and marketing expenses is related to increased travel, consulting and advertising costs associated with the initial launch efforts of the CryoPort Express® One-Way Shipper.

Research and Development Expenses. Research and development expenses increased by $83,740 (386%) to $105,453 for the three month period ended September 30, 2008 as compared to $21,713 for the three month period ended September 30, 2007 primarily due to the consulting costs associated with the software development for the web based system to be used with the  CryoPort Express® One-Way Shipper and to other research and development activity related to the CryoPort Express® One-Way Shipper System, as the Company strives to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expense. Interest expense increased $637,453 to $658,099 for the three month period ended September 30, 2008 as compared to $20,646 for the three month period ended September 30, 2007. This increase is primarily due to $540,341 of amortized debt discount, $10,767 of amortized financing fees, and $83,924 of accrued interest, all related to the convertible debentures issued in October 2007 and May 2008. These increases were offset by a reduction in interest expense for related party notes payable and note payable to officer as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $11,194 for the three month period ended September 30, 2008 as compared to zero for the three month period ended September 30, 2007 as the result of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Gain on Extinguishment of Debt. The Company incurred a gain on extinguishment of debt of $91,727 during the three months ended September 30, 2008 as the result of the August 29, 2008 Amendment of the October Debentures which provided for an increase of $866,202 in the principal balance of the October Debentures for the interest that would have been paid September 31, 2008 and December 31, 2008 and for 15% of the aforementioned interest and the outstanding principal as of the date of the amendment.  The gain consists of a combination of the $866,202 increase in principal offset by the $899,004 increase in the unamortized discount balance and the previously accrued interest of $58,925 related to the October Debentures to reflect the present value of the debentures as of August 29, 2008 (see Note 8 of the accompanying consolidated financial statements).  There was no gain or loss on extinguishment of debt in the three months ended September 30, 2007.

Net Loss. As a result of the factors described above, the net loss for the three months ended September 30, 2008 increased by $940,223  to $1,569,293 or ($0.04) per share compared to $629,070 or ($0.02) per share for the three months ended September 30, 2007.  Loss from operations for the three months ended September 30, 2008 increased $405,691 to $1,014,115 compared to $608,424 for the three months ended September 30, 2007.

Six months ended September 30, 2008 compared to six months ended September 30, 2007:

Net Sales. During the six months ended September 30, 2008, the Company generated $19,406 from shipper sales compared to revenues of $37,988 in the same period of the prior year, an decrease of $18,582 (49%). This revenue decrease is primarily as a result of the prior year’s sales of the Company’s reusable products which are no longer in production compared to the current year’s new revenues from introductory sales from the initial launch of the CryoPort Express® One-Way Shipper System.  The overall low revenues are the result of the Company’s shift in its sales and marketing focus initiated during fiscal year 2006 to allow for the planning of the introduction of the one-way shipper into the bio-pharmaceutical and bio-tech industry sectors. This shift allowed the marketing and sales efforts to focus on research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for a timely and successful launch of the CryoPort Express® One-Way Shipper System.

Gross Profit/Loss. Gross loss for the six month period ended September 30, 2008 increased by $120,897 (107%) to $233,925 compared to $113,028 for the six month period ended September 30, 2007. The increase in the gross loss is mainly attributable to increased manufacturing overhead costs incurred as the Company increased space, added personnel and incurred additional equipment maintenance and repair and depreciation costs related to the initial production of the CryoPort Express® One-Way Shipper and to the prior year’s temporary production shut-down as a result of the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007. During both periods, cost of sales exceeded sales due to plant under utilization.

Cost of Sales.  Cost of sales for the six month period ended September 30, 2008 increased $102,315 (68%) to $253,331 from $151,016 for the six month period ended September 30, 2007 primarily as the result of increased manufacturing overhead costs incurred as the Company increased space, added personnel and incurred additional equipment maintenance and repair costs related to the planning and preparation for production of the CryoPort Express® One-Way Shipper and to the prior year’s temporary  production shut-down for the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $208,727 (18%) to $1,339,731 for the six month period ended September 30, 2008 as compared to $1,131,004 for the six month period ended September 30, 2007 due primarily to a $94,691 (9%) increase in general and administrative expenses from $1,029,457 for the six month period ended September 30, 2007 to $1,124,148 for the six month period ended September 30, 2008 and by a $114,036 (112%) increase in sales and marketing expenses from $101,547 for the three month period ended September 30, 2007 to $215,583 for the three month period ended September 30, 2008. The increase in the general and administrative expenses is due to increased accounting fees related to consulting and independent auditor costs related to SEC compliance requirements including Sarbanes-Oxley compliance, increased consulting costs related to the valuation of shares and warrants issued in lieu of cash payments for services, increased insurance costs and increased travel and related meeting costs associated with the planning for the launch of the CryoPort Express® One-Way Shipper.  The increase in sales and marketing expenses is related to increased travel, consulting and advertising costs associated with the initial launch efforts of the CryoPort Express® One-Way Shipper.

Research and Development Expenses. Research and development expenses increased by $165,944 (330%) to $216,244 for the six month period ended September 30, 2008 as compared to $50,300 for the six month period ended September 30, 2007 primarily due to the consulting costs associated with the software development for the web based system to be used with the  CryoPort Express® One-Way Shipper and to other research and development activity related to the CryoPort Express® One-Way Shipper System, as the Company strives to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expense. Interest expense increased $1,135,222 to $1,213,868 for the six month period ended September 30, 2008 as compared to $78,646 for the six month period ended September 30, 2007. This increase is primarily due to $958,616 of amortized debt discount, $27,929 of amortized financing fees, and $180,646 of accrued interest, all related to the convertible debentures issued in October 2007 and May 2008. These increases were offset by a reduction in interest expense for related party notes payable and note payable to officer as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $24,008 for the six month period ended September 30, 2008 as compared to zero for the six month period ended September 30, 2007 as the result of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Gain (Loss) on Extinguishment of Debt. The Company incurred a loss on extinguishment of debt of $6,902,941 during the six months ended September 30, 2008 as the result of the April 30, 2008 Amendment of the October Debentures which provided for a six month deferral of principal payments.  The loss consists of a combination of the $5,858,344 increase in the fair market value of warrants issued in connection with the October Debentures as a result of the increase in the number of shares to be purchased under each of the October Warrants and to the decrease in the Exercise Price of  October Warrants from $0.90, $0.92 and $1.60 to $0.60 each, the elimination of the April 30, 2008 unamortized balance of deferred financing costs of $312,197 and the $732,400 reduction in the unamortized discount balance related to the October Debentures to reflect the present value of the debentures as of April 30, 2008 (see Note 8 of the accompanying consolidated financial statements).  There was no loss on extinguishment of debt in the six months ended September 30, 2007.

The Company incurred a gain on extinguishment of debt of $91,727 during the six months ended September 30, 2008 as the result of the August 29, 2008 Amendment of the October Debentures which provided for an increase of $866,202 in the principal balance of the October Debentures for the interest that would have been paid September 31, 2008 and December 31, 2008 and for 15% of the aforementioned interest and the outstanding principal as of the date of the amendment.  The gain consists of a combination of the $866,202 increase in principal offset by the $899,004 increase in the unamortized discount balance and the previously accrued interest of $58,925  related to the October Debentures to reflect the present value of the debentures as of August 29, 2008 (see Note 8 of the accompanying consolidated financial statements).  There was no gain on extinguishment of debt in the six months ended September 30, 2007.

Net Loss. As a result of the factors described above, the net loss for the six months ended September 30, 2008 increased by $8,417,196  to $9,791,774 or ($0.24) per share compared to $1,374,578 or ($0.04) per share for the six months ended September 30, 2007.  Loss from operations for the six months ended September 30, 2008 increased $495,568 to $1,789,900 compared to $1,294,332 for the six months ended September 30, 2007.

Assets and Liabilities

At September 30, 2008, the Company had total assets of $2,438,089 compared to total assets of $3,460,889 at March 31, 2008, a decrease of $1,022,800. The Company’s combined cash balance as of September 30, 2008 was $1,427,242 including restricted cash, a decrease of $1,007,459 compared to $2,434,701 as of March 31, 2008.  During the six month period ended September 30, 2008, cash used in operations of $1,584,022 and cash used in investing activities of $53,676 was offset by cash provided by financing activities of $625,713.  As of November 10, 2008, the Company’s cash on hand was approximately $1,130,000. The decrease in current cash on hand is due to cash used in operations and cash paid for principal and interest payments partially offset by proceeds from convertible debt.

Net accounts receivable at September 30, 2008 was $4,473, a decrease of $16,938 (79%) from $21,411 at March 31, 2008. This decrease is due to the revenue decrease during the six months ended September 30, 2008 compared to the six months ended March 31, 2008, primarily as a result of decreased sales of reusable shippers.

Net inventories increased $299,393 (246%), to $421,345 as of September 30, 2008, from $121,952 as of March 31, 2008. The increase in inventories is due to the purchases of raw materials during the six months ended September 30, 2008 for the build-up of dewars in finished goods inventory in anticipation of the full launch of the CryoPort Express® One-Way Shipper System. This increase from purchases was partially offset by usages of inventory during the six months ended September 30, 2008 in order to fulfill sales of reusable shippers.

Net fixed assets increased $22,489 to $216,341 at September 30, 2008 from $193,852 at March 31, 2008 as a result of increases of $53,043 for purchases of additional production equipment during September 30, 2008 to support the anticipated increased manufacturing operations for the launch of the CryoPort Express® One-Way Shipper System, which was partially offset by $30,554 of depreciation for the six months ended September 30, 2008.

Net intangible assets increased to $1,107 at September 30, 2008 from $474 at March 31, 2008 as a result of fees paid for new trademark applications which are pending approval.

The Company has recorded the combined value of $349,834 of the valuation of shares and warrants as calculated using the Black Scholes option pricing model issued to Carpe DM under a 36-month consulting agreement to as prepaid expense which is being amortized over the life of the services agreement. As of September 30, 2008, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $233,230 of which $116,604 is included in prepaid expenses and other current assets and $116,626 is included as a non-current asset.

Net deferred financing fees decreased $232,453 to $93,317 at September 30, 2008 compared to $325,769 at March 31, 2008 due to reductions for the elimination of  the unamortized balance of $312,197 related to the October Debentures due to the extinguishment of debt as of April 30, 2008 and the amortization of $27,929 of deferred financing fees during the six months ended September 30, 2008, which were offset by the addition of $107,673 in deferred financing fees related to the May 2008 Debenture.

Total liabilities at September 30, 2008 were $5,059,342, an increase of $1,598,272 (46%) from $3,461,070 as of March 31, 2008.  This increase was mainly due to the recording of the May Debenture, the increase in principal related to the August Amendment of the October Debenture and the amortization of the offsetting debt discounts related to the May and October Debentures.  Accounts payable was $248,805 at September 30, 2008, an increase of $14,507 from $234,298 at March 31, 2008. Accrued expenses decreased $245 to $94,803 at September 30, 2008 from $95,048 at March 31, 2008. Accrued warranty costs decreased $5,625 (19%) to $24,368 at September 30, 2008 from $29,993 as of March 31, 2008 relating to the usage of the accrual for warranty replacements during the six months ended September 30, 2008. Accrued salaries were $129,878 at September 30, 2008, a decrease of $8,225 (6%) from $138,103 at March 31, 2008. This decrease is due to accrued bonus payments which were paid in April 2008 and usage of accrued vacation pay.

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

Under EITF Issue No. 00-27, the value of the October Warrants issued to the investors is calculated relative to the total amount of the debt offering. The relative fair value of the October Warrants issued to the investors was determined to be $2,941,267, or 62.5% of the total offering. The relative fair value of the October Warrants, along with the effective beneficial conversion feature of the debt ($3,557,761) and the face value discount given to the investors ($706,154), totaled in excess of the face amount of the October Debentures. As such, the Company recorded a debt discount equal to the face value of the October Debentures of $4,707,705. The debt discount is being amortized by the Company through the maturity dates of the October Debentures. On April 30, 2008, in connection with the deferral of six months of principal payments, the unamortized balance of the debt discount was decreased from $3,375,592 to $ 2,643,192 to reflect the fair value of the convertible debt as of the date of the debt extinguishment, and $732,400 is included in the loss on extinguishment of debt.  As of September 30, 2008 and March 31, 2008, the unamortized balance of the debt discount was $2,897,013 and 3,522,357, respectively. During the six months ended September 30, 2008, the Company recorded additional interest expense of $791,918 related to the amortization of the debt discount for the October Debentures.

On April 30, 2008, the Convertible Debenture Agreement was amended to reflect changes to the monthly redemption of principal and changes to the October Warrants issued with the original October Debentures.  Under the terms of the April 30, 2008 Amendment (the “April Amendment”), the monthly principal redemptions were suspended until August 1, 2008 and the remaining principal due on the October Debentures will be paid thereafter on the first date of each month in equal installments through March 27, 2010, the expiration date. Further, the April Amendment changes the exercise price of the October Warrants issued under the terms of the Securities Purchase Agreement and related Agreements from $0.90, $0.92 and $1.60 to $0.60 each. The number of shares to be purchased under each of the October Warrants was also adjusted under the terms of the April Amendment so that the original dollar amounts to be raised by the Company through the exercise of each of the October Warrants remained the same.

The Company incurred a loss on extinguishment of debt of $6,902,941 during the six months ended September 30, 2008 as the result of the April 30, 2008 Amendment of the October Debentures which provided for a six month deferral of principal payments.  The loss consists of a combination of the $5,858,344 increase in the fair market value of warrants issued in connection with the October Debentures as a result of the increase in the number of shares to be purchased under each of the October Warrants and to the decrease in the Exercise Price of  October Warrants from $0.90, $0.92 and $1.60 to $0.60 each, the elimination of the April 30, 2008 unamortized balance of deferred financing costs of $312,197 and the $732,400 reduction in the unamortized discount balance related to the October Debentures to reflect the present value of the debentures as of April 30, 2008 (see Note 8 of the accompanying consolidated financial statements).

On August 29, 2008, the Company entered into an “Amendment to Debentures, Agreement and Waiver” (the “August Amendment”) with BridgePointe Master Fund, Ltd. and the Enable Funds (the “2007 Debenture Holders”), to amend the October 2007 Convertible Debenture previously amended on April 30, 2008. The August Amendment waives quarterly interest payments that would otherwise been due on October 1, 2008 and January 1, 2009 and defers the monthly redemption dates from July 31, 2008 through November 30, 2008  to commence upon December 31, 2008, and terminating upon full redemption of the October Debenture.  In consideration for entering into the August Amendment, the outstanding principal amount of  the October Debentures was increased to an amount equal to 115% of the sum of (i) the outstanding principal amount of as of August 29, 2008, the date of the August Amendment, plus (ii) an amount equal to the additional amount of interest that would have accrued on the September 2007 Debenture from July 1, 2008 through December 31, 2008. There were no changes to the warrants related to the October Debentures as a result of the August Amendment.  Based on the terms of the August Amendment, the principal balances of the October Debentures increased by $866,202 to $5,285,599.  The difference between the fair value of the amended October Debentures and the carrying value of the original October Debentures at the date of debt extinguishment amounting to $91,727 was recorded as a gain on debt extinguishment for the six months ended September 30, 2008.

A debt discount of $3,082,511 was recorded in connection with the August Amendment to the October Debentures which includes $117,851 related to the interest that would have accrued from September to December 2008.  This portion of the debt discount is being amortized through December 2008, while the remaining $2,964,660 of the debt discount is being amortized through the maturity dates of the October Debentures.  As of September 30, 2008 and March 31, 2008, the unamortized balance of the debt discount was $2,897,013 and $3,522,357, respectively.  During the six months ended September 30, 2008, the Company recorded additional interest expense of $791,948 related to the amortization of the debt discount associated with the amended October Debentures.

As of September 30, 2008 and March 31, 2008, the principal balance of the October Debentures totaled $5,285,599 and $4,419,397, respectively, of which the current portion of $2,973,149 and $1,936,884 is included in the Company’s current liabilities in the accompanying consolidated balance sheets at September 30, 2008 and March 31, 2008, respectively. During the six months ended September 30, 2008 the Company recorded interest expense of $147,313 related to the October Debentures (see Note 8 in the accompanying consolidated financial statements).

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

Under EITF Issue No. 00-27, the value of the May Warrants issued to the investors is calculated relative to the total amount of the debt offering. The relative fair value of the May Warrants issued to the investors was determined to be $815,471, or 65.2% of the total offering. The relative fair value of the May Warrants, along with the effective beneficial conversion feature of the debt ($434,529) and the face value discount given to the investors ($187,500), totaled in excess of the face amount of the May Debenture. As such, the Company recorded a debt discount equal to the face value of the May Debenture of $1,250,000. The debt discount is being amortized by the Company through the maturity date of the May Debenture. As of September 30, 2008, the unamortized balance of the debt discount was $1,083,332. During the six months ended September 30, 2008, the Company recorded additional interest expense of $166,668 related to the amortization of the debt discount  (see Note 8 in the accompanying consolidated financial statements).

Current portion of related party notes payable was $150,000 at September 30, 2008 and March 31, 2008 in accordance with the terms of the promissory notes. On October 31, 2008, the Company paid the July 1, 2008 note payments, due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

The March 31, 2008 balance of $12,000 on the note payable to Falk Shaff and Ziebell, was paid in full during the six months ended September 30, 2008.

Current portion of notes payable to officer remained the same balance of $72,000 at September 30, 2008 and March 31, 2008,  reflecting the maximum monthly payment due of $6,000 per month.

Long-term related party notes payable decreased $23,262 to $1,558,822 at September 30, 2008 from $1,582,084 at March 31, 2008 due to aggregate payments made of $60,000 against the principal note balances which were offset by additional interest accrued of $36,738 for the six month period ended September 30, 2008.

Notes payable to officer decreased $30,343 from $129,115 as of March 31, 2008 to $98,772 as of September 30, 2008 related to principal payments of $36,000 which were offset by additional interest accrued of $5,675 for the six months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, the Company’s current assets of $1,979,464 exceeded its current liabilities of $3,401,748 by $1,422,284. $2,588,587 of current liabilities as of September 30, 2008 represents current portions of convertible debentures.

Total cash including restricted cash, decreased $1,007,459 to $1,427,242 at September 30, 2008 from $2,434,701 at March 31, 2008 as a result of cash used in operating activities of $1,584,022 and purchases of fixed assets and trademark costs of $53,676 which were partially offset by $625,713 cash provided by financing activities primarily due to proceeds from borrowings from the May 2008 Debenture less principal payments on notes payable and line of credit.

Total assets decreased $1,022,800 to $2,438,089 as of September 30, 2008 compared to $3,460,889 as of March 31, 2008 mainly as a result of cash used in operating activities during the six months ended September 30, 2008 which were partially offset by the proceeds from borrowings under the May 2008 Debenture, the increase in inventories, and the increase in deferred financing fees related to the May 2008 Debenture.

The Company’s total outstanding indebtedness increased $1,598,272 to $5,059,342 at September 30, 2008 from $3,461,070 at March 31, 2008 primarily from the issuance of the May 2008 Debentures, the increase to the October 2007 Debentures from the August Amendment which were partially offset by payments against notes payable, line of credit and accrued salaries.

Item 4T. Controls and Procedures

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2008.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2008, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the six months ended September 30, 2008, the Company issued a total of 139,722 shares of restricted common stock in lieu of fees paid for services performed by various consultants.  Based on the underlying stock trading values as of the agreement dates, these shares were issued at an average value of $0.72 per share for a total recorded cost of $105,669 which is included in selling, general and administrative expenses for the six months ended September 30, 2008.

During the six months ended September 30, 2008, the Company issued 82,693 shares of common stock resulting from exercises of stock options and warrants at an average price of $0.04 per share for proceeds of $3,308 and issued 150,022 shares of common stock from cashless exercises of a total of 157,000 warrants.

During the six months ended September 30, 2008, the Company issued a total of 88,600 warrants to various board members, advisory board members, and employees to purchase shares of the Company’s common stock at an average exercise price of $0.92 per share.  The exercise prices of these warrants are equal to the fair values of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $337,358 as of the dates of each grant.  The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the six months ended September 30, 2008.

In connection with the May Debenture financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share (see Note 8 of the accompanying consolidated financial statements).  Also in connection with the May 2008 debenture financing transaction the Company issued National Securities Corporation five year warrants to purchase 148,810 shares of the Company’s common stock at $0.84 per share (see Note 8 of the accompanying consolidated financial statements).

On April 30, 2008, the Convertible Debenture Agreement was amended to reflect changes to the monthly redemption of principal and changes to the October Warrants issued with the original October Debentures.  Under the terms of the April 30, 2008 Amendment (the "Amendment"), the monthly principal redemptions were suspended until August 1, 2008 and the remaining principal due on the October Debetures will be paid thereafter on the first date of each month in equal installments through March 27, 2010, the expiration date.  Further, the Amendment changes the exercise price of the October Warrants issued under the terms of the Securities Purchase Agreement and related Agreements from $0.90, $0.92 and $1.60 to $0.60 each.  The number of shares to be purchased under each of the October Warrants was also adjusted under the terms of the Amendment so that the original dollar amounts to be raised by the Company through the exercise of each of the October Warrants will remain the same resulting in an increase of 6,024,743 warrants.  The company has determined the aggregate fair value of the total issued warrants, based on the Black-Scholes pricing model, to be approximately $5,858,344 and has included this amount in the loss on extinguishment of debt for the six months ended September 30, 2008 (see Note 8 in the accompanying consolidated financial statments).

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

CryoPort, Inc.

Dated: November 14, 2008	By:	/s/ Peter Berry
Peter Berry, CEO, President

Dated: November 14, 2008	By:	/s/ Dee S. Kelly
Dee S. Kelly, Vice President, Finance (Principal Financial and Accounting Officer)