Form 10-Q
period 2008-12-31
Cryoport, Inc.
filed 2009-02-17
CIK 1124524

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

As of February 13, 2009 the Company had 41,304,425 shares of its $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC. CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$776,166	$2,231,031
Restricted cash	100,477	203,670
Accounts receivable, net	4,822	21,411
Inventories	533,204	121,952
Prepaid expenses and other current assets	128,960	153,016

Total current assets	1,543,629	2,731,080

Fixed assets, net	204,469	193,852
Intangible assets, net	278,519	474
Deferred financing costs, net	82,550	325,769
Other assets	104,577	209,714

	$2,213,744	$3,460,889

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$331,964	$234,298
Accrued expenses	94,465	95,048
Accrued warranty costs	24,368	29,993
Accrued salaries and related	197,416	138,103
Current portion of convertible notes payable and accrued interest, net of discount of $229,164 at December 31, 2008 and $1,039,844 at March 31, 2008	2,552,335	902,486
Line of credit and accrued interest	90,334	115,943
Current portion of related party notes payable	150,000	150,000
Current portion of note payable to officer	84,000	72,000
Current portion of note payable	-	12,000
Total current liabilities	3,524,882	1,749,871

Related party notes payable and accrued interest, net of current portion	1,546,516	1,582,084
Convertible notes payable, net of current portion and discount of $3,069,687 at December 31, 2008 and $2,482,513 at March 31, 2008	742,746	-
Note payable to officer and accrued interest, net of current portion	83,286	129,115

Total liabilities	5,897,430	3,461,070

COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized; 41,304,425 at December 31, 2008 and 40,928,225 at March 31, 2008 shares issued and outstanding	41,303	40,929
Additional paid-in capital	21,450,070	13,888,094
Accumulated deficit	(25,175,059)	(13,929,204)
Total stockholders’ deficit	(3,683,686)	(181)

	$2,213,744	$3,460,889

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended December 31,		For The Nine months Ended December 31,
	2008	2007	2008	2007

Net sales	$9,207	$9,678	$28,613	$47,666

Cost of sales	166,203	101,439	419,534	251,350

Gross loss	(156,996)	(91,761)	(390,921)	(203,684)

Operating expenses:
Selling, general and administrative expenses	550,670	461,358	1,890,401	1,593,467
Research and development expenses	13,292	41,329	229,536	91,629

Total operating expenses	563,962	502,687	2,119,937	1,685,096

Loss from operations	(720,958)	(594,448)	(2,510,858)	(1,888,780)

Other income (expense):
Interest income	6,224	29,833	30,232	29,833
Interest expense	(739,347)	(652,578)	(1,953,215)	(731,224)
Loss on extinguishment of debt	-	-	(6,811,214)	-

Total other expense, net	(733,123)	(622,745)	(8,734,197)	(701.391)

Loss before income taxes	(1,454,081)	(1,217,193)	(11,245,055)	(2,590,171)

Income taxes	-	-	800	1,600

Net loss	$(1,454,081)	$(1,217,913)	$(11,245,855)	$(2,591,771)

Net loss available to common stockholders per common share:
Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.27)	$(0.07)
Basic and diluted weighted average common shares outstanding	41,208,555	39,863,184	41,154,888	39,160,355

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Nine months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,245,855)	$(2,591,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,361	25,939
Amortization of deferred financing costs	38,695	46,987
Amortization of debt discount	1,640,109	516,643
Stock issued to consultants	168,770	392,500
Fair value of warrants issued to employees and directors	169,112	307,011
Fair value of warrants issued to consultants	263,828	-
Loss on extinguishment of debt	6,811,214	-
Interest accrued on restricted cash	(5,750)	-
Changes in operating assets and liabilities:
Accounts receivable	16,589	(22,416)
Inventories	(411,252)	(5,002)
Prepaid expenses and other assets	129,193	(70,258)
Accounts payable	97,666	(71,864)
Accrued expenses	(583)	(3,536)
Accrued warranty costs	(5,625)	1,875
Accrued salaries and related	59,313	(27,325)
Accrued interest	179,753	162,231

Net cash used in operating activities	(2,042,462)	(1,338,986)

Cash flows from investing activities:
Purchases of intangibles	(49,781)	-
Decrease (increase) in restricted cash	108,943	(200,000)
Purchases of fixed assets	(58,278)	(172,911)

Net cash provided by (used in) investing activities	884	(372,911)

Cash flows from financing activities:
Net proceeds from borrowings under convertible notes	1,062,500	3,436,551
Net proceeds from borrowings under line of credit	-	120,000
Repayment of convertible notes	(117,720)	-
Repayment of borrowings on line of credit	(25,500)	-
Payment of financing costs	(191,875)	-
Repayment of note payable	(12,000)	(40,000)
Repayments of related party notes payable	(90,000)	(60,000)
Repayments of note payable to officer	(42,000)	(27,000)
Proceeds from issuance of common stock, net	-	699,866
Proceeds from exercise of options and warrants	3,308	107,500

Net cash provided by financing activities	586,713	4,236,917

Net change in cash and cash equivalents	(1,454,865)	2,525,020

Cash and cash equivalents, beginning of period	2,231,031	264,392

Cash and cash equivalents, end of period	$776,166	$2,789,412

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Nine months Ended December 31,
	2008	2007

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$93,675	$1,405
Income taxes	$800	$1,600

Supplemental disclosure of non-cash activities:

Value of warrants issued to lessor	$-	$15,486

Purchase of fixed assets with warrants	$-	$10,000

Purchase of intangible assets with warrants	$232,964	$-

Warrants issued as deferred financing costs in connection with convertible debt financing	$117,530	$525,071

Debt discount in connection with convertible debt financing	$1,250,000	$3,320,257

Conversion of debt and accrued interest to common stock	$5,446	$128,857

Cashless exercise of warrants	$150	$-

Cancellation of shares issued for debt principal reduction	$117,720	$-

Estimated fair value of warrants issued in connection of debt modification	$5,858,344	$-

Estimated fair value of common stock issued in connection of prepaid consulting agreement	$-	$349,834

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

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

Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. It is suggested that the unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of only $28,613, incurred a net loss of $11,245,855 including a $6,811,214 loss on debt extinguishment and used cash of $2,042,462 in its operating activities during the nine months ended December 31, 2008.    In addition, the Company has a working capital deficit of $1,981,253 as of December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $504,000 as of February 10, 2009 which will be used to fund the working capital required for minimal operations as well as the sales and marketing efforts to continue the Company’s ramp up of the CryoPort Express® One-Way Shipper until additional capital is obtained. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity funding sources, however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

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

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2008, the Company had $652,088 of cash balances, including restricted cash, which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 2.29% which serves as collateral for borrowings under a line of credit agreement (see Note 7). At December 31, 2008, the balance in the certificate of deposit was $100,477.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $3,100 as of December 31, 2008, are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign sales primarily in Europe and Canada. Foreign sales are primarily under exclusive distribution agreements with international distributors. During the nine month periods ended December 31, 2008 and 2007, the Company had foreign sales of approximately $6,500 and $3,500, respectively, which constituted approximately 23% and 7%, respectively, of net sales.

The majority of the Company’s customers are in the bio-tech, bio-pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, note payable to officer, line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except the related party notes payable, approximates fair value at December 31, 2008. The difference between the fair value and recorded values of the related party notes payable is not significant.

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
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

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

Intangible Assets

Intangible assets are comprised of  patents and trademarks and software development costs.  The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful life of five years.  The Company capitalizes certain costs related to software developed for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Software developmemt costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software which is five years.  Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants using the Black-Scholes option pricing model.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets, including fixed assets and intangible assets, upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable.  Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.  During the nine month periods ended December 31, 2008 and 2007, the Company capitalized deferred financing costs of $107,673 and $681,294, respectively, and amortized deferred financing costs of $38,695 and $46,987, respectively, to interest expense.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accrued Warranty Costs

Estimated costs of the standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the extended warranty plan are expensed as incurred.

The following represents the activity in the warranty accrual account during the nine month periods ended December 31:

	2008	2007

Beginning warranty accrual	$29,993	$55,407
Increase in accrual (charged to cost of sales)	750	4,875
Charges to accrual (product replacements)	(6,375)	(3,000)
Ending warranty accrual	$24,368	$57,282

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
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the nine month periods ended December 31, 2008 and 2007, the Company expensed approximately $45,000 and $15,000, respectively, in advertising costs.

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

As stock-based compensation expense recognized in the consolidated statements of operations for the nine month periods ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, if any. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine month periods ended December 31, 2008 and 2007 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of December 31, 2008, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,511,387 shares available for future issuances.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options and warrants. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options and warrants granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	December 31,	December 31,
	2008	2007
Stock options and warrants:
Expected term	5 years	5 years
Expected volatility	211% - 266%	279%
Risk-free interest rate	1.52% - 3.15%	4.75%
Expected dividends	N/A	N/A

A summary of employee and director options and warrant activity for the nine month period ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	4,556,163	$0.64
Granted	669,700	$0.85
Exercised	(239,693)	$0.04
Forfeited	-	$-

Outstanding and expected to vest at December 31, 2008	4,986,170	$0.70	6.91	$123,397

Exercisable at December 31, 2008	4,386,170	$0.67	6.51	$123,397

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were 669,700 warrants and no stock options granted to employees and directors during the nine months ended December 31, 2008 and 266,000 warrants and no stock options granted to employees and directors during the nine months ended December 31, 2007.  In connection with the warrants granted during the nine months ended December 31, 2008 and 2007, the Company recorded total charges of $117,486 and $199,314, respectively, in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses for the nine months ended December 31, 2008 and 2007 in the accompanying consolidated statements of operations.  No employee or director warrants or stock options expired during the nine months ended December 31, 2008 and 2007.  The Company issues new shares from its authorized shares upon exercise of warrants or options.

During the nine months ended December 31, 2008, in connection with the vesting of prior options issued, the Company recorded total charges of $51,626 in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses in the accompanying consolidated statement of operations.  There was no vesting of prior warrants or stock options issued to employees and directors during the nine months ended December 31, 2007.  As of December 31, 2008, there was $323,389 of unrecognized compensation cost related to employee and director stock based compensation arrangements, which is expected to be recognized over the next three years.

The total intrinsic value of stock options and warrants exercised during the nine months ended December 31, 2008 was $203,012.

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
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheets.

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 11).

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 56,094,546 and 46,556,651 for the nine month periods ended December 31, 2008 and 2007, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, (“EITF 98-05”) and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line interest method which approximates the effective amortization method (see Note 9).

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this pronouncement did not have material effect on the Company’s consolidated financial statements.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

NOTE 3 - INVENTORIES

Inventories at December 31, 2008 and March 31, 2008 consist of the following:

	December 31,	March 31,
	2008	2008

Raw materials	$366,244	$61,342
Work in process	7,499	5,827
Finished goods	159,461	54,783

	$533,204	$121,952

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at December 31, 2008 and March 31, 2008:

	December 31,	March 31,
	2008	2008

Furniture and fixtures	$23,253	$23,253
Machinery and equipment	640,448	586,465
Leasehold improvements	19,426	15,131
	683,127	624,849
Less accumulated depreciation and amortization	(478,658)	(430,997)

	$204,469	$193,852

Depreciation and amortization expense for fixed assets for the nine months ended December 31, 2008 and 2007 was $47,661 and $22,438, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets are comprised of patents and trademarks and software developed for internal uses.  The gross book values and accumulated amortization as of  December 31, 2008 and March 31, 2008 were as follows:

	December 31,	March 31,
	2008	2008

Patents and trademarks	$47,375	$46,742
Software	282,112	-
	329,487	46,742
Less accumulated amortization	(50,968)	(46,268)

	$278,519	$474

Amortization expense for intangible assets for the nine months ended December 31, 2008 and 2007 was $4,700 and $3,501, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 2, 2007, the Company entered into a new lease agreement with Viking Investors - Barents Sea, LLC for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease requires base lease payments of approximately $12,000 per month. In connection with the lease agreement, the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company has capitalized and is amortizing the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long-term assets. As of December 31, 2008 and March 31, 2008, the unamortized balance of the value of the warrants issued to the lessor was $4,746 and $10,074, respectively, and is included in other assets in the accompanying consolidated balance sheets.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued

Litigation

The Company becomes a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition or results of operations.

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

NOTE 7 - LINE OF CREDIT

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on the prime rate plus 1% per annum (totaling 4.25% as of December 31, 2008). The Company utilizes the funds advanced from the Line for capital equipment purchases to support the launch of the Company’s newly developed product, the CryoPort Express® One-Way Shipper. As of December 31, 2008 and March 31, 2008, the outstanding balance of the Line was $90,334 and $115,943, respectively, including accrued interest of $334 and $443, respectively.  During the nine months ended December 31, 2008 and 2007, the Company made payments against the Line of $25,500 and zero respectively, and recorded interest expense of $3,099 and $1,405, respectively, related to the Line.  No funds were drawn against the Line during the nine months ended December 31, 2008 and $120,000 was drawn against the Line during the nine months ended December 31, 2007.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 8 - NOTES PAYABLE

As of December 31, 2008 and March 31, 2008, the Company had aggregate principal balances of $1,159,500 and $1,249,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month.  As of December 31, 2008, the aggregate principal payments totaled $10,000 per month.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $54,432 and $59,199 for the nine months ended December 31, 2008 and 2007, respectively. Accrued interest, which is included in related party notes payable in the accompanying consolidated balance sheets, related to these notes amounted to $537,016 and $482,584 as of December 31, 2008 and March 31, 2008, respectively. As of December 31, 2008, the Company had not made the required payments under the related-party notes which were due on October 1, September 1, and November 1, 2008. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On January 30, 2009, the Company paid the October 1 note payments due on these related-party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In August 2006, Peter Berry, the Company’s Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of December 31, 2008 and March 31, 2008, the total amount of deferred salaries and accrued interest under this arrangement was $167,286 and $201,115, respectively, of which $83,286 and $129,115, respectively, is recorded as a long-term liability in the accompanying consolidated balance sheets.  Interest expense related to this note was $8,171 for the nine months ended December 31, 2008.  Accrued interest related to this note payable amounted to $11,336 and $3,165 at December 31, 2008 and March 31, 2008, respectively, and is included in the note payable to officer in the accompanying consolidated balance sheets. As of December 31, 2008, Mr. Berry had deferred payment of the note payments due November 30, 2008 and December 31, 2008 totaling $12,000.  These payments are included in the current liability portion of the note payable as of December 31, 2008 and were paid to Mr. Berry in January 2009.

The Company had a non-interest bearing note payable to a third party for $77,304, which was due in April 2003. The Company made the final payments of $5,000 in April 2008 and $7,000 in May 2008. As of December 31, 2008 and March 31, 2008, the remaining unpaid balance on this note was $0 and $12,000, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “October 2007 Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551.

In accordance with the Convertible Debenture Agreement as amended on February 19, 2008, the principal amount under the October 2007 Debentures is payable to the investors in 24 monthly redemption payments which commenced on March 31, 2008.  The Company may elect to make principal redemptions in shares of common stock.   If the Company elects to make principal redemptions in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal redemption is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the principal redemption due date.

At any time, holders may convert the October 2007 Debentures into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).  As of December 31, 2008, no adjustment has been made to the fixed conversion price. On January 31, 2008, $100,000 of the principal balance of the October 2007 Debentures was converted by an investor.  Using the conversion rate of $0.84 per share per the terms of the Convertible Debenture Agreement, 119,047 shares of registered common stock were issued to the investor.

Quarterly interest payments for these convertible debentures are payable in cash and commenced on January 1, 2008.  The Company may elect to make interest payments in shares of common stock provided, generally, that it is not in default under the Debentures and it has met certain equity conditions prior to the due date of the interest payments.   If the Company elects to make interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined above), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date. As of December 31, 2008 and March 31, 2008, the Company had zero and $5,446, respectively, of accrued interest on the October 2007 Debentures included in the accompanying consolidated balance sheets and recorded a total of $147,313 and $94,154, respectively, in interest expense related to the face rate of interest in the accompanying consolidated statements of operations for the nine month periods ended December 31, 2008 and 2007.  Interest expense for the nine months ended December 31, 2008 has been adjusted for the effects of the August Amendment to the October 2007 Debentures which is discussed below.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 9 - CONVERTIBLE NOTES PAYABLE, continued

The October 2007 Debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (collectively, the “October 2007 Warrants”). Valuation of the October 2007 Warrants as calculated using the Black Scholes option pricing model equaled $7,838,791 on the date of grant.

Under EITF Issue No. 00-27, the value of the October 2007 Warrants issued to the investors was calculated relative to the total amount of the debt offering. The relative fair value of the October 2007 Warrants issued to the investors was determined to be $2,941,267, or 62.5% of the total offering. The relative fair value of the October 2007 Warrants, along with the effective beneficial conversion feature of the debt ($3,557,761) and the face value discount given to the investors ($706,154), totaled in excess of the face amount of the October 2007 Debentures. As such, the Company recorded a debt discount equal to the face value of the October 2007 Debentures of $4,707,705.

Financing fees of $565,000, including placement agent fees of $440,000 and legal and other fees of $125,000, were paid in cash from the gross proceeds of the October 2007 Debentures. Joseph Stevens and Company (“Joseph Stevens”) acted as sole placement agent in connection with the financing transaction. Also in connection with the financing transaction, the Company issued Joseph Stevens three-year warrants to purchase 560,364 shares of the Company’s common stock exercisable at $0.84 per share. The value of the warrants issued to Joseph Stevens as calculated using the Black Scholes option pricing model was $525,071.  The total financing fees of $1,090,071 related to the financing transaction were allocated to the equity and debt components of the financing. The Company recorded 62.5% of the financing fees ($681,294) as costs related to the issuance of the equity instruments, and as such has netted those amounts against additional paid-in capital as of the date of the financing. The remaining 37.5% ($408,777) was recorded as deferred financing costs.  Prior to the amendment of the October 2007 Debentures on April 30, 2008 discussed below, the Company recorded interest expense of $13,573 and $42,288, respectively, related to the amortization of these deferred financing costs during the nine months ended December 31, 2008 and 2007.  In connection with the amendment of the October 2007 Debentures on April 30, 2008, the unamortized balance of the deferred financing costs was written off (see below).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 9 - CONVERTIBLE NOTES PAYABLE, continued

In connection with the October 2007 Debentures, the Company also entered into a registration rights agreement with the investors that required the Company to register the shares issuable upon conversion of the principal amounts of the October 2007 Debentures and exercise of the October 2007 Warrants.  Pursuant to the registration rights agreement, on November 9, 2007 the Company filed a Registration Statement on Form SB-2.  On January 25, 2008, the registration statement, as amended, became effective with the Securities and Exchange Commission.  Per the terms of the registration rights agreement, following the effective date of the registration statement, the Company may force conversion of the October 2007 Debentures if the market price of the common stock is at least $2.52 for 30 consecutive days.  The Company may also prepay the October 2007 Debentures in cash at 120% of the then outstanding principal balance.

On March 31, 2008, the Company issued 224,176 shares of registered common stock for principal redemptions totaling $188,308 and 110,501 shares of common stock for March 2008 interest payments totaling $92,821 to the holders of the October 2007 Debentures using the conversion rate of $0.84.  In April 2008, the Company was notified by the holders that the qualifying equity conditions had not been fully satisfied with relation to the conversion of the principal and interest payments made by the Company on March 31, 2008.  As a result, in April 2008 the Company rescinded and cancelled 140,143 shares of registered common stock for principal redemptions totaling $117,720 and submitted the cash payments in the same amounts to those holders.  Pursuant to a one-time waiver agreement with one of the Debenture holders, the remaining $70,588 of the March 31 principal redemption was adjusted to reflect a one-time conversion rate of $0.70 and, in April 2008 the Company issued the holder 16,807 additional registered shares in consideration.   Also in consideration of the one-time waiver with the October 2007 Debenture holders, the full amount of the March 31, 2008 interest payments were adjusted to reflect a one-time conversion price of $0.70 and in April 2008 the Company issued the October 2007 Debenture holders 22,099 additional common stock shares.  The additional interest expense for the October 2007 Debentures of $5,446 related to the one-time conversion rate adjustments of the March 31, 2008 principal and interest payments from $0.84 to $0.70 was included in accrued interest for the October 2007 Debentures as of March 31, 2008.

On April 30, 2008, the Convertible Debenture Agreement was amended to reflect changes to the monthly redemption of principal and changes to the October 2007 Warrants issued with the original October 2007 Debentures.  Under the terms of the April 30, 2008 Amendment (the “April Amendment”), the monthly principal redemptions were suspended until August 1, 2008 and the remaining principal due on the October 2007 Debentures will be paid thereafter on the first date of each month in equal installments through March 27, 2010, the expiration date. Further, the April Amendment changes the exercise price of the October 2007 Warrants issued under the terms of the Securities Purchase Agreement and related Agreements from $0.90, $0.92 and $1.60 to $0.60 each. The number of shares to be purchased under each of the October 2007 Warrants was also adjusted under the terms of the April Amendment so that the original dollar amounts to be raised by the Company through the exercise of each of the October 2007 Warrants remained the same.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 9 - CONVERTIBLE NOTES PAYABLE, continued

Changes to the exercise prices and number of warrants related to the October 2007 Debentures as a result of the April Amendment were made according to the following schedule:

	5 Year Warrants	2 Year Warrants	2 Year Warrants	Combined
As Originally Issued:
No. of warrants	5,604,411	1,401,103	1,401,103	8,406,617
Exercise price	$0.92	$0.90	$1.60

As Modified:
No. of warrants	8,593,430	2,101,655	3,736,275	14,431,360
Exercise price	$0.60	$0.60	$0.60

The April Amendment to the October 2007 Debentures has been accounted for by the Company as an extinguishment of debt in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 06-6, Debtor's Accounting For a Modification or Exchange of Convertible Debt Instruments.  The Company determined that the net present value of the cash flows under the terms of the April Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original October 2007 Debentures agreement.  Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the April Amendment.  Accordingly, the Company recorded the amended October 2007 Debentures at their fair value of $1,805,668 at the date of extinguishment.  The difference between the fair value of the amended October 2007 Debentures and the carrying value of the original October 2007 Debentures at the date of debt extinguishment amounting to $732,400 was recorded as part of the loss on debt extinguishment for the nine months ended December 31, 2008.

The increase in value of the October 2007 Warrants arising from the change in conversion price and the additional number of warrants issued of $5,858,344 has been accounted for as a payment to the debt holders in connection with the debt extinguishment and included in the loss on debt extinguishment for the nine months ended December 31, 2008.  As a result of the April Amendment, unamortized deferred financing costs of $312,197 arising from the original issuance of the October 2007 Debentures were written off and were included in the loss on debt extinguishment for the nine months ended December 31, 2008.  There were no debt issuance costs incurred in connection with the April Amendment.

On August 29, 2008, the Company entered into an “Amendment to Debentures, Agreement and Waiver” (the “August Amendment”) with BridgePointe Master Fund, Ltd. and the Enable Funds (the “2007 Debenture Holders”), to amend the October 2007 Convertible Debenture previously amended on April 30, 2008. The August Amendment waives quarterly interest payments that would otherwise have been due on October 1, 2008 and January 1, 2009 and defers the monthly redemption dates from July 31, 2008 through November 30, 2008  to commence upon December 31, 2008, and terminating upon full redemption of the October 2007 Debentures.  In consideration for entering into the August Amendment, the outstanding principal amount of  the October 2007 Debentures was increased to an amount equal to 115% of the sum of (i) the outstanding principal amount of as of August 29, 2008, the date of the August Amendment, plus (ii) an amount equal to the additional amount of interest that would have accrued on the October 2007 Debenture from July 1, 2008 through December 31, 2008. There were no changes to the warrants related to the October 2007 Debentures as a result of the August Amendment.  Based on the terms of the August Amendment, the principal balances of the October 2007 Debentures increased by $866,202 to $5,285,599.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 9 - CONVERTIBLE NOTES PAYABLE, continued

The August Amendment to the October 2007 Debentures has been accounted for by the Company as an extinguishment of debt in accordance with EITF Issue No. 96-19 and EITF Issue No. 06-6.  The Company determined that the net present value of the cash flows under the terms of the August Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the October 2007 Debentures agreement as previously amended in April 2008.  Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the August Amendment.  Accordingly, the Company recorded the amended October 2007 Debentures at their fair value of $2,203,086 at the date of extinguishment.  The difference between the fair value of the amended October 2007 Debentures and the carrying value of the original October 2007 Debentures at the date of debt extinguishment amounting to $91,727 was recorded as a gain on debt extinguishment for the nine months ended December 31, 2008.

A debt discount of $3,082,511 was recorded in connection with the August Amendment to the October 2007 Debentures which includes $117,851 related to the interest that would have accrued from September to December 2008.  This portion of the debt discount was amortized through December 2008, while the remaining $2,964,660 of the debt discount is being amortized through the maturity dates of the October 2007 Debentures.  As of December 31, 2008 and March 31, 2008, the unamortized balance of the debt discount was $2,340,520 and $3,522,356, respectively.  During the nine months ended December 31, 2008 and 2007, the Company recorded additional interest expense of $1,348,440 and $487,005, respectively, related to the amortization of the debt discount associated with the October 2007 Debentures.

As of December 31, 2008 and March 31, 2008, the principal balance of the October 2007 Debentures totaled $5,285,599 and $4,419,397, respectively, of which the current portion of $2,202,333 and $1,936,884 is included in the Company’s current liabilities in the accompanying consolidated balance sheets at December 31, 2008 and March 31, 2008, respectively.

On January 27, 2009, the October 2007 Convertible Debenture Agreements were amended to reflect changes to certain terms of the agreement and related warrants (see Note 13).

On June 9, 2008, the Company completed the transactions contemplated under a certain Securities Purchase Agreement with an accredited investor providing for the issuance of the Company’s Original Issue Discount 8% Secured Convertible Debentures (the “May 2008 Debenture”) having a principal face amount of $1,250,000.  The Company realized gross proceeds of $1,062,500 after giving effect to a 15% discount.  After accounting for commissions and legal and other fees, the net proceeds to the Company totaled $870,625.

The principal amount under the May 2008 Debenture is payable in 23 monthly payments of $54,348 beginning January 31, 2009.  Interest payments are payable in cash quarterly commencing on January 1, 2008. The Company may elect to make principal and interest payments in shares of common stock provided, generally, that the Company is not in default under the May 2008 Debenture, it has met certain equity conditions prior to the due dates and there is then in effect a registration statement with respect to the shares issuable upon conversion of the May 2008 Debenture.  If the Company elects to make principal or interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date.  For the nine months ended December 31, 2008, the Company recorded interest expense of $58,333 related to the face rate of interest, all of which is included in accrued interest at December 31, 2008.

At any time, the holder may convert the May 2008 Debenture into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”). As of December 31, 2008, no adjustment has been made to the fixed conversion price.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 9 - CONVERTIBLE NOTES PAYABLE, continued

Following the effective date of the registration statement described below, the Company may force conversion of the May 2008 Debenture if the market price of the common stock is at least $2.52 for 30 consecutive days. The Company may also prepay the May 2008 Debenture in cash at 120% of the then outstanding principal balance.

The May 2008 Debenture ranks senior to all current and future indebtedness of the Company, with the exception of the October 2007 Debentures that were issued by the Company which rank senior to the May 2008 Debenture.  The May 2008 Debenture is secured by substantially all of the assets of the Company.  As part of the transaction, the Company entered into a waiver and subordination agreement with the holders of the October 2007 Debentures.

In connection with the financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share (collectively, the “May 2008 Warrants”).

Under EITF Issue No. 00-27, the value of the May 2008 Warrants issued to the investors was calculated relative to the total amount of the debt offering. The relative fair value of the May 2008 Warrants issued to the investors was determined to be $815,471, or 65.2% of the total offering. The relative fair value of the May 2008 Warrants, along with the effective beneficial conversion feature of the debt ($434,529) and the face value discount given to the investors ($187,500), totaled in excess of the face amount of the May 2008 Debenture. As such, the Company recorded a debt discount equal to the face value of the May 2008 Debenture of $1,250,000. The debt discount is being amortized by the Company through the maturity date of the May 2008 Debenture. During the nine months ended December 31, 2008, the Company recorded additional interest expense of $291,669 related to the amortization of the debt discount. As of December 31, 2008, the unamortized balance of the debt discount was $958,331.

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the May 2008 Debenture and exercise of the May 2008 Warrants within 45 days after the closing date of the transaction. Pursuant to the registration rights agreement, on July 14, 2008 the Company filed a Registration Statement on Form S-1, which became effective with the Securities and Exchange Commission on August 28, 2008. As a result of a timely filing, The Company was not subject to any liquidated damages as described in the registration rights agreement.

Financing fees of $191,875 including placement agent fees of $116,875 and legal and other fees of $75,000 were paid in cash from the gross proceeds of the May 2008 Debenture.  National Securities Corporation (“National Securities”) acted as sole placement agent in connection with the financing transaction. Also, in connection with the financing transaction, the Company issued National Securities five-year warrants to purchase 148,810 shares of the Company’s common stock exercisable at $0.84 per share. The value of the warrants issued to National Securities as calculated using the Black Scholes option pricing model was $117,530.

The total financing fees of $309,405 related to the financing transaction have been allocated to the equity and debt components of the financing. The Company has recorded 65.2% of the financing fees ($201,732) as costs related to the issuance of the equity instruments, and as such has netted those amounts against additional paid-in capital as of the date of the financing. The remaining 34.8% ($107,673) has been recorded as deferred financing fees on the Company’s consolidated balance sheet as of December 31, 2008. The deferred financing fees are being amortized by the Company through the maturity date of the May 2008 Debenture on a straight-line basis which approximates the effective interest method. During the nine months ended December 31, 2008, the Company recorded additional interest expense of $25,122 related to the amortization of the deferred financing fees on the May 2008 Debenture. As of December 31, 2008, the unamortized balance of the deferred financing fees was $82,550.

All securities were issued pursuant to an exemption from registration in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and based on the investors’ representations that they are “accredited” as defined in Rule 501 under the Securities Act.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 9 - CONVERTIBLE NOTES PAYABLE, continued

As of December 31, 2008, the principal balance of the May 2008 Debenture totaled $1,250,000, of which the current portion of $520,333 is included in the Company’s current liabilities in the accompanying consolidated balance sheet at December 31, 2008.

On January 27, 2009, the May 2008 Convertible Debenture Agreement was amended to reflect changes to certain terms of the agreement and related warrants (see Note 13).

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

NOTE 10 - EQUITY

During the nine months ended December 31, 2008, the Company issued a total of 244,722 shares of restricted common stock in lieu of fees paid for services performed by various consultants.  Based on the underlying stock trading values as of the agreement dates, these shares were issued at an average value of $0.70 per share for a total recorded cost of $168,770 which is included in selling, general and administrative expenses for the nine months ended December 31, 2008.

During the nine months ended December 31, 2008, the Company issued 82,693 shares of common stock resulting from exercises of stock options and warrants at an average price of $0.04 per share for proceeds of $3,308 and issued 150,022 shares of common stock from cashless exercises of a total of 157,000 options and warrants.

During the nine months ended December 31, 2008, the Company issued a total of 669,700 warrants to various board members, advisory board members, and employees to purchase shares of the Company’s common stock at an average exercise price of $0.85 per share.  The exercise prices of these warrants are at least equal to the fair values of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $117,486 as of the dates of each grant.  The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the nine months ended December 31, 2008.  During the nine months ended December 31, 2008, in connection with the vesting of prior options issued, the Company recorded total charges of $51,626 in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 10 - EQUITY, continued

During the nine months ended December 31, 2008, the Company issued a total of 853,000 warrants to various outside consultants to purchase shares of the Company’s common stock at an average exercise price of $0.85 per share.  The exercise prices of these warrants are at least equal to the fair values of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $496,792 as of the dates of each grant.  Of this amount, $232,964 has been included in intangible assets as capitalized software (see Note 5) while the remaining fair market value of the warrants of $263,828 has been recorded as consulting expense and is included in selling, general and administrative expenses for the nine months ended December 31, 2008.

In connection with the May 2008 Debenture financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share (see Note 9).  Also in connection with the May 2008 Debenture the Company issued National Securities Corporation five year warrants to purchase 148,810 shares of the Company’s common stock at $0.84 per share (see Note 9).

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month. Pursuant to the terms of this 36 month consulting agreement, the Company issued 150,000 S-8 registered shares at $0.80 per share and a total value of $120,000, and 250,000 fully vested and non forfeitable warrants at an exercise price of $1.50 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black Scholes option pricing model. On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company recorded the combined value of $349,834 of the shares and warrants issued as prepaid expense which is being amortized over the life of the services agreement. As of December 31, 2008 and March 31, 2008, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $204,079 and $291,532, respectively, and $87,453 and $29,151, respectively, has been amortized and included in selling, general and administrative expenses as outside services expense for the nine months ended December 31, 2008 and 2007.

On July 2, 2007, in connection with the facility lease agreement, the Company issued 10,000 warrants to the lessor, at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model.  The Company amortizes the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long term assets. As of December 31, 2008 and March 31, 2008, the unamortized balance of the value of the warrants issued to the lessor was $4,746 and $10,074, respectively.  For the nine months ended December 31, 2008 and 2007, $5,328 and $3,636, respectively has been included in selling, general and administrative expenses as additional rent expense.

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

In October 2006, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of convertible debentures under Regulation D. From February 2006 through January 2007, the Company received a total of $120,000 under this private placement offering of convertible debenture debt. Per the terms of the convertible debenture agreements, the notes had a term of 180 days from issuance and are redeemable by the Company with two days notice. During the nine months ended December 31, 2007, the Company converted the full $120,000 of principal balances and $8,857 of accrued interest relating to these convertible debentures into 859,697 common stock shares at a conversion price of $0.15 per share (see Note 9).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 10 - EQUITY, continued

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

On October 1, 2007, in connection with the convertible debenture financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (see Note 9).

Also in connection with the October Debenture financing transaction, the Company issued Joseph Stevens and Company three year warrants to purchase 560,364 shares of the Company’s common stock at $0.84 per share (see Note 9).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 11 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and nine month periods ended December 31:

	For Three months Ended		For Nine months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share: Net loss available to common stockholders	$(1,454,081)	$(1,217,193)	$(11,245,855)	$(2,591,771)

Denominator for basic and diluted loss per common share: Weighted average common shares outstanding	41,208,555	39,863,184	41,154,888	39,160,355

Net loss per common share available to common stockholders, basic and diluted	$(0.04)	$(0.03)	$(0.27)	$(0.07)

NOTE 12 - RELATED PARTY TRANSACTIONS

Since June 2005, the Company has retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee which is currently $9,000 per month. Mr. Cannon also serves as the Company’s Secretary and a member of the Board of Directors. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the nine months ended December 31, 2008 and 2007 was $81,000 and $67,500, respectively.

In April 2008, the Company issued 150,022 shares of common stock to Peter Berry,  Chief Executive Officer, resulting from the cashless exercise of 157,000 options at an exercise price of $0.04 per share (see Note 10).

See Note 8 for related-party debt disclosures.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

NOTE 13 - SUBSEQUENT EVENTS

On January 27, 2009, the Company signed a Binding Terms Agreement for Amendment of the October 2007 and May 2008 Convertible Debentures (the “Binding Terms Agreement”) and as of the date of this report is currently finalizing those binding terms into a formal Amendment to Debentures, Agreement and Waiver (the “January Amendments”) with BridgePointe Master Fund, Ltd. and the Enable Funds (the “Debenture Holders”), to amend the October 2007 and May 2008 Convertible Debentures reflecting changes to the monthly redemption of principal and interest and changes to the related warrants issued with the both the debentures.  The Company expects to have the formal agreement completed by February 20, 2009 and will file a Form 8-K with a copy of the agreement within 4 business days of its completion.  Under the definitions of the Binding Terms Agreement, the monthly principal redemptions will be suspended until August 1, 2009 and the remaining principal due on each of the debentures will be paid thereafter on the first date of each month in equal installments through August 1, 2010.  Interest payments due from January 1, 2009 through July 1, 2009 may be paid monthly by the Company in common stock shares at a conversion rate of $0.40.  The Binding Terms Agreement includes a reset of the “Conversion Price” of the debentures from $0.84 to $0.51. Further, the Binding Terms Agreement amends the “Exercise Price” of the warrants issued under the terms of the Securities Purchase Agreements and related agreements from $0.60, $0.92 and $1.35 to $0.60 and extended the expiration dates of the warrants to January 1, 2014. The number of shares to be purchased under each of the warrants will also proportionately be adjusted under the terms of the amendments so that the original dollar amounts to be raised by registrant though the exercise of each of the warrants and the proportional number of warrants issued to each Debenture Holder will remain the same. As a forbearance fee for the Binding Terms Agreement the Company has agreed to issue a total of 400,000 restricted common stock shares to the Debenture Holders and upon completion of the formal Amendment the Company will issue 254,758 common stock shares for payment of interest due on the debentures of $101,903 in February 2009. The resulting modification to the warrants related to the Debentures will be accounted for by the Company pursuant to EITF 96- and EITF 06-6 "Debtor's Accounting For a Modification or Exchange of Convertible Debt Instruments" and included in the Company’s consolidated financial statements as reported in Form 10-K for March 31, 2009.

On February 3, 2009, the Company’s trademark application, serial no. 7,748,667,3 for the CryoPort Express service mark became registered under number 3,569,471 by the United States Patent and Trademark Office.   A copy of the Certificate of Registration is included as Exhibit 3.17.6 to this Form 10-Q.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its wholly owned subsidiary CryoPort Systems, Inc.

Safe Harbor and Forward Looking Statements:

The Company has made some statements in this Form 10-Q, including some under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere, which are forward-looking statements within the definition of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements may discuss the Company’s future expectations, contain projections of its plan of operation or financial condition or state other forward-looking information. In this Form 10-Q, forward looking statements are generally identified by words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Important factors that may cause actual results to differ from projections include, but are not limited to, the following:

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

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated balance sheets as of December 31, 2008 (unaudited) and March 31, 2008 (audited) and the related consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007, the consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2008 and 2007 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

There are significant uncertainties which negatively affect the Company’s operations. These are principally related to (i) the limited distribution network for the Company’s reusable product line, (ii) the expected ramp up of the new CryoPort Express® One-Way Shipper System, (iii) the absence of any significant, long-term commitments or firm orders from key customers in the Company’s target markets for the reusable or the one-way shippers, (iv) the success in bringing products concurrently under development to market with the Company’s key customers. Moreover, there is no assurance as to when, if ever, the Company will be able to conduct the Company’s operations on a profitable basis. The Company’s limited sales to date for the Company’s reusable product, the lack of any purchase requirements in the existing distribution agreements and those currently under negotiations, make it impossible to identify any trends in the Company’s business prospects.

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company incurred net losses of $11,245,855, including a $6,811,214 loss on debt extinguishment, during the nine months ended December 31, 2008 and net losses of $1,454,081 during the three month period ended December 31, 2008. In addition, the Company used cash of $2,042,462 in its operating activities during the nine months ended December 31, 2008. Further, the Company has a working capital deficit of $1,981,253 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $504,000 as of February 10, 2009 which will be used to fund the working capital required for minimal operations as well as the sales and marketing efforts to continue the Company’s ramp up of the CryoPort Express® One-Way Shipper until additional capital is obtained. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity funding sources, however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is committed to utilizing the proceeds of these recent financings to fully execute its business plan and grow at the desired rate to achieve sustainable profitable operations.  To further facilitate the ability of the Company to continue as a going concern the Company’s management is taking the following steps:

1)
Focusing all efforts on to the ramp up of the CryoPort Express® One-Way Shipper. Since funds were made available management efforts have been focused on utilizing all resources towards furthering the sales and marketing efforts, acquiring materials to provide adequate inventory levels and expanding the manufacturing and processing capabilities to support the expected demand for the CryoPort Express® One-Way Shipper.

2)
Aggressively seeking additional capital sources for significant long-term funding of approximately $5,000,000 to allow the Company to continue the ramp up of the CryoPort Express® One-Way Shipper and to achieve and sustain profitable operations.

3)
Minimizing operating and financing expenditures through stringent cost containment measures to ensure the availability of funds until additional funding is secured and then continue to minimize expenditures until sufficient revenues are generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the nine month period ended December 31, 2008, relate  to non-cash expenses including (i) $6,811,214 non-cash loss on extinguishment of debt related to amending the October Debenture (see Note 9 of the accompanying consolidated financial statements), ii) $1,678,804 non-cash expense included in interest expense relating to the amortization of discounts and deferred financing fees on convertible debentures, and (iii) non-cash expense recorded in selling, general and administrative costs of $601,710 related to the valuations of common stock shares and warrants issued in lieu of cash for consulting services as well as for directors’ and employee compensation.  For the nine months ended December 31, 2008, the Company also incurred cash expenses of (i) approximately $82,460 for the audit fees and consulting services related to the filing of the Company’s annual and quarterly reports, compliance with Sarbanes-Oxley requirements, and for the filing of the Company’s annual tax returns and (ii) approximately $151,428 included in research and development costs related to the development of the web based system to be used with the CryoPort Express® One-Way Shipper.  The remaining operating expenses for the nine months ended December 31, 2008 related primarily to minimal overhead costs including personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

4)
Utilizing part-time consultants and temporary employee and requiring employees to manage multiple roles and responsibilities whenever possible as the Company has historically utilized in its efforts to keep operating expenditures minimized.

5)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as a portion of their compensation in an effort to minimize cash expenditures. With this strategy, the Company has established a critical mass of experienced business professionals capable of taking the Company forward.

6)
Maintaining current levels for sales, marketing, engineering, scientific and operating personnel and cautiously and gradually adding critical and key personnel only as necessary to support the expected revenue growth of the CryoPort Express® One-Way Shipper and any further expansion of the Company’s product offerings in the reusable and one-way cryogenic shipping markets, leading it to additional revenues and profits.

7)	Adding other expenses such as customer service, administrative and operations staff only when commensurate with producing increased revenues.

8)	Focusing current research and development efforts only on final and future development, production and distribution of the CryoPort Express® One-Way Shipper System.

9)
Increasing sales and marketing resource efforts to focus on marketing and sales research into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to ensure the success of the  marketing efforts for the CryoPort Express® One-Way Shipper System.

Research and Development

The Company has completed the research and development efforts associated with phase one of its new product line, the CryoPort Express® One-Way Shipper System, a line of use-and-return dry cryogenic shippers, for the transport of biological materials. The Company continues to provide ongoing research associated with the CryoPort Express® One-Way Shipper System, as it develops improvements on both the manufacturing processes and product materials for the purpose of achieving additional cost efficiencies. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. For the nine months ended December 31, 2008 and 2007, research and development costs were $229,536 and $91,629, respectively. Company sponsored research and development costs related to future products and the testing and design modifications for enhancing performance and minimizing costs of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, prototype design and materials costs and the development costs related to the software development for the web based system to be used with the  CryoPort Express® One-Way Shipper.

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

Impairment of Long-Lived Assets. The Company assesses the recoverability of its long-lived assets which include fixed assets and intangible assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Manufacturing fixed assets are subject to obsolescence potential as result of changes in customer demands, manufacturing process changes and changes in materials used. The Company is not currently aware of any such changes that would cause impairment to the value of its manufacturing fixed assets.

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

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors related to the Company’s 2000 Equity Incentive Plan based on estimated fair values. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for each of the three and nine month periods ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the each of the three and nine month periods ended December 31, 2008 and 2007 was zero as the Company has not had a significant history of forfeitures.

Convertible Debentures.  If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” (“EITF 98-05”) and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 9 of the accompanying consolidated financial statements).

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007:

Net Sales. During the three months ended December 31, 2008, the Company generated $9,207 from shipper sales compared to revenues of $9,678 in the same period of the prior year, a decrease of $471 (5%). This revenue decrease is primarily as a result of the prior year’s sales of the Company’s reusable products which are no longer in production compared to the current year’s new revenues from introductory sales of the CryoPort Express® One-Way Shipper System.  The overall low revenues are the result of the Company’s revenue shift from the discontinued reusable shippers to allow greater sales and marketing focus on the introduction of the one-way shipper and to the introductory sales volume on the rental based program of the CryoPort Express® One-Way Shipper due to longer pilot programs and sales lead times into the bio-pharmaceutical and bio-tech industry sectors. This revenue shift has allowed the Company’s marketing and sales to focus efforts into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for a timely and successful ramp up of the CryoPort Express® One-Way Shipper System.

Gross Profit/Loss. Gross loss for the three month period ended December 31, 2008 increased by $65,235 (71%) to $156,996 compared to $91,761 for the three month period ended December 31, 2007. The increase in the gross loss is mainly attributable to increased manufacturing overhead costs incurred as the Company increased space, added personnel and incurred additional equipment maintenance and repair and depreciation costs related to the increased production of the CryoPort Express® One-Way Shipper in order to buildup inventory levels and to the prior year’s temporary production shut-down as a result of the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007. During both periods, cost of sales exceeded sales due to plant under utilization.

Cost of Sales.  Cost of sales for the three month period ended December 31, 2008 increased by $64,764 (64%) to $166,203 from $101,439 for the three month period ended December 31, 2007 primarily as the result of increased manufacturing overhead costs incurred as the Company increased space, added personnel and incurred additional equipment maintenance and repair costs related to the increased production and inventory levels of the CryoPort Express® One-Way Shipper and to the prior year’s temporary  production shut-down for the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $89,312 (19%) to $550,670 for the three month period ended December 31, 2008 as compared to $461,358 for the three month period ended December 31, 2007 due primarily to a $110,853 (31%) increase in general and administrative expenses from $355,601 for the three month period ended December 31, 2007 to $466,454 for the three month period ended December 31, 2008 offset by a $21,541 (20%) decrease in sales and marketing expenses from $105,757 for the three month period ended December 31, 2007 to $84,216 for the three month period ended December 31, 2008. The increase in the general and administrative expenses is mainly due to increased non-cash consulting and compensation costs related to the valuation of shares and warrants issued in lieu of cash payments, as well as from increased accounting fees related to SEC compliance requirements including increased Sarbanes-Oxley requirements, increased insurance costs and increased travel and related meeting costs associated with the launch of the CryoPort Express® One-Way Shipper.  The decrease in sales and marketing expenses is related to decreased sales compensation and travel costs as the result of efforts to minimize costs to conserve cash.

Research and Development Expenses. Research and development expenses decreased by $28,037 (68%) to $13,292 for the three month period ended December 31, 2008 as compared to $41,329 for the three month period ended December 31, 2007 primarily due to the previous year’s consulting costs associated with the development of the web based order placement and tracking system to be used with the  CryoPort Express® One-Way Shipper and to other research and development activity, for improvements in both the manufacturing processes and product materials for the purpose of achieving additional manufacturing and product cost efficiencies related to the CryoPort Express® One-Way Shipper System.

Interest Expense. Interest expense increased $86,769 (13%) to $739,347 for the three month period ended December 31, 2008 as compared to $652,578 for the three month period ended December 31, 2007. This increase is primarily due to the increase in the  October 2007 Debentures principal balances related to the August 2008 Amendment and to the additional interest related to the May 2008 Debenture. These increases were offset by a reduction in interest expense for related party notes payable and note payable to officer as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $6,224 for the three month period ended December 31, 2008 as compared to $29,833 for the three month period ended December 31, 2007.  This decrease in interest income of $23,609 is the result of lower cash balances due to the use of cash for operations, capital equipment purchases and debt servicing during the past year.

Net Loss. As a result of the factors described above, the net loss for the three months ended December 31, 2008 increased by $236,168  to $1,454,081 or ($0.04) per share compared to $1,217,913 or ($0.03) per share for the three months ended December 31, 2007.  Loss from operations for the three months ended December 31, 2008 increased $126,510 to $720,958 compared to $594,448 for the three months ended December 31, 2007.

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007:

Net Sales. During the nine months ended December 31, 2008, the Company generated $28,613 from shipper sales compared to revenues of $47,666 in the same period of the prior year, a decrease of $19,053 (40%). This revenue decrease is primarily as a result of the prior year’s sales of the Company’s reusable products which are no longer in production compared to the current year’s new revenues from introductory sales of the CryoPort Express® One-Way Shipper System, which are based on a rental fee program.  The overall low revenues are the result of the Company’s revenue shift from the discontinued reusable shippers to allow greater sales and marketing focus on the introduction of the one-way shipper and to the low introductory sales volume from the launch of the CryoPort Express® One-Way Shipper due to longer pilot programs and sales lead times into the bio-pharmaceutical and bio-tech industry sectors. This revenue shift has allowed the Company’s marketing and sales to focus efforts into the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to better position the Company for the timely and successful ramp up of the CryoPort Express® One-Way Shipper System.

Gross Profit/Loss. Gross loss for the nine month period ended December 31, 2008 increased by $187,237 (92%) to $390,921 compared to $203,684 for the nine month period ended December 31, 2007. The increase in the gross loss is mainly attributable to increased manufacturing overhead costs incurred as the Company increased space, added personnel and incurred additional equipment maintenance and repair and depreciation costs related to the increased production of the CryoPort Express® One-Way Shipper in order to build up inventory levels and to the prior year’s temporary production shut-down as a result of the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007. During both periods, cost of sales exceeded sales due to plant under utilization.

Cost of Sales.  Cost of sales for the nine month period ended December 31, 2008 increased $168,184 (67%) to $419,534 from $251,350 for the nine month period ended December 31, 2007 primarily as the result of increased manufacturing overhead costs incurred as the Company increased space, added personnel and incurred additional equipment maintenance and repair costs related to the increased production and inventory levels of the CryoPort Express® One-Way Shipper and to the prior year’s temporary  production shut-down for the relocation and restructuring of the Company’s production operations in Lake Forest, CA initiated in mid-September 2007, resulting in lower manufacturing overhead costs in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $296,934 (19%) to $1,890,401 for the nine month period ended December 31, 2008 as compared to $1,593,467 for the nine month period ended December 31, 2007 due primarily to a $204,439 (15%) increase in general and administrative expenses from $1,386,163 for the nine month period ended December 31, 2007 to $1,590,602 for the nine month period ended December 31, 2008 and by a $92,495 (45%) increase in sales and marketing expenses from $207,304 for the nine month period ended December 31, 2007 to $299,799 for the nine month period ended December 31, 2008. The increase in the general and administrative expenses is mainly due to increased non-cash consulting and compensation costs related to the valuation of shares and warrants issued in lieu of cash payments,  increased accounting fees related to consulting and independent auditor costs related to SEC compliance requirements including increased Sarbanes-Oxley requirements, increased insurance costs and increased travel and related meeting costs associated with the launch of the CryoPort Express® One-Way Shipper.  The increase in sales and marketing expenses is related to increased travel, consulting and advertising costs associated with the sales launch of the CryoPort Express® One-Way Shipper.

Research and Development Expenses. Research and development expenses increased by $137,907 (151%) to $229,536 for the nine month period ended December 31, 2008 as compared to $91,629 for the nine month period ended December 31, 2007 primarily due to the consulting costs associated with the development of the web based order placement and tracking system used with the CryoPort Express® One-Way Shipper and to other research and development activity, for improvements made in both the manufacturing processes and product materials for the purpose of achieving additional manufacturing and product cost efficiencies related to the CryoPort Express® One-Way Shipper System.

Interest Expense. Interest expense increased $1,221,991 to $1,953,215 for the nine month period ended December 31, 2008 as compared to $731,224 for the nine month period ended December 31, 2007. This increase is primarily due to the interests costs related to the convertible debentures issued in October 2007 and May 2008 including primarily increases of $1,153,105 of amortized debt discount and $86,429 of interest expense on the debentures which were offset by reductions in amortization of deferred financing fees and interest expense for related party notes payable as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $30,232 for the nine month period ended December 31, 2008 as compared to $29,833 for the nine month period ended December 31, 2007 as the result of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Loss on Extinguishment of Debt. The Company incurred a loss on extinguishment of debt of $6,902,941 during the nine months ended December 31, 2008 as the result of the April 30, 2008 Amendment of the October 2007 Debentures which provided for a nine month deferral of principal payments.  The loss consists of a combination of the $5,858,344 increase in the fair market value of warrants issued in connection with the October 2007 Debentures as a result of the increase in the number of shares to be purchased under each of the October 2007 Warrants and to the decrease in the Exercise Price of  the October 2007 Warrants from $0.90, $0.92 and $1.60 to $0.60 each, the elimination of the April 30, 2008 unamortized balance of deferred financing costs of $312,197 and the $732,400 reduction in the unamortized discount balance related to the October 2007 Debentures to reflect the present value of the debentures as of April 30, 2008 (see Note 9 of the accompanying consolidated financial statements).  There was no loss on extinguishment of debt in the nine months ended December 31, 2007.

The Company incurred a gain on extinguishment of debt of $91,727 during the nine months ended December 31, 2008 as the result of the August 29, 2008 Amendment of the October Debentures which provided for an increase of $866,202 in the principal balance of the October Debentures for the interest that would have been paid September 31, 2008 and December 31, 2008 and for 15% of the aforementioned interest and the outstanding principal as of the date of the amendment.  The gain consists of a combination of the $866,202 increase in principal offset by the $899,004 increase in the unamortized discount balance and the previously accrued interest of $58,925 related to the October Debentures to reflect the present value of the debentures as of August 29, 2008 (see Note 9 of the accompanying consolidated financial statements).  There was no gain on extinguishment of debt in the nine months ended December 31, 2007.

Net Loss. Primarily as a result of the loss on extinguishment of debt and the other factors described above, the net loss for the nine months ended December 31, 2008 increased by $8,654,084  to $11,245,855 ($0.27) per share compared to $2,591,771 or ($0.07) per share for the nine months ended December 31, 2007.  Loss from operations for the nine months ended December 31, 2008 increased $622,078 to $2,510,858 compared to $1,888,780 for the nine months ended December 31, 2007.

Assets and Liabilities

At December 31, 2008, the Company had total assets of $2,213,744 compared to total assets of $3,460,889 at March 31, 2008, a decrease of $1,247,145. The Company’s combined cash balance as of December 31, 2008 was $876,643 including restricted cash, a decrease of $1,558,058 compared to $2,434,701 as of March 31, 2008.  During the nine month period ended December 31, 2008, cash used in operations of $2,042,462 which was offset by cash provided by investing activities of $884 and financing activities of $586,713.  As of February 10, 2009, the Company’s cash on hand was approximately $504,000. The decrease in cash on hand is due to cash used in operations and cash paid for principal and interest payments partially offset by proceeds from convertible debt.

Net accounts receivable at December 31, 2008 was $4,822, a decrease of $16,589 (77%) from $21,411 at March 31, 2008. This decrease is due to the revenue decrease during the nine months ended December 31, 2008 compared to the nine months ended March 31, 2008, primarily as a result of decreased sales of reusable shippers which the Company has discontinued and the low introductory sales volume from the launch of the CryoPort Express Shipper due to longer pilot programs and sales lead times.

Net inventories increased $411,252 (337%), to $533,204 as of December 31, 2008, from $121,952 as of March 31, 2008.  The increase in inventory levels is due to higher volume raw material purchases to support the increased production of the CryoPort Express® One-Way Shipper in order to build-up finished goods inventory levels for the full product launch. These increases were partially offset by usages of inventory in order to fulfill the final sales of reusable shippers in the earlier months of the current period.

Net fixed assets increased $10,617 to $204,469 at December 31, 2008 from $193,852 at March 31, 2008 as a result of increases of $58,278 for purchases of additional production equipment during December 31, 2008 to support the increased manufacturing operations for the inventory build-up of the CryoPort Express® One-Way Shipper System, which was partially offset by $47,661 of depreciation for the nine months ended December 31, 2008.

Net intangible assets increased to $278,519 at December 31, 2008 from $474 at March 31, 2008 as a result of $282,112 capitalized software costs related to the development of the web based order placement and tracking system used with the CryoPort Express® One-Way Shipper and to $633 fees paid for new trademark applications which are pending approval, which were partially offset by $4,700 of amortization for the nine months ended December 31, 2008.

The Company has recorded the combined value of $349,834 of the valuation of shares and warrants as calculated using the Black Scholes option pricing model issued to Carpe DM under a 36-month consulting agreement to as prepaid expense which is being amortized over the life of the services agreement. As of December 31, 2008, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $204,079 of which $116,604 is included in prepaid expenses and other current assets and $87,475 is included as a non-current asset.

Net deferred financing fees decreased $243,219 to $82,550 at December 31, 2008 compared to $325,769 at March 31, 2008 due to reductions for the elimination of  the unamortized balance of $312,197 related to the October Debentures due to the extinguishment of debt as of April 30, 2008 and the amortization of $38,695 of deferred financing fees during the nine months ended December 31, 2008, which were offset by the addition of $107,673 in deferred financing fees related to the May 2008 Debenture.

Total liabilities at December 31, 2008 were $5,897,430, an increase of $2,436,360 (70%) from $3,461,070 as of March 31, 2008.  This increase was mainly due to the recording of the May Debenture, the increase in principal related to the August Amendment of the October Debenture and the amortization of the offsetting debt discounts related to the May and October Debentures.  Accounts payable was $331,964 at December 31, 2008, an increase of $97,666 from $234,298 at March 31, 2008 which was related to the increased purchases of raw materials. Accrued expenses decreased $583 to $94,465 at December 31, 2008 from $95,048 at March 31, 2008. Accrued warranty costs decreased $5,625 (19%) to $24,368 at December 31, 2008 from $29,993 as of March 31, 2008 relating to the usage of the accrual for warranty replacements of the reusable shipper during the nine months ended December 31, 2008. Accrued salaries and related expenses were $197,416 at December 31, 2008, an increase of $59,313 (42%) from $138,103 at March 31, 2008 primarily due to deferred directors’ fees and accrued management bonuses.

On October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “October 2007 Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 5,604,411 shares of common stock at $0.92 per share and two-year warrants to purchase 1,401,103 shares of common stock at $0.90 per share and 1,401,103 shares of common stock at $1.60 per share (collectively, the “October 2007 Warrants”). Valuation of the October 2007 Warrants as calculated using the Black Scholes option pricing model equaled $7,838,791 on the date of grant.

Under EITF Issue No. 00-27, the value of the October 2007 Warrants issued to the investors was calculated relative to the total amount of the debt offering. The relative fair value of the October 2007 Warrants issued to the investors was determined to be $2,941,267, or 62.5% of the total offering. The relative fair value of the October 2007 Warrants, along with the effective beneficial conversion feature of the debt ($3,557,761) and the face value discount given to the investors ($706,154), totaled in excess of the face amount of the October 2007 Debentures. As such, the Company recorded a debt discount equal to the face value of the October 2007 Debentures of $4,707,705.

On April 30, 2008, the Convertible Debenture Agreement was amended to reflect changes to the monthly redemption of principal and changes to the October 2007 Warrants issued with the original October 2007 Debentures.  Under the terms of the April 30, 2008 Amendment (the “April Amendment”), the monthly principal redemptions were suspended until August 1, 2008 and the remaining principal due on the October 2007 Debentures will be paid thereafter on the first date of each month in equal installments through March 27, 2010, the expiration date. Further, the April Amendment changes the exercise price of the October 2007 Warrants issued under the terms of the Securities Purchase Agreement and related Agreements from $0.90, $0.92 and $1.60 to $0.60 each. The number of shares to be purchased under each of the October 2007 Warrants was also adjusted under the terms of the April Amendment so that the original dollar amounts to be raised by the Company through the exercise of each of the October 2007 Warrants remained the same. The April Amendment to the October 2007 Debentures has been accounted for by the Company as an extinguishment of debt in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 06-6, Debtor's Accounting For a Modification or Exchange of Convertible Debt Instruments.  The Company determined that the net present value of the cash flows under the terms of the April Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original October 2007 Debentures agreement.  Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the April Amendment.  Accordingly, the Company recorded the amended October 2007 Debentures at their fair value of $1,805,668 at the date of extinguishment.  The difference between the fair value of the amended October 2007 Debentures and the carrying value of the original October 2007 Debentures at the date of debt extinguishment amounting to $732,400 was recorded as part of the loss on debt extinguishment for the nine months ended December 31, 2008.

The increase in value of the October 2007 Warrants arising from the change in conversion price and the additional number of warrants issued of $5,858,344 has been accounted for as a payment to the debt holders in connection with the debt extinguishment and included in the loss on debt extinguishment for the nine months ended December 31, 2008.  As a result of the April Amendment, unamortized deferred financing costs of $312,197 arising from the original issuance of the October 2007 Debentures were written off and were included in the loss on debt extinguishment for the nine months ended December 31, 2008.  There were no debt issuance costs incurred in connection with the April Amendment.

On August 29, 2008, the Company entered into an “Amendment to Debentures, Agreement and Waiver” (the “August Amendment”) with BridgePointe Master Fund, Ltd. and the Enable Funds (the “2007 Debenture Holders”), to amend the October 2007 Convertible Debenture previously amended on April 30, 2008. The August Amendment waives quarterly interest payments that would otherwise have been due on October 1, 2008 and January 1, 2009 and defers the monthly redemption dates from July 31, 2008 through November 30, 2008  to commence upon December 31, 2008, and terminating upon full redemption of the October 2007 Debenture.  In consideration for entering into the August Amendment, the outstanding principal amount of  the October 2007 Debentures was increased to an amount equal to 115% of the sum of (i) the outstanding principal amount of as of August 29, 2008, the date of the August Amendment, plus (ii) an amount equal to the additional amount of interest that would have accrued on the October 2007 Debenture from July 1, 2008 through December 31, 2008. There were no changes to the warrants related to the October 2007 Debentures as a result of the August Amendment.  Based on the terms of the August Amendment, the principal balances of the October 2007 Debentures increased by $866,202 to $5,285,599.

The August Amendment to the October 2007 Debentures has been accounted for by the Company as an extinguishment of debt in accordance with EITF Issue No. 96-19 and EITF Issue No. 06-6.  The Company determined that the net present value of the cash flows under the terms of the August Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the October 2007 Debentures agreement as previously amended in April 2008.  Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the August Amendment.  Accordingly, the Company recorded the amended October 2007 Debentures at their fair value of $2,203,086 at the date of extinguishment.  The difference between the fair value of the amended October 2007 Debentures and the carrying value of the original October 2007 Debentures at the date of debt extinguishment amounting to $91,727 was recorded as a gain on debt extinguishment for the three months ended December 31, 2008.

A debt discount of $3,082,511 was recorded in connection with the August Amendment to the October 2007 Debentures which includes $117,851 related to the interest that would have accrued from September to December 2008.  This portion of the debt discount is being amortized through December 2008, while the remaining $2,964,660 of the debt discount is being amortized through the maturity dates of the October 2007 Debentures.  As of December 31, 2008 and March 31, 2008, the unamortized balance of the debt discount was $2,340,520 and $3,522,356, respectively.  During the nine months ended December 31, 2008 and 2007, the Company recorded additional interest expense of $1,348,440 and $487,005, respectively, related to the amortization of the debt discount associated with the October 2007 Debentures.

As of December 31, 2008 and March 31, 2008, the principal balance of the October 2007 Debentures totaled $5,285,599 and $4,419,397, respectively, of which the current portion of $2,202,333 and $1,936,884 is included in the Company’s current liabilities in the accompanying consolidated balance sheets at December 31, 2008 and March 31, 2008, respectively. During the nine months ended December 31, 2008 the Company recorded interest expense of $147,313 related to the face rate on the October 2007 Debentures (see Note 9 in the accompanying consolidated financial statements).

On January 27, 2009, the October 2007 Convertible Debenture Agreements were amended to reflect changes to certain terms of the agreements and related warrants which are discussed further in Note 13 of the accompanying consolidated financial statements.

On May 30, 2008, the Company issued to an accredited investor an Original Issue Discount 8% Senior Secured Convertible Debenture (the “May 2008 Debenture”) having a principal face amount of $1,250,000 and generating gross proceeds of $1,062,500.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $870,625.

In connection with the financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share (collectively, the “May 2008 Warrants”).

Under EITF Issue No. 00-27, the value of the May 2008 Warrants issued to the investors was calculated relative to the total amount of the debt offering. The relative fair value of the May 2008 Warrants issued to the investors was determined to be $815,471, or 65.2% of the total offering. The relative fair value of the May 2008 Warrants, along with the effective beneficial conversion feature of the debt ($434,529) and the face value discount given to the investors ($187,500), totaled in excess of the face amount of the May 2008 Debenture. As such, the Company recorded a debt discount equal to the face value of the May 2008 Debenture of $1,250,000. The debt discount is being amortized by the Company through the maturity date of the May 2008 Debenture. During the nine months ended December 31, 2008, the Company recorded additional interest expense of $291,669 related to the amortization of the debt discount. As of December 31, 2008, the unamortized balance of the debt discount was $958,331 (see Note 9 in the accompanying consolidated financial statements).

On January 27, 2009, the May 2008 Convertible Debenture Agreement was amended to reflect changes to certain terms of the agreement and related warrants which are discussed further  in Note 12 of the accompanying consolidated financial statements.

Current portion of related party notes payable was $150,000 at December 31, 2008 and March 31, 2008 in accordance with the terms of the promissory notes. On January 30, 2009, the Company paid the October 1, 2008 note payments, due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

The March 31, 2008 balance of $12,000 on the note payable to Falk Shaff and Ziebell, was paid in full during the nine months ended December 31, 2008.

Current portion of note payable to officer increased to $84,000 as of December 31, 2008 compared to $72,000 at March 31, 2008, reflecting the deferral of the November and December monthly principal payments of $6,000 per month which were paid in January 2009.

Long-term related party notes payable decreased $35,568 to $1,546,516 at December 31, 2008 from $1,582,084 at March 31, 2008 due to aggregate payments made of $90,000 against the principal note balances which were offset by additional interest accrued of $54,432 for the nine month period ended December 31, 2008.

Notes payable to officer, net of current portion decreased $45,829 from $129,115 as of March 31, 2008 to $83,286 as of December 31, 2008 related to principal payments of $42,000 and the increase of $12,000 in the current portion of the note payable which were offset by additional interest accrued of $11,336 for the nine months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, the Company’s current assets of $1,543,629 exceeded its current liabilities of $3,524,882 by $1,981,253. $2,552,335 of current liabilities as of December 31, 2008 represents current portions of convertible debentures.

Total cash including restricted cash, decreased $1,558,058 to $876,643 at December 31, 2008 from $2,434,701 at March 31, 2008 as a result of cash used in operating activities of $2,042,462, investments of fixed assets, capitalized software development costs and trademark costs of $108,059 which were offset by cash provided from restricted cash and cash provided by financing activities of $586,713 primarily due to proceeds from borrowings from the May 2008 Debenture less principal payments on notes payable and line of credit plus $5,750 interest received on restricted cash.

Total assets decreased $1,247,145 to $2,213,744 as of December 31, 2008 compared to $3,460,889 as of March 31, 2008 mainly as a result of cash used in operating activities during the nine months ended December 31, 2008 which were partially offset by the proceeds from borrowings under the May 2008 Debenture, the increase in inventories, intangible assets related to capitalized software development costs and the increase in deferred financing fees related to the May 2008 Debenture.

The Company’s total outstanding indebtedness increased $2,436,360 to $5,897,430 at December 31, 2008 from $3,461,070 at March 31, 2008 primarily from the issuance of the May 2008 Debentures, the increase to the October 2007 Debentures from the August Amendment, and increases in accounts payable and accrued salaries which were partially offset by payments against notes payable and the line of credit.

Item 4T. Controls and Procedures

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2008.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2008, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading , “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the nine months ended December 31, 2008, the Company issued a total of 244,722 shares of restricted common stock in lieu of fees paid for services performed by various consultants.  Based on the underlying stock trading values as of the agreement dates, these shares were issued at an average value of $0.70 per share for a total recorded cost of $168,770 which is included in selling, general and administrative expenses for the nine months ended December 31, 2008.

During the nine months ended December 31, 2008, the Company issued 82,693 shares of common stock resulting from exercises of stock options and warrants at an average price of $0.04 per share for proceeds of $3,308 and issued 150,022 shares of common stock from cashless exercises of a total of 157,000 warrants.

During the nine months ended December 31, 2008, the Company issued a total of 669,700 warrants to various board members, advisory board members, and employees to purchase shares of the Company’s common stock at an average exercise price of $0.85 per share.  The exercise prices of these warrants are at least equal to the fair values of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $117,486 as of the dates of each grant.  The fair market value of the warrants has been recorded as consulting and compensation expense and is included in selling, general and administrative expenses for the nine months ended December 31, 2008.  During the nine months ended December 31, 2008, in connection with the vesting of prior options issued, the Company recorded total charges of $51,626 in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

During the nine months ended December 31, 2008, the Company issued a total of 853,000 warrants to various outside consultants to purchase shares of the Company’s common stock at an average exercise price of $0.85 per share.  The exercise prices of these warrants are at least equal to the fair values of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $496,792 as of the dates of each grant.  Of this amount, $232,964 has been included in intangible assets as capitalized software (see Note 5 of the accompanying consolidated financial statements) while the remaining fair market value of the warrants of $263,828 has been recorded as consulting expense and is included in selling, general and administrative expenses for the nine months ended December 31, 2008.

In connection with the May 2008 Debenture financing transaction, the Company issued to the investor five-year warrants to purchase 1,488,095 shares of the Company’s common stock at $0.92 per share and five-year warrants to purchase 1,488,095 shares of common stock at $1.35 per share (see Note 9 of the accompanying consolidated financial statements).  Also in connection with the May 2008 Debenture financing transaction the Company issued National Securities Corporation five year warrants to purchase 148,810 shares of the Company’s common stock at $0.84 per share (see Note 9 of the accompanying consolidated financial statements).

On April 30, 2008, the October 2007 Convertible Debenture Agreement was amended to reflect changes to the monthly redemption of principal and changes to the October 2007 Warrants issued with the original October 2007 Debentures.  Under the terms of the April 30, 2008 Amendment (the “April Amendment”), the monthly principal redemptions were suspended until August 1, 2008 and the remaining principal due on the October 2007 Debentures will be paid thereafter on the first date of each month in equal installments through March 27, 2010, the expiration date. Further, the Amendment changes the exercise price of the October 2007 Warrants issued under the terms of the Securities Purchase Agreement and related Agreements from $0.90, $0.92 and $1.60 to $0.60 each. The number of shares to be purchased under each of the October 2007 Warrants was also adjusted under the terms of the Amendment so that the original dollar amounts to be raised by the Company through the exercise of each of the October 2007 Warrants will remain the same resulting in an increase of 6,024,743 warrants. The Company has determined the aggregate fair value of the total issued warrants, based on the Black-Scholes pricing model, to be approximately $5,858,344 and has included this amount in the loss on extinguishment of debt for the nine months ended December 31, 2008 (see Note 9 in the accompanying consolidated financial statements).

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

3.17.6	CryoPort Systems, Inc. Trademark #7,748,667,3 Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.

Dated: February 17, 2009	By:	/s/ Peter Berry
Peter Berry, CEO, President

Dated: February 17, 2009	By:	/s/ Dee S. Kelly
Dee S. Kelly, Vice President, Finance (Principal Financial and Accounting Officer)