Form 10-K
period 2009-03-31
Cryoport, Inc.
filed 2009-07-01
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number: 000-51578

CRYOPORT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

20382 Barents Sea Circle, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 470-2300
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Title of each exchange on which registered

Common Stock, $.001 par value	OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer,  a non-accelerated filer, or a smaller reporting company  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The market value of the voting stock held by non-affiliates of the issuer as of September 30, 2008 (most recently completed second fiscal quarter) was approximately $16,154,188.

As of June 27, 2009 the Company had 43,913,830 shares of its $0.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS.

Cryoport, Inc. (the"Company") is a frozen shipping container company, involved in the global movement of biological specimens for the life science industry at temperatures below zero centigrade. During the early years of the Company our limited revenue were derived from the sale of our reusable product line. The Company’s current business plan focuses on  a shipping container that will used by the Company to provide a simple shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.

Overview:

The Company is focused on providing a solution for the frozen shipping market in the growing global biotechnology and pharmaceutical industries.  The Company’s business model includes delivering a reliable and cost effective frozen shipping solution, the CryoPort Express™ System, utilizing the Company’s newly developed product line, the CryoPort Express™ Shippers, for the frozen or cryogenic transport of biological materials. These materials include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, reproductive tissues, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures (less than -150°C).  The Company’s mission is to provide a reliable and cost effective transport and packaging solutions for the transportation of biological or pharmaceutical materials requiring, or benefiting from, frozen or cryogenic temperatures.

The Company currently occupies approximately 12,000 square feet of manufacturing and office space in Lake Forest, California and has eight full-time employees and consultants and four part-time consultants.

History:

The Company was originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990 as a Nevada Corporation.  Upon completion of a Share Exchange Agreement, on March 15, 2005 the Company changed its name to Cryoport, Inc. and acquired all of the issued and outstanding shares of Cryoport Systems, Inc. in exchange for 24,108,105 shares of its common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction).  Cryoport Systems, Inc, originally formed in 1999 as a California limited liability company and reorganized into a California corporation on December 11, 2000, remains the operating company under Cryoport, Inc.

Our Products

The Company’s Current Product Line:

The CryoPort Express™ System.

The Company is commencing the full commercialization of the CryoPort Express™ System which is focused on improving the reliability of frozen shipping while reducing the customers’ overall operating costs. The CryoPort Express™ System provides a simple, effective solution for the frozen or cryogenic transport of biological or pharmaceutical materials using a web-based order-entry system, which manages the scheduling and shipping of the CryoPort Express™ Shippers, a line of multiple size, cryogenic dry vapor shippers.  This line of shippers is capable of maintaining cryogenic temperatures of minus 150 centigrade or less, for 10+ days.

A dry cryogenic shipper is a device that uses liquid nitrogen which is contained inside a vacuum insulated bottle as a refrigerant to provide storage temperatures below minus 150° centigrade.  The CryoPort dry shipper is designed such that there can be no pressure build up as the liquid nitrogen evaporates, or spillage of liquid nitrogen.  A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, allowing the shipper to be designated as a dry shipper which meets the International Air Transport Association, (“IATA”) requirements.  Biological or pharmaceutical specimens are stored in a “well” inside the container and refrigeration is provided by cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system.  Specimens transported using the cryogenic shipper can include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, semen and embryos, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures (lower than -150°C).

The technology underlying the CryoPort Express™ Shipper was developed by modifying and advancing technology from the Company’s previous line of reusable cryogenic dry shippers, which the Company historically developed, manufactured and sold to customers.  In order to focus resources on the development of the new CryoPort Express™ Shippers, the Company discontinued actively selling the reusable shippers in fiscal 2007, although minimal sales continued until the line was discontinued this past fiscal year. The new CryoPort Express™ Shippers are manufactured from alternative, lower cost materials, which will reduce overall operating costs and we have developed a new business model that simplifies the shipping process for our potential customer companies that does not require the purchase of the expensive containers.

The Company’s production and manufacturing incorporates innovative technologies developed for aerospace and other industries to develop products that are more cost effective, easier to use and more functional than the traditional dry ice devices and other methods currently used for the shipment of temperature-sensitive materials.

The CryoPort Express™ Shippers share many of the characteristics and basic design details of the currently available reusable products.  The expected shared characteristics include general geometry and shape, similar liquid capacities and similar thermal performance characteristics.  As a result, much of the market experience gained from the sale of these products is directly relevant to the usage characteristics of the CryoPort Express™ System and the CryoPort Express™ Shippers.  The CryoPort Express System offers two sizes of shippers based on the market requirements. The Company maintains ongoing development related to the shippers and is principally focused on material properties, particularly those properties related to the low temperature requirement, the vacuum retention characteristics; i.e., permeability of the materials and lower cost materials based on meeting the market needs for achieving a lower cost frozen and cryogenic shipping solution.   Other advances additional to the development work on the cryogenic container include both an improved liquid nitrogen retention system and a secondary protective, spill proof packaging system.  This secondary system, outer packaging has a low cost that lends itself to disposability, and it is made of recyclable materials.  Further, it adds an additional liquid nitrogen retention capability to further assure compliance with IATA and ICAO regulations that prohibit egress of liquid nitrogen from the shipping package.

The CryoPort Express™ Shippers are currently being manufactured at the Company’s Lake Forest, California facility.  This shipper is IATA certified for the shipment of Class 6.2 Dangerous Goods.   This shipper may be used where packaging of the biological material need not comply with IATA Packing Instructions 602 or 650.  The shipper may be utilized for the shipment of specimens for diagnosis, treatment or evaluation of disease that must conform to the IATA 650 packaging standards.

These shippers are lightweight, low-cost, re-usable vapor phase liquid nitrogen storage containers that combine the best features of packaging, cryogenics and high vacuum technology.  The shipper is composed of an aluminum metallic dewar flask, with a well for holding the biological material in the inner chamber.  A dewar flask, or “thermos bottle,” is an example of a practical device in which the conduction, convection and radiation of heat are reduced as much as possible.  A high surface, low density open cell plastic foam material surrounds the inner chamber for retaining the liquid nitrogen in-situ by absorption, adsorption and surface tension.  Absorption is defined as the taking up of matter in bulk by other matter, as in dissolving of a gas by a liquid, whereas adsorption is the surface retention of solid, liquid or gas molecules, atoms or ions by a solid or liquid.  This material absorbs LN2 up several times faster than currently used materials, while providing the shipper with a hold time and capacity to transport biological materials safely and conveniently.  The annular space between the inner and outer Dewar chambers is evacuated to a very high vacuum (10-6 Torr).  The specimen-holding chamber has a primary cap to enclose the specimens, and a removable and replaceable secondary cap to further enclose the specimen holding container and to contain the LN2.  The entire Dewar vessel is then wrapped in a plurality of insulating and cushioning materials and placed either in a disposable outer packaging made of recyclable material.

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

An important feature of the CryoPort Express™ Shippers is their compliance with the stringent packaging requirements of IATA Packing Instructions 602 and 650, respectively.  These instructions include the internal pressure (hydraulic) and drop performance requirements.

Biological Material Holders for Infectious and Dangerous Goods. The Company has also developed a patented containment bag which is used in connection with the shipment of infectious or dangerous goods using the CryoPort Express™ Shipper.  Up to five vials, watertight primary receptacles, are placed onto aluminum holders and up to fifteen holders (75 vials) are placed into an absorbent pouch, designed to absorb the entire contents of all the vials in the event of leakage.  This pouch containing up to 75 vials is then placed in a watertight secondary packaging plastic bag capable of withstanding cryogenic temperatures, and then sealed.  This entire package is then placed in a unique, patented, secondary containment bag, which is a plastic film based material, critical to the function of the overall cryogenic package.  These bags use a pressure-sensitive adhesive closure much like a common overnight courier envelope.  As a result, these bags are inherently disposable, one-use-only.  This bag is then placed into the well of the cryogenic shipper.

The Company’s Future Products:

The Company’s continuing R&D efforts are expected to lead to the introduction of additional units including larger and smaller size units constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express™ System.

The Company plans further research and development efforts to continually improve the features of the CryoPort Express™ System and the CryoPort Express™ Shippers and to further enable both higher mass manufacturing and additional cost reduction opportunities.

Our Strategy:

The Company’s present objective is to leverage its proprietary technology and developmental expertise to design, develop, manufacture and sell frozen shipping devices.  The key elements of its strategy include::

•	To provide a simple, one-call solution for customers that manages the scheduling and shipping for frozen or cryogenic transport of biological or pharmaceutical sample and drug materials

•	To make the use of the frozen shipping solution cost effective

•	To provide a “green” solution that eliminates the greenhouse gases from dry ice (solid carbon dioxide) and eliminates the need for Syrofoam lined boxes which cannot go in landfills in many states

Expand the Company’s product offerings to address growing markets. Given the need for a temperature-sensitive shipping device that can cost effectively be used, the Company is continuing the development of the CryoPort Express™ System, which utilizes a shipping device that meets the temperature requirements during the transit time, eliminates the customer’s need to dispose of the shipper, and eliminates the costs associated with retrieving, disposing of or re-icing the package while in transit, plus the costs associated with maintaining and managing an inventory of shippers, as well as significantly minimizes loss of specimen viability during the shipping process.  The Company continues to develop the CryoPort Express™ System , specifically the web-based order placement system and the sizes and features of the CryoPort Express Shippers™ based on market needs.

Expand the Company’s marketing and distribution channels. The Company’s products serve the shipping needs of companies across a broad spectrum of industries on a growing international level.  It is the Company’s goal to establish those contacts necessary to achieve a broader distribution of its products.

Establish strategic partnerships. In order to expedite the Company’s time to market and increase its market presence, the Company is currently negotiating to establish strategic alliances to facilitate the manufacture, promotion and distribution of its products, including plans to establish alliances with shipping container manufacturers (both cryogenic and dry ice), integrated express companies, and freight forwarding companies.

Sales and Marketing:

The Company currently has an internal sales person who manages both its direct sales efforts and its limited third party resellers, which include Miller Supply, Air Liquide and Tegrant.  The Company’s current distribution channels cover the Americas, Europe and Asia.  During the year ended March 31, 2009 the distributor, Miller Supply, accounted for 18% of the Company’s overall sales volumes.  These sales were in the Company’s shipping accessories and the reusable shippers that were discontinued during the past fiscal year.

The Company’s geographical sales for the year ended March 31, 2009 were as follows:

USA	81.4%
Europe	17.8%
Canada	0.8%

Customer Base:

The Company believes that the primary customers for the CryoPort Express™ System are concentrated in the following markets for the following reasons:

•	Pharmaceutical clinical trials
•	Gene biotechnology
•	Transport of infectious materials and dangerous goods
•	Diagnostics
•	Government laboratories
•	Pharmaceutical distribution
•	Human assisted reproduction/artificial insemination

Pharmaceutical Clinical Trials. Every pharmaceutical company developing a new drug that must be approved by the Food and Drug Administration conducts clinical trials to, among other things, test the safety and efficacy of the potential new drug.  In connection with the clinical trials, the companies may enroll patients from all over the world who regularly submit a blood or other specimen at the local hospital, doctor’s office or laboratory.  These samples are then sent to the specified testing laboratory, which may be local or in another country.  The testing laboratories will typically set the requirements for the storage and shipment of blood specimens.  In addition, several of the drugs used by the patients require frozen shipping to the sites of the clinical trials.  While both domestic and international shipping of these specimens is accomplished using dry ice today, international shipments especially present several problems, as dry ice, under the best of circumstances, can only provide freezing for up to 36 hours, in the absence of re-icing (which is quite costly).  Because shipments of packages internationally can be delayed for more than 36 hours due to flight cancellations, incorrect destinations, labor problems, ground logistics, customs and safety reasons, dry ice is not always a reliable and cost effective option.  Clinical trial specimens are often irreplaceable because each one represents data at a prescribed point in time, in a series of specimens on a given patient, who may be participating in a trial for years.  Sample integrity during the shipping process is vital to retaining the maximum number of patients in each trial.  The Company’s shippers are ideally suited for this market, as the hold time provided by its shipper ensures that specimens can be sent over long distances with minimal concern that they will arrive in a condition that will cause their exclusion from the trial.  There are also many instances in domestic shipments where the CryoPort Express shipper will provide higher reliability and be cost effective.

Furthermore, the IATA requires that all airborne shipments of laboratory specimens be transmitted in either IATA 650 or 602 certified packaging.  The Company has developed and obtained IATA certification of the CryoPort Express™ System, it is ideally suited for this market, in particular due to the elimination of the cost to return the reusable shipper.

Transport of Infectious Materials and Dangerous Goods. The transport of potentially infectious materials demands strict adherence to regulations that protect public safety while maintaining the viability of the material being shipped.  All blood products are considered to be potentially infective and must be treated as such.  Pharmaceutical companies, private research laboratories and hospitals ship tissue cultures and microbiology specimens, which are also potentially infectious materials, between a variety of entities, including private and public health reference laboratories.   Almost all specimens in this infectious materials category require either a refrigerated or frozen environment.    The Company has developed the CryoPort Express™ Shipper to meet the shipping requirements of this market.

Partly in response to the attack on the World Trade Center and the anthrax scare, government officials and health care professionals are focusing renewed attention on the possibility of attacks involving biological and chemical weapons such as anthrax, smallpox and sarin gas.  Efforts expended on research and development to counteract biowarfare agents requires the frozen transport of these agents to and from facilities conducting the research and development.  Vaccine research, including methods of vaccine delivery, also requires frozen transport.  The Company’s CryoPort Express™ Shipper is suited to this type of research and development.

Pharmaceutical Distribution. The current focus for the CryoPort Express™ System also includes the area of pharmaceutical distribution.  There are a significant number of therapeutic drugs and vaccines currently or soon to be, undergoing clinical trials.  After the FDA approves them for commercial distribution, it will be necessary for the manufacturers to have a reliable and economical method of distribution to the physician who will administer the product to the patient.  Although there are not now a large number of drugs, there are a substantial number in the development pipeline.  It is likely that the most efficient and reliable method of distribution will be to ship a single dosage to the administering physician.  These drugs are typically identified to individual patients and therefore will require a complete tracking history from the manufacturer to the patient.  The most reliable method of doing this is to ship a unit dosage specifically for each patient.  Because the drugs require maintenance at frozen or cryogenic temperatures, each such shipment will require a frozen or cryogenic shipping package.  The Company anticipates being in a position to service that need.

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

Competition:

Within the Company’s intended markets for the CryoPort Express™ System, there is limited known competition. The Company intends to become competitive by reason of improved technological in its products and through the use of its business model facilitating simple one-call by customers process to achieve effective frozen shipping compared to today’s complicated and expensive use of dry ice. The traditional suppliers, Chart Industries, Taylor Wharton, and Air Liquide have various models of dry shippers available that sell at prices that preclude a reasonable concept of disposability.  On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources and experience in research and development than the Company does.  Competitive factor advantages include the technology that allows the ability of the shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak-proofness” of the package which determines compliance with shipping regulations and the overall weight and volume of the package which determines shipping costs.

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

The Company believes that growth in the following markets has resulted in the need for increased efficiencies and greater flexibility in the temperature sensitive packaging market:

•	Pharmaceutical clinical trials, including transport of tissue culture samples;
•	Pharmaceutical commercial product distribution;
•	Transportation of diagnostic specimens;
•	Transportation of infectious materials;
•	Intra laboratory diagnostic testing;
•	Transport of temperature-sensitive specimens by courier;
•	Analysis of biological samples;
•	Environmental sampling;
•	Gene and stem cell biotechnology and vaccine production; and
•	Food engineering.

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

Two manufacturers of the polystyrene and polyurethane containers frequently used in the shipping and courier transport of dry ice frozen specimens are Insulated Shipping Containers, Inc. and Tegrant (formerly SCA Thermosafe).  When these containers are used with dry ice, the average sublimation rate (e.g., the rate at which dry ice turns from a solid to a gaseous state) in a container with a one and one-half inch wall thickness is slightly less than three pounds per 24 hours.  Other existing refrigerant systems employ the use of gel packs and ice substitutes for temperature maintenance.  Gels and eutectic solutions (phase changing materials) with a wide range of phasing temperatures have been developed in recent years to meet the needs of products with varying specific temperature control requirements.

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
•
Securing a shipping container that meets the requirements for International Air Transportation Association (“IATA”), the Department of Transportation (“DOT”), the Center for Disease Control (“CDC”), and other regulatory agencies; and

•	The emission of green house gases into the environment.

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

Another problem with these existing systems relates to the hold time of the unit in a normal, upright position versus the hold time when the unit is placed on its side or inverted.  The liquid nitrogen can leak out of the container when it is positioned on its side or inverted.  This leaking will compromise the dependability of these dry shippers, particularly when used in circumstances requiring lengthy shipping times.  The Company’s CyroPort Express shipper does not have this problem due to the proprietary technology that solves this otherwise limiting problem. Since other competitors use absorbent materials similar to that used by Chart Industries, Inc., the Company believes the performance characteristics will be similar for their products of this particular size and volume.

The CryoPort Solution:

During the past several years, a number of trends have emerged in the temperature-sensitive packaging industry as a result of economic and technological changes.  The Company has focused its product development efforts to respond to what it perceives to be the more significant of these trends, specifically the following:

•	Smaller, more efficient packaging (increasing thermal density);

•	Emphasis on decreasing costs and system simplification;

•	Need for turnkey services;

•	Development of international programs and markets;

•	Centralization of commercial products and services;

•	Development of regulatory standards;

•	Minimize green house gases emitted into the environment; and

•	Develop products that are environmentally friendly and maximize recyclable material content.

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

Emphasis on Decreasing Costs and System Simplification. Because current dry vapor LN2 shipping containers are expensive, many users do not keep an ample supply on hand.  Consequently, some users require that these be returned promptly.  This often results in very expensive express return shipping which will significantly magnify as shipping volumes increase.  This has created a demand for smaller, lower cost dry vapor LN2 shipping containers.   In addition, many users have expressed a strong interest in the production of a dry vapor LN2 shipper that is inexpensive enough to be used in a disposable or limited usage manner.  The sales prices of reusable shippers in this size range from $700 to $1,200 and transportation costs on these shippers can be costly whereas the price range for the new CryoPort Express™ System competes effectively against currently offered dry ice shipping solutions for per use costs including transportation cost, depending on size and contractual commitments.

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

Turnkey Services. The pharmaceutical industry depends on clinical trials for Food and Drug Administration approval of new drugs.  A significant number of these trials require frozen transport of specimens obtained from patients in the study.  A number of pharmaceutical companies now specify temperature-sensitive frozen packaging and services as part of “turnkey” contracts with contract research organizations.  To meet the demands of their customers, freight forwarding companies, such as World Courier, Federal Express and DHL, take responsibility for procuring appropriate packaging, shipping by airline, and delivering the specimens to the point of analytical testing.  This comprehensive service addresses the stringent requirements imposed by pharmaceutical companies to ensure appropriate quality control for their clinical studies.  The Company believes its dry shippers offered by the CryoPort Express™ System greatly enhance the reliability of the quality control required and be more cost effective.

Development of International Programs and Markets. The biotechnology and pharmaceutical industries are now transnational industries with locations in various parts of the industrially developed and developing world.  Since many products produced by these industries must be shipped in temperature-sensitive packaging, the logistical problems presented by longer distances, and sometimes unreliable forwarding entities, are becoming of greater concern.  Weekends, holidays, lost containers, hot weather and indirect courier routes all place a strain on the ability of current shipping devices to provide appropriate temperatures when extraordinary delays are encountered.  Because the Company’s shippers are able to maintain frozen or cryogenic temperatures of minus 150°C, or below, for 10+ days, its shippers are better able to insure the integrity of specimens affected by unexpected shipping delays.  Further, the maximum guaranteed temperature hold time of the Company’s 5 liter shipper is 16 days which is quoted under perfect and ideal conditions when in a "static" (i.e. stationary) condition only. The functional (in shipping use) hold time of this same 5 liter shipper is 10+ days. Functional hold times are intended to be an indication only of how many days a shipper can be expected to hold its temperature when subjected to normal shipping usage.

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

Development of Regulatory Standards. The shipping of diagnostic specimens, infectious substances and dangerous goods, whether via air or ground, falls under the jurisdiction of many states, federal and international agencies.  The quality of the containers, packaging materials and insulation that protect a specimen determine whether or not it will arrive in a usable condition.  Many of the regulations for transporting dangerous goods in the United States are determined by international rules formulated under the auspices of the United Nations.  For example, the International Civil Aviation Organization (“ICAO”) is the United Nations organization that develops regulations (Technical Instructions) for the safe transport of dangerous goods by air.  If shipment is by air, compliance with the rules established by IATA is required. IATA is a trade association made up of airlines and air cargo carriers that publishes annual editions of the IATA Dangerous Goods Regulations.  These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices.   Additionally, the CDC has regulations (published in the Code of Federal Regulations) for interstate shipping of specimens, and the Occupational Safety and Health Organization (“OSHA”) also addresses the safe handling of Class 6.2 Substances.   The Company’s CryoPort Express™ Shipper meets packing instruction 602 and 650 and is certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the International Civil Aviation Organization (ICAO) Technical Instructions for the Safe Transport of Dangerous Goods by Air and the International Air Transport Association (IATA).

Research and Development:

The Company’s R&D efforts are focused on continually improving the features of the CryoPort Express™ System including the web based customer service portal and the CryoPort Express™ Shippers.  Further these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express™ System.  Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging.  The Company’s research and development expenditures during the fiscal years ended March 31, 2009 and 2008 were $297,378 and $166,227, respectively.

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

Patents:

In order to remain competitive, the Company must develop and maintain protection on the proprietary aspects of its technologies.  The Company relies on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect its intellectual property rights.  The Company currently holds four issued U.S. trademarks and three issued U.S. patents primarily covering various aspects of its products.  In addition, the Company intends to file for additional patents to strengthen its intellectual property rights.  The technology covered by the above indicated patents refer to matters specific to the use of liquid nitrogen dewars relative to the shipment of biological materials.  The concepts include those of disposability, package configuration details, liquid nitrogen retention systems, systems related to thermal performance, systems related to packaging integrity, and matters generally relevant to the containment of liquid nitrogen.  Similarly, the trademarks mentioned relate to the cryogenic temperature shipping activity.   Patents and trademarks currently held by the Company include:

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Oct. 21, 2022
Patent	6,119,465	Sep. 19, 2000	Sep. 18, 2020
Patent	6,539,726	Apr. 1, 2003	Mar 31, 2023
Trademark	7,583,478,7	Oct. 9, 2002	Oct. 8, 2012
Trademark	7,586,797,8	Apr. 16, 2002	Apr. 16, 2012
Trademark	7,748,667,3	Feb. 3, 2009	Feb. 3, 2019
Trademark	7,737,451,1	Mar. 17, 2009	Mar. 17, 2019

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES.

The Company’s corporate, research and development, and warehouse facilities are located in one Company-leased office and warehouse building with approximately 12,000 square feet.  The facilities are located at 20382 Barents Sea Circle, Lake Forest, CA 92630.  The Company currently makes base lease payments of approximately $13,000 per month, due at the beginning of each month, pursuant to a two year lease through August 2009 with renewal options for three additional one year lease terms.  The landlord is Viking Investors, Barents Sea, LLC.  The facilities are in good condition and are suitable for the Company’s current requirements.  The Company currently does not own any real property.

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

Pursuant to the covenants of the January 2009 Amendment to the October 2007 and May 2008 Debentures, the Company shall hold a shareholders meeting and put before the shareholders a proposal to increase authorized shares from 125,000,000 to 250,000,000, following the requirements set forth in the Company's by-laws within 9 months of the date of the Amendment.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Presently, the Company’s common stock is traded through the OTC Bulletin Board under the symbol CYRX.OB.  In August 2007, the Company’s market maker, Spartan Securities Group, Ltd., of Boca Raton, Florida, successfully completed the 15c211 process with the Financial Industry Regulatory Authority, FINRA (formerly NASD).  Effective September 11, 2007, the Company’s shares became listed on the OTC Bulletin Board.  Previously, the Company’s stock had been traded through the PinkSheets under the symbol CYRX.PK since January 2005. Prior to January 2005, there was no published price for the Company’s common stock. The Company’s Form 10-SB became effective in February 2006.  There can be no assurances that an active public market for the Company’s common stock will develop or be sustained.

Fiscal 2009	High	Low
1st Quarter	$1.15	$0.67
2nd Quarter	1.00	0.50
3rd Quarter	0.75	0.47
4th Quarter	0.55	0.33

Fiscal 2008	High	Low
1st Quarter	$3.30	$0.77
2nd Quarter	1.70	0.61
3rd Quarter	1.47	0.70
4th Quarter	1.37	0.85

As of June 25, 2009, the quoted price of the Company’s stock was $0.50.  Stockholders are urged to obtain current market quotations for the Company’s common stock.

Description of Securities

Common Stock:

The Company’s Articles of Incorporation, filed on May 25, 1990, authorizes the issuance of 5,000,000 shares of Common Stock at a par value of $0.001 per share. The Articles of Incorporation were amended and restated on October 12, 2004, to authorize the issuance of 100,000,000 shares of Common Stock at a par value of $0.001 per share. The Articles of Incorporation were again amended and restated on October 16, 2007, to authorize the issuance of 125,000,000 shares of Common Stock at a par value of $0.001 per share. As of June 27, 2009, there were 43,913,830 shares of common stock issued and outstanding shares held by 113 shareholders of record. Holders of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of Common Stock have no cumulative voting rights. Holders of shares of Common Stock are entitled to share ratable in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of liquidation, dissolution, or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no pre-emptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

Preferred Stock:

There is no preferred stock authorized.

Stock Options and Warrants:

As of June 27, 2009 there were outstanding stock options and warrants to purchase up to 37,211,417 shares of the Company’s common stock.  The outstanding options and warrants were issued by the Company in connection with various debt and equity financings and compensation agreements. These options and warrants are exercisable at prices ranging from $0.04 to $3.50 per share, with a weighted average exercise price of $0.59 per share, and have expiration dates ranging from July 18, 2009 to June 9, 2019.

Transfer Agent and Registrar:

The Transfer Agent and Registrar for the Company’s Common Stock is:
Integrity Stock Transfer
3027 East Warm Springs Road
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

During fiscal 2009, the Company issued 82,693 shares of common stock resulting from exercises of warrants at an average exercise price of $0.04 per share resulting in proceeds of $3,307.

During fiscal 2009, the Company issued 150,022 shares of common stock resulting from cashless exercises of 157,000 options converted using an average market price of approximately $0.04 per share resulting in 6,978 warrants used for the cashless conversion.

During fiscal 2009, the Company issued 402,238 shares of common stock in lieu of fees paid to a consultant.  These shares were issued at an average value of $0.61 per share for a total cost of $249,102 which has been included in selling general and administrative expenses for the year ended March 31, 2009.

During fiscal 2009, the Company issued 400,000 shares of common stock for extinguishment of debt.  These shares were issued at a value of $.41 per share (based on the stock price on the agreement date) for a total cost of $164,000 which has been included in the loss on extinguishment of debt.

During fiscal 2008, 3,652,710 shares of the Company’s common stock were sold to investors at an average price of $0.22 per share resulting in proceeds of $699,866 to the Company, net of issuance costs of $89,635.

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

The following schedules list the sales of shares of common stock net of offering costs (excluding exercises of options and warrants) and issuances of options and warrants during the fiscal years ended 2009 and 2008.

	Fiscal 2009
	Common Stock			Warrants
	$	Shares	Wtd. Avg Price	Issued	Wtd Avg. Ex. Price
Qtr 1	$-	-	-	9,206,544	$0.61
Qtr 2	-	-	-	459,760	$0.85
Qtr 3	-	-	-	1,006,140	$0.84
Qtr 4	-	-	-	5,846,896	$0.59
	$-	-		16,519,340

	Fiscal 2008
	Common Stock			Warrants
	$	Shares	Wtd. Avg Price	Issued	Wtd. Avg. Ex.Price
Qtr 1	$554,140	3,443,335	$0.16	6,052,000	$0.35
Qtr 2	166,606	209,375	$0.70	1,115,271	$0.55
Qtr 3	-	-	-	9,216,981	$1.03
Qtr 4	-	-	-	790,550	$1.38
	$699,866	3,652,710		17,174,802

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

Equity Compensation Plan Information:

The Company currently maintains one equity compensation plan, referred to as the 2002 Stock Incentive Plan (the “2002 Plan”).  The Company’s Compensation and Governance Committee is responsible for making reviewing and recommending grants of options under this plan which are approved by the Board of Directors. The 2002 Plan, which was approved by its shareholders in October 2002, allows for the grant of options to purchase up to 5,000,000 shares of its common stock.  The 2002 Plan provides for the granting of options to purchase shares of the Company’s common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.  The stock options are subject to vesting requirements, generally 3 or 4 years.  The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements.  In June 2007, 50,000 common stock shares were granted upon the exercise of stock options issued pursuant to the 2002 Plan.  No other restricted shares since June 2007 have been granted pursuant to the 2002 Plan as of June 27, 2009.

Other Securities Activities:

None

Issuer Purchases of Equity Securities:

As of June 27, 2009,  the Company has not made any repurchases of its common stock.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Overview

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated balance sheets as of March 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years ended March 31, 2009 and 2008, and the related notes to the consolidated financial statements (see Part II, Item 8 - Financial Statements).  This discussion contains forward-looking statements, based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions.

Cryoport, Inc. (the “Company”), was originally formed with the intention to first develop a reusable line of cryogenic shippers and once underway, to begin the research and development of a cost efficient, single use cryogenic shipper.  Lack of adequate funding in prior years has delayed full implementation of the Company’s business plan.  The reusable line of cryogenic shippers has been in production since 2002; however, anticipated difficulties in penetrating the market for reusable cryogenic shippers, as well as a need for continuous redevelopment of the product line has allowed for only limited revenue generation from the sale of the reusable cryogenic shipper which was discontinued in fiscal 2009.  The Company has continued to raise funds through private placement offerings and convertible debenture equity financings which have allowed the Company to focus on the market research and product development of the CryoPort Express™ System and the CryoPort Express™ Shippers and additional capital purchases for the preparation of manufacturing and commercialization for these products, while, at the same time, minimizing overall expenditures however, more significant funding is required to successfully fully commercialize the sales of the CryoPort Express™ System. The Company is currently searching for these additional funding sources. During fiscal 2009, the Company completed  limited pilot introductory sales utilizing the CryoPort Express™ System product line in limited quantities to selective customers. Sales to these customers as well as further penetration to the general market is anticipated to follow during the next fiscal year.  Expanded demand is expected to develop as pharmaceutical products requiring cryogenic or frozen protection come to market.

The Company has discussed development of the CryoPort Express™ System product line under confidentiality agreements for drug delivery with selected clinical research organizations (“CRO’s”) and vaccine manufacturers.  To date the Company has received and fulfilled single small orders from these customers.  These initial potential customers for the new CryoPort Express™ System are currently primarily using dry ice shippers utilizing premium priced specialty couriers in clinical trials. To address the full commercialization to provide these customers with CryoPort Express™ Shippers, the Company anticipates further discussions for a manufacturing and distribution partnership with two large, and well established manufacturing companies, a strategic partnership with a large freight carrier and direct marketing activities to gain customers.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2009 and 2008 financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

There are significant uncertainties which negatively affect the Company’s operations.  These are principally related to (i) the expected ramp up of sales of the new CryoPort Express™ System, (ii) the absence of any commitment or firm orders from key customers in the Company’s target markets, and (iii) the success in bringing additional products concurrently under development to market with the Company’s key customers.  Moreover, there is no assurance as to when, if ever, the Company will be able to conduct the Company’s operations on a profitable basis.  The Company’s limited historical sales for the Company’s reusable product, limited introductory sales to date of the CryoPort Express™ System and the lack of any purchase requirements in the existing distribution agreements, make it impossible to identify any trends in the Company’s business prospects.

The Company has not generated significant revenues from operations and has no assurance of any future significant revenues.  The Company generated revenues from operations of only $35,124, incurred a net loss of $16,705,151 including a $10,846,573 loss on debt extinguishment and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the commercialization of the CryoPort Express™ System and the eventual achievement of sustained profitable operations.  In response to this need for capital, In March 2009 the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures under Regulation D (the “Private Placement Debentures”).   From March through June 2009, the Company intends to raise a total of $1,500,000 under this private placement offering of convertible debenture debt.  Through June 22, 2009 the Company had raised net proceeds of $906,630 under the Private Placement Debentures. (see Note 10 and Note 14 to the accompanying consolidated financial statements).   As a result of the recent financing, the Company had  aggregate cash and cash equivalents and restricted cash balances of approximately $689,000 as of June 22, 2009, which will be used to fund the working capital required for minimal operations as well as the sales and marketing efforts to continue the Company’s ramp up of the CryoPort Express™ System until additional capital is obtained. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity and debt funding sources, however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is committed to minimizing current cash usage and securing significant financings to fully execute its business plan and grow at the desired rate to achieve sustainable profitable operations.  To further facilitate the ability of the Company to continue as a going concern the Company’s management has begun taking the following steps:

1)	Focusing additional effort on the commercialization of the CryoPort Express™ System. Management has begun initiating meetings with large potential customers for the use of the CryoPort Express.

2)
Aggressively seeking additional capital sources for significant long-term funding of approximately $10,000,000 to allow the Company to fully commercialize the CryoPort Express™ System and to achieve and sustain profitable operations.

3)
Pursue and complete a strategic partnership with a large freight carrier to be able to provide a one call simple and reliable solution to shipping frozen samples.  The partnership will also facilitate the ability of the Company to rapidly call on and achieve sales with the largest target customers.

4)
Minimizing operating and financing expenditures through stringent cost containment measures to ensure the availability of funds until additional funding is secured, then continue to minimize expenditures until sufficient revenues are generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the year ended March 31, 2009, relate  to non-cash expenses including (i) $10,846,573 non-cash loss on extinguishment of debt related to the amendments to the Convertible Debentures (see Note 10 of the accompanying consolidated financial statements), ii) $2,265,400 non-cash expense included in interest expense relating to the amortization of discounts and deferred financing fees on convertible debentures, and (iii) non-cash expense recorded in selling, general and administrative costs of $948,569 related to the valuations of common stock shares and warrants issued in lieu of cash for consulting services as well as for directors’ and employee compensation.  For the year ended March 31, 2009, the Company also incurred cash expenses of (i) approximately $82,460 for the audit fees and consulting services related to the filing of the Company’s annual and quarterly reports, compliance with Sarbanes-Oxley requirements, and for the filing of the Company’s annual tax returns and (ii) approximately $142,980 included in research and development costs related to the development of the web based system to be used as a vital function of the CryoPort Express™ System.  The remaining operating expenses for the year ended March 31, 2009 related primarily to minimal overhead costs including personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

5)
Utilizing part-time consultants and temporary employee and requiring employees to manage multiple roles and responsibilities whenever possible as the Company has historically utilized in its efforts to keep operating expenditures minimized.

6)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as a portion of their compensation in an effort to minimize cash expenditures. With this strategy, the Company has established a team of experienced business professionals for advancing and launching the Company’s products.

7)
Maintaining basic levels for sales, engineering, and operating personnel and cautiously and gradually adding critical and key personnel only as affordable and necessary to support the expected revenue growth of the CryoPort Express™ System and any further expansion of the Company’s product offerings in the reusable and frozen shipping markets.

8)	Adding other expenses such as customer service, administrative and operations staff only when commensurate with producing increased revenues.

9)	Focusing current research and development efforts only on final and future development, production and distribution of the CryoPort Express™ System.

10)
Increasing sales efforts to focus on the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to identify and call on the top potential customers for the CryoPort Express™ System.

Research and Development

The Company has completed the research and development efforts associated with initial phases of the web-based order entry and tracking system and the CryoPort Express™ Shippers, a line of use-and-return dry cryogenic shippers, the essential components of the Company’s CryoPort Express™ System which has been developed to provide a one-call total solution for the transport of biological and pharmaceutical  materials.  The Company continues to provide ongoing research associated with the CryoPort Express™ System, as it develops improvements in both the manufacturing processes and product materials and in the web based customer service portal for the purpose of achieving additional cost efficiencies and customer functionality. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position.  For the years ended March 31, 2009 and 2008, research and development costs were $297,378 and $166,227, respectively.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

Liquidity and Capital Reserves

As of March 31, 2009 the Company’s current liabilities of $4,747,012 exceeded current assets of $1,053,997 by $3,693,015.

Total assets decreased to $1,572,556 at March 31, 2009 from $3,460,889 at March 31, 2008 mainly as a result of cash funds used in operating activities and repayment of notes which were offset by proceeds from the May 2008 Debenture and increases in inventories and intangible assets .

The Company’s total outstanding indebtedness increased to $6,348,460 at March 31, 2009 from $3,461,070 at March 31, 2008 primarily from the issuance of the May 2008 Debenture and subsequent principal increases as the result of debt restructurings as well as from increases in accrued interest on notes payable to related parties and accrued salaries, which were partially offset by  decreases in accounts payable, notes payable, notes payable to officer and a decrease in accrued warranty costs.

October 2007 Debentures

On October 1, 2007, the Company issued to four accredited investors Original Issue Discount 8% Senior Secured Convertible Debentures (the “Debentures”) having a principal face amount of $4,707,705 and generating gross proceeds of $4,001,551.  After accounting for commissions, legal and other fees, the net proceeds to the Company totaled $3,436,551.  As of March 31, 2009 the principal balance on the October 2007 Debenture was $5,356,073 of which the current portion of $3,570,720 is included in current liabilities.  As of March 31, 2008, the principal balances of the Debentures totaled $4,419,397 of which the current portion of $1,936,884 is included in the Company’s current liabilities in the accompanying consolidated balance sheet for March 31, 2008.  The principal balance increased as the result of the August 2008 and January 2009 Amendments and the addition of the March 1, 2009 accrued interest payment. (see Note 10 to the accompanying consolidated financial statements).

The Debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets.

In accordance with the Amendment effective January 27, 2009, the principal amounts under the October 2007 Debentures are payable to the investors in 12 monthly redemption payments which are scheduled to commence on August 1, 2009.  The Company may elect to make principal redemptions in shares of common stock if certain equity conditions are met.   If the Company elects to make principal redemptions in common stock, the conversion rate will be the lesser of (a) the Conversion Price of $0.51, or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal redemption is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the principal redemption due date.

At any time, holders may convert the Debentures into shares of common stock at a fixed conversion price of $0.51, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).

Interest payments for the October 2007 Debentures are payable quarterly and commenced on January 1, 2009.  The Company may elect to make interest payments in shares of common stock provided, generally, that it is not in default under the Debentures and it has met certain equity conditions prior to the due date of the interest payments.  If the Company elects to make interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date. The January 2009 Amendment  modified the terms for interest payments during the period of January 1 through July 31, 2009.  During this period payments are due monthly, convertible at the rate of $0.40 and, if the equity conditions are not met the Company may add the accrued interest amount to the principal balance of the note. After July 31, 2009 the interest payments are due quarterly in accordance to the original terms of the debenture.

The October 2007 Debentures were amended by agreements effective in April 2008, August 2008 and January 2009.  As a result of the significant changes to the net present values of the debt and related warrants, the resulting differences in valuations have been accounted for by the Company as extinguishments of debt in accordance with EITF Issue No. 96-19 and EITF Issue No. 06-6, and accordingly recorded a total loss on debt extinguishment of $9,449,498 for the October Debentures which is included in the loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended March 31, 2009 (See note 10 of the accompanying consolidated financial statements.)

On January 31, 2008, $100,000 of the October 2007 Debentures was converted by an investor.  Using the conversion rate of $0.84 per share per the terms of the Debenture, 119,047 shares of registered common stock were issued to the investor.

In April 2008, the Company rescinded and cancelled 140,143 shares of registered common stock for principal redemptions of the October 2007 Debentures totaling $117,720 and submitted the cash payments in the same amounts to those holders.  Pursuant to a one-time waiver of certain equity conditions, the remaining $70,588 of the March 31 principal redemption was adjusted to reflect a one-time conversion rate of $0.70 and, in April 2008 the Company issued the holder 16,807 additional registered shares in consideration.   In addition, the March 31, 2008 interest payments were adjusted to reflect a one-time conversion price of $0.70 and in April 2008 the Company issued the October 2007 Debenture holders 22,099 additional common stock shares.  The additional interest expense for the October 2007 Debentures of $5,446 related to the one-time conversion rate adjustments of the March 31, 2008 principal and interest payments from $0.84 to $0.70 was included in accrued interest for the October 2007 Debentures as of March 31, 2008.

On March 1, 2009 the Company increased the principal balances of the October 2007 Debentures by $70,474, the amount of the accrued interest due as of that date, as a result of the equity condition constraints for the conversion of interest payments pursuant to the January Amendment.

As of March 31, 2009 and 2008, the Company had $35,707 and $5,446, respectively of accrued interest related to the October 2007 Debentures included in the accompanying consolidated balance sheets and recorded a total of $253,495 and $192,421, respectively, of interest expense related to the face rate of interest in the accompanying consolidated statements of operations for the years ended March 31, 2009 and 2008.  During the years ended March 31, 2009 and 2008, the Company converted accrued interest payments of $5,446 and $186,975, respectively on the convertible notes into 38,906 and 222,590 shares of common stock, respectively, using a conversion rate of $0.84 per share.

As of March 31, 2009 and 2008, the unamortized balance of the debt discount related to the October 2007 Debentures was $2,251,802 and $3,522,356, respectively.  During the years ended March 31, 2009 and 2008 the Company recorded additional interest expense of $1,804,716 and $1,185,348 respectively, related to the amortization of the debt discount associated with the October 2007 Debentures.

As of March 31, 2009 and 2008, the unamortized balance of the deferred financing fees related to the October 2007 Debentures was zero and $325,769, respectively.  During the years ended March 31, 2009 and 2008 the Company recorded additional interest expense of $13,572 and $83,007 respectively, related to the amortization of the deferred financing fees associated with the October 2007 Debentures.  In connection with the April Amendment described above, the unamortized balance of the deferred financing costs was written off.

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

On March 31, 2008, the Company issued 224,176 shares of registered common stock for principal redemptions totaling $188,308 and 110,501 common stock shares for March 2008 interest payments totaling $92,821 to the holders of the Debentures using the conversion rate of $0.84.  In April 2008, the Company was notified by the holders that the qualifying equity conditions had not been fully satisfied with relation to the conversion of the principal and interest payments made by the Company on March 31, 2008.  As a result, in April 2008 the Company rescinded and cancelled 140,143 shares of registered common stock for principal redemptions totaling $117,720 and submitted the cash payments in the same amounts to those holders.  Pursuant to a one-time waiver agreement with one of the Debenture holders, the remaining $70,588 of the March 31 principal redemption was adjusted to reflect a one-time conversion rate of $0.70 and, in April 2008 the Company issued the holder 16,807 additional registered shares in consideration.   Also in consideration of a one-time waiver with the Debenture holders, the full amount of the March 31, 2008 interest payments were adjusted to reflect a one-time conversion price of $0.70 and in April 2008 the Company issued the Debenture holders 22,099 additional common stock shares.  As of March 31, 2008, the Company has recorded additional interest expense for the Debentures of $5,446 related to the one-time conversion rate adjustments of the March 31, 2008 principal and interest payments from $0.84 to $0.70. (See Note 10 to the accompanying consolidated financial statements).

May 2008 Debentures

On June 9, 2008, the Company completed the transactions contemplated under a certain Securities Purchase Agreement with an accredited investor providing for the issuance of the Company’s Original Issue Discount 8% Secured Convertible Debenture (the “May 2008 Debenture”) having a principal face amount of $1,250,000.  The Company realized gross proceeds of $1,062,500 after giving effect to a 15% discount.  After accounting for commissions and legal and other fees, the net proceeds to the Company totaled $870,625. (See Note 10 to the accompanying consolidated financial statements). As of March 31, 2009, the principal balance of the May 2008 Debenture totaled $1,325,556, of which the current portion of $883,704 is included in the Company’s current liabilities in the accompanying consolidated balance sheet at March 31, 2009.

Under the original terms, the principal amount under the May 2008 Debenture was payable in 23 monthly payments of $54,348 beginning January 31, 2009.  Interest payments are payable in cash quarterly commencing on January 1, 2009. The principal and interest payments have been affected by the debt restructures as a result of the January Amendment discussed in further detail below.  The Company may elect to make principal and interest payments in shares of common stock provided, generally, that the Company is not in default under the May 2008 Debenture, it has met certain equity conditions prior to the due dates and there is then in effect a registration statement with respect to the shares issuable upon conversion of the May 2008 Debenture.  If the Company elects to make principal or interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date.

In accordance with the Amendment effective January 27, 2009, the principal amounts under the Debentures are payable to the investors in 12 monthly redemption payments which are scheduled to commence on August 1, 2009.  The Company may elect to make principal redemptions in shares of common stock if certain equity conditions are met.   If the Company elects to make principal redemptions in common stock, the conversion rate will be the lesser of (a) the Conversion Price of $0.51, or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal redemption is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the principal redemption due date.

At any time, the holder may convert the May 2008 Debenture into shares of common stock at a fixed conversion price of $0.84, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”). During fiscal 2009, the conversion price was subsequently reset to $0.51 as a result of the January Amendment discussed in further detail below.

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

At any time, holders may convert the Debentures into shares of common stock at a fixed conversion price of $0.51, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).

Interest payments for the May 2007 Debentures are payable quarterly and commenced on January 1, 2009.  The Company may elect to make interest payments in shares of common stock provided, generally, that it is not in default under the Debentures and it has met certain equity conditions prior to the due date of the interest payments.  If the Company elects to make interest payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date an interest payment is due or (ii) the average of such price for the ten consecutive trading days ending immediately prior to the date the applicable shares are issued and delivered if such delivery is after the interest payment date. The January 2009 Amendment modified the terms for interest payments during the period of January 1 through July 31, 2009.  During this period payments are due monthly, convertible at the rate of $0.40 and, if the equity conditions are not met the Company may add the accrued interest amount to the principal balance of the note. After July 31, 2009 the interest payments are due quarterly in accordance to the original terms of the debenture.

The May 2008 Debentures were amended effective January 2009.  As a result of the significant changes to the net present values of the debt and related warrants, the resulting differences in valuations have been accounted for by the Company as extinguishments of debt in accordance with EITF Issue No. 96-19 and EITF Issue No. 06-6, and accordingly recorded a total loss on debt extinguishment of $1,397,075 which is included in the loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended March 31, 2009 (See Note 10 of the accompanying consolidated financial statements.)

On March 1, 2009 the Company increased the principal balances of the May 2008 Debenture by $75,556, the amount of the accrued interest due as of that date, as a result of the equity condition constraints for the conversion of interest payments pursuant to the January Amendment.

For the year ended March 31, 2009, the Company recorded interest expense of $84,393 related to the face rate of interest, all of which $8,837 is included in accrued interest  in the accompanying consolidated balance sheet at March 31, 2009.

During the year ended March 31, 2009, the Company recorded additional interest expense of $418,400 related to the amortization of the debt discount. As of March 31, 2009, the unamortized balance of the debt discount was $637,986.

During the year ended March 31, 2009, the Company recorded additional interest expense of $28,712 related to the amortization of the deferred financing fees on the May 2008 Debenture. As of March 31, 2009, the unamortized balance of the deferred financing fees was zero. In connection with the January Amendment described above, the unamortized balance of the deferred financing costs was written off. (See Note 10 to the accompanying consolidated financial statements)

Private Placement Debentures

In March 2009 the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures under Regulation D (the “Private Placement Debentures”).   From March through June 2009, the Company intends to raise up to a maximum of $1,500,000 under this private placement offering of convertible debenture debt.  On March 31, 2009, the Company had received initial gross proceeds of $60,000 under this private placement offering of convertible debentures.  Related to the issuance of the convertible debentures, the Company accrued for commissions to the broker totaling $3,600 which have been capitalized as deferred financing costs. The deferred financing costs will be amortized to interest expense by the Company through the maturity dates of the debentures on a straight-line basis which approximates the effective interest method.

The Company may elect to make principal redemptions on the maturity dates of the debentures in shares of common stock at a fixed conversion price of $0.51. At any time, holders may convert the debentures into shares of common stock at the fixed conversion price of $0.51. The conversion price is subject to adjustment in the event the Company issues the next equity financing of at least $2,500,000 at a price below $0.51.

Per the terms of the convertible debenture agreements, the notes have a term of one year from issuance and are redeemable by the Company with two days notice.  The notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at a conversion rate of $0.51.  As of March 31, 2009 the balance of these convertible notes was $60,000 and accrued interest was zero.

In connection with the financing transaction, the Company issued to the investors five-year warrants (the “Private Placement Warrants”) to purchase 23,529 shares of the Company’s common stock at $0.51 per share. The exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing of at least $2,500,000 at a price below $0.51.

Under EITF Issue No. 00-27, the value of the Private Placement Warrants issued to the investor was calculated relative to the total amount of the debt offering. The relative fair value of the Private Placement Warrants issued to the investors was determined to be $9,146, or 15.2% of the total offering. The relative fair value of the Private Placement Warrants, along with the effective beneficial conversion feature of the debt of $4,440 were recorded as a total debt discount of $13,586 as of March 31, 2009 which is reported in the accompanying consolidated balance sheet. The Company will amortize the debt discount using the effective interest method through the maturity dates of the notes.

As of June 22, 2009 the Company had received additional gross proceeds of $906,500 under this private placement of convertible debentures. (See Note 14 of the accompanying consolidated financial statements.)

Other Notes Payable

The Company had a non-interest bearing note payable to a third party for $77,304, which was due in April 2003.  The Company made the final payments on the note of $5,000 in April 2008 and $7,000 in May 2008.  As of March 31, 2009 and 2008, the remaining unpaid balance was zero and $12,000, respectively.

As of March 31, 2009 and 2008, the Company had aggregate principal balances of $1,129,500 and $1,249,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005.  These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which commenced April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to the current maximum aggregate payment of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $71,676 and $78,243 for the years ended March 31, 2009 and 2008, respectively.  Accrued interest related to these notes, which is included in related party notes payable in the accompanying consolidated balance sheets, amounted to $554,260 and $482,584 as of March 31, 2009 and 2008, respectively.  As of March 31, 2009, the Company had not made the required payments under the related party notes which were due on January 1, February 1, and March 1, 2009.  However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default.  On April 29, 2009, May 30, 2009, and June 26, 2009, the Company paid the January 1, February 1 and March 1 payments respectively, due on these related party notes.  Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of March 31, 2009 and 2008, the total amount of deferred salaries and accrued interest under this arrangement was $157,688 and $201,115, respectively, of which $67,688 and $129,115, respectively is recorded as a long-term liability in the accompanying consolidated balance sheets.  Interest expense related to this note was $10,573 and $3,165, respectively for the years ended March 31, 2009 and 2008.  Accrued interest related to this note payable amounted to $13,738 and $3,165 at March 31, 2009 and 2008, respectively, and is included in the note payable to officer in the accompanying consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. As of March 31, 2009 these unpaid payments totaled $18,000 and are included in the current liability portion of the note payable in the accompanying consolidated balance sheet.  Mr. Berry resigned his position as Chief Executive Officer in February 2009, however remains a director on the Board and continues to work as a consultant for the Company.

The following table lists all notes payable and their principal balances as of March 31, 2009:

Lender	Origination Date	Maturity Date	Principal Bal. March 31, 2009	Interest Rate
Private Placement Convertible Debentures	Mar. 2009	Mar. 2010	$60,000	8%
October 2007 and May 2008 Convertible Debentures	Oct. 2007/May 2008	Jul. 2010	$6,681,629	8%
Patrick Mullens	Aug. 2001	Feb. 2015	$338,500	6%
Marc Grossman	Feb. 2001	Feb. 2015	$282,000	6%
David Petreccia	Apr. 2001	Feb. 2015	$239,000	6%
Jeffrey Dell	Aug. 2001	Feb. 2015	$208,000	6%
Raymond Takahashi	Jun. 2003	Jul. 2011	$62,000	6%
Peter Berry	Sep. 2006	Dec. 2010	$143,950	6%

The Company has incurred negative cash flows from operations of $2,586,470 for the year ended March 31, 2009 due to insufficient revenues caused by the delay in ramp up of the CryoPort Express™ System and to the operating costs related to the maintenance of minimal selling, general and administrative and research and development activities to support the further development and ramp up activities of the new product line.  These negative cash flows from operations for the year ended March 31, 2009 have been financed primarily through net proceeds from the October 2007 and May 2008 Debentures.

The Company’s combined cash balance as of March 31, 2009 was $350,811, including restricted cash. During the period of April 1 through June 22, 2009, the Company received additional financing through a private placement offering of convertible debenture, and net proceeds received by the Company totaled $850,230 (see Note 14 of the accompanying consolidated financial statements).

Based on presently known commitments and plans, the Company expects to fund its continued operations through use of cash on hand, proceeds from the remaining balance expected from the private placement convertible debentures, proceeds from exercises of existing outstanding warrants.  In addition, the Company’s management recognizes that the Company must obtain additional capital through additional long-term or equity financing to support the continued operations and ramp up of its sales and marketing and manufacturing activities towards the CryoPort Express™ System.

The Company expects to incur capital expenditures for manufacturing and customer support operations expansion commensurate with the full commercialization for the launch of the CryoPort Express™ System and sales volume increases.  Future capital expenditures for manufacturing and IT equipment for the launch of the CryoPort Express™ System are expected to be funded out of additional long-term or equity financing

Critical Accounting Policies:

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

Intangible Assets.  Intangible assets are comprised of patents and trademarks and software development costs.  The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful life of five years.  The Company capitalizes certain costs related to software developed for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software which is five years.  Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants using the Black-Scholes option pricing model.

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

Stock-Based Compensation.     The Company accounts for share-based payments to employees and directors in accordance with SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123(R). Fair value is determined at the date of grant. In accordance with SFAS 123(R), the consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the years ended March 31, 2009 and 2008 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the years ended March 31, 2009 and 2008.

The Company accounts for equity issuances to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the year ended March 31, 2009 was $289,497, determined by the Black-Scholes valuation model.  As of March 31, 2009, total unrecognized compensation cost, related to unvested stock options and warrants was approximately $287,722, which is expected to be recognized as an expense over a weighted-average period of 3 years. See Note 2 to the Company’s consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement.  As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability.  The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.  FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008.  FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The adoption of SFAS No. 157 related to financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.  The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP No. 157-3 is effective immediately, and applies to the Company’s March 31, 2009 financial statements. The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial statements as of and for the year ended March 31, 2009.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue No. 07-5, Determining Whether an Instrument is Indexed to an Entity’s Own Stock (“EITF No. 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities . This related to the determination of whether a free-standing equity-linked instrument should be classified as equity or liability. If an instrument is classified as liability, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF No. 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Although EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company is currently evaluating the impact of EITF No. 07-5 on its consolidated financial statements, but it believes that certain factors of its convertible debentures and warrants that have been previously classified as equity may require liability treatment.

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

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 (“EITF 07-01”), “Accounting for Collaborative Arrangements”.  EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles in the United States (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

Impact of Contractual Obligations and Commercial Commitments.   The following summarizes the Company’s contractual obligations at March 31, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Yr	1-3 Years	4-5 Years	After 5 Years
Related Party Notes	$1,129,500	$150,000	$224,000	$192,000	$563,500
Convertible Debentures (a)	6,681,629	4,454,424	2,227,205	-	-
Note Payable to P. Berry	143,950	90,000	53,950	-	-
Line of Credit	90,310	90,310	-	-	-
Private Placement Convertible Debt	60,000	60,000	-	-	-
Total Contractual Cash Obligations	$8,105,389	$4,844,734	$2,505,155	$192,000	$563,500
____________
(a) Convertible debentures are expected to be paid in equivalent common stock using a contractual conversion rate of $0.51 per common stock share.

Impact of Inflation.  From time to time, the Company experiences price increases from third-party manufacturers and these increases cannot always be passed on to the Company’s customers. While these price increases have not had a material impact on the Company’s historical operations or profitability in the past, they could affect sales in the future.

Results of Operations – Year Ended March 31, 2009 Compared to Year Ended March 31, 2008.

Net Sales.  During the year ended March 31, 2009 the Company generated revenues of $35,124 compared to revenues of $83,564 during the year ended March 31, 2008, a decrease of $48,440 (58.0%).  These low revenues in both years is primarily due to the Company’s shift initiated in mid-2006 in its sales and marketing focus from the reusable shipper product line.  Further, the decrease in revenues was caused by the discontinuation of the sales of the reusable shippers early fiscal 2009 to allow resources to focus on the further development and launch of the CryoPort Express™ System and its introduction into the biopharmaceutical industry sector during fiscal 2009 and to the delays in the Company’s securing adequate funding for the manufacturing and full commercialization of the CryoPort Express™.

Cost of Sales.  Cost of sales for the year ended March 31, 2009 increased $159,781 (41.4%) to $546,152 from $386,371 for the year ended March 31, 2008 as the result of increased fixed overhead manufacturing costs resulting from the Company’s discontinuation of the reusable shippers and preparation of manufacturing operation for the launch of the new CryoPort Express™ System during fiscal 2009.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Gross Loss.  Gross loss for the year ended March 31, 2009 increased by $208,221 (68.8%) to $511,028 compared to $302,807 for the year ended March 31, 2008.  The increase in the gross loss is due to decreased revenues and increased fixed overhead manufacturing costs resulting from the Company’s discontinuation of the reusable shippers and preparation of manufacturing operation for the launch of the new CryoPort Express™ System during fiscal 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $163,491 (6.4%) to $2,387,287 for the year ended March 31, 2009  compared to $2,550,778 for the year ended March 31, 2008 due mainly to a decreased in  general and administrative costs of $213,453 (9.6%) which was partially offset by an increase in selling expenses of $49,962 (15.4%).  The decrease in general and administrative expenses was primarily due to The Company’s efforts to minimize overall costs and diversion of  resources to the focus on market development and sales ramp up of the CryoPort Express™ System  These general and administrative cost reductions were partially offset by increases  in legal and accounting fees, insurance premiums and travel expenses.  The increased selling expenses were primarily related to increased advertising and promotional costs, consulting and travel costs as the result of additional market research, product development and the development of customer relationships for the commercialization of the CryoPort Express™ System.

Research and Development Expenses.  Research and development expenses increased by $131,151 (78.9%) to $297,378 for the year ended March 31, 2009 as compared to $166,227 for the year ended March 31, 2008 in relation to the progression of the research and development activity, related to the initial development of the web based customer service portal utilized by the CryoPort Express™ System.  Further these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express™ System. Other research and development effort has been directed toward third party certification testing and improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging.

Interest Expense. Interest expense increased $1,100,665 to $2,693,383 for the year ended March 31, 2009 as compared to $1,592,718 for the year ended March 31, 2008. This increase is primarily due to the interests costs related to the convertible debentures issued in October 2007 and May 2008 including primarily increases of $1,008,130 resulting from the amortization of additional debt discounts and $150,913 of interest expense on the face value of the debentures which were partially offset by reductions in amortization of deferred financing fees and interest expense for related party notes payable as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $32,098 for the year ended March 31, 2009 as compared to $50,076 for the year ended March 31, 2008 as the result of decreased cash balances related to the use of funds for operations during the year.

Loss on Extinguishment of Debt. The Company incurred a total combined loss on extinguishment of debt of $10,846,573 during the year ended March 31, 2009 as the result of the resulting change in valuation of the debt and related warrants associated with the Amendments to the October 2008 Debentures in April 2008, August 2008 and January 2009 and the change in valuation of the debt and related warrants associated with the January 2009 Amendment to the May 2008 Debentures (See Note 10 of the accompanying consolidated financial statements.)  The loss consists of a combined total loss on extinguishment of debt on the October 2007 Debentures of $9,449,498 and $1,397,075 on the May 2008 Debenture. There was no loss on extinguishment of debt during the year ended March 31, 2008.

Net Loss.  As a result of the factors described above, the net loss for the year ended March 31, 2009 increased by $12,141,097 (266%) to $16,705,151 or ($0.41) per share compared to $4,564,054 or ($0.12) per share for the year ended March 31, 2008.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm appearing on pages F-1 through F-51 of Exhibit 13.1 are incorporated herein by reference to this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Vice President of Finance, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and section 404 of the Sarbanes-Oxley Act). Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company is made known to management, including the Chief Executive Officer and Vice President of Finance. They have concluded, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009, that, as of that date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Cryoport, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (The Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Vice President of Finance,  an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework set forth in Internal Control – Integrated Framework management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant:

The following table sets for the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the position(s) held with the Company:

Name	Age	Position	Date Elected
Non-employee Directors:
Thomas Fischer, PhD	62	Director, Vice Chairman of the Board	2005
Carlton M. Johnson, Jr	48	Director, Secretary of the Board (a)	2009
Peter Berry	61	Director (b)	2003
Adam M. Michelin	65	Director	2005
Gary C. Cannon	58	Director (former) (c)	2005
Stephen L. Scott	57	Director (former) (d)	2005
Executive Officers:
Larry G. Stambaugh	62	Chairman of the Board and Chief Executive Officer, President (e)	2008 - 2009
Dee S. Kelly, CPA	47	CFO, Vice President of Finance	2003
Kenneth G. Carlson	55	Vice President of Sales and Marketing	2005
Bret Bollinger	42	Vice President of Operations	2008
Peter Berry	60	Former Chief Executive Officer (b)	2003

(a) elected to the Board on May 4, 2009.
(b) resigned as Chief Executive Officer on February 20, 2009 and remains a Director and Advisory Consultant
(c) resigned from the Board May 4, 2009
(d) resigned from the Board November 7, 2008
(e) elected to the Board on December 5, 2009, and CEO, President on February 20, 2009

Background of Directors and Officers:

Thomas S. Fischer, PhD, became a director of Cryoport, Inc. in 2005.  He is currently Vice-Chairman of the Board and is chairman of the Compensation and Governance Committee as well as a member of the Audit Committee. Dr. Fischer has over 30 years of experience as a healthcare executive.  Currently retired, he provides limited consulting for healthcare organizations.  Since 2007 he has been president of Bear Creek Consulting, LLC, a golf club management company.  Dr. Fischer served as Senior Vice President and Chief Administrative Officer at Blue Shield of California from 1997 to 1999, and as Senior Vice President, Chief Information Officer from 1994 to 1997. Prior to Blue Shield, he held similar senior management positions with Kaiser Foundation Health Plan, Inc. Dr. Fischer obtained his Doctor of Philosophy in Mathematics from the University of Nebraska and his Bachelor of Science and Master of Science degrees from Portland State University.  He is also a graduate of Harvard Business School’s Advanced Management Program.

Carlton M. Johnson, was elected as a director and Secretary to the Board on May 4, 2009. Mr. Johnson has been In-House Legal Counsel for Roswell Capital Partners, LLC since 1996.  Mr. Johnson has been a member of the Alabama Bar since 1986, the Florida Bar since 1988 and the State Bar of Georgia since 1997. He was a shareholder in the Pensacola, Florida Bar Registered (AV rated) law firm of, Smith, Sauer, DeMaria & Johnson from 1988 to 1996. Mr. Johnson holds a degree in History/Political Science from Auburn University and Juris Doctorate from Samford University, Cumberland School of Law.  Mr. Johnson also serves on the boards of Peregrine Pharmaceuticals, Inc. and Patriot Scientific Corporation.  Mr. Johnson’s appointment to the Board fulfills and agreement between the Company and BridgePointe Master Fund Ltd. to have a representative of BridgePointe on the Company’s board of directors pursuant to the Company’s October 2007 and May 2008 Convertible Debentures as amended January 27, 2009.

Peter Berry, has served as a member of the Company’s Board of Directors since December 2002.  From December 2002 to February 2009 Mr. Berry served as the Company’s President and Chief Executive Officer, and he continues to serve as a Board director and as a consultant for the Company in an advisory role.  Mr. Berry joined CryoPort Systems, Inc. as a consultant in 2002 and became its President, Chief Executive Officer, Chief Operating Officer and a member of its Board of Directors in 2003.  Prior to joining the Company, Mr. Berry was Vice President Sales & Marketing for BOC Cryostar, AG in Switzerland from 1996 to 2000 and principal of a private consulting practice from 2001 to 2003.  Mr. Berry has over 30 years executive experience in cryogenic equipment with Union Carbide, BOC Group and MVE International. He also has business start up, turnaround, sales/marketing and operations background experience, both domestic and international, in manufacturing and service based industries.

Adam M.  Michelin, became a member of the Company’s Board of Directors in June 2005 and serves as the Chairman of the Audit Committee.  Mr. Michelin is currently the President and Chief Executive Officer, of Redux Holdings, Inc. a position he has held since January 2006.  Mr. Michelin has held several executive leadership positions including, CEO for Enterprise Group from March 2005, Principle of Kibel Green, Inc., a position he held for 11 years prior to joining Enterprise Group, and Partner of KPMG for 10 years.  Mr. Michelin has over 30 years of practice in the areas of executive leadership, operations and is very experienced in evaluating, structuring and implementing solutions for companies in operational and/or financial crisis.  Mr. Michelin received his Juris Doctorate from the University of West Los Angeles and his Bachelor of Science from Tri State University.

Gary C. Cannon, served as Director and Corporate Secretary June 2005 to May 2009. Mr. Cannon continues to serve as Corporate Legal Counsel to the Company and serves on the Company’s Advisory Board and Compensation Committee. Prior to joining the Company in June 2005, Mr. Cannon was securities counsel and compliance officer for The Affordable Energy Group, Inc. from November 2004 to May 2005, and general and securities counsel for World Transport Authority, Inc. from July 2003 to November 2004.  Mr. Cannon was in private practice from August 2000 to July 2003, and has practiced law for the past 21 years, representing all sizes of businesses in such areas as, formation, mergers and acquisitions, financing transactions, tax planning, and employee relations.  Mr. Cannon has done extensive securities work and has served as a compliance officer for companies with respect to the Sarbanes-Oxley Act, and other compliance matters.  Mr. Cannon obtained his Juris Doctorate from National University School of Law, his Masters of Business degree from National University and his Bachelor of Arts from United States International University.

Stephen L. Scott served on the Company’s board from 2006 to November 2008.  Since 1996, Mr. Scott has been President of Technology Acquisition Group.  Mr. Scott is a management and organizational consultant with over 20-years experience with diverse manufacturing businesses, including a specific background with developmental stage companies, providing expertise in corporate growth planning, strategic partner development, finance, operations, team building, product opportunity identification, corporate re-engineering and mergers and acquisitions. In addition Mr. Scott has performed projects with Fortune 1000 firms such as IBM, GE, AT&T, Bristol-Myers Squibb, Warner-Lambert, Johnson & Johnson and Ayerst-Wyeth. Mr. Scott received his Juris Doctorate and Masters of Business Administration degrees from National University and his Bachelor of Science degree from the University of Akron.

Larry G. Stambaugh, was elected as the Company’s Chairman of the Board on December 5, 2008 and became President and Chief Executive Officer on February 20, 2009.  Mr. Stambaugh is currently a Principal of Apercu Consulting, a firm that he established in 2006. From December 1992 to January 2006, Mr. Stambaugh served as Chairman and CEO of Maxim Pharmaceuticals, a public company developing cancer and infectious disease drugs which he co-founded. From December 2007 to February 2008, Mr. Stambaugh reorganized two biotechnology companies owned by Arrowhead Research Corporation, a public holding company, Calando Pharmaceuticals and Insert Therapeutics and served as each of the subsidiaries’ CEO.  Mr. Stambaugh has more than 30 years experience building global businesses and setting strategies and has an extensive background in life sciences and clean tech including relationships with and knowledge of Contract Research Organizations, biotech and pharmaceutical companies Mr. Stambaugh serves on several boards including EcoDog, Ridge Diagnostics, Corporate Directors Forum and BioCom.  Mr. Stambaugh earned his BBA Accounting/Finance from Washburn University in 1969.

Dee S. Kelly, CPA, has served as CFO, Vice President of Finance for the Company since August 2003.  Ms. Kelly was formerly with Ernst & Young, LLP and has over 25 years experience in public and private accounting.  She has held executive financial positions with international bio-tech and medical device manufacturers.   Ms. Kelly joined the Company in 2003.  Prior to joining the Company in 2003, Ms. Kelly held positions of  Corporate Controller for MacGillivray Freeman Films from 2000 to 2001, Corporate Controller for Masimo Corporation, a manufacturer of patient monitoring devices from 2001 to 2002 and principal of a private consulting practice since 2002.  Ms. Kelly also served as Vice President, Controller for Equifax Financial Services, Inc.

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

The following directors hold a directorship in other reporting companies:  Adam Michelin is Director, CEO/President and Treasurer of Redux Holdings, Inc. a publicly traded company.  Carlton Johnson is Director for both Patriot Scientific Corporation and Peregrine Pharmaceuticals, Inc.

None of the other directors or officers hold a directorship in any other reporting company.

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

Corporate Governance Guidelines and Corporate Code of Ethics for Principal Executive Officers and Senior Financial Officers.

The Board of Directors exercises oversight of the performance of the Chief Executive Officer and other senior management to assure that the long-tem interests of the shareholders are being served.  The Board regularly monitors the effectiveness of management policies and decisions, including the execution of the Company’s strategies.  The Board of Directors has adopted a Board of Directors Code of Conduct applicable to all directors and has written charters for Board committees which provide the framework for the governance of the Company and are available, free of charge, upon request to the Corporate Secretary, CryoPort, Inc. 20382 Barents Sea Circle, Lake Forest, CA, 92630.

The Board has adopted a Corporate Code of Ethics applicable to the directors, Chief Executive Officer, the Chief Financial Officer, all senior financial officers and all other employees. The Corporate Code of Ethics of the Company is available, free of charge, upon request to the Corporate Secretary, CryoPort, Inc. 20382 Barents Sea Circle, Lake Forest, CA, 92630.

Board of Directors Meetings and Committees:

During the fiscal year ended March 31, 2009, there were eleven meetings of the board of directors as well as several actions taken with the unanimous written consent of the directors.  The Board has established an Audit Committee and a Compensation and Governance Committee.  The Board is currently reviewing the requirements for and the need to set up an executive committee and other committees to help its board of directors oversee the operations of the Company.

Compensation and Governance Committee

The current members of the Compensation and Governance Committee as appointed by the Board are Thomas Fischer, Chairman, Gary Cannon and Steven Puente. Mr. Cannon resigned from his director position in May 2009, but continues to serve as an Advisory Board member and Corporate Legal Counsel for the Company.  Mr. Puente is an Advisory Board member and an outside expert consultant serving on the Compensation and Governance Committee.

Nominating Procedures and Criteria

The Company does not have a formal nominating committee.  The function of the nominating committee is handled by the Company’s Compensation and Governance Committee.

Compensation Committee Interlocks and Insider Participation

Gary Cannon served as Secretary of the Company from June 2005 to May 2009, none of the other members of the Compensation Committee is or has been an officer or employee of the Company.

Audit Committee

The Company’s Board of Directors has a formally established audit committee and an adopted Audit Committee Charter.  During the year ended March 31, 2009, the Company’s Audit Committee held two meetings.  In addition, the audit committee regularly held discussions regarding the consolidated financial statements of the Company during the Board of Directors meetings.  The Company has determined that Adam Michelin, Audit Committee Chairman, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. of the Securities and Exchange Commission rules and is “independent” within the meaning of Rule 4200(a) (15) of the National Association of Securities Dealers. From April 1 to November 7, 2008, Mr. Fischer and Mr. Scott comprised the remaining audit committee members. On November 7, 2008, Mr. Scott resigned his position on the Board of Directors and Audit Committee. Mr. Michelin and Mr. Fischer continue as the remaining members of the audit committee.  The audit committee reviews the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls.

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

Based solely upon a review of the copies of such forms furnished to the Company, we believe that during the year ended March 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION.

2009 Executive Base Salary and Incentive Compensation Determination

Larry G. Stambaugh

Mr. Stambaugh was elected as Chairman of the Board on December 10, 2008 and subsequently as President and Chief Executive Officer on February 20, 2009.  Mr. Stambaugh, works as a consultant for the Company on a monthly retainer basis of $12,000 per month.  For the period December 2008 through February 2009 Mr. Stambaugh’s fees were recorded as director’s fees in his capacity as Chairman of the Board.  Once Mr. Stambaugh assumed the President and Chief Executive positions his fees were recorded as executive compensation.  On December 10, 2008, based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stambaugh was granted 500,000 warrants exercisable at $0.84 which vest over a three year period from inception date in equal proportion. The exercise price of the warrants is equal to or greater than the fair value of the Company’s stock as of the grant date.  Mr. Stambaugh does not currently have an employment contract with the Company.

Peter Berry

Mr. Berry served as the Company’s President and Chief Executive Officer from April, 2003 to February 20, 2009, when he resigned his position. Mr. Berry continues to serve as a Board director and as a consultant for the Company in an advisory role. Prior to his resignation, Mr. Berry had an annual base salary of $192,000.  Mr. Berry’s employment agreement with the Company which originally expired November 1, 2005, had been extended annually by approval of the Board and most recently in December 2008, based on the recommendations of the Compensation Committee, for additional one-year terms.  Effective November 1, 2007, the Board approved a one year extension of Mr. Berry’s employment agreement with a monthly base salary for Mr. Berry of $16,000 for the period of November 1, 2007 to October 31, 2008 and an annual cash bonus of up to 40% of his base salary, based on goals and objectives met as recommended by the Compensation Committee and approved by the full Board of Directors.   Effective November 1, 2008, the Board approved an additional one year renewal of Mr. Berry’s Employment Agreement with a monthly base salary of $16,000 and an annual cash bonus of up to 50% of his base salary, based on goals and objectives met as recommended by the Compensation Committee and approved by the full Board of Directors.   In November and December 2008 Mr. Berry voluntarily took a reduction in his monthly pay to $14,500 per month.  In February 2008, the Board approved a $30,000 cash bonus for Mr. Berry.  Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Berry was granted incentive awards of 26,200 fully vested warrants exercisable at $0.75 per share on August 27, 2007 and 26,200 fully vested warrants exercisable at $1.07 per share on February 28, 2008. The exercise prices of the warrants are equal to the fair value of the Company’s stock as of the grant dates.  During his employment term, Mr. Berry also received compensation in the form of health care benefits from the Company.  Starting March 1, 2009, Peter Berry entered into a Consulting Agreement to provide advisory services to the Company for the period of March 1, 2009 through January 1, 2010.  The compensation for Mr. Berry’s services under this agreement was set for $16,000 for the month of March 2009 and $28,890 for each month thereafter until expiration of the contract.

Dee S. Kelly

Ms. Kelly has served as the Company’s Chief Financial Officer and Vice President, Finance since August 2003.  Ms. Kelly, a California licensed Certified Public Accountant, works as a consultant for the Company on a monthly retainer basis of $10,000 per month.  As of March 31, 2009, the Company owed Ms. Kelly $4,000 in accrued pay.  Based on the recommendation of the Compensation Committee and approval by the Board, Ms. Kelly was granted incentive awards of 61,000 fully vested warrants exercisable at $1.07 per share on February 28, 2008. The exercise price of the warrants is equal to the fair value of the Company’s stock as of the grant date.  Ms. Kelly does not have an employment contract with the Company.

Kenneth G. Carlson

Mr. Carlson has served as the Company’s Vice President of Sales and Marketing since August 2005.  During fiscal 2009 Mr. Carlson received monthly salary of $10,000 from April through October and $8,000 per month for November through March 2009.   As of March 31, 2009, the Company had accrued $3,000 of current deferred salary owed to Mr. Carlson as the result of voluntary salary deferrals.  Mr. Carlson does not work under an employment contract.  Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Carlson was granted incentive awards of 65,000 fully vested warrants exercisable at $1.07 per share on February 28, 2008. The exercise price of the warrants is equal to the fair value of the Company’s stock as of the grant date.  Mr. Carlson also received compensation in the form of health care benefits from the Company.

Bret Bollinger

Mr. Bollinger became the Company’s Vice President of Operations in February 2008.  Mr. Bollinger currently receives an annual salary of $130,000 per year pursuant to an employment contract.  As of March 31, 2009, the Company had accrued $3,000 of current deferred salary owed to Mr. Bollinger as the result of voluntary salary deferral.  Under the terms of his employment agreement, Mr. Bollinger is eligible for an annual bonus of up to 50% of his base salary based on goals and objectives met, payable in either cash or warrants, as determined by the Chief Executive Officer and approved by the Board of Directors.  As of March 31, 2009, Mr. Bollinger’s annual bonus for fiscal 2009 had not yet been determined.   Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Bollinger was granted incentive awards of 150,000 warrants exercisable at $1.07 per share on February 28, 2008 which vest at a rate of 50,000 upon grant date, 50,000 on February 28, 2009 and 50,000 on February 28, 2010.  The exercise price of the warrants is equal to the fair value of the Company’s stock as of the grant date.  Mr. Bollinger also receives compensation in the form of health care benefits from the Company.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, and three other most highly compensated executive officers for the years ended March 31, 2009 and 2008.

Name and Principal Position	Fiscal Year	Salary $	Bonus $	Option and Warrant Awards $ (4)	All Other Compensation $	Total $
Larry Stambaugh, President and Chief Executive Officer	2009	$12,000	$-	$-	$-	$12,000
and Chairman (1)	2008	$-	$-	$-	$-	$-

Peter Berry, former President and Chief Executive Officer	2009	$237,000	$-	$-	$7,040	$244,040
and Director (2)	2008	$136,000	$30,000	$47,395	$3,300	$216,695

Dee S. Kelly, Vice President, Finance (3)	2009	$120,000	$-	$-	$-	$120,000
	2008	$106,000	$16,000	$64,639	$-	$186,639

Kenneth Carlson, Vice President, Sales	2009	$110,000	$-	$-	$5,234	$115,234
and Marketing (4)	2008	$106,000	$14,000	$68,877	$4,540	$193,417

Bret Bollinger, Vice President	2009	$130,000	$-	$57,398	$6,890	$194,288
Operations (6)	2008	$21,667	$-	$52,983	$1,196	$75,846
_____________

(1)
Mr. Stambaugh’s compensation as President, Chief Executive Officer starting March 1, 2009.  Prior to that Mr. Stambaugh was paid for his services as Chairman of the Board of Directors which is included in the Director compensation table below.

(2)
Mr. Berry’s compensation for the year ended March 31, 2009 includes $16,000 he received in March 2009 for consulting services performed subsequent to his resignation as President and Chief Executive Officer on February 20, 2009.

(3)	Ms. Kelly bills the Company for her earnings as a part-time contract employee and deferred approximately $4,000 and $20,000 of her billings during fiscal year 2009 and 2008, respectively.

(4)
Reflects the dollar amount recognized for financial reporting purposes for the years ended March 31, 2009 and 2008, in accordance with SFAS 123(R) of warrant and stock option awards pursuant to the 2002 Stock Option Plan, and thus includes amounts from awards granted in and prior to 2008.  Assumptions used in the calculation of these amounts are included in Note 12, Stock Options and Warrants.  All stock warrants were granted at the closing market price of the Company’s stock on the date of grant.  See Note 12 – Stock Options and Warrants.

(5)	Salary amount for Mr. Carlson includes $3,000 accrued salary as of March 31, 2009 for a voluntary short-term salary deferral.

(6)
Mr. Bollinger became Vice President of Operations in February 2008. At that time, he was granted 150,000 warrants of which 50,000 with a fair value of $52,983, vested upon issuance. The balance of warrants issued to Mr. Bollinger vest 50,000 in February 2009 and 50,000 in February 2010. Mr. Bollinger’s Option and Warrant awards for 2009 includes $57,398 related to the vesting of options granted in prior years. Salary amount for Mr. Bollinger includes $3,000 accrued salary as of March 31, 2009 for a voluntary short-term salary deferral.

The All Other Compensation column in the 2009 Summary Compensation Table consists of the following:

Name and Principal Position	Fiscal Year	Perquisites and Other Personal Benefits $	Tax Reimburse-ments $	Insurance Premiums $	Company Contributions to 401(k) plan $ (1)	Severance Payments/ Accruals $	Change in Control Payments /Accruals $	Total $

Larry Stambaugh, President and Chief Executive Officer	2009	$-	$-	$-	$-	$-	$-	$-
and Chairman	2008	$-	$-	$-	$-	$-	$-

Peter Berry, former	2009	$-	$-	$7,040	$-	$-	$-	$7,040
Chief Executive Officer and Director	2008	$-	$-	$3,300	$-	$-	$-	$3,300

Dee S. Kelly,	2009	$-	$-	$-	$-	$-	$-	$-
Vice President, Finance	2008	$-	$-	$-	$-	$-	$-

Kenneth G. Carlson,	2009	$-	$-	$5,234	$-	$-	$-	$5,234
Vice President, Sales and Marketing	2008	$-	$-	$4,540	$-	$-	$-	$4,540

Bret Bollinger,	2009	$-	$-	$6,890	$-	$-	$-	$6,890
Vice President, Operations	2008	$-	$-	$1,196	$-	$-	$-	$1,196
__________________
(1)	The Company does not currently offer a 401(k) plan due to the low number of eligible employees.

Outstanding Equity Awards at Fiscal Year-End:

The following table provides information on the holdings of equity awards by the named executive officers as of March 31, 2009.

Warrant and Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options and Warrants (#)	Exercise Price ($)	Expiration Date

Larry Stambaugh	12/5/08	-	-	500,000	$0.84	12/4/18

Peter Berry	11/1/02	500,000	-	-	$0.50	11/1/12
	4/1/03	250,000	-	-	$0.50	4/1/13
	11/1/03	250,000	-	-	$0.60	11/1/13
	8/1/04	210,970	-	-	$0.04	8/1/14
	8/27/07	26,200	-	-	$0.75	8/27/17
	2/28/08	26,200	-	-	$1.07	2/27/18

Dee S. Kelly	10/1/03	75,000	-	-	$0.60	10/1/13
	8/1/04	36,752	-	-	$0.04	8/1/14
	8/3/06	158,500	-	-	$1.00	8/3/16
	1/3/07	61,000	-	-	$0.28	1/3/17
	2/28/08	61,000	-	-	$1.07	2/27/18

Kenneth G. Carlson	8/3/06	157,000	-	-	$1.00	8/3/16
	1/3/07	65,000	-	-	$0.28	1/3/17
	2/28/08	65,000	-	-	$1.07	2/27/18

Bret Bollinger	2/28/08	100,000	-	50,000	$1.07	2/27/18

Aggregated Warrant and Option Exercises in last Fiscal Year and Fiscal Year-End Warrant and Option Values:

	Shares Acquired on	Value	Number of Shares Underlying Unexercised Warrants and Options at March 31, 2009		Value of Unexercised In-the-Money Warrants and Options at March 31, 2009 (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Larry G. Stambaugh	-	-	-	500,000	$-	$-
Peter Berry	150,022	$135,020	1,263,370	-	$135,485	-
Dee S. Kelly	-	-	392,252	-	$34,236	-
Kenneth G. Carlson	-	-	287,000	-	$16,900	-
Bret Bollinger	-	-	100,000	50,000	$-	$-
_____________________

(1)  The values of the unexercised in-the-money warrants and options have been calculated on the basis of the estimated fair market value at March 31, 2009 of based on average selling price of recent unregistered common stock sales of $0.54, less the applicable exercise price, multiplied by the number of shares acquired on exercise.

Pension Benefits

None of the Company’s named executive officers are covered by a defined pension plan, defined contribution plan, or other similar benefit plan that provides for payments or other benefits.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not maintain any nonqualified compensation plans.

Director Compensation

Compensation for the Board of Directors is governed by the Company’s Compensation and Governance Committee.  The Company began making cash payments to the directors as approved by the Compensation and Governance Committee in October 2007.  Directors who are also employees do not receive any additional compensation for services performed as a member of the Company’s Board of Directors or any committees thereof.  Non-employee directors other than the Chairman of the Board receive an annual cash retainer fee of $12,700, payable in quarterly installments of $3,175 each.  Non-employee directors each receive meeting fees of $1,000 for scheduled quarterly board meetings, $500 for special board meetings and $1,000 for shareholder meetings, if any.  Committee members receive fees of $1,000 for audit committee meetings, and $900 for compensation committee meetings. Certain Board positions receive additional quarterly retainer fees as follows: Compensation Committee Chairman $1,250, Board Vice Chairman $1,275, Chairman of the Audit Committee $1,850 and Board Secretary $1,600. The Chairman of the Board position received all inclusive monthly fees of $12,000 until he was also elected as President and Chief Executive Officer in February 2009 at which time these fees became executive compensation as discussed above.  From time to time the Company grants stock warrants to the directors with exercise prices equal to the fair value as of grant date based on external expert reports and guidance through the Compensation and Governance Committee recommendations.

Director Compensation Table

The following table sets forth the director compensation of the non-employee directors of the Company during the year ended March 31, 2009.

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Warrant and Option Awards ($) (2)	Total ($)
Larry G. Stambaugh (7)	$36,000	—	$28,895	$64,895
Gary C. Cannon (3)	$26,850	—	$21,459	$48,309
Thomas Fischer (4)	$32,550	—	$26,408	$58,958
Adam M. Michelin (5)	$27,600	—	$22,140	$49,740
Stephen L. Scott (6)	$14,775	—	$3,417	$18,192
___________________

(1)	Fees Paid in Cash as shown in this schedule represent payments and accruals for directors’ services earned for the period of April 1, 2008 through March 31, 2009.

(2)
Reflects the dollar amount recognized for financial reporting purposes for the year ended March 31, 2009, in accordance with SFAS 123(R) of warrant and stock option awards pursuant to the 2002 Stock Option Plan, and thus includes amounts from the vesting of awards granted in and prior to 2009.  Assumptions used in the calculation of these amounts are included in Note 11, Stock Options and Warrants.  All stock warrants were granted at or higher than the closing market price of the Company’s stock on the date of grant.

(3)
Mr. Cannon was granted 59,200 fully vested warrants with an average exercise price of $0.57 during the year ended March 31, 2009 for his services as a director, Corporate Secretary, and member of the Compensation and Governance Committee.  Mr. Cannon serves as General Counsel for the Company pursuant to a retainer arrangement.  For the year ended March 31, 2009 he was paid a total of $108,050 for retainer and out of pocket fees.  Mr. Cannon was also granted additional 36000 fully vested warrants with an average exercise price of $0.82 and combined Black Scholes valuation of $24,206 as of grant dates, for his legal services during the year ended March 31, 2009 as General Counsel for the company (See Note 13 of the accompanying consolidated financial statements).

(4)
Mr. Fischer was granted 59,200 fully vested warrants with an average exercise price of $0.57 during the year ended March 31, 2009 for his for his service as a director, Vice-Chairman, Chairman of the Compensation and Governance Committee and member of the Audit Committee.

(5)
Mr. Michelin was granted 49,740 fully vested warrants with an average exercise price of $0.58 during the year ended March 31, 2009 for his for his service as a director and Chairman of the Audit Committee.

(6)
Prior to his resignation from the Board on November 7, 2008, Mr. Scott was granted 18,192 fully vested warrants with an average exercise price of $0.84 during the year ended March 31, 2009 for his for his service as a director and member of the Audit Committee.

(7)
Mr. Stambaugh was elected on December 10, 2008 as Chairman of the Board for a monthly fee of $12,000.  Amounts in this Board Compensation table represent amounts paid to Mr. Stambaugh in his capacity as Chairman of the Board until February 20, 2009 when he was also elected to serve the positions of President and Chief Executive Officer.  On December 10, 2009 Mr. Stambaugh was granted incentive awards of 500,000 warrants exercisable at $0.84 per share which vest over a three year period from inception date in equal proportion.

Employment Contracts:

Prior to his voluntary resignation on February 20, 2009, Mr. Berry was subject to an employment agreement with the Company dated November 1, 2002, as amended March 17, 2003, pursuant to which he has been employed as the Company’s President and Chief Executive Officer.  Based on the recommendations of the Compensation Committee, in December 2005, December 2006, November 2007 and again in December 2008, the Board has approved the extension of Mr. Berry’s employment contract for additional one-year terms with the same base salary as that provided for in the last year of the original employment agreement.  Under the extended terms of his employment agreement, Mr. Berry’s current annual salary is $192,000 and he is eligible for an annual cash bonus of up to 40% of his base salary, based on goals and objectives met as recommended by the Compensation Committee and approved by the full Board of Directors.  On November 1, 2002, pursuant to the Agreement, the Company granted Mr. Berry a stock option to purchase up to 500,000 shares of common stock at an exercise price of $.50 per share, which option vested as to 125,000 shares on the first anniversary of the date of grant, and thereafter vests in 36 equal monthly installments through November 11, 2006.  In the event that the Company terminates Mr. Berry’s employment without “cause”, as defined in the Agreement, or fails to renew the Agreement except for “cause”, then upon such termination, the Company is obligated to pay to Mr. Berry as severance an amount equal to his then current base salary, plus any earned incentive bonus.  In March 2003, the Agreement was amended to reflect Mr. Berry’s agreement to a reduced base salary during the first year of $60,000, and agreement to forego eligibility for an incentive bonus for such year.  In exchange for the foregoing, the Company granted Mr. Berry an additional stock option to purchase an additional 250,000 shares of its common stock at a price of $.50 per share.  The option was vested as to 125,000 shares on the date of grant, and 62,500 shares on each of September 30, 2003 and March 31, 2004.  All other terms of the Agreement remained unchanged. The agreement was further amended by board consent, due to the financial condition of the company in 2004 at Mr. Berry’s request, to eliminate the 100% bonus provision per the contract in year two and defer this bonus into the third year of the employment contract. This entitled Mr. Berry to earn up to 200% of his then salary in the third contract year.   Mr. Berry’s bonus earned for the third year of the Agreement was approved for a total of $100,000 which was included in Mr. Berry’s accrued salaries as of March 31, 2006 and converted into a note payable during fiscal 2007.  Mr. Berry’s bonuses earned for the years ended March 31, 2009 and 2007 based on the terms of the agreement were approved by the Board for $30,000 each year. Starting March 1, 2009, Peter Berry entered into a Consulting Agreement to provide advisory services to the Company for the period of March 1, 2009 through January 1, 2010.  The compensation for Mr. Berry’s services under this agreement was set for $16,000 for the month of March 2009 and $28,890 for each month thereafter until expiration of the contract.

Bret Bollinger is subject to an employment agreement which became effective February 1, 2008 pursuant to which he is employed as the Company’s Vice President of Operations.  Under the terms of his employment agreement, as approved by the Compensation Committee, Mr. Bollinger’s current annual salary is $130,000 and he is eligible for an annual cash bonus of up to 30% to 50% of his base salary based on targeted goals and objectives met, payable in either cash or warrants, as determined by the Chief Executive Officer and approved by the Board of Directors. Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Bollinger was granted incentive awards of 150,000 warrants exercisable at $1.07 per share on February 28, 2009 which vest at a rate of 50,000 upon grant date, 50,000 on February 28, 2009 and 50,000 on February 28, 2010.  The exercise price of the warrants is equal to the fair value of the Company stock as of the grant date. In the event that the Company terminates Mr. Bollinger’s employment without “cause”, as defined in the Agreement, then upon such termination, the Company is obligated to pay to Mr. Bollinger as severance an amount equal to six months of his then current base salary.

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

Equity Compensation Plan Information:

The Company currently maintains one equity compensation plan, referred to as the 2002 Stock Incentive Plan (the “2002 Plan”).  The Company’s Compensation and Governance Committee is responsible for making reviewing and recommending grants of options under this plan which are approved by the Board of Directors. The 2002 Plan, which was approved by its shareholders in October 2002, allows for the grant of options to purchase up to 5,000,000 shares of its common stock.  The 2002 Plan provides for the granting of options to purchase shares of the Company’s common stock at prices not less than the fair market value of the stock at the date of grant and generally expire ten years after the date of grant.  The stock options are subject to vesting requirements, generally 3 or 4 years.  The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. During fiscal 2009, the Company issued 82,693 shares of common stock resulting from exercises of stock options issued pursuant to the 2002 Plan at an average price of $0.04 per share for proceeds of $3,307 and issued 150,022 shares of common stock from the cashless exercises of a total of 157,000 stock options issued pursuant to the 2002 Plan.

In May 2009, the Company issued 110,345 shares of common stock from exercises of a total of 119,000 cashless stock options issued pursuant to the 2002 Plan.  No other restricted shares have been granted pursuant to the 2002 Plan as of June 27, 2009.

The following table sets forth certain information as of March 31, 2009 concerning the Company’s common stock that may be issued upon the exercise of options or pursuant to purchases of stock under its 2002 Plan:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	2,198,920	$0.49	2,511,387

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
	2,198,920	$0.49	2,511,387

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners:

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of June 27, 2009, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and named executive officers as a group.  As of June 27, 2009, there were 43,913,830 shares of common stock outstanding.  Unless otherwise indicated, the address of each beneficial owner listed below is c/o CryoPort, Inc., 20382 Barents Sea Circle, Lake Forest, California 92821.

The following table gives effect to the shares of common stock issuable within 60 days of  June 22, 2009, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date.  Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned:

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Executive Officers and Directors:

Peter Berry	1,344,715	(1)	1.4%
Larry G. Stambaugh	125,000	(1)	0.1%
Dee S. Kelly	443,252	(1)	0.5%
Kenneth G. Carlson	287,000	(1)	0.3%
Gary C. Cannon	322,750	(1)	0.3%
Adam M. Michelin	243,500	(1)	0.3%
Thomas S. Fischer, PhD	249,700	(1)	0.3%
Stephen L. Scott	134,531	(1)	0.1%
Bret Bollinger	100,000	(1)	0.2%
Carlton M. Johnson	-		-

All directors and named executive officers as a group (10 persons)	3,312,678		3.5%

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (3)

Other Stockholders:
BridgePointe Master Fund, Ltd.	17,789,834	(1) (2)	4.9%
Enable Growth Partners LP	15,782,810	(1) (2)	4.9%

(1)
Includes shares which individuals shown above have the right to acquire as of June 27, 2009, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows:  Mr. Stambaugh – 125,000; Mr. Berry - 1,144,370 shares;; Ms. Kelly -443,252 shares; Mr. Carlson – 287,000 shares; Mr. Cannon – 322,750 shares; Mr. Michelin – 243,500 shares; Mr. Fischer – 249,700 shares;  Mr. Scott – 134,550 shares; Mr. Bollinger – 162,200 shares; BridgePointe Master Fund, Ltd – 11,039,621 shares and Enable Growth Partners LP – 9,884,576 shares.

(2)
Includes shares which individuals shown above have the right to acquire as of March 31, 2009, or within 60 days thereafter, pursuant to outstanding convertible debentures as follows:  BridgePointe Master Fund, Ltd – 6,289,295 shares and Enable Growth Partners LP – 4,510,213 shares.

(3)
The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares, which the selling stockholder has the right to acquire within 60 days.  Nevertheless, for purposes of this table only for each selling stockholder does not give effect to the 4.9% limitation on the number of shares that may be held by each stockholder as agreed to in the warrant held by each selling stockholder which limitation is subject to waiver by the holder upon 61 days prior written notice to us (subject to a further non-waivable limitation of 9.8%)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of March 31, 2009 and 2008, the total amount of deferred salaries and accrued interest under this arrangement was $157,688 and $201,115, respectively, of which $67,688 and $129,115, respectively is recorded as a long-term liability in the accompanying consolidated balance sheets.  Interest expense related to this note was $10,573 and $3,165, respectively for the years ended March 31, 2009 and 2008.  Accrued interest related to this note payable amounted to $13,738 and $3,165 at March 31, 2009 and 2008, respectively, and is included in the note payable to officer in the accompanying consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. As of March 1, 2009 these unpaid payments totaled $18,000 and are included in the current liability portion of the note payable in the accompanying consolidated balance sheet. (see Note 9 of the accompanying consolidated financial statements).  Mr. Berry resigned his position as Chief Executive Officer in February 2009, however remains a director on the Board and continues to work as a consultant for the Company. Starting March 1, 2009, Peter Berry entered into a Consulting Agreement to provide advisory services to the Company for the period of March 1, 2009 through January 1, 2010.  The compensation for Mr. Berry’s services under this agreement was set for $16,000 for the month of March 2009 and $28,890 for each month thereafter until expiration of the contract.

Since June 2005, the Company has retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee.  From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors.  Mr. Cannon continues to serve as Corporate Legal Counsel for the Company and serves as a member of the Advisory Board. In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month.  During the years ended March 31, 2009 and 2008, the total amount expensed by the Company for retainer fees and out of pocket expenses was $108,050 and $88,248, respectively.  From October 2008 through March 31, 2009 Mr. Cannon agreed to defer a portion of his monthly payments and as of March 31, 2009 a total of $15,000 had been deferred is included in accounts payable in the accompanying consolidated balance sheet.  Additionally, during the years ended March 31, 2009 and 2008, the Company expensed board fees for Mr. Cannon totaling $24,000 and $12,650, respectively and at March 31, 2009 $15,000 of deferred board fees was included in accrued expenses.  During fiscal year 2009 Mr. Cannon was granted a total of 95,150 warrants with an average exercise price of $0.67 per share, and 72,800 warrants with an average exercise price of $0.93 during fiscal 2008. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the fair value of the Company’s shares on the grant date.

As of March 31, 2009 and 2008, the Company had aggregate principal balances of $1,129,500 and $1,249,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005.  These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which commenced April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to the current maximum aggregate payment of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.  Related-party interest expense under these notes was $71,646 and $78,243 for the years ended March 31, 2009 and 2008, respectively.  Accrued interest, which is included in related party notes payable in the accompanying consolidated balance sheets, related to these notes amounted to $554,260 and $482,584 as of March 31, 2009 and 2008, respectively.  As of March 31, 2009, the Company had not made the required payments under the related party notes which were due on January 1, February 1, and March 1, 2009.  However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default.  On April 29, 2009, May 30, 2009, and June 26, 2009, the Company paid the January 1, February 1 and March 1 payments respectively, due on these related party notes.  Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods (see Note 13 of the accompanying consolidated financial statements).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee which is currently composed of two independent directors and the Company’s Vice President of Finance, has selected KMJ Corbin & Company LLP as independent accountants to audit the Company’s books, records, accounts and financial statements for the fiscal year ended March 31, 2009.  KMJ Corbin & Company LLP previously audited the Company’s financial statements during the fiscal year ended March 31, 2008.

Audit, Audit Related, Tax and Non-Audit Fees:

Aggregate fees for professional services rendered to the Company by KMJ Corbin & Company LLP for the years ended March 31, 2009 and 2008 were as follows:

Services Provided	2009	2008
Audit Fees	$90,645	$70,360
Audit Related Fees	8,030	15,700
Tax Fees	6,330	8,520
All Other Fees	-	-
Total	$105,005	$94,580

Audit Fees.  The aggregate fees billed for the years ended March 31, 2009 and 2008 were for the audits of the Company’s financial statements and reviews of the interim financial statements included in the annual and quarterly reports.

Audit Related Fees.  Audit related fees for the year ended March 31, 2009 were incurred as a result of the Company’s S-1 and S-8 filings.  There were no fees billed for the year ended March 31, 2008 for the audit or review of the Company’s financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended March 31, 2009 and 2008 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  There were no other fees billed for the years ended March 31, 2009 and 2008 other than the services described above.

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

Index to Financial Statements

Page in Exhibit 13.1

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets at March 31, 2009 and 2008	F-2

Consolidated Statements of Operations for each of the two
		years in the period ended March 31, 2009	F-3

Consolidated Statements of Stockholders’
Deficit for each of the two years in the
		period ended March 31, 2009	F-4

Consolidated Statements of Cash Flows for each of the two
		years in the period ended March 31, 2009	F-5

		Notes to Consolidated Financial Statements	F-7

	2.	Financial Statement Schedules

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

CryoPort, Inc.

Dated: July 1, 2009	By: /s/ Larry G. Stambaugh
Larry G. Stambaugh
President and Chief Executive Officer

Dated: July 1, 2009	By: /s/ Dee S. Kelly
Dee S. Kelly
Chief Financial Officer, V.P. Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signatures	Title	Date
/s/ Larry G. Stambaugh	Chairman of the Board, President, Chief Executive Officer	July 1, 2009
Larry G. Stambaugh

/s/ Thomas Fischer	Vice Chairman of the Board of Directors	July 1, 2009
Thomas Fischer, PhD

/s/ Carlton M. Johnson	Secretary and Director	July 1, 2009
Carlton M. Johnson

/s/ Adam M. Michelin	Director	July 1, 2009
Adam M. Michelin

/s/ Peter Berry	Director	July 1, 2009
Peter Berry

Item 15(a)3                                                                Exhibit Index

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit Number	Document

3.1	Corporate Charter for G.T.5-Limited issued by the State of Nevada on March 15, 2005.

3.2	Articles of Incorporation for G.T.5-Limited filed with the State of Nevada in May 25, 1990.

3.3.	Amendment to Articles of Incorporation of G.T.5-Limited increasing the authorized shares from 5,000,000 to 100,000,000 shares filed with the State of Nevada on October 12, 2004.

3.4	Amendment to Articles of Incorporation changing the name of the corporation from G.T.5-Limited to CryoPort, Inc. filed with the State of Nevada on March 16, 2005.

3.4.1	Amended and Restated Articles of Incorporation dated October 19, 2008.

3.5	Amended and Restated By-Laws of CryoPort, Inc. adopted by the Board of Directors on June 22, 2005.

3.6
Articles of Incorporation of CryoPort Systems, Inc. filed with the State of California on December 11, 2000, including Corporate Charter for CryoPort Systems, Inc. issued by the State of California on December 13, 2000.

3.7	By-Laws of CryoPort Systems, Inc. adopted by the Board of Directors on December 11, 2000.

3.8	CryoPort Systems, Inc. Stock Certificate Specimen.

3.9	Code of Conduct for CryoPort, Inc. pending adoption by Board of Directors.

3.10	Code of Ethics for Senior Officers of CryoPort, Inc. and subsidiaries pending adoption by Board of Directors.

3.11	Statement of Policy on Insider Trading pending adoption by Board of Directors.

3.12	CryoPort, Inc. Audit Committee Charter, under which the Audit Committee will operate, adopted by the Board of Directors on August 19, 2005.

3.13	CryoPort Systems, Inc. 2002 Stock incentive Plan adopted by the Board of Directors on October 1, 2002.

3.14	Stock Option Agreement ISO - Specimen adopted by the Board of Directors on October 1, 2002.

3.15	Stock Option Agreement NSO – Specimen adopted by Board of Directors on October 1, 2002.

3.16	Warrant Agreement – Specimen adopted by the Board of Directors on October 1, 2002.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8 information sheet and Assignment to CryoPort Systems, Inc. document.

3.17.6	CryoPort Systems, Inc. Trademark #7,748,667,3.

3.17.7	CryoPort Systems, Inc. Trademark #7,737,454,1.

4.1	Form of Debenture – Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007.

4.1.1	Amendment to Convertible Debenture dated February 19, 2008.

4.1.2	Amendment to Convertible Debenture dated April 30, 2008.

4.1.2.1	Annex to Amendment to Convertible Debenture dated April 30, 2008.

4.1.3	Amendment to Convertible Debenture dated August 29, 2008.

4.1.4	Amendment to Convertible Debenture effective January 27, 2008 and dated February 20, 2009.

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007.

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008.

4.4	Common Stock Purchase Warrant dated May 30, 2008.

4.5	Common Stock Purchase Warrant dated May 30, 2008.

10.1	Contracts

10.1.1	Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. signed on March 15, 2005.

10.1.2	Commercial Promissory Note between CryoPort, Inc. and D. Petreccia executed on August 26, 2005.

10.1.3	Commercial Promissory Note between CryoPort, Inc. and J. Dell executed on September 1, 2005.

10.1.4	Commercial Promissory Note between CryoPort, Inc. and M. Grossman executed on August 25, 2005.

10.1.5	Commercial Promissory Note between CryoPort, Inc. and P. Mullens executed on September 2, 2005.

10.1.6	Commercial Promissory Note between CryoPort, Inc. and R. Takahashi executed on August 25, 2005.

10.1.7	Lease Agreement between CryoPort Systems, Inc. and Brea Hospital Properties, LLC, executed on March 11, 2005.

10.18	Exclusive and Representation Agreement between Cryoport Systems, Inc. and CryoPort Systems, Ltda. executed on August 9, 2001.

10.1.9	Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006.

10.2	Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group.

10.2.1	Corrected Letter of Intent dated January 3, 2007, by CryoPort, Inc. and Commodity Sourcing Group.

10.3	Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC.

10.3.1	Corrected Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC.

10.4	Consultant Agreement dated April 18, 2007 between CryoPort, Inc. and Malone and Associates, LLC.

10.5	Lease Agreement dated July 2, 2007 between CryoPort, Inc. and Viking Investors – Barents Sea LLC.

10.6	Securities Purchase Agreement dated September 27, 2007.

10.7	Registration Rights Agreement dated September 27, 2007.

10.8	Security Agreement dated September 27, 2007.

10.9	Sitelet Agreement between FedEx Corporate Services, Inc. and CryoPort Systems, Inc. dated January 23, 2008.

10.10	Securities Purchase Agreement dated May 30, 2008.

10.11	Registration Rights Agreement dated May 30, 2008.

10.12	Waiver dated May 30, 2008

10.13	Security Agreement dated May 30, 2008.

10.14	Termination of Services Letter to First Capital Investors dated August 3, 2007.

10.15	Board of Directors Agreement between Larry G. Stambaugh and CryoPort, Inc. dated December 10, 2008.

*10.16
Rental  Agreement with FedEx Corporate Services and CryoPort, Systems Inc. dated May 15, 2009 (the Company has filed a Confidential Treatment Request under Rule 24b-5 of the Securities Exchange Act of 1934, for parts of this document).

17.1	Resignation Letter from Stephen Scott dated November 7, 2008.

*17.2	Resignation Letter from Peter Berry dated February 20, 2009.

*17.3	Resignation Letter from Gary C. Cannon dated May 4, 2008.

*13.1	Consolidated Financial Statements and related Notes thereto.

*23.1	Consent of Independent Registered Public Accounting Firm - KMJ Corbin & Company LLP.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer

*32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer

*	filed herewith

EXHIBIT INDEX

Exhibit No.	Description
3.1	State of Nevada Corporate Charter for G.T. 5- Limited, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.2	Articles of Incorporation Of G.T 5-Limited, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.3	Amendment to Articles of Incorporation of G T. 5-Limited issue 100M shares Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4	Amendment of Articles of Incorporation of G.T.5-Limited name change to CryoPort, Inc, Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4.1	Amended and Restated Articles of Incorporation, Incorporated by reference to the Company’s Current Report on Form 8-K dated October 19, 2007.

3.5	Amended and Restated By-Laws Of CryoPort, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.6	Articles of Incorporation CryoPort Systems, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.7	By-Laws of CryoPort Systems, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.8	CryoPort, Inc. Stock Certificate Specimen Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.9	Code of Conduct for CryoPort, Inc. Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.10	Code of Ethics for Senior Officers Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.11	Statement of Policy on Insider Trading Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.12	CryoPort, Inc. Audit Committee Charter Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.13	CryoPort Systems, Inc. 2002 Stock Incentive Plan Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.14	Stock Option Agreement ISO – Specimen Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.15	Stock Option Agreement NSO –Specimen Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.16	Warrant Agreement – Specimen Incorporated by reference to the Company’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 On File with Company

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 On File with Company

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 On File with Company

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7 On File with Company

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8 On File with Company

3.17.6	CryoPort Systems, Inc. Trademark #7,748,667,3 incorporated by reference to the Company's Form 10-Q dated December 31, 2008

3.17.7	CryoPort Systems, Inc. Trademark #7,737,454,1 filed herewith.

4.1
Form of Debenture – Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated November 9, 2007.

4.1.1	Amendment to Convertible Debenture dated February 19, 2008. Incorporated by reference to the Company’s Current Statement on Form 8-K dated March 7, 2008.

4.1.2	Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to the Company’s Current Statement on Form 8-K dated April 30, 2008.

4.1.2.1	Annex to Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to the Company’s Current Statement on Form 8-K dated April 30, 2008.

4.1.3	Amendment to Convertible Debenture dated August 29, 2008. Incorporated by reference to the Company’s Current Statement on Form 8-K dated September 3, 2008.

4.1.4	Amendment to Convertible Debenture effective January 27, 2009 and dated February 20, 2009. Incorporated by reference to the Company’s Current Statement on Form 8-K dated February 25, 2009.

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated November 9, 2007.

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

4.4	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008

4.5	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.1	Contracts

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

10.10	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.11	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.12	Waiver dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.13	Security Agreement dated May 30, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008.

10.14	Termination of Services Letter to First Capital Investors dated August 3, 2007. Incorporated by reference to the Company’s Current Report on Form 8-K dated August 3, 2008.

10.15	Board of Directors Agreement between Larry G. Stambaugh and CryoPort, Inc. dated December 10, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated January 8, 2009.

10.16
Rental Agreement with FedEx Corporate Services and CryoPort, Systems Inc. dated May 15, 2009 (the Company has filed a Confidential Treatment Request under Rule 24b-5, of the Security Exchange Act of 1933, for parts of this document). Filed Herewith.

13.1	Consolidated Financial Statements and Notes thereto for the periods ended March 31, 2008 and 2007. Filed Herewith.

17.1	Resignation Letter from Stephen Scott dated November 7, 2008. Incorporated by reference to the Company’s Current Report on Form 8-K dated November 12, 2008.

17.2	Resignation Letter from Peter Berry dated February 20, 2009. Filed Herewith.

17.3	Resignation Letter from Gary C. Cannon dated May 4, 2008. Filed Herewith.

23.1	Consent of Independent Registered Public Accounting Firm - KMJ Corbin & Company LLP. Filed Herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief/Financial Officer. Filed Herewith

32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer. Filed Herewith

32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer. Filed Herewith