Form 10-Q
period 2009-06-30
Cryoport, Inc.
filed 2009-08-19
CIK 1124524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 000-51578

CryoPort, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20382 BARENTS SEA CIRCLE, LAKE FOREST, CA	92630
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (949) 470-2300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of August 17, 2009 the Company had 46,579,884 shares of its $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CRYOPORT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$556,922	$249,758
Restricted cash	101,650	101,053
Accounts receivable, net	7,555	2,546
Inventories	512,556	530,241
Prepaid expenses and other current assets	166,749	170,399
Total current assets	1,345,432	1,053,997

Fixed assets, net	180,922	189,301
Intangible assets, net	268,230	264,364
Deferred financing costs, net	51,286	3,600
Other assets	30,367	61,294

	$1,876,237	$1,572,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$321,326	$218,433
Accrued expenses	90,640	90,547
Accrued warranty costs	18,743	18,743
Accrued salaries and related	221,108	206,180
Convertible notes payable and accrued interest, net of discount of $754,486 at June 30, 2009 and $13,586 at March 31, 2009	242,552	46,414
Current portion of convertible notes payable and accrued interest, net of discount of $3,514,107 at June 30, 2009 and $662,583 at March 31, 2009	1,994,748	3,836,385
Line of credit and accrued interest	90,300	90,310
Current portion of related party notes payable	150,000	150,000
Current portion of note payable to former officer	108,000	90,000
Liability for derivative instruments	13,664,537	-
Total current liabilities	16,901,954	4,747,012

Related party notes payable and accrued interest, net of current portion	1,520,554	1,533,760
Note payable to former officer and accrued interest, net of current portion	52,064	67,688
Convertible notes payable, net of current portion and discount of $5,968,629 at June 30, 2009 and $6,681,629 at March 31, 2009	-	-

Total liabilities	18,474,572	6,348,460

Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized; 43,913,830 at June 30, 2009 and 41,861,941 at March 31, 2009 shares issued and outstanding	43, 914	41,863
Additional paid-in capital	23,286,723	25,816,588
Accumulated deficit	(39,928,972)	(30,634,355)
Total stockholders’ deficit	(16,598,335)	(4,775,904)

	$1,876,237	$1,572,556

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended June 30,
	2009	2008

Net sales	$13,703	$13,424

Cost of sales	149,177	118,378

Gross loss	(135,474)	(104,954)

Operating expenses:
Selling, general and administrative expenses	728,309	560,040
Research and development expenses	87,725	110,791

Total operating expenses	816,034	670,831

Loss from operations	(951,508)	(775,785)

Other income (expense):
Interest income	1,481	12,814
Interest expense	(1,820,198)	(555,769)
Loss on sale of fixed assets	(797)	-
Change in fair value of derivative liabilities	3,134,298	-
Loss on extinguishment of debt	-	(6,902,941)

Total other income (expense), net	1,314,784	(7,445,896)

Income (loss) before income taxes	363,276	(8,221,681)

Income taxes	-	800

Net income (loss)	$363,276	$(8,222,481)

Net income (loss) per common share:
Basic	$0.01	$(0.20)
Diluted	$0.01	$(0.20)
Weighted average common shares outstanding:
Basic	42,939,649	41,018,074
Diluted	46,563,395	41,018,074

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$363,276	$(8,222,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,502	14,631
Amortization of deferred financing costs	7,904	17,162
Amortization of debt discount	1,555,691	418,275
Stock issued to consultants	106,807	28,500
Fair value of stock options and warrants issued to consultants, employees and directors	272,312	53,887
Change in fair value of derivative instrument	(3,134,298)	-
Loss on extinguishment of debt	-	6,902,941
Loss on sale of assets	797	-
Interest earned on restricted cash	(597)	(2,250)
Changes in operating assets and liabilities:
Accounts receivable	(5,009)	19,360
Inventories	17,685	(73,084)
Prepaid expenses and other assets	3,650	29,001
Accounts payable	102,893	1,561
Accrued expenses	93	9,398
Accrued warranty costs	-	(5,625)
Accrued salaries and related	14,928	(4,354)
Accrued interest	156,406	118,164

Net cash used in operating activities	(505,960)	(694,914)

Cash flows from investing activities:
Payment of trademark costs	(18,020)	(633)
Purchases of fixed assets	(9,766)	(29,499)

Net cash used in investing activities	(27,786)	(30,132)

Cash flows from financing activities:
Net proceeds from borrowings under convertible notes	926,500	1,062,500
Repayment of convertible notes	-	(117,720)
Repayment of borrowings on line of credit, net	-	(12,500)
Payment of deferred financing costs	(55,590)	(191,875)
Repayment of note payable	-	(12,000)
Repayments of related party notes payable	(30,000)	(30,000)
Repayments of note payable to officer	-	(18,000)
Proceeds from exercise of options and warrants	-	3,308

Net cash provided by financing activities	840,910	683,713

Net change in cash and cash equivalents	307,164	(41,333)

Cash and cash equivalents, beginning of period	249,758	2,231,031

Cash and cash equivalents, end of period	$556,922	$2,189,698

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$1,976		$5,620
Income taxes	$-		$800

Supplemental disclosure of non-cash activities:

Estimated fair value of common stock and warrants granted in connection with consulting agreement	$-		$28,500

Deferred financing costs in connection with convertible debt financing	$-		$84,202

Debt discount in connection with convertible debt financing	$823,209		$1,250,000

Conversion of debt and accrued interest to common stock	$846,632		$5,446

Cashless exercise of warrants	$110		$150

Cancellation of shares issued for debt principal reductions	$-		$117,720

Estimated fair value of warrants issued in connection with debt modification	$-		$5,858,344

Cumulative effect of accounting change to debt discount for derivative liabilities	$2,595,095		$-

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$9,657,893		$-

Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$4,217,730		$-

Estimated fair value of debt-related derivative liabilities reclassified from liabilities to additional paid-in capital	$593,303	$

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 1 - MANAGEMENT’S REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by CryoPort, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990 as a Nevada Corporation.  On March 15, 2005, CryoPort Systems, Inc., a California corporation founded in 1999 and incorporated on December 11, 2000, became the primary operating company of GT5 upon completion of a Share Exchange Agreement, whereby GT5 acquired all of the issued and outstanding shares of the Company in exchange for 24,108,105 shares of the Company’s common stock representing approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction.  In connection with this transaction, GT5 changed its name to CryoPort, Inc. CryoPort Systems, Inc. continues today as the operating company under CryoPort, Inc.

The principal focus of the Company is to provide the biotechnology and pharmaceutical industries with a cost effective frozen shipping solution, the CryoPort Express™ System, utilizing the Company’s newly developed product line, the CryoPort Express™ Shippers, for the frozen or cryogenic transport of biological and pharmaceutical materials. These biological materials include live cell pharmaceutical products; e.g., cancer vaccines, diagnostic materials, reproductive tissues, infectious substances and other items that require continuous frozen or cryogenic temperatures (less than -150°C).  The Company has historically designed and manufactured a line of reusable cryogenic dry vapor shippers. The Company’s primary mission is to provide reliable and cost effective solutions for the frozen transportation of biological materials in the life sciences industry.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of $35,124, incurred a net loss of $16,705,151 and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.  The Company generated revenues from operations of $13,703, had net income of $363,276, which included a gain on the change in fair value of the derivative liabilities of $3,134,298, and used cash of $505,960 in its operating activities during the three months ended June 30, 2009.  In addition, the Company had a working capital deficit of $15,556,522, and has cash and cash equivalents of $556,922 at June 30, 2009.  The Company’s working capital deficit at June 30, 2009 included $13,664,537 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures which were reclassified from equity during the quarter (see Note 10).  Currently management has projected that cash on hand, including cash borrowed under the convertible debentures issued in the first and second quarter of  fiscal 2010, will be sufficient to allow the Company to continue its operations only into the third quarter of fiscal 2010 until more significant funding can be secured.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Through August 6, 2009, the Company had raised proceeds of $1,176,500 under the Private Placement Debentures (see Note 9 and Note 13) and proceeds of $711,600 from the exercise of warrants.  As a result of these recent financings, the Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $1,089,000 as of August 10, 2009 which will be used to fund the working capital required for minimal operations including limited inventory build as well as limited sales efforts to advance the Company’s commercialization of the CryoPort Express™ Shippers until additional capital is obtained. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, allowances for inventory obsolescence, accrued warranty costs, deferred tax assets and their accompanying valuations, product liability reserves, valuation of derivative liabilities and the valuations of common stock, warrants and stock options issued for products or services.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash accounts in financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the FDIC deposit coverage limits to $250,000 per owner from $100,000 per owner.  At June 30, 2009 and March 31, 2009, the Company had $469,786 and $121,042, respectively, of cash balances, including restricted cash, which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 2.32% which serves as collateral for borrowings under a line of credit agreement (see Note 7).  At June 30, 2009 and March 31, 2009, the balance in the certificate of deposit was $101,650 and $101,053, respectively.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. Sales to international customers are generally secured by advance payments except for a limited number of established foreign customers.  The Company generally requires advance or credit card payments for initial sales to new customers.  The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.  Reserves for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient.  Accounts receivable at June 30, 2009 and March 31, 2009 are net of reserves for doubtful accounts and sales returns of approximately $600. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has limited foreign sales primarily in Europe, Canada, India and Australia.  Foreign sales are primarily to a small number of customers.  During the three month periods ended June 30, 2009 and 2008, the Company had foreign sales of approximately $1,003 and $6,300, respectively, which constituted approximately 7% and 47%, respectively, of net sales.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, note payable to officer, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except the related party notes payable, approximates fair value at June 30, 2009 and March 31, 2009. The difference between the fair value and recorded values of the related party notes payable is not material.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories

Inventories are stated at the lower of standard cost or current estimated market value.  Cost is determined using the standard cost method which approximates the first-in, first-out method.  The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements.  Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.  Raw materials, work in process and finished goods include material costs less reserves for obsolete or excess inventories.

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

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs.  The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful life of five years.  The Company capitalizes certain costs related to software developed for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years.  Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants using the Black-Scholes option pricing model.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2009 and March 31, 2009, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable.  Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.  During the three month period ended June 30, 2009, the Company capitalized deferred financing costs of $55,590.  During the three month periods ended June 30, 2009 and 2008, the Company amortized deferred financing costs of $7,904 and $17,162, respectively to interest expense.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accrued Warranty Costs

Estimated costs of the Company’s standard warranty, which is included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale. Costs related to servicing the extended warranty plan are expensed as incurred.

The following represents the activity in the warranty accrual account during the three month period ended June 30, 2009 and the year ended March 31, 2009:

	2009	2008

Beginning warranty accrual	$18,743	$29,993
Increase in accrual (charged to cost of sales)	-	750
Charges to accrual (product replacements)	-	(12,000)
Ending warranty accrual	$18,743	$18,743

Derivative Liabilities

Effective April 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, the Company's issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, were reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (see “Change in Accounting Principle” section below and Note 10).

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments .  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the straight-line amortization method which approximates the effective interest method (see Note 9).

Revenue Recognition

The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

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

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the three month periods ended June 30, 2009 and 2008, the Company expensed approximately $1,200 and $35,000, respectively, in advertising costs.

Research and Development Expenses

The Company expenses internal research and development costs as incurred. Third-party research and development costs are expensed when the contracted work has been performed.

Stock-Based Compensation

The Company accounts for share-based payments to employees and directors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123(R). Fair value is determined at the date of grant. In accordance with SFAS 123(R), the consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the three month periods ended June 30, 2009 and 2008 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

Plan Description

The Company’s stock option plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of June 30, 2009, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,310,042 shares available for future issuances.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

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

The following table presents the weighted average assumptions used to estimate the per share fair values of stock warrants granted to employees and directors during the three months ended June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
Stock warrants:
Expected term	5 years	5 years
Expected volatility	197%	218%
Risk-free interest rate	1.86% - 2.71%	2.84%-3.15%
Expected dividends	N/A	N/A

A summary of employee and director option and warrant activity for the three months ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	5,233,880	$0.69
Granted	210,000	$0.56
Exercised	(110,345)	$0.04
Forfeited	(8,655)	$0.04

Outstanding and expected to vest at June 30, 2009	5,324,880	$0.70	6.83	$118,637

Exercisable at June 30, 2009	4,774,870	$0.68	6.53	$118,637

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were 210,000 warrants with a weighted-average fair value of $0.51 per share and no stock options granted to employees and directors during the three months ended June 30, 2009 and 56,800 warrants and no stock options granted to employees and directors during the three months ended June 30, 2008.  In connection with the warrants granted and the vesting of prior warrants issued, during the three months ended June 30, 2009 and 2008, the Company recorded total charges of $143,174 and $53,887, respectively, in accordance with the provisions of SFAS 123(R), which have been included in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations.  No employee or director warrants or stock options expired during the three months ended June 30, 2009 and 2008.  The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of June 30, 2009, there was $252,055 of unrecognized compensation cost related to employee and director stock based compensation arrangements, which is expected to be recognized over the next two years.

The aggregate intrinsic value of stock options and warrants exercised during the three month periods ended June 30, 2009 and 2008 was $60,690 and $203,012, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS No. 109”), Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter "C" corporation and files a federal income tax return. The Company files separate state income tax returns for California and Nevada.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Income (Loss) Per Share

The Company has adopted SFAS No. 128, Earnings Per Share.  Basic income (loss) per common share is computed based on the weighted average number of shares outstanding during the period. Diluted income (loss) per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. For the three months ended June 30, 2009, the effect of 13,461,778 incremental shares from the assumed conversion of notes payable was anti-dilutive and thus not included in the diluted income per share calculation. For the three months ended June 30, 2008, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options and warrants on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 58,809,041 for the three month period ended June 30, 2008.

A reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per common share is as follows:

	Three Months Ended June 30,
	2009	2008
Numerator:
Net income (loss)	$363,276	$(8,222,481)

Denominator:
Weighted average shares outstanding for basic net income (loss) per share	42,939,649	41,018,074

Basic net income (loss) per common share	$0.01	$(0.20)

A reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per common share is as follows:

	Three Months Ended June 30,
	2009	2008
Numerator:
Net income (loss)	$363,276	$(8,222,481)

Denominator:
Weighted average common shares outstanding - basic	42,939,649	41,018,074
Effect of dilutive securities:
Incremental shares from assumed exercise of stock options and warrants	3,623,746	-
Adjusted weighted average common shares outstanding - diluted	46,563,395	41,018,074
Diluted net income (loss) per common share	$0.01	$(0.20)

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active ("FSP FAS 157-3") , which clarifies the application of SFAS 157 in an inactive market and to illustrate how an entity would determine fair value in an inactive market. In addition, in April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This pronouncement supersedes FSP SFAS 157-3 and is effective for periods ending after June 15, 2009.  The Company has concluded that the adoption of SFAS 157 and related FSPs for non-financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements (see Note 10 for fair value measurements related to derivative liabilities).

In November 2007, the EITF issued EITF Issue 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”).  EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has concluded that the adoption of EITF 07-01 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions, expense all direct transaction costs and account for the estimated fair value of contingent consideration.  This standard establishes an acquisition-date fair value for acquired assets and liabilities and fully discloses to investors the financial effect the acquisition will have.  The Company is evaluating the impact this pronouncement will have on any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (i) the manner in which an entity uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (“FSP FAS 107-1” and “APB 28-1”, respectively), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009.  The Company has concluded that the application of FSP FAS 107-1 and APB 23-1 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes standards of accounting and reporting for events occurring after the balance sheet date but before financial statements are issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The effective date of SFAS 165 is for annual and interim periods ending after June 15, 2009. The Company has evaluated subsequent events for disclosure and recognition after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46” (“SFAS 167”), and SFAS 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 167 amends the existing guidance around FIN 46(R), to address the elimination of the concept of a qualifying special purpose entity. Also, it replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides for additional disclosures about an enterprise’s involvement with a variable interest entity. SFAS 166 amends SFAS 140 to eliminate the concept of a qualifying special purpose entity, amends the derecognition criteria for a transfer to be accounted for as a sale under SFAS 140, and will require additional disclosure over transfers accounted for as a sale. The effective date for both pronouncements is for the first fiscal year beginning after November 15, 2009, and will require retrospective application. The Company does not expect the adoption of these two statements to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative, nongovernmental U.S. GAAP, along with rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. Although the Codification does not change GAAP, it substantially reorganizes the literature, and requires enterprises to revise GAAP references contained in financial statement disclosures. The effective date of SFAS 168 is for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Change in Accounting Principle

In June 2008, the FASB ratified EITF 07-05, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF 07-05”) , to address concerns regarding the meaning of  “indexed to an entity’s own stock” as outlined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities".  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase the Company's common stock and conversion options on convertible notes are considered indexed to the Company's common stock. The warrant and convertible debt agreements contain adjustment (or ratchet) provisions and accordingly, we determined that these instruments are not indexed to the Company’s common stock.  As a result, the Company is required to account for these instruments as derivatives or liabilities under SFAS No. 133.  The Company adopted EITF 07-05, beginning April 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, including the effects on the discounts on the convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting. Under EITF 07-05, the warrants and embedded conversion features will be carried at fair value and adjusted quarterly through earnings.

The following table summarizes the effect of the change in accounting principle on the unaudited consolidated balance sheet as of April 1, 2009:

	As Previously Reported	As Adjusted	Cumulative Adjustment
Liabilities and Stockholders’ Deficit:
Total liabilities	$6,348,460	$20,224,083	$13,875,623
Stockholders’ deficit:
Common stock	41,863	41,863	—
Additional paid-in capital	25,816,588	21,598,858	(4,217,730)
Accumulated deficit	(30,634,355)	(40,292,248)	(9,657,893)
Total stockholders’ deficit	(4,775,904)	(18,651,527)	(13,875,623)
Total liabilities and stockholders’ deficit	$1,572,556	$1,572,556	$—

NOTE 3 – INVENTORIES

Inventories at June 30, 2009 and March 31, 2009 consist of the following:

	June 30,	March 31,
	2009	2009
	(unaudited)
Raw materials	$358,789	$350,021
Work in process	6,988	7,253
Finished goods	146,779	172,967

	$512,556	$530,241

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(unaudited)
Furniture and fixtures	$23,253	$23,253
Machinery and equipment	649,717	640,748
Leasehold improvements	19,426	19,426
	692,396	683,427
Less accumulated depreciation and amortization	(511,474)	(494,126)

	$180,922	$189,301

Depreciation and amortization expense for fixed assets for the three months ended June 30, 2009 and 2008 was $17,348 and $14,631, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets are comprised of patents and trademarks and software developed for internal uses.  The gross book values and accumulated amortization as of June 30, 2009 and March 31, 2009 were as follows:

	June 30, 2009	March 31, 2009
	(unaudited)
Patents and trademarks	$65,395	$47,375
Software	282,112	282,112
	347,507	329,487
Less accumulated amortization	(79,277)	(65,123)

	$268,230	$264,364

Amortization expense for intangible assets for the three months ended June 30, 2009 and 2008 was $14,154 and $0, respectively. All of the Company’s intangible assets are subject to amortization.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 2, 2007, the Company entered into a new lease agreement with Viking Investors - Barents Sea, LLC for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease requires base lease payments of approximately $13,000 per month plus operating expenses. In connection with the lease agreement, the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company has capitalized and is amortizing the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long-term assets. As of June 30, 2009 and March 31, 2009, the unamortized balance of the value of the warrants issued to the lessor was $1,194 and $2,970, respectively, and is included in other assets in the accompanying consolidated balance sheets.  Total rental expense was approximately $43,000 and $46,000 for the three months ended June 30, 2009 and 2008, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued

Litigation

The Company may become a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition or results of operations.

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

NOTE 7 – LINE OF CREDIT

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on the prime rate plus 1% per annum (totaling 4.25% as of June 30, 2009). The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express™ One-Way Shipper. As of June 30, 2009 and March 31, 2009, the outstanding balance of the Line was $90,300 and $90,310, respectively, including accrued interest of $300 and $310, respectively.  During the three months ended June 30, 2009 and 2008, the Company made principal payments against the Line of zero and $12,500, respectively, and recorded interest expense of $910 and $1,119, respectively, related to the Line.  No funds were drawn against the Line during the three months ended June 30, 2009 and 2008.

NOTE 8 – NOTES PAYABLE

Related Party Notes Payable

As of June 30, 2009 and March 31, 2009, the Company had aggregate principal balances of $1,099,500 and $1,129,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to a maximum of $10,000 per month.  As of June 30, 2009, the aggregate principal payments totaled $10,000 per month.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $16,794 and $18,594 for the three months ended June 30, 2009 and 2008, respectively. Accrued interest, which is included in related party notes payable in the accompanying unaudited consolidated balance sheets, related to these notes amounted to $571,054 and $554,260 as of June 30, 2009 and March 31, 2009, respectively. As of June 30, 2009, the Company had not made the required payments under the related-party notes which were due on April 1, May 1, and June 1, 2009. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On July 31, 2009, the Company paid the April 1 note payments due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 8 – NOTES PAYABLE, continued

Note Payable to Former Officer

In August 2006, Peter Berry the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of June 30, 2009 and March 31, 2009, the total amount of deferred salaries and accrued interest under this arrangement was $160,064 and $157,688, respectively, of which $52,064 and $67,688, respectively, is recorded as a long-term liability in the accompanying consolidated balance sheets.  Interest expense related to this note was $2,376 and $2,943, respectively, for the three months ended June 30, 2009 and 2008.  Accrued interest related to this note payable amounted to $16,114 and $13,738 at June 30, 2009 and March 31, 2009, respectively, and is included in the note payable to officer in the accompanying consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. As of June 30, 2009 and March 31, 2009 these unpaid payments totaled $36,000 and $18,000, respectively, and are included in the current liability portion of the note payable in the accompanying unaudited consolidated balance sheets.  In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 16, 2009, Mr. Berry announced his intent to resign from the Board (see Note 13).

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible debenture balances are shown below:

	June 30, 2009	March 31, 2009
	(unaudited)
October 2007 Debentures	$4,643,073	$5,356,073
May 2008 Debentures	1,325,556	1,325,556
March and May 2009 Private Placement Debentures	986,500	60,000
Accrued interest on convertible debentures	48,158	44,544
	7,003,287	6,786,173
Debt discount	(4,765,987)	(2,903,374)
Total convertible debentures, net	$2,237,300	3,882,799

Convertible notes payable and accrued interest, net	$242,552	$46,414
Current portion of convertible notes payable, net	1,994,748	3,836,385
Convertible notes payable, net	$2,237,300	$3,882,799

October 2007 and May 2008 Debentures

In May 2009, $713,000 of the October 2007 Debentures was converted by a note holder.  Using the conversion rate of $0.51 per share per the terms of the Debenture, 1,398,039 shares of registered common stock were issued to the investor. In addition, the fair value of $593,303 related to the conversion feature was reclassed from the liability for derivative instuments to additional paid-in capital (see Note 10).

During the three months ended June 30, 2009, the Company converted interest payments due on the October 2007 and May 2008 Convertible Debentures totaling $133,632 into 334,080 shares of common stock using the conversion rate of $0.40.

Private Placement Debentures

In March 2009, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures under Regulation D (the “Private Placement Debentures”).   As of June 30, 2009, the Company had received gross proceeds of $986,500 under this private placement offering of convertible debentures (also see Note 13 - Subsequent Events).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 9 – CONVERTIBLE NOTES PAYABLE, continued

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

Per the terms of the convertible debenture agreements, the notes have a term of one year from issuance and are redeemable by the Company with two days notice.  The notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at a conversion rate of $0.51.  In connection with the March 2009 Private Placement Debentures, during the three months ended June 30, 2009 the Company issued to investors additional five-year warrants (the “March Private Placement Warrants”) to purchase 363,340 shares of the Company’s common stock at $0.51 per share. The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $218,929 as of the dates of each grant. The exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing of at least $2,500,000 at a price below $0.51.  At June 30, 2009, the fair value of the March Private Placement Warrants was $174,117 and is accounted for as a derivative liability under EITF 07-05 (see Note 10).

In connection with the issuance of the Private Placement Debentures, the Company recognized a debt discount and derivative liability of $823,209 related to the fair value of the warrants and embedded conversion features. The debt discount will be amortized to interest expense over the life of the debentures and the derivative will be revalued each reporting period with changes in fair value recognized in earnings.

On June 29, 2009, pursuant to a Waiver to Amendment to Debentures and Warrants, Agreement and Waiver, the Company received from the holders of the October 2007 and May 2008 Debentures (“Debentures”) a waiver of the cash burn covenant contained in the Debentures, as amended, for the period from April 1, 2009 to June 30, 2009.

On July 31, 2009, the Company received a Waiver of the August 1, 2009 Monthly Redemption Date authorized by the holders of the Debentures which postpones the payment date of the monthly redemption amounts from August 1, 2009 to September 1, 2009.

On August 18, 2009, the Company received the consent of the holders of the Debentures, pursuant to a Waiver to Amendment to Debentures and Warrants, Agreement and Waiver, to exclude for purposes of calculating the Company's current ratio for the period from March 31, 2009 to June 30, 2009, under a current ratio covenant contained in the Debentures, as amended, the effect of the Company's adoption of EITF 07-5 (see Notes 2 and 10) from the Company's calculation of its current ratio during such period.

NOTE 10 — DERIVATIVE LIABILITIES

As a result of adopting EITF 07-5 (see Note 2), a total of 23,483,507 outstanding common stock purchase warrants, and embedded conversion features in notes with a face amount of $6,741,629 previously treated as equity were no longer afforded equity treatment because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. The warrants have exercise prices of $0.60 per share and expire in January 2014.  The conversion features in the notes are convertible at $0.51 per share.   As such, effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their date of issuance or modification.  The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, and related adjustments to discounts on convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting.

During the three months ended June 30, 2009, the Company issued a total of 200,000 warrants to various consultants in lieu of fees paid for services performed by consultants to purchase shares of the Company’s common stock at an average exercise price of $0.51 per share.  The exercise prices of these warrants are equal to the stock price of the Company’s shares as of the dates of each grant.  The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $87,448 as of the dates of each grant.  Since the exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing, the warrants are accounted for as a derivative liability under EITF 07-05.  The fair value of the warrants, as well as the change in fair value of $2,648 has been recorded as a loss within other income (expense) for the three months ended June 30, 2009.

In connection with the termination of a consulting agreement, the Company modified the terms of 546,761 warrants issued in October 2007 and May 2008. The exercise price of the warrants was reduced from $0.84 per share to $0.60 per share and the expiration date was extended to 5 years from the date of modification. As a result of the modification, the Company recognized additional expense of $10,763 based on the change in the Black-Scholes fair value before and after modification.

Any change in fair value subsequent to April 1, 2009 will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the three months ended June 30, 2009, the Company recorded other income of $3,134,298 related to the change in fair value of the derivative liabilities.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 10 — DERIVATIVE LIABILITIES, continued

The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30,	April 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	4.51 – 5.00	3.50 – 5.00
Risk-free interest rate	1.65%	1.65%
Expected volatility	197%	204%

Historical volatility was computed using daily pricing observations for recent periods that correspond to the remaining term of the warrants, which had an original term of five years from the date of issuance. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year U.S. Treasury securities.

Fair Value Measurements

The Company determines the fair value of its derivative instruments in accordance with SFAS 157.  SFAS 157 provides a three-level hierarchy for fair value measurements which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. Currently the Company does not have any items classified as Level 1.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently the Company does not have any items classified as Level 2.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used the Black-Scholes option pricing model to determine the fair value of the instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of June 30, 2009 and April 1, 2009, classified using the SFAS 157 valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	June 30, 2009	April 1, 2009
	(unaudited)	(unaudited)
Embedded Conversion Option	$2,929,506	$3,900,134
Warrants	10,735,031	12,570,584
	$13,664,537	$16,470,718

Decrease in fair value included in other income	$3,134,298

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs:

Balance at March 31, 2009	$—

Cumulative effect of EITF 07-5	16,470,718
Issuance of warrants	317,140
Issuance of convertible notes	604,280
Conversions of notes	(593,303)
Change in fair value included in other income	(3,134,298)
Balance at June 30, 2009	$13,664,537

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 11 - EQUITY

Common Stock and Warrants

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month.  Pursuant to the terms of this 36 month consulting agreement, the Company issued 150,000 S-8 registered shares at $0.80 per share and a total value of $120,000, and 250,000 fully vested and non-forfeitable warrants at an exercise price of $1.50 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black-Scholes option pricing model.  On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company recorded the combined value of $349,834 of the shares and warrants issued as prepaid expense which is being amortized over the life of the services agreement.  As of June 30, 2009 and March 31, 2009, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $145,777 and $174,928, respectively, and $29,151 has been amortized and included in selling, general and administrative expenses as outside services expense for each of the three month periods ended June 30, 2009 and 2008.

In May 2009, $713,000 of the October 2007 Debentures was converted by the note holder.  Using the conversion rate of $0.51 per share per the terms of the Debenture, 1,398,039 shares of registered common stock were issued to the investor.

During the three months ended June 30, 2009, the Company converted interest payments due on the October 2007 and May 2008 Convertible Debentures totaling $133,632 into 334,080 shares of common stock using the conversion rate of $0.40.

During the three months ended June 30, 2009, the Company issued 209,425 shares of common stock registered pursuant to Form S-8 in lieu of fees paid for services performed by consultants.  On April 13, 2009 and June 11, 2009, the Company filed the related Forms S-8 with the SEC. These shares were issued at a value of $0.51 per share for a total cost of $106,807 which has been included in selling, general and administrative expenses for the three months ended June 30, 2009.

During the three months ended June 30, 2009, the Company issued 110,345 shares of common stock from cashless exercises of a total of 119,000 warrants at an average exercise price of $0.04.

During the three months ended June 30, 2009, the Company issued 210,000 warrants with a fair value of $107,507 to employees and directors and 200,000 warrants with a fair value of $87,448 in lieu of fees paid for services performed to various consultants for purchase of the Company’s common stock (see Notes 2 and 10, respectively).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 12 - RELATED PARTY TRANSACTIONS

In August 2006, Peter Berry the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of June 30, 2009 and March 31, 20098, the total amount of deferred salaries and accrued interest under this arrangement was $160,064 and $157,688, respectively, of which $52,064 and $67,688, respectively was recorded as a long-term liability in the accompanying unaudited consolidated balance sheets.  Interest expense related to this note was $2,376 and $2,943, respectively for the three months ended June 30, 2009 and 2008.  Accrued interest related to this note payable amounted to $16,114 and $13,738 at June 30, 2009 and March 31, 2009, respectively, and is included in the note payable to officer in the accompanying unaudited consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. As of June 30, 2009 and March 31, 2009 these unpaid payments totaled $36,000 and $18,000, respectively and are included in the current liability portion of the note payable in the accompanying unaudited consolidated balance sheets (see Note 8).  Mr. Berry resigned his position as Chief Executive Officer in February 2009 and on July 16, 2009 announced his intent to resign from the Board (see Note 13).

In May 2009, the Company issued 110,345 shares of common stock to Peter Berry, resulting from cashless exercise of 119,000 warrants at an exercise price of $0.04 per share (see Note 11).

Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee.  From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors.  Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board.  In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month.  During each of the three months ended June 30, 2009 and 2008, the total amount expensed by the Company for retainer fees and out of pocket expenses was $27,000.  From October 2008 through March 31, 2009 Mr. Cannon agreed to defer a portion of his monthly payments.  As of June 30, 2009 and March 31, 2009 a total of $22,000 and $15,000, respectively, had been deferred and was included in accounts payable in the accompanying unaudited consolidated balance sheets.  Additionally, during the three months ended June 30, 2009 and 2008, the Company expensed board fees for Mr. Cannon totaling $0 and $575, respectively.  At June 30, 2009 and March 31, 2009, $19,788 and $15,000, respectively, of deferred board fees was included in accrued expenses.  During the three months ended June 30, 2009, Mr. Cannon was granted a total of 19,775 warrants with an average exercise price of $0.615 per shares.  For the three months ended June 30, 2008, Mr. Cannon was granted a total of 9,000 warrants with an average exercise price of $1.05 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Gary Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company (see Note 13 for subsequent events).

As of June 30, 2009 and March 31, 2009, the Company had aggregate principal balances of $1,099,500 and $1,129,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005.  These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which commenced April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to the current maximum aggregate payment of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.  Related-party interest expense under these notes was $16,794 and $18,594 for the three months ended June 30, 2009 and 2008, respectively.  Accrued interest, which is included in related party notes payable in the accompanying unaudited consolidated balance sheets, related to these notes amounted to $571,054 and $554,260 as of June 30, 2009 and March 31, 2009, respectively.  The Company had not made the required payments under the related party notes which were due on January 1, February 1, and March 1, 2009.  However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default.  On April 29, 2009, May 30, 2009, and June 26, 2009, the Company paid the January 1, February 1 and March 1 payments respectively, due on these related party notes.  Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 13 - SUBSEQUENT EVENTS

In March 2009, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of Private Placement Debentures.  From July 1, 2009 through August 10, 2009, the Company raised an additional $190,000 under the Private Placement Debentures.  Related to the issuance of the convertible debentures, the Company paid additional commissions to the broker totaling $11,400 which will be capitalized as deferred financing costs. The deferred financing costs will be amortized to interest expense by the Company through the maturity dates of the debentures on a straight-line basis which approximates the effective interest method. The Company may elect to make principal redemptions on the maturity dates of the debentures in shares of common stock at a fixed conversion price of $0.51. At any time, holders may convert the debentures into shares of common stock at the fixed conversion price of $0.51. The conversion price is subject to adjustment in the event the Company issues the next equity financing of at least $2,500,000 at a price below $0.51.

Per the terms of the convertible debenture agreements, the notes have a term of one year from issuance and are redeemable by the Company with two days notice.  The notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at a conversion rate of $0.51.  As of August 10, 2009 the total gross proceeds raised in connection with these Private Placement Debentures was $1,176,500.  In connection with the financing transaction, since June 30, 2009, the Company has issued to the investors the May 2009 Private Placement Warrants to purchase 74,510 shares of the Company’s common stock at $0.51 per share. The exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing of at least $2,500,000 at a price below $0.51.  As of August 10, 2009, the Company had issued a total of 461,380 Private Placement Warrants in connection with these Private Placement Debentures.  The Company will calculate the value of the May 2009 Private Placement Warrants which will be recorded as a debt discount and amortized as interest expense using the effective interest method through the maturity dates of the notes.

On July 1, 2009, the Company converted interest payments due on the October 2007 and May 2008 Convertible Debentures totaling $37,620 into 94,054 shares of common stock.

On July 14, 2009, Thomas S. Fischer, PhD resigned from the Company’s Board of Directors (the “Board”) effective immediately.  Dr. Fischer’s resignation was due to his determination that he could no longer devote the time and attention required to adequately fulfill his duties as a member of the Board and not as a result of any disagreement with the Company.  Dr. Fischer was the chairman of the Compensation and Governance Committee and a member of the Audit Committee.  The Board has appointed Mr. Carlton Johnson, a current member of the Board, to serve as chairman of the Compensation and Governance Committee and as a member of the Audit Committee, and Mr. Michelin, a current member of the Board, as a member of the Compensation and Governance Committee.

 On July 16, 2009, Peter Berry notified the Company’s Board of his intent to resign from the Board effective upon the Company and Mr. Berry reaching an agreement with respect to the payment terms for certain sums presently owed to him by the Company.  Mr. Berry’s resignation is due to his decision to retire, a plan he had informally discussed with the Board in late 2008, and not as a result of any disagreement with the Company.

On July 20, 2009, Dee Kelly informed the Company’s Board of her intent to terminate the consulting agreement between Dee Kelly Financial Services and the Company and resign as the Company’s Chief Financial Officer and Vice President of Finance effective August 20, 2009, the expiration date of the thirty (30) day notice period provided for in the consulting agreement.  The Company also entered into a Settlement and Mutual General Release of Claims (the “Release Agreement”) with Ms. Kelly on July 24, 2009, that governs the terms of her departure and that provides, in exchange for a general release by Ms. Kelly, for the following: (i) the Company will pay to Ms. Kelly on July 31, 2009, the sum of $14,000 representing the amount of deferred compensation owed to Ms. Kelly as of July 24, 2009, which the Company and Ms. Kelly had previously agreed to defer; and (ii)  a general release of claims by the Company in favor of Ms. Kelly.  The Release Agreement also contains other customary provisions.

During the period July 16 through August 10, 2009, 2,572,000 warrants were exercised at an average price of $0.30 per share for aggregate proceeds of $711,600.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008

NOTE 13 – SUBSEQUENT EVENTS, continued

On July 30, 2009, the Company entered into a Consent, Waiver and Agreement with the holders of the October 2007 and May 2008 Convertible Debentures (“Debentures”).  Pursuant to the terms of the Consent, Waiver and Agreement, the Holders (i) consented to the Registrant’s issuance of convertible notes and warrants in connection with a bridge financing of up to $1,500,000 which commenced in March 2009 (the “Bridge Financing”), and (ii) waived, as it relates to the Bridge Financing, a covenant contained in the Debentures not to incur any further indebtedness, except as otherwise permitted by the Debentures.  This Bridge Financing is more particularly described in Note 9 above under the caption “Private Placement Debentures.”  In addition, in connection with the Consent, Wavier and Agreement, the Registrant and Holders confirmed that (i) the exercise price of the warrants issued to the Holders in connection with their purchase of the Debentures had been reduced, pursuant to the terms of the warrants, to $0.51 as a result of the Bridge Financing, and (ii) as a result of the foregoing decrease in the exercise price, pursuant to the terms of the warrants, the number of shares underlying the warrants held by Holders of the Debentures had been proportionally increased by 4,043,507 pursuant to the terms of the warrant agreements. The Company is currently evaluating the effect this agreement will have on the consolidated financial statements.

In August 2009, the Company issued 6,000 warrants in lieu of payment to Gary C. Cannon, who then served as Corporate Legal Counsel for the Company and as a member of the Advisory Board, to purchase shares of the Company’s common stock at an average exercise price of $0.51 per share.  The exercise prices of these warrants are greater than or equal to the stock price of the Company’s shares as of the date of grant.  The fair market value of the warrants based on the Black-Scholes pricing model will be recorded as consulting and compensation expense and included in selling, general and administrative expenses in the quarter ending September 30, 2009.  In July 2009, Mr. Cannon was given a 30 notice of his termination as general legal counsel and advisor to the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its’ wholly owned subsidiary CryoPort Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

THE COMPANY HAS MADE SOME STATEMENTS IN THIS FORM 10-Q, INCLUDING SOME UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND ELSEWHERE, WHICH ARE FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS MAY DISCUSS THE COMPANY’S FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF ITS PLAN OF OPERATION OR FINANCIAL CONDITION OR STATE OTHER FORWARD-LOOKING INFORMATION.  IN THIS FORM 10-Q, FORWARD-LOOKING STATEMENTS ARE GENERALLY IDENTIFIED BY WORDS SUCH AS “ANTICIPATE”, “PLAN”, “BELIEVE”, “EXPECT”, “ESTIMATE”, AND THE LIKE. FORWARD-LOOKING STATEMENTS INVOLVE FUTURE RISKS AND UNCERTAINTIES, AND THERE ARE FACTORS THAT COULD CAUSE ACTUAL RESULTS OR PLANS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE STATEMENTS. THE FORWARD LOOKING INFORMATION IS BASED ON VARIOUS FACTORS AND IS DERIVED USING NUMEROUS ASSUMPTIONS. A READER, WHETHER INVESTING IN THE COMPANY’S SECURITIES OR NOT, SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF  THIS FORM 10-Q. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER FROM PROJECTIONS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

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

General Overview

The following management discussion and analysis of the Company’s financial condition and results of operations (MD&A”) should be read in conjunction with the consolidated balance sheets as of June 30, 2009 (unaudited) and March 31, 2009 (audited) and the related consolidated statements of operations for the three months ended June 30, 2009 and 2008, the consolidated statements of cash flows for the three months ended June 30, 2009 and 2008 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2009 and 2008 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2010 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company was originally formed with the intention to first develop a line of cryogenic shippers and once underway, to begin the research and development of a cost efficient, single use cryogenic shipper.  Lack of adequate funding in prior years has delayed full implementation of the Company’s business plan.  A reusable line of cryogenic shippers has been in production since 2002; however, anticipated difficulties in penetrating the market for reusable cryogenic shippers, as well as a need for continuous redevelopment of the product line has allowed for only limited revenue generation from the sale of the reusable cryogenic shipper which was discontinued in fiscal 2009.  The Company has continued to raise funds through private placement offerings and convertible debenture equity financings which have allowed the Company to focus on the market research and product development of the CryoPort Express™ System and the CryoPort Express™ Shippers and additional capital purchases for the preparation of manufacturing and commercialization for these products, while at the same time, minimizing overall expenditures.  However, more significant funding is required to successfully fully commercialize the sales of the CryoPort Express™ System. The Company is currently seeking these additional funding sources. During fiscal 2010, the Company completed limited pilot introductory sales utilizing the CryoPort Express™ System product line in limited quantities to selective customers.  Sales to these customers, as well as further penetration to the general market, are anticipated to follow during fiscal 2010.

The Company is a frozen shipping container company, involved in the global movement of biological specimens for the life science industry at temperatures below zero centigrade. During the early years of the Company, our limited revenue was derived from the sale of our reusable product line. The Company’s current business plan focuses on a shipping container that will be used by the Company to provide a simple shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.

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

The Company is commencing the full commercialization of the CryoPort Express™ System, which is focused on improving the reliability of frozen shipping while reducing the customers’ overall operating costs. The CryoPort Express™ System provides a simple, effective solution for the frozen or cryogenic transport of biological or pharmaceutical materials using a web-based order-entry system, which manages the scheduling and shipping of the CryoPort Express™ Shippers, a line of multiple size, cryogenic dry vapor shippers.  This line of shippers is capable of maintaining cryogenic temperatures of minus 150 centigrade or less, for 10+ days.

The Company has discussed development of the CryoPort Express™ System product line for drug delivery with selected clinical research organizations and pharmaceutical manufacturers.  To date the Company has received and fulfilled small orders from these customers.  These initial potential customers for the new CryoPort Express™ System are currently primarily using dry ice shippers utilizing premium priced specialty couriers in clinical trials. To address the full commercialization to provide these customers with CryoPort Express™ Shippers, the Company anticipates further discussions for a manufacturing and distribution partnership with two large, and well established manufacturing companies, a strategic partnership with a large freight carrier and direct marketing activities to gain customers.

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

The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of $35,124, incurred a net loss of $16,705,151 and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.  The Company generated revenues from operations of $13,703, had net income of $363,276, which included a gain on the change in fair value of our derivative liabilities of $3,134,298 and used cash of $505,960 in its operating activities during the three months ended June 30, 2009.  In addition, the Company had a working capital deficit of $15,556,522, and has cash and cash equivalents of $556,922 at June 30, 2009.  The Company’s working capital deficit at June 30, 2009 included $13,664,537 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures and were reclassified from equity during the quarter (see Note 10).  Currently management has projected that cash on hand, including cash borrowed under the convertible debentures issued in the first and second quarter of fiscal 2010, will be sufficient to allow the Company to continue its operations into the third quarter of fiscal 2010 until more significant funding can be secured.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the commercialization of the CryoPort Express™ System and the eventual achievement of sustained profitable operations.  In response to this need for capital, in March 2009 the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures under Regulation D (the “Private Placement Debentures”).   From March through August 10, 2009, the Company had raised net proceeds of $1,105,910 under the Private Placement Debentures (see Note 9 and Note 13 to the accompanying unaudited consolidated financial statements).   In addition, the Company has received additional proceeds of $711,600 from the exercises of warrants.  As a result of these recent financings, the Company had aggregate cash and cash equivalents and restricted cash balances of approximately $1,089,000 as of August 10, 2009, which will be used to fund the working capital required for minimal operations as well as the sales and marketing efforts to continue the Company’s commercialization of the CryoPort Express™ System until additional capital is obtained. Management’s plans include obtaining additional capital through equity and debt funding sources, however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is committed to minimizing current cash usage and securing significant financings to fully execute its business plan and grow at the desired rate to achieve sustainable profitable operations.  To further facilitate the ability of the Company to continue as a going concern, the Company’s management has begun taking the following steps:

1)	Focusing additional effort on the commercialization of the CryoPort Express™ System. Management has begun initiating meetings with potential customers for the use of the CryoPort Express.

2)
Aggressively seeking additional capital sources for significant long-term funding of approximately $10,000,000 to allow the Company to fully commercialize the CryoPort Express™ System and to achieve and sustain profitable operations.

3)
Pursue and complete a strategic partnership with large freight carriers to be able to provide a one call simple and reliable solution to shipping frozen samples.  The partnership will also facilitate the ability of the Company to rapidly call on and achieve sales with the largest target customers.

4)
Minimizing operating and financing expenditures through stringent cost containment measures to ensure the availability of funds until additional funding is secured, then continue to minimize expenditures until sufficient revenues are generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the three months ended June 30, 2009, relate to non-cash expenses including (i) $1,555,691 non-cash expense included in interest expense relating to the amortization of discounts on convertible debentures and (ii) non-cash expense recorded in selling, general and administrative costs of $379,119 related to the valuations of common stock shares and warrants issued in lieu of cash for consulting services as well as for directors’ and employee compensation.  For the three months ended June 30, 2009, the Company also incurred cash expenses of (i) approximately $69,000 for the audit fees and consulting services related to the filing of the Company’s annual and quarterly reports and compliance with the Sarbanes-Oxley requirements and (ii) approximately $19,000 additional research and development costs related to the development of the web based system to be used as a vital function of the CryoPort Express™ System.  The remaining operating expenses for the quarter ended June 30, 2009 related primarily to minimal overhead costs including personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

5)
Utilizing part-time consultants and temporary employees and requiring employees to manage multiple roles and responsibilities whenever possible as the Company has historically utilized in its efforts to keep operating expenditures minimized.

6)
Continuing to require that key employees and the Company’s Board of Directors receive Company stock in lieu of cash as a portion of their compensation in an effort to minimize cash expenditures. With this strategy, the Company has established a team of experienced business professionals for advancing and launching the Company’s products.

7)
Maintaining basic levels for sales, engineering, and operating personnel and gradually adding critical key personnel only as affordable and necessary to support the expected revenue growth of the CryoPort Express™ System and any further expansion of the Company’s product offerings in the reusable and frozen shipping markets.

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

Research and Development

The Company has completed the research and development efforts associated with initial phases of the web-based order entry and tracking system and the CryoPort Express™ Shippers, a line of use-and-return dry cryogenic shippers, the essential components of the Company’s CryoPort Express™ System which has been developed to provide a one-call total solution for the transport of biological and pharmaceutical  materials.  The Company continues to provide ongoing research associated with the CryoPort Express™ System, as it develops improvements in both the manufacturing processes and product materials and in the web-based customer service portal for the purpose of achieving additional cost efficiencies and customer functionality. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position.  For the three months ended June 30, 2009 and 2008, research and development costs were $87,725 and $110,791, respectively.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

The Company’s research and development efforts are focused on continually improving the features of the CryoPort Express™ System including the web-based customer service portal and the CryoPort Express™ Shippers.  Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express™ System.  Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes.  Specific sensitivity of each of the estimates and assumptions to change based on other outcomes that are reasonably likely to occur and would have a material effect is identified individually in each of the discussions of the critical accounting policies described below.  Should the Company experience significant changes in the estimates or assumptions which would cause a material change to the amounts used in the preparation of the Company’s financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

The Company believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of the Company’s unaudited consolidated financial statements:

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

Accrued Warranty Costs.  The Company estimates the costs of the standard warranty, which is included with the reusable shippers at no additional cost to the customer for a period up to one year.  These estimated costs are recorded as accrued warranty costs at the time of product sale.  These estimated costs are subject to estimates made by the Company based on the historical actual warranty costs, number of products returned for warranty repair and length of warranty coverage.

Revenue Recognition.  The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.  Products are generally sold with right of warranty repair for a one year period but with no right of return.   Products shipped to customers for speculation purposes are not considered sold and no revenue is recorded by the Company until sales acceptance is acknowledged by the customer.

Stock-Based Compensation.  The Company accounts for share-based payments to employees and directors in accordance with Statement of Financial Accounting Standards (“SFAS”) FAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123(R). Fair value is determined at the date of grant. In accordance with SFAS 123(R), the consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the periods ended June 30, 2009 and 2008 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

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

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2009 was $143,174, determined by the Black-Scholes valuation model.  As of June 30, 2009, total unrecognized compensation cost, related to unvested stock options and warrants was approximately $252,055, which is expected to be recognized as an expense over a weighted-average period of 2 years (see Note 2 to the Company’s unaudited consolidated financial statements for additional information).

Derivative Liabilities. Effective April 1, 2009 the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model (see Note 2 and Note 10 to the accompanying unaudited consolidated financial statements).

Convertible Debentures.  If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 10 of the accompanying unaudited consolidated financial statements).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active ("FSP FAS 157-3") , which clarifies the application of SFAS 157 in an inactive market and to illustrate how an entity would determine fair value in an inactive market. In addition, in April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This pronouncement supersedes FSP SFAS 157-3 and is effective for periods ending after June 15, 2009.  The Company has concluded that the adoption of SFAS 157 and related FSPs for non-financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements (see Note 10 for fair value measurements related to derivative liabilities).

In November 2007, the EITF issued EITF Issue 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”).  EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has concluded that the adoption of EITF 07-01 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions, expense all direct transaction costs and account for the estimated fair value of contingent consideration.  This standard establishes an acquisition-date fair value for acquired assets and liabilities and fully discloses to investors the financial effect the acquisition will have.  The Company is evaluating the impact this pronouncement will have on any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (i) the manner in which an entity uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “APB 28-1”, respectively), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009.  The Company has concluded that the application of FSP FAS 107-1 and APB 23-1 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes standards of accounting and reporting for events occurring after the balance sheet date but before financial statements are issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The effective date of SFAS 165 is for annual and interim periods ending after June 15, 2009. The Company has evaluated subsequent events for disclosure and recognition after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46” (“SFAS 167”), and SFAS 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 167 amends the existing guidance around FIN 46(R), to address the elimination of the concept of a qualifying special purpose entity. Also, it replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides for additional disclosures about an enterprise’s involvement with a variable interest entity. SFAS 166 amends SFAS 140 to eliminate the concept of a qualifying special purpose entity, amends the derecognition criteria for a transfer to be accounted for as a sale under SFAS 140, and will require additional disclosure over transfers accounted for as a sale. The effective date for both pronouncements is for the first fiscal year beginning after November 15, 2009, and will require retrospective application. The Company does not expect the adoption of these two statements to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative, nongovernmental U.S. GAAP, along with rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. Although the Codification does not change GAAP, it substantially reorganizes the literature, and requires enterprises to revise GAAP references contained in financial statement disclosures. The effective date of SFAS 168 is for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

Change in Accounting Principle

In June 2008, the FASB ratified EITF 07-05, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”) , to address concerns regarding the meaning of  “indexed to an entity’s own stock” as outlined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The warrant and convertible-debt agreements contain adjustment (or ratchet) provisions in the agreements, and accordingly, we determined that these instruments are not indexed to the Company’ common stock.  As a result, the Company is required to account for these instruments as derivatives or liabilities under SFAS No. 133.  The Company adopted EITF 07-05, beginning April 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion feature, including the effects on the discounts on the convertible notes of $2,595,059, resulted in an aggregate reduction to equity of $13,875,623, consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting. Under EITF 07-05, the warrants and embedded conversion features will be carried at fair value and adjusted quarterly through earnings (see Note 2 and Note 10 to the accompanying unaudited consolidated financial statements).

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

Net Sales. During the three months ended June 30, 2009, the Company generated $13,703 from reusable shipper sales compared to revenues of $13,424 for the three month period ended June 30, 2008, an increase of $279 (2%).  The low revenues in both years was primarily due to the Company’s shift initiated in mid-2006 in its sales and marketing focus from the reusable shipper product line.  The Company discontinued sales of the reusable shippers to allow resources to focus on further development and launch of the CryoPort Express™ System and its introduction into the biopharmaceutical industry sector during fiscal 2009, which resulted in the slight increase in sales year over year.  The slow increase in product sales was the also the result of delays in the Company securing adequate funding for the manufacturing and full commercialization of the CryoPort Express™.

Cost of sales.  Cost of sales for the three month period ended June 30, 2009 increased $30,799 (26%) to $149,177 from $118,378 for the three month period ended June 30, 2008 primarily as the result of increased fixed overhead manufacturing costs which resulted from the Company’s discontinuation of the reusable shippers and refocus of manufacturing operation for the CryoPort Express™ System.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Gross Profit/Loss. Gross loss for the three month period ended June 30, 2009 increased by $30,520 (29%) to $135,474 compared to $104,954 for the three month period ended June 30, 2008. The increase in gross loss is due to low revenues and increased fixed overhead manufacturing costs which resulted from the refocus of the Company’s manufacturing operations as discussed above and plant under utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $168,269 (30%) to $728,309 for the three month period ended June 30, 2009 as compared to $560,040 for the three month period ended June 30, 2008 due to increased general and administrative costs of $190,556 (44%) and a decrease in selling expenses of $22,287 (18%).  The increase in general and administrative expenses was due to increases in legal and accounting fees, consulting fees and travel expenses.  The increase in legal fees was associated with the Company’s strategic partnering activities and debt restructuring.  The decrease in selling expenses was primarily related to a decrease in advertising and promotional costs, consulting and travel costs due to a reduction over prior year costs for additional market research, product development and the development of customer relationships for the commercialization of the CryoPort Express™ System. These increases in general and administrative expenses were partially offset by the Company’s efforts to minimize overall costs and diversion of  resources to the focus on market development and sales ramp up of the CryoPort Express™ System.

 Research and Development Expenses. Research and development expenses decreased by $23,066 (21%) to $87,725 for the three month period ended June 30, 2009 as compared to $110,791 for the three month period ended June 30, 2008.  Prior year expenses included consulting costs associated with software development for the web based system to be used with the CryoPort Express® One-Way Shipper, and to other research and development activity related to the CryoPort Express® One-Way Shipper System, as the Company strove to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest Expense. Interest expense increased $1,264,429 to $1,820,198 for the three month period ended June 30, 2009 as compared to $555,769 for the three month period ended June 30, 2008. This increase was due to $1,555,691 of amortized debt discount, $7,904 of amortized financing fees, and $256,603 of accrued interest, primarily related to the convertible debentures issued in October 2007, May 2008 and March and May 2009 Private Placement Debentures. These increases were partially offset by a reduction in interest expense for related party notes payable and notes payable to officers as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $1,481 for the three month period ended June 30, 2009 as compared to $12,814 for the three month period ended June 30, 2008.  Prior year interest income included the impact of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Change in Fair Value of Derivative Liabilities. The Company recognized a gain on the change in fair market value of derivatives of $3,134,298 during the three months ended June 30, 2009 compared to $0 in the three months ended June 30, 2008.  The gain was due to the adoption of EITF 07-05, which resulted in a reclassification of the fair value of warrants and debt effective conversion features from equity to derivative liabilities that are marked to fair value at each reporting period.  The impact of the change in accounting principle and change in market value of the derivative liabilities during the first quarter resulted in the recognition of a gain (see Note 2 to the accompanying unaudited consolidated financial statements).

Loss on Extinguishment of Debt. The Company incurred a loss on extinguishment of debt of $6,902,941 during the three months ended June 30, 2008 as the result of the April 30, 2008 amendment of the October debentures which provided for a three month deferral of principal payments.  There was no loss on extinguishment of debt recognized in the three months ended June 30, 2009.  The prior year loss consisted of a combination of a $5,858,344 increase in the fair market value of warrants issued in connection with the October debentures as a result of the increase in the number of shares to be purchased under each of the October warrants and to the decrease in the exercise price of October warrants from $0.90, $0.92 and $1.60 to $0.60 each, the elimination of the April 30, 2008 unamortized balance of deferred financing costs of $312,197 and the $732,400 reduction in the unamortized discount balance related to the October debentures to reflect the present value of the debentures as of April 30, 2008.

Net Income (Loss). As a result of the factors described above, net income for the three months ended June 30, 2009 increased by $8,585,757  to $363,276 or $0.01 per share compared to a net loss of $8,222,481 or ($0.20) per share for the three months ended June 30, 2008.  Loss from operations for the three months ended June 30, 2009 increased $175,723 to $951,508 compared to $775,785 for the three months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $556,922 and negative working capital of $15,556,522.  The Company’s working capital deficit at June 30, 2009 included $13,664,537 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures and were reclassed from equity during the quarter.  As of March 31, 2009, the Company had cash and cash equivalents of $249,758 and negative working capital of $3,693,015.

Net cash used in operating activities was $505,960 for the three months ended June 30, 2009, compared to net cash used in operating activities of $694,614 for the three months ended June 30, 2008.  Net income for the current quarter of $363,276 included a non-cash gain of $3,134,298 due to the change in valuation of our derivative liabilities during the quarter and partially offset by non-cash expenses of $1,975,013 due primarily to discount amortization related to our convertible debt instruments.  Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accrued interest payable of $156,406 primarily due to our Private Placement Debentures and an increase in accounts payable of $102,893 due primarily to increased general and administrative expenses.  Net cash used in operating activities of $694,914 for the three months ended June 30, 2008 reflected a net operating loss of $8,222,481, which included a non-cash loss on extinguishment of debt of $6,902,941 and non-cash expenses of $532,455 due primarily to discount amortization related to our convertible debt instruments.  In addition to our net operating loss and related cash impact, inventories increased by $73,084 and were offset by the positive cash impact of an increase in accrued interest payable related to our May 2008.

Net cash used in investing activities for the three months ended June 30, 2009 was $27,786 compared to net cash used in investing activities of $30,132 for the comparable period in 2008. Net cash used in investing activities for the three months ended June 30, 2009 primarily reflected payment of trademark costs. Net cash used in investing activities for the three months ended June 30, 2008 was comprised primarily of fixed asset purchases.

Net cash provided by financing activities for the three months ended June 30, 2009 was $840,910 and was primarily related to proceeds from our March 2009 Private Placement Debentures of $926,500, which were partially offset by payment of deferred financing costs and payments on our related party notes payable.  Net cash provided by financing activities of $683,713 for the three months ended June 30, 2008 reflected proceeds from our May 2008 Debentures of $1,062,500, which were partially offset by payments for financing costs, repayments on convertible and related party notes payable.

Item 4T. Controls and Procedures

As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our then Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the then Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2009.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our then Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2009, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2009, the Company issued 110,345 shares of common stock resulting from exercises of a total of 119,000 cashless warrants.

During the three months ended June 30, 2009, the Company issued a total of 200,000 warrants to various consultants in lieu of fees paid for services performed by consultants to purchase shares of the Company’s common stock.

During the three months ended June 30, 2009 the Company issued 96,800 warrants to members of the board of directors to purchase shares of the Company’s common stock.

The issuances of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D promulgated there under, as a transaction by an issuer not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or pursuant to an exemption there from.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On June 29, 2009, pursuant to a Waiver to Amendment to Debentures and Warrants, Agreement and Waiver, the Company received from the holders of the October 2007 and May 2008 Debentures (“Debentures”) a waiver of the cash burn covenant contained in the Debentures, as amended, for the period from April 1, 2009 to June 30, 2009.

On July 31, 2009, the Company received a Waiver of the August 1, 2009 Monthly Redemption Date authorized by the holders of the Debentures which postpones the payment date of the monthly redemption amounts from August 1, 2009 to September 1, 2009.

On July 20, 2009, Dee Kelly informed the Company’s Board of Directors (the “Board”) of her intent to terminate the consulting agreement between Dee Kelly Financial Services and the Company and resign as the Company’s Chief Financial Officer and Vice President of Finance effective August 20, 2009, the expiration date of the thirty (30) day notice period provided for in the consulting agreement.  The Company also entered into a Settlement and Mutual General Release of Claims (the “Release Agreement”) with Ms. Kelly on July 24, 2009, that governs the terms of her departure and that provides, in exchange for a general release by Ms. Kelly, for the following:  (i) the Company will pay to Ms. Kelly on July 31, 2009, the sum of $14,000 representing the amount of deferred compensation owed to Ms. Kelly as of July 24, 2009, which the Company and Ms. Kelly had previously agreed to defer; and (ii) a general release of claims by the Company in favor of Ms. Kelly.  The Release Agreement also contains other customary provisions.  A copy of the Release Agreement was filed on July 20, 2009 with the Current Report on Form 8-K and its contents are incorporated herein by reference.

Item 6. Exhibits

Exhibit Index

10.1
Investment Banker Termination Agreement, dated April 6, 2009, by and among the Company, Bradley Wood & Co., Ltd., SEPA Capital Corp. and Edward Fine.  Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 13, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer (Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.

Dated: August 19, 2009	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)