Form 10-Q/A
period 2009-06-30
Cryoport, Inc.
filed 2009-11-02
CIK 1124524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q /A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of August 17, 2009 the Company had 46,579,884 shares of its $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

CryoPort, Inc. ("CryoPort," the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed with the Securities and Exchange Commission (the "SEC") on August 19, 2009 (the "Original Form 10-Q"), to restate our consolidated financial statements as of and for the three months ended June 30, 2009.

The restatement relates to an error in the recording of a journal entry during the quarter ended June 30, 2009, to reflect principal conversions of portions of the Company's outstanding convertible debentures that were originally issued in October 2007. See Note 2 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the three months ended June 30, 2009.

In addition, we have revised the data and information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report accordingly to reflect the effects of the restatement on our consolidated financial statements.

In connection with the restatement, our management has re-evaluated our disclosure controls and procedures and internal control over financial reporting as of June 30, 2009, and concluded at this time that because of the error that resulted in the restatement, we had a material weakness in internal control over financial reporting and therefore, our disclosure controls and procedures were not effective as of June 30, 2009. See Item 4T of Part I of this report for further discussions and remediation measures that were completed prior to September 30, 2009.

Item 6 of Part II of this report has also been revised to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. Other than the revising of the disclosures related to the restatement, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-Q/A also should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CRYOPORT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
ASSETS	(unaudited)
	(restated)
Current assets:
Cash and cash equivalents	$556,922	$249,758
Restricted cash	101,650	101,053
Accounts receivable, net	7,555	2,546
Inventories	512,556	530,241
Prepaid expenses and other current assets	166,749	170,399
Total current assets	1,345,432	1,053,997

Fixed assets, net	180,922	189,301
Intangible assets, net	268,230	264,364
Deferred financing costs, net	51,286	3,600
Other assets	30,367	61,294

	$1,876,237	$1,572,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$321,326	$218,433
Accrued expenses	90,640	90,547
Accrued warranty costs	18,743	18,743
Accrued salaries and related	221,108	206,180
Convertible notes payable and accrued interest, net of discount of $754,486 at June 30, 2009 and $13,586 at March 31, 2009	242,552	46,414
Current portion of convertible notes payable and accrued interest, net of discount of $2,801,108 at June 30, 2009 and $662,583 at March 31, 2009	2,707,747	3,836,385
Line of credit and accrued interest	90,300	90,310
Current portion of related party notes payable	150,000	150,000
Current portion of note payable to former officer	108,000	90,000
Liability for derivative instruments	13,664,537	-
Total current liabilities	17,614,953	4,747,012

Related party notes payable and accrued interest, net of current portion	1,520,554	1,533,760
Note payable to former officer and accrued interest, net of current portion	52,064	67,688
Convertible notes payable, net of current portion and discount of $5,968,629 at June 30, 2009 and $6,681,629 at March 31, 2009	-	-

Total liabilities	19,187,571	6,348,460

Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized; 43,913,830 at June 30, 2009 and 41,861,941 at March 31, 2009 shares issued and outstanding	43, 914	41,863
Additional paid-in capital	23,286,723	25,816,588
Accumulated deficit	(40,641,971)	(30,634,355)
Total stockholders’ deficit	(17,311,334)	(4,775,904)

	$1,876,237	$1,572,556

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,
	2009	2008
	(restated)
Net sales	$13,703	$13,424

Cost of sales	149,177	118,378

Gross loss	(135,474)	(104,954)

Operating expenses:
Selling, general and administrative expenses	728,309	560,040
Research and development expenses	87,725	110,791

Total operating expenses	816,034	670,831

Loss from operations	(951,508)	(775,785)

Other income (expense):
Interest income	1,481	12,814
Interest expense	(2,533,197)	(555,769)
Loss on sale of fixed assets	(797)	-
Change in fair value of derivative liabilities	3,134,298	-
Loss on extinguishment of debt	-	(6,902,941)

Total other income (expense), net	601,785	(7,445,896)

Loss before income taxes	(349,723)	(8,221,681)

Income taxes	-	800

Net loss	$(349,723)	$(8,222,481)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.20)
Weighted average common shares outstanding:
Basic and diluted	42,939,649	41,018,074

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended June 30,
	2009	2008
	(restated)
Cash flows from operating activities:
Net loss	$(349,723)	$(8,222,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,502	14,631
Amortization of deferred financing costs	7,904	17,162
Amortization of debt discount	2,268,690	418,275
Stock issued to consultants	106,807	28,500
Fair value of stock options and warrants issued to consultants, employees and directors	272,312	53,887
Change in fair value of derivative instrument	(3,134,298)	-
Loss on extinguishment of debt	-	6,902,941
Loss on sale of assets	797	-
Interest earned on restricted cash	(597)	(2,250)
Changes in operating assets and liabilities:
Accounts receivable	(5,009)	19,360
Inventories	17,685	(73,084)
Prepaid expenses and other assets	3,650	29,001
Accounts payable	102,893	1,561
Accrued expenses	93	9,398
Accrued warranty costs	-	(5,625)
Accrued salaries and related	14,928	(4,354)
Accrued interest	156,406	118,164

Net cash used in operating activities	(505,960)	(694,914)

Cash flows from investing activities:
Payment of trademark costs	(18,020)	(633)
Purchases of fixed assets	(9,766)	(29,499)

Net cash used in investing activities	(27,786)	(30,132)

Cash flows from financing activities:
Net proceeds from borrowings under convertible notes	926,500	1,062,500
Repayment of convertible notes	-	(117,720)
Repayment of borrowings on line of credit, net	-	(12,500)
Payment of deferred financing costs	(55,590)	(191,875)
Repayment of note payable	-	(12,000)
Repayments of related party notes payable	(30,000)	(30,000)
Repayments of note payable to officer	-	(18,000)
Proceeds from exercise of options and warrants	-	3,308

Net cash provided by financing activities	840,910	683,713

Net change in cash and cash equivalents	307,164	(41,333)

Cash and cash equivalents, beginning of period	249,758	2,231,031

Cash and cash equivalents, end of period	$556,922	$2,189,698

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended June 30,
	2009	2008
	(restated)
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
(Unaudited and Restated)
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

NOTE 2 - RESTATEMENT

Subsequent to the filing of the Company's Original Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, management identified an error in the recording of a journal entry to reflect principal conversions of portions of the Company's outstanding convertible debentures that were originally issued in October 2007.

On October 26, 2009, upon the recommendation of management, the audit committee of the Company's board of directors authorized the restatement of the previously-issued financial statements as of and for the quarter ended June 30, 2009 to correct a journal entry posting error. The restatement had the overall effect of reducing the previously reported net income for the quarter by $712,999, resulting in a net loss, and basic and diluted income per share by $0.02, resulting in a  net loss per share. Details of the effects of the restatement on the consolidated balance sheet at June 30, 2009 and the consolidated statement of operations and consolidated statement of cash flows for the quarter then ended are presented in the following table:

	As Originally Filed	Restated
Consolidated Balance Sheet
Current portion of convertible notes payable and accrued interest, net of discount of $3,514,107 (as originally filed) and $2,801,108 (restated)	1,994,748	2,707,747
Total current liabilities	16,901,954	17,614,953
Total liabilities	18,474,572	19,187,571
Accumulated deficit	(39,928,972)	(40,641,971)
Total stockholders’ deficit	(16,598,335)	(17,311,334)

Consolidated Statement of Operations
Interest expense	(1,820,198)	(2,533,197)
Total other income	1,314,784	601,785
Income (loss) before income taxes	363,276	(349,723)
Net income (loss)	363,276	(349,723)

Net income (loss) per common share
Basic	0.01	(0.01)
Diluted	0.01	(0.01)
Weighted average common shares outstanding:

Diluted	46,563,395	42,939,649

Consolidated Statement of Cash flows
Cash flows from operating activities
Net income (loss)	363,276	(349,723)
Amortization of debt discount	1,555,691	2,268,690

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of $35,124, incurred a net loss of $16,705,151 and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.  The Company generated revenues from operations of $13,703, incurred a loss of $349,723, which included a gain on the change in fair value of the derivative liabilities of $3,134,298, and used cash of $505,960 in its operating activities during the three months ended June 30, 2009.  In addition, the Company had a working capital deficit of $16,269,521, and has cash and cash equivalents of $556,922 at June 30, 2009.  The Company’s working capital deficit at June 30, 2009 included $13,664,537 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures which were reclassified from equity during the quarter (see Note 11).  Currently management has projected that cash on hand, including cash borrowed under the convertible debentures issued in the first and second quarter of  fiscal 2010, will be sufficient to allow the Company to continue its operations only into the third quarter of fiscal 2010 until more significant funding can be secured.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Through August 6, 2009, the Company had raised proceeds of $1,176,500 under the Private Placement Debentures (see Note 10 and Note 14) and proceeds of $711,600 from the exercise of warrants.  As a result of these recent financings, the Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $1,089,000 as of August 10, 2009 which will be used to fund the working capital required for minimal operations including limited inventory build as well as limited sales efforts to advance the Company’s commercialization of the CryoPort Express™ Shippers until additional capital is obtained. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 2.32% which serves as collateral for borrowings under a line of credit agreement (see Note 8).  At June 30, 2009 and March 31, 2009, the balance in the certificate of deposit was $101,650 and $101,053, respectively.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Derivative Liabilities

Effective April 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, the Company's issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, were reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (see “Change in Accounting Principle” section below and Note 11).

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments .  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the straight-line amortization method which approximates the effective interest method (see Note 10).

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share.  Basic loss per common share is computed based on the weighted average number of shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued.  For the three months ended June 30, 2009 and 2008, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options and warrants on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 46,563,395 and 58,809,041 for the three month periods ended June 30, 2009 and 2008.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income loss per common share is as follows:

	Three Months Ended June 30,
	2009	2008
	(restated)
Numerator:
Net loss	$(349,723)	$(8,222,481)

Denominator:
Weighted average shares outstanding for basic and diluted net loss per share	42,939,649	41,018,074

Basic and diluted net loss per common share	$(0.01)	$(0.20)

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active ("FSP FAS 157-3") , which clarifies the application of SFAS 157 in an inactive market and to illustrate how an entity would determine fair value in an inactive market. In addition, in April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This pronouncement supersedes FSP SFAS 157-3 and is effective for periods ending after June 15, 2009.  The Company has concluded that the adoption of SFAS 157 and related FSPs for non-financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements (see Note 11 for fair value measurements related to derivative liabilities).

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Change in Accounting Principle

In June 2008, the FASB ratified EITF 07-05, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF 07-05”), to address concerns regarding the meaning of  “indexed to an entity’s own stock” as outlined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities".  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase the Company's common stock and conversion options on convertible notes are considered indexed to the Company's common stock. The warrant and convertible debt agreements contain adjustment (or ratchet) provisions and accordingly, we determined that these instruments are not indexed to the Company’s common stock.  As a result, the Company is required to account for these instruments as derivatives or liabilities under SFAS No. 133.  The Company adopted EITF 07-05, beginning April 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, including the effects on the discounts on the convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting. Under EITF 07-05, the warrants and embedded conversion features will be carried at fair value and adjusted quarterly through earnings.

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

NOTE 4 - INVENTORIES

Inventories at June 30, 2009 and March 31, 2009 consist of the following:

	June 30,	March 31,
	2009	2009
	(unaudited)
Raw materials	$358,789	$350,021
Work in process	6,988	7,253
Finished goods	146,779	172,967

	$512,556	$530,241

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 5 - FIXED ASSETS

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

NOTE 6 - INTANGIBLE ASSETS

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)

For the Three Months Ended June 30, 2009 and 2008

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 8 - LINE OF CREDIT

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

NOTE 9 - NOTES PAYABLE

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 9 - NOTES PAYABLE, continued

Note Payable to Former Officer

In August 2006, Peter Berry the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of June 30, 2009 and March 31, 2009, the total amount of deferred salaries and accrued interest under this arrangement was $160,064 and $157,688, respectively, of which $52,064 and $67,688, respectively, is recorded as a long-term liability in the accompanying consolidated balance sheets.  Interest expense related to this note was $2,376 and $2,943, respectively, for the three months ended June 30, 2009 and 2008.  Accrued interest related to this note payable amounted to $16,114 and $13,738 at June 30, 2009 and March 31, 2009, respectively, and is included in the note payable to officer in the accompanying consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. As of June 30, 2009 and March 31, 2009 these unpaid payments totaled $36,000 and $18,000, respectively, and are included in the current liability portion of the note payable in the accompanying unaudited consolidated balance sheets.  In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 16, 2009, Mr. Berry announced his intent to resign from the Board (see Note 14).

NOTE 10 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible debenture balances are shown below:

	June 30, 2009	March 31, 2009
	(unaudited)
	(restated)
October 2007 Debentures	$4,643,073	$5,356,073
May 2008 Debentures	1,325,556	1,325,556
March and May 2009 Private Placement Debentures	986,500	60,000
Accrued interest on convertible debentures	48,158	44,544
	7,003,287	6,786,173
Debt discount	(4,052,988)	(2,903,374)
Total convertible debentures, net	$2,950,299	3,882,799

Convertible notes payable and accrued interest, net	$242,552	$46,414
Current portion of convertible notes payable, net	2,707,747	3,836,385
Convertible notes payable, net	$2,950,299	$3,882,799

October 2007 and May 2008 Debentures

In May 2009, approximately $713,000 of the October 2007 Debentures was converted by a note holder.  Using the conversion rate of $0.51 per share per the terms of the Debenture, 1,398,039 shares of registered common stock were issued to the investor. In addition, the fair value of $593,303 related to the conversion feature was reclassed from the liability for derivative instruments to additional paid-in capital (see Note 11).

During the three months ended June 30, 2009, the Company converted interest payments due on the October 2007 and May 2008 Convertible Debentures totaling $133,632 into 334,080 shares of common stock using the conversion rate of $0.40.

Private Placement Debentures

In March 2009, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures under Regulation D (the “Private Placement Debentures”).   As of June 30, 2009, the Company had received gross proceeds of $986,500 under this private placement offering of convertible debentures (also see Note 14 - Subsequent Events).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 10 - CONVERTIBLE NOTES PAYABLE, continued

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

Per the terms of the convertible debenture agreements, the notes have a term of one year from issuance and are redeemable by the Company with two days notice.  The notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at a conversion rate of $0.51.  In connection with the March 2009 Private Placement Debentures, during the three months ended June 30, 2009 the Company issued to investors additional five-year warrants (the “March Private Placement Warrants”) to purchase 363,340 shares of the Company’s common stock at $0.51 per share. The Company has determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $218,929 as of the dates of each grant. The exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing of at least $2,500,000 at a price below $0.51.  At June 30, 2009, the fair value of the March Private Placement Warrants was $174,117 and is accounted for as a derivative liability under EITF 07-05 (see Note 11).

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

On August 18, 2009, the Company received the consent of the holders of the Debentures, pursuant to a Waiver to Amendment to Debentures and Warrants, Agreement and Waiver, to exclude for purposes of calculating the Company's current ratio for the period from March 31, 2009 to June 30, 2009, under a current ratio covenant contained in the Debentures, as amended, the effect of the Company's adoption of EITF 07-5 (see Notes 3 and 11) from the Company's calculation of its current ratio during such period.

NOTE 11 - DERIVATIVE LIABILITIES

As a result of adopting EITF 07-5 (see Note 3), a total of 23,483,507 outstanding common stock purchase warrants, and embedded conversion features in notes with a face amount of $6,741,629 previously treated as equity were no longer afforded equity treatment because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. The warrants have exercise prices of $0.60 per share and expire in January 2014.  The conversion features in the notes are convertible at $0.51 per share.   As such, effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their date of issuance or modification.  The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, and related adjustments to discounts on convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 11 - DERIVATIVE LIABILITIES, continued

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 11 - DERIVATIVE LIABILITIES, continued

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
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 12 - EQUITY

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

During the three months ended June 30, 2009, the Company issued 210,000 warrants with a fair value of $107,507 to employees and directors and 200,000 warrants with a fair value of $87,448 in lieu of fees paid for services performed to various consultants for purchase of the Company’s common stock (see Notes 3 and 11, respectively).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 13 - RELATED PARTY TRANSACTIONS

In August 2006, Peter Berry the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of June 30, 2009 and March 31, 20098, the total amount of deferred salaries and accrued interest under this arrangement was $160,064 and $157,688, respectively, of which $52,064 and $67,688, respectively was recorded as a long-term liability in the accompanying unaudited consolidated balance sheets.  Interest expense related to this note was $2,376 and $2,943, respectively for the three months ended June 30, 2009 and 2008.  Accrued interest related to this note payable amounted to $16,114 and $13,738 at June 30, 2009 and March 31, 2009, respectively, and is included in the note payable to officer in the accompanying unaudited consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. As of June 30, 2009 and March 31, 2009 these unpaid payments totaled $36,000 and $18,000, respectively and are included in the current liability portion of the note payable in the accompanying unaudited consolidated balance sheets (see Note 9).  Mr. Berry resigned his position as Chief Executive Officer in February 2009 and on July 16, 2009 announced his intent to resign from the Board (see Note 14).

In May 2009, the Company issued 110,345 shares of common stock to Peter Berry, resulting from cashless exercise of 119,000 warrants at an exercise price of $0.04 per share (see Note 12).

Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee.  From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors.  Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board.  In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month.  During each of the three months ended June 30, 2009 and 2008, the total amount expensed by the Company for retainer fees and out of pocket expenses was $27,000.  From October 2008 through March 31, 2009 Mr. Cannon agreed to defer a portion of his monthly payments.  As of June 30, 2009 and March 31, 2009 a total of $22,000 and $15,000, respectively, had been deferred and was included in accounts payable in the accompanying unaudited consolidated balance sheets.  Additionally, during the three months ended June 30, 2009 and 2008, the Company expensed board fees for Mr. Cannon totaling $0 and $575, respectively.  At June 30, 2009 and March 31, 2009, $19,788 and $15,000, respectively, of deferred board fees was included in accrued expenses.  During the three months ended June 30, 2009, Mr. Cannon was granted a total of 19,775 warrants with an average exercise price of $0.615 per shares.  For the three months ended June 30, 2008, Mr. Cannon was granted a total of 9,000 warrants with an average exercise price of $1.05 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Gary Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company (see Note 14 for subsequent events).

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 14 - SUBSEQUENT EVENTS

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Restated)
For the Three Months Ended June 30, 2009 and 2008

NOTE 14 - SUBSEQUENT EVENTS, continued

On July 30, 2009, the Company entered into a Consent, Waiver and Agreement with the holders of the October 2007 and May 2008 Convertible Debentures (“Debentures”).  Pursuant to the terms of the Consent, Waiver and Agreement, the Holders (i) consented to the Registrant’s issuance of convertible notes and warrants in connection with a bridge financing of up to $1,500,000 which commenced in March 2009 (the “Bridge Financing”), and (ii) waived, as it relates to the Bridge Financing, a covenant contained in the Debentures not to incur any further indebtedness, except as otherwise permitted by the Debentures.  This Bridge Financing is more particularly described in Note 10 above under the caption “Private Placement Debentures.”  In addition, in connection with the Consent, Wavier and Agreement, the Registrant and Holders confirmed that (i) the exercise price of the warrants issued to the Holders in connection with their purchase of the Debentures had been reduced, pursuant to the terms of the warrants, to $0.51 as a result of the Bridge Financing, and (ii) as a result of the foregoing decrease in the exercise price, pursuant to the terms of the warrants, the number of shares underlying the warrants held by Holders of the Debentures had been proportionally increased by 4,043,507 pursuant to the terms of the warrant agreements. The Company is currently evaluating the effect this agreement will have on the consolidated financial statements.

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

General Overview

The following management discussion and analysis of the Company’s financial condition and results of operations (MD&A”) should be read in conjunction with the consolidated balance sheets as of June 30, 2009 (unaudited)  (restated) and March 31, 2009 (audited) and the related consolidated statements of operations for the three months ended June 30, 2009 and 2008, the consolidated statements of cash flows for the three months ended June 30, 2009 and 2008 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2009 and 2008 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2010 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of $35,124, incurred a net loss of $16,705,151 and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.  The Company generated revenues from operations of $13,703, incurred a loss of $ 349,723 , which included a gain on the change in fair value of our derivative liabilities of $3,134,298 and used cash of $505,960 in its operating activities during the three months ended June 30, 2009.  In addition, the Company had a working capital deficit of $ 16,269,521 and has cash and cash equivalents of $556,922 at June 30, 2009.  The Company’s working capital deficit at June 30, 2009 included $13,664,537 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures and were reclassified from equity during the quarter (see Note 11 ).  Currently management has projected that cash on hand, including cash borrowed under the convertible debentures issued in the first and second quarter of fiscal 2010, will be sufficient to allow the Company to continue its operations into the third quarter of fiscal 2010 until more significant funding can be secured.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the commercialization of the CryoPort Express™ System and the eventual achievement of sustained profitable operations.  In response to this need for capital, in March 2009 the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures under Regulation D (the “Private Placement Debentures”).   From March through August 10, 2009, the Company had raised net proceeds of $1,105,910 under the Private Placement Debentures (see Note 10 and Note 14 to the accompanying unaudited consolidated financial statements).   In addition, the Company has received additional proceeds of $711,600 from the exercises of warrants.  As a result of these recent financings, the Company had aggregate cash and cash equivalents and restricted cash balances of approximately $1,089,000 as of August 10, 2009, which will be used to fund the working capital required for minimal operations as well as the sales and marketing efforts to continue the Company’s commercialization of the CryoPort Express™ System until additional capital is obtained. Management’s plans include obtaining additional capital through equity and debt funding sources, however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4)
Minimizing operating and financing expenditures through stringent cost containment measures to ensure the availability of funds until additional funding is secured, then continue to minimize expenditures until sufficient revenues are generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the three months ended June 30, 2009, relate to non-cash expenses including (i) $ 2,268,690 non-cash expense included in interest expense relating to the amortization of discounts on convertible debentures and (ii) non-cash expense recorded in selling, general and administrative costs of $379,119 related to the valuations of common stock shares and warrants issued in lieu of cash for consulting services as well as for directors’ and employee compensation.  For the three months ended June 30, 2009, the Company also incurred cash expenses of (i) approximately $69,000 for the audit fees and consulting services related to the filing of the Company’s annual and quarterly reports and compliance with the Sarbanes-Oxley requirements and (ii) approximately $19,000 additional research and development costs related to the development of the web based system to be used as a vital function of the CryoPort Express™ System.  The remaining operating expenses for the quarter ended June 30, 2009 related primarily to minimal overhead costs including personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

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

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2009 was $143,174, determined by the Black-Scholes valuation model.  As of June 30, 2009, total unrecognized compensation cost, related to unvested stock options and warrants was approximately $252,055, which is expected to be recognized as an expense over a weighted-average period of 2 years (see Note 3 to the Company’s unaudited consolidated financial statements for additional information).

Derivative Liabilities. Effective April 1, 2009 the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model (see Note 3 and Note 11 to the accompanying unaudited consolidated financial statements).

Convertible Debentures.  If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 11 of the accompanying unaudited consolidated financial statements).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active ("FSP FAS 157-3") , which clarifies the application of SFAS 157 in an inactive market and to illustrate how an entity would determine fair value in an inactive market. In addition, in April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This pronouncement supersedes FSP SFAS 157-3 and is effective for periods ending after June 15, 2009.  The Company has concluded that the adoption of SFAS 157 and related FSPs for non-financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements (see Note 11 for fair value measurements related to derivative liabilities).

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

Change in Accounting Principle

In June 2008, the FASB ratified EITF 07-05, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”) , to address concerns regarding the meaning of  “indexed to an entity’s own stock” as outlined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The warrant and convertible-debt agreements contain adjustment (or ratchet) provisions in the agreements, and accordingly, we determined that these instruments are not indexed to the Company’ common stock.  As a result, the Company is required to account for these instruments as derivatives or liabilities under SFAS No. 133.  The Company adopted EITF 07-05, beginning April 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion feature, including the effects on the discounts on the convertible notes of $2,595,059, resulted in an aggregate reduction to equity of $13,875,623, consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting. Under EITF 07-05, the warrants and embedded conversion features will be carried at fair value and adjusted quarterly through earnings (see Note 3 and Note 11 to the accompanying unaudited consolidated financial statements).

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

Interest Expense. Interest expense increased $ 1,977,428 to $ 2,533,197 for the three month period ended June 30, 2009 as compared to $555,769 for the three month period ended June 30, 2008. This increase was due to $ 2,268,690 of amortized debt discount, $7,904 of amortized financing fees, and $256,603 of accrued interest, primarily related to the convertible debentures issued in October 2007, May 2008 and March and May 2009 Private Placement Debentures. These increases were partially offset by a reduction in interest expense for related party notes payable and notes payable to officers as the result of the payments made against the principal note balances.

Interest Income. The Company recorded interest income of $1,481 for the three month period ended June 30, 2009 as compared to $12,814 for the three month period ended June 30, 2008.  Prior year interest income included the impact of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Change in Fair Value of Derivative Liabilities. The Company recognized a gain on the change in fair market value of derivatives of $3,134,298 during the three months ended June 30, 2009 compared to $0 in the three months ended June 30, 2008.  The gain was due to the adoption of EITF 07-05, which resulted in a reclassification of the fair value of warrants and debt effective conversion features from equity to derivative liabilities that are marked to fair value at each reporting period.  The impact of the change in accounting principle and change in market value of the derivative liabilities during the first quarter resulted in the recognition of a gain (see Note 3 to the accompanying unaudited consolidated financial statements).

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

Net Loss. As a result of the factors described above, net loss for the three months ended June 30, 2009 de creased by $ 7,872,758   to $ 349,723 or ($ 0.01 ) per share compared to a net loss of $8,222,481 or ($0.20) per share for the three months ended June 30, 2008.  Loss from operations for the three months ended June 30, 2009 increased $175,723 to $951,508 compared to $775,785 for the three months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $556,922 and negative working capital of $ 16,269,521 .  The Company’s working capital deficit at June 30, 2009 included $13,664,537 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures and were reclassed from equity during the quarter.  As of March 31, 2009, the Company had cash and cash equivalents of $249,758 and negative working capital of $3,693,015.

Net cash used in operating activities was $505,960 for the three months ended June 30, 2009, compared to net cash used in operating activities of $694,614 for the three months ended June 30, 2008.  Net loss for the current quarter of $ 349,723 included a non-cash gain of $3,134,298 due to the change in valuation of our derivative liabilities during the quarter and partially offset by non-cash expenses of $ 2,688,012 due primarily to discount amortization related to our convertible debt instruments.  Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accrued interest payable of $156,406 primarily due to our Private Placement Debentures and an increase in accounts payable of $102,893 due primarily to increased general and administrative expenses.  Net cash used in operating activities of $694,914 for the three months ended June 30, 2008 reflected a net operating loss of $8,222,481, which included a non-cash loss on extinguishment of debt of $6,902,941 and non-cash expenses of $532,455 due primarily to discount amortization related to our convertible debt instruments.  In addition to our net operating loss and related cash impact, inventories increased by $73,084 and were offset by the positive cash impact of an increase in accrued interest payable related to our May 2008.

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

Item 4T. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 was originally filed, the Company's management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures and concluded that as of the end of such period, the Company's disclosure controls and procedures were effective.

In connection with the restatement discussed above in Note 2 to the Company's consolidated financial statements in Item 1 of this report, the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer reevaluated the Company's disclosure controls and procedures. Based on that reevaluation and solely as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have now concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2009.

Notwithstanding the material weakness that existed at June 30, 2009, the Company's management believes, based on its knowledge, that the Company's restated consolidated financial statements and other financial information included in this report, fairly present, in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of and for the periods presented in this report.

Material Weakness Related Misrecorded Journal Entry

Subsequent to the filing of our original Quarterly Report on Form 10-Q for the period ended June 30, 2009, we identified an error in recording of a journal entry that resulted in misstatements in our consolidated financial statements as of and for the three months ended June 30, 2009. Accordingly, in this Form 10-Q/A, the Company has restated those consolidated financial statements. For further information, please see the Note 2 to our consolidated financial statements in Item 1 of this report.

As a result of these misstatements, we have concluded that we did not maintain effective controls as of June 30, 2009 over the recording of journal entries. The Company's processes, procedures and controls related to the recording of journal entries were not sufficiently effective to ensure that all journal entries were properly recorded during this period while the Company was transitioning to a new Chief Financial Officer. This control deficiency resulted in the restatement of the Company's June 30, 2009, financial statements by a material amount. Therefore, management has concluded that this control deficiency, as of June 30, 2009, constitutes a material weakness.

To remediate this material weakness, the Company, prior to September 30, 2009, completed the transition to its new Chief Financial Officer who, prior to September 30, 2009, fully reviewed the Company's disclosure controls and procedures including the processes, procedures and controls relating to the recording of journal entries.

Changes in Internal Control Over Financial Reporting

Other than as noted in Item 4T above, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CryoPort, Inc.

	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman, Chief Executive Officer

Dated: November 2 , 2009	By:	/s/ Catherine M. Doll
Catherine M. Doll, Chief Financial Officer (Principal Financial and Accounting Officer)