Form 10-Q
period 2009-09-30
Cryoport, Inc.
filed 2009-11-16
CIK 1124524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 000-51578

CryoPort, Inc.
(Exact Name of Registrant as Specified in Its Charter)

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

As of November 10, 2009 the Company had 49,349,958 shares of its $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,120,758	$249,758
Restricted cash	102,115	101,053
Accounts receivable, net	7,273	2,546
Inventories	-	530,241
Prepaid expenses and other current assets	140,778	170,399
Total current assets	1,370,924	1,053,997

Fixed assets, net	613,755	189,301
Intangible assets, net	259,616	264,364
Deferred financing costs, net	193,773	3,600
Other assets	-	61,294

	$2,438,068	$1,572,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$393,701	$218,433
Accrued expenses	370,984	90,547
Accrued warranty costs	-	18,743
Accrued salaries and related	244,730	206,180
Convertible notes payable and accrued interest, net of discount of $775,960 (unaudited) at September 30, 2009 and $13,586 at March 31, 2009	639,647	46,414
Current portion of convertible notes payable and accrued interest, net of discount of $2,468,355 (unaudited) at September 30, 2009 and $662,583 at March 31, 2009	3,883,070	3,836,385
Line of credit and accrued interest	90,310	90,310
Current portion of related party notes payable	150,000	150,000
Current portion of note payable to former officer	96,000	90,000
Derivative liabilities	18,404,578	-
Total current liabilities	24,273,020	4,747,012

Related party notes payable and accrued interest, net of current portion	1,506,898	1,533,760
Note payable to former officer and accrued interest, net of current portion	36,476	67,688
Convertible notes payable, net of current portion and discount of $6,351,425 at September 30, 2009 and $6,681,629 at March 31, 2009	-	-

Total liabilities	25,816,394	6,348,460

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized; 47,585,635 (unaudited) at September 30, 2009 and 41,861,941 at March 31, 2009 shares issued and outstanding	47,587	41,863
Additional paid-in capital	24,402,380	25,816,588
Accumulated deficit	(47,828,293)	(30,634,355)
Total stockholders’ deficit	(23,378,326)	(4,775,904)

	$2,438,068	$1,572,556

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2009	2008	2009	2008

Revenues	$8,478	$5,982	$22,181	$19,406

Cost of revenues	177,267	134,953	326,444	253,331

Gross loss	(168,789)	(128,971)	(304,263)	(233,925)

Operating expenses:
Selling, general and administrative expenses	779,193	779,691	1,507,502	1,339,731
Research and development expenses	93,066	105,453	180,791	216,244

Total operating expenses	872,259	885,144	1,688,293	1,555,975

Loss from operations	(1,041,048)	(1,014,115)	(1,992,556)	(1,789,900)

Other income (expense):
Interest income	2,233	11,194	3,714	24,008
Interest expense	(1,610,059)	(658,099)	(4,143,256)	(1,213,868)
Loss on sale of fixed assets	-	-	(797)	-
Change in fair value of derivative liabilities	(4,535,848)	-	(1,401,550)	-
Gain (loss) on extinguishment of debt	-	91,727	-	(6,811,214)

Total other expense, net	(6,143,674)	(555,178)	(5,541,889)	(8,001,074)

Loss before income taxes	(7,184,722)	(1,569,293)	(7,534,445)	(9,790,974)

Income taxes	1,600	-	1,600	800

Net loss	$(7,186,322)	$(1,569,293)	$(7,536,045)	$(9,791,774)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.04)	$(0.17)	$(0.24)
Weighted average common shares outstanding:
Basic and diluted	46,154,705	41,167,472	44,555,961	41,093,181

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,536,045)	$(9,791,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,865	30,554
Amortization of deferred financing costs	25,579	27,929
Amortization of debt discount	3,737,569	958,586
Stock issued to consultants	118,807	105,670
Fair value of warrants issued to employees and directors	352,744	337,356
Change in fair value of derivative instrument	1,401,550	-
Loss on extinguishment of debt	-	6,811,214
Loss on sale of assets	797	-
Interest earned on restricted cash	(1,062)	(4,526)
Changes in operating assets and liabilities:
Accounts receivable	(4,727)	16,938
Inventories	81,012	(299,393)
Prepaid expenses and other assets	29,643	88,466
Accounts payable	175,268	14,535
Accrued expenses	112,371	(245)
Accrued warranty costs	(18,743)	(5,625)
Accrued salaries and related	38,550	(8,225)
Accrued interest	278,325	134,518

Net cash used in operating activities	(1,145,497)	(1,584,022)

Cash flows from investing activities:
Purchases of intangible assets	(24,372)	(633)
Purchases of fixed assets	(9,767)	(53,043)

Net cash used in investing activities	(34,139)	(53,676)

Cash flows from financing activities:
Proceeds from borrowings under convertible notes	1,321,500	1,062,500
Repayment of convertible notes	-	(117,720)
Repayment of borrowings on line of credit, net	-	(22,500)
Payment of deferred financing costs	(129,290)	(191,875)
Repayment of note payable	-	(12,000)
Repayments of related party notes payable	(60,000)	(60,000)
Repayments of note payable to officer	(30,000)	(36,000)
Payment of fees associated with exercise of warrants	(51,174)	-
Proceeds from exercise of options and warrants	999,600	3,308

Net cash provided by financing activities	2,050,636	625,713

Net change in cash and cash equivalents	871,000	(1,011,985)

Cash and cash equivalents, beginning of period	249,758	2,231,031

Cash and cash equivalents, end of period	$1,120,758	$1,219,046

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,573	$92,757
Income taxes	$1,600	$800

Supplemental disclosure of non-cash activities:

Deferred financing costs in connection with S-1	$74,518	$-

Deferred financing costs in connection with convertible debt financing and debt modifications	$11,944	$117,530

Fair value of warrants to be issued as cost incurred in connection with warrant exercises	$81,604	$-

Debt discount in connection with convertible debt financing	$1,483,415	$1,250,000

Conversion of debt and accrued interest to common stock	$984,254	$5,446

Reclassification of embedded conversion feature to equity	$646,102	$-

Cashless exercise of warrants	$110	$150

Cancellation of shares issued for debt principal reduction	$-	$117,720

Accrued interest added to principal amount of debentures	$79,582	$-

Estimated fair value of warrants issued in connection of debt modification	$-	$5,858,344

Cumulative effect of accounting change to debt discount for derivative liabilities	$2,595,095	$-

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$9,657,893	$-

Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$4,217,730	$-

Reclassification of inventory to fixed assets	$449,229	$-

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

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

Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The Company has evaluated subsequent events through November 16, 2009, the filing date of this form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature, of high value, temperature sensitive materials.  The Company has developed a line of cost-effective reusable cryogenic transport containers capable of transporting biological, environmental and other temperature sensitive materials at temperatures below zero degrees centigrade.  These dry vapor shippers are the first significant alternative to using dry ice and achieve 10+ day holding times compared to 1–2 day holding times with dry ice.  The Company provides safe transportation and an environmentally friendly, long lasting shipper.  These value-added services include an internet-based web portal that enables the customer to initiate shipping service and allows the customer to track the progress and status of a shipment and in-transit temperature monitoring services of the shipper.  CryoPort also provides to its customer at their pick up location, the fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper.

The Company's principal focus has been the further development and commercial launch of CryoPort Express® Portal – an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies – and its CryoPort Express® Shipper, a line of dry vapor cryogenic shippers for the transport of biological and pharmaceutical materials.  A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° centigrade.  The dry vapor shipper is designed using innovative, proprietary, and patent pending technology such that there can be no pressure build up as the liquid nitrogen evaporates, nor any spillage of liquid nitrogen.  A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container even when placed upside-down or on its side as is often the case when in the custody of a shipping company.  Biological specimens are stored in a specimen chamber, “well”, inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well.  Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products, such as cancer vaccines, semen and embryos, infectious substances and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than -150 ° C).
.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of $35,124, incurred a net loss of $16,705,151 and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.  The Company generated revenues from operations of $22,181, had net loss of $7,536,045, and used cash of $1,145,497 in its operating activities during the six months ended September 30, 2009.  In addition, the Company had a working capital deficit of $22,902,096, and has cash and cash equivalents of $1,120,758 at September 30, 2009.  The Company’s working capital deficit at September 30, 2009 included $18,404,578 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures which were reclassified from equity during the six months ended September 30, 2009 (see Note 9).  Currently management has projected that cash on hand, including cash borrowed under the convertible debentures issued in the first  second, and third quarter of fiscal 2010, will be sufficient to allow the Company to continue its operations only into the fourth quarter of fiscal 2010 until more significant funding can be secured.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Through November 10, 2009, the Company had raised proceeds of $1,381,500 under the Private Placement Debentures (see Note 8) and proceeds of $1,437,100 (see Note 11 and 13) from the exercise of warrants.  As a result of these recent financings, the Company had an aggregate cash and cash equivalents and restricted cash balance of approximately $1,260,453 as of November 10, 2009 which will be used to fund the working capital required for minimal operations including limited inventory build as well as limited sales efforts to advance the Company’s commercialization of the CryoPort Express® Shippers until additional capital is obtained. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt. In this regard on October 6, 2009 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (File No. 333-162350) for a possible underwritten public offering of units, each unit to consist of one share of common and one warrant to purchase one share of common stock.  Management cannot assure you that this contemplated offering will be consummated, or if consummated, whether the proceeds from such offering will be sufficient to fund the Company’s planned operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, realizability of inventories, accrued warranty costs, deferred tax assets and their accompanying valuations, product liability reserves, valuation of derivative liabilities and the valuations of common stock, warrants and stock options issued for products or services.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash accounts in financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the FDIC deposit coverage limits to $250,000 per owner from $100,000 per owner.  At September 30, 2009 and March 31, 2009, the Company had $1,058,485 and $121,042, respectively, of cash balances, including restricted cash, which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 2.32% which serves as collateral for borrowings under a line of credit agreement (see Note 6).  At September 30, 2009 and March 31, 2009, the balance in the certificate of deposit was $102,115 and $101,053, respectively.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. Sales to international customers are generally secured by advance payments except for a limited number of established foreign customers.  The Company generally requires advance or credit card payments for initial sales to new customers.  The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.  Reserves for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient.  Accounts receivable at September 30, 2009 and March 31, 2009 are net of reserves for doubtful accounts and sales returns of approximately of zero and $600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company has foreign sales primarily in Europe, Canada, India and Australia.  Foreign sales were approximately $2,200 and $10,700 which constituted approximately 26% and 48%, of net sales for the three and six months ended September 30, 2009, respectively, and $300 and $6,500 which constituted approximately 5% and 33%, of net sales for the three and six months ended September 30, 2008, respectively.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, note payable to officer, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except the related party notes payable, approximates fair value at September 30, 2009 and March 31, 2009. The difference between the fair value and recorded values of the related party notes payable is not material.

Inventories

Inventories were stated at the lower of standard cost or current estimated market value.  Cost was determined using the standard cost method which approximates the first-in, first-out method.  The Company periodically reviewed its inventories and recorded a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements.  Once established, write-downs of inventories were considered permanent adjustments to the cost basis of the obsolete or excess inventories.  Raw materials, work in process and finished goods included material costs less reserves for obsolete or excess inventories.

The Company provides shipping containers to their customers and charges a fee in exchange for the use of the container.  The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program (see Note 3).

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Cryogenic shippers	3 Years
Furniture and fixtures	7 years
Machinery and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

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

The Company provides shipping containers to their customers and charges a fee in exchange for the use of the container.  The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program (see Note 3).

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs.  The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful life of five years.  The Company capitalizes certain costs related to software developed for internal use.  Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years.  Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants using the Black-Scholes option pricing model.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2009 and March 31, 2009, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the Company’s planned public offering of units and issuance of the convertible notes payable.  Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the six month periods ended September 30, 2009, the Company capitalized deferred financing costs of $215,752, of which $124,518 related to the Company’s planned public offering and will be reclassified to paid-in capital and netted against the proceeds of the offering upon completion.  Amortization of deferred financing costs was $17,675 and $25,579 for the three and six months ended September 30, 2009, respectively, and $10,767 and $27,929 for the three and six months ended September 30, 2008, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following represents the activity in the warranty accrual account during the six month period ended September 30, 2009 and the year ended March 31, 2009:

	September 30, 2009	March 31, 2009

Beginning warranty accrual	$18,743	$29,993
Increase in accrual (charged to cost of sales)	-	750
Charges to accrual (product replacements)	-	(12,000)
Reversal of remaining accrual due to expected future claims	(18,743)	-
Ending warranty accrual	$-	$18,743

Derivative Liabilities

Effective April 1, 2009, certain of the Company's issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, were reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (see “Change in Accounting Principle” section below and Note 9).

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method (see Note 8).

Revenue Recognition

Four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.  During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

The Company provides shipping containers to their customers and charges a fee in exchange for the use of the container.  The Company’ arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of sales.

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the six month periods ended September 30, 2009 and 2008, the Company expensed approximately $9,000 and $51,000, respectively, in advertising costs.

Research and Development Expenses

The Company expenses internal research and development costs as incurred. Third-party research and development costs are expensed when the contracted work has been performed.

Stock-Based Compensation

All share-based payments to employees and directors, including grants of employee stock options and warrants, are recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards.  Fair value is determined at the date of grant. The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the six month periods ended September 30, 2009 and 2008 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

Stock Option Plans

The Company maintains two stock option plans, the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a ten-year term. As of September 30, 2009, the Company is authorized to issue up to 5,000,000 shares under this plan and has 2,210,042 shares available for future issuances.

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009.  The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. A total of 12,000,000 shares of the Company’s common stock is authorized for the granting of awards under the 2009 Plan. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events.  Awards may be granted under the 2009 Plan until October 9, 2019 or until all shares available for awards under the 2009 Plan have been purchased or acquired.  As of September 30, 2009, no options had been granted under the 2009 Plan.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The following table presents the weighted average assumptions used to estimate the per share fair values of stock warrants granted to employees and directors during the six months ended September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
Stock options and warrants:
Expected term	4.75 - 5 years	5 years
Expected volatility	195% – 197%	211%
Risk-free interest rate	2.43% – 2.58%	2.88%
Expected dividends	N/A	N/A

A summary of employee and director options and warrant activity for the six month period ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	5,233,880	$0.69
Granted	310,000	$0.53
Exercised	(110,345)	$0.04
Forfeited	(8,655)	$0.04

Outstanding and expected to vest at September 30, 2009	5,424,880	$0.69	6.58	$209,644

Exercisable at September 30, 2009	4,774,800	$0.68	6.28	$208,644

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were 210,000 warrants and 100,000 stock options with a weighted average fair value of $0.53 per share granted to employees and directors during the six months ended September 30, 2009 and 88,600 warrants and no stock options with a weighted average fair value of $0.92 per share granted to employees and directors during the six months ended September 30, 2008.  In connection with the warrants and options granted and the vesting of prior warrants issued, during the six months ended September 30, 2009 and 2008, the Company recorded total charges of $190,462 and $337,356, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations.  No employee or director warrants or stock options expired during the six months ended September 30, 2009 and 2008.  The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of September 30, 2009, there was $251,257 of unrecognized compensation cost related to employee and director stock based compensation arrangements, which is expected to be recognized over the next two years.

The aggregate intrinsic value of stock options and warrants exercised during the six month periods ended September 30, 2009 and 2008 was $60,690 and $203,012, respectively.

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
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued.  For the six months ended September 30, 2009 and 2008, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options and warrants on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 66,572,876 and 67,039,579 for the three and six month periods ended September 30, 2009 and 58,965,164 and 58,459,328 for the three and  six month periods ended September 30, 2008, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 855-10, Subsequent Events, or ASC 855-10, which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC 855-10 and evaluated subsequent events through the issuance date of the financial statements. ASC 855-10 did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105-10. ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modified the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. The Company adopted ASC 105-10 for the reporting in its 2009 second quarter. The adoption did not have a significant impact on its consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Change in Accounting Principle

Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. The warrant and convertible debt agreements contain adjustment (or ratchet) provisions and accordingly, we determined that these instruments are not indexed to the Company’s common stock.  As a result, the Company is required to account for these instruments as derivatives or liabilities. The Company applied these provisions to outstanding instruments as of April 1, 2009. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, including the effects on the discounts on the convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting.  The warrants and embedded conversion features will be carried at fair value and adjusted quarterly through earnings.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

Fair Value Measurements

The Company determines the fair value of its derivative instruments using a three-level hierarchy for fair value measurements which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of September 30, 2009 and April 1, 2009 (the Company’s adoption date of derivative liability accounting) classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	September 30, 2009	April 1, 2009
	(unaudited)	(unaudited)
Embedded Conversion Option	$3,658,026	$3,900,134
Warrants	14,746,552	12,570,584
	$18,404,578	$16,470,718

Increase in fair value included in other expense	$1,401,550

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

Balance at March 31, 2009	$—

Cumulative effect of change in accounting principle	16,470,718
Derivative liability added - warrants	389,781
Derivative liability added – conversion option	788,631
Reclassification of conversion feature to equity upon conversions of notes	(646,102)
Change in fair value	1,401,550
Balance at September 30, 2009	$18,404,578

NOTE 3 - INVENTORIES

Inventories at September 30, 2009 and March 31, 2009 consist of the following:

	September 30,	March 31,
	2009	2009
	(unaudited)
Raw materials	$-	$350,021
Work in process	-	7,253
Finished goods	-	172,967
	$-	$530,241

During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

The Company provides shipping containers to their customers and charges a fee in exchange for the use of the container.  The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at September 30, 2009 and March 31, 2009:
	September 30, 2009	March 31, 2009
	(unaudited)
Cryogenic shippers	$449,229	$-
Furniture and fixtures	23,253	23,253
Machinery and equipment	649,718	640,748
Leasehold improvements	19,426	19,426
	1,141,626	683,427
Less accumulated depreciation and amortization	(527,871)	(494,126)

	$613,755	$189,301

During its early years, the Company's limited revenue was derived from the sale of our reusable product line.  The Company's current business plan focuses on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

The Company provides shipping containers to their customers and charges a fee in exchange for the use of the container.  The Company’ arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.  Depreciation and amortization expenses for fixed assets were $16,397 and $33,745 for the three and six months ended September 30, 2009, respectively, and $15,923 and $30,554 for the three and six months ended September 30, 2008, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets are comprised of patents and trademarks and software developed for internal uses.  The gross book values and accumulated amortization as of September 30, 2009 and March 31, 2009 were as follows:

	September 30, 2009	March 31, 2009
	(unaudited)
Patents and trademarks	$71,747	$47,375
Software	282,112	282,112
	353,859	329,487
Less accumulated amortization	(94,243)	(65,123)

	$259,616	$264,364

Amortization expense for intangible assets was $14,966 and $29,120 for the three and six months ended September 30, 2009, respectively, and $0 for both the three and six months ended September 30, 2008, respectively.  All of the Company’s intangible assets are subject to amortization.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 6 – LINE OF CREDIT

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on the prime rate plus 1% per annum (totaling 4.25% as of September 30, 2009). The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® One-Way Shipper. As of both September 30, 2009 and March 31, 2009, the outstanding balance of the Line was $90,310, including accrued interest of $310. During the six months ended September 30, 2009 and 2008, the Company made principal payments against the Line of $0 and $22,500, respectively, and recorded interest expense of $1,840 and $2,118, respectively, related to the Line.  No funds were drawn against the Line during the six months ended September 30, 2009 and 2008.

NOTE 7 – NOTES PAYABLE

Related Party Notes Payable

As of September 30, 2009 and March 31, 2009, the Company had aggregate principal balances of $1,069,500 and $1,129,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to a maximum of $10,000 per month.  As of September 30, 2009, the aggregate principal payments totaled $10,000 per month.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $16,344 and $33,138 for the three and six months ended September 30, 2009, respectively, and $18,144 and $36,738 for the three and six months ended September 30, 2008, respectively. Accrued interest, which is included in related party notes payable in the accompanying unaudited consolidated balance sheets, related to these notes amounted to $587,398 and $554,260 as of September 30, 2009 and March 31, 2009, respectively. As of September 30, 2009, the Company had not made the required payments under the related-party notes which were due on July 1, August 1, and September 1, 2009. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On October 31, 2009, the Company paid the July 1 note payments due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

Note Payable to Former Officer

In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of September 30, 2009 and March 31, 2009, the total amount of deferred salaries and accrued interest under this arrangement was $132,476 and $157,688, respectively, of which, $36,476 and $67,688, respectively, is recorded as a long-term liability in the accompanying unaudited consolidated balance sheets.  Interest expense related to this note was $2,412 and $4,788 for the three and six months ended September 30, 2009, respectively, and $2,714 and $5,657 for the three and six months ended September 30, 2008, respectively. Accrued interest related to this note payable amounted to $18,526 and $13,738 at September 30, 2009 and March 31, 2009, respectively, and is included in the note payable to officer in the accompanying unaudited consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. Effective August 26, 2009, pursuant to a letter agreement (i) the Company agreed to pay Mr. Berry the sum of $30,000 plus accrued interest representing past due payments from January to May 2009 previously waived by Mr. Berry, (ii) Mr. Berry agreed to waive payments due to him through December 2009, and (iii) the Company agreed to pay to Mr. Berry the sum of $42,000 plus accrued interest on January 1, 2010, representing payments due to him from June 2009 thru December 2009. As of September 30, 2009 and March 31, 2009 these unpaid payments totaled $24,000 and $18,000, respectively, and are included in the current liability portion of the note payable in the accompanying unaudited consolidated balance sheets.  In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 16, 2009.  Mr. Berry resigned his position from the Board on July 30, 2009.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible debenture balances are shown below:

	September 30, 2009	March 31, 2009
	(unaudited)
October 2007 Debentures	$5,018,647	$5,356,073
May 2008 Debentures	1,332,778	1,325,556
Private Placement Debentures	1,381,500	60,000
Accrued interest on Private Placement Debentures	34,107	44,544
	7,767,032	6,786,173
Debt discount	(3,244,315)	(2,903,374)
Total convertible debentures, net	$4,522,717	$3,882,799

Convertible notes payable and accrued interest, net	$639,647	$46,414
Current portion of convertible notes payable, net	3,883,070	3,836,385
Convertible notes payable, net	$4,522,717	$3,882,799

During the three and six months ended September 30, 2009, the Company recognized an aggregate of $1,468,879 and $3,737,569 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding convertible notes payable.  During the three and six months ended September 30, 2008, the Company recognized an aggregate of $540,311 and $958,586 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding convertible notes payable.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

October 2007 and May 2008 Debentures

In May 2009, approximately $713,000 of the October 2007 Debentures was converted by a note holder.  Using the conversion rate of $0.51 per share per the terms of the Debenture, 1,398,039 shares of common stock were issued to the investor. In addition, the fair value of $593,303 related to the conversion feature was reclassed from the liability for derivative instruments to additional paid-in capital (see Note 9) and accelerated the recognition of $508,886 of unamortized debt discount as interest expense.

During the six months ended September 30, 2009, the Company converted interest payments due on the October 2007 and May 2008 convertible debentures (the "Debentures")  totaling $126,710 into 428,134 shares of common stock using the conversion rate of $0.40.

On July 30, 2009, the Company entered into a Consent, Waiver and Agreement with the holders of the Debentures (the “July Agreement”).  Pursuant to the terms of the July Agreement, the Holders (i) consented to the Company’s issuance of convertible notes and warrants in connection with a bridge financing of up to $1,500,000 which commenced in March 2009 (the “Bridge Financing”), and (ii) waived, as it relates to the Bridge Financing, a covenant contained in the Debentures not to incur any further indebtedness, except as otherwise permitted by the Debentures.  This Bridge Financing is more particularly described below under the caption “Private Placement Debentures.”  In addition, in connection with the July Agreement, the Company and Holders confirmed that (i) the exercise price of the warrants issued to the Holders in connection with their purchase of the Debentures had been reduced, pursuant to the terms of the warrants, to $0.51 as a result of the Bridge Financing, and (ii) as a result of the foregoing decrease in the exercise price, pursuant to the terms of the warrants (the “Warrants”), the number of shares underlying the Warrants held by Holders of the Debentures had been proportionally increased by 4,043,507 pursuant to the terms of the warrant agreements.  As a result of the foregoing adjustments, the Company recognized a loss in other expense due to the change in fair value of derivative liabilities of $1,608,540 and a corresponding increase to the liability for derivative instruments.

On September 17, 2009, the Company entered into an Amendment to Debentures and Warrants, Agreement and Waiver (the “Amendment”) with the Holders the Company’s outstanding Debentures and associated Warrants to purchase common stock, as such Debentures and Warrants have been amended.   The effective date of the Amendment was September 1, 2009.  The purpose of the Amendment was to restructure the Company’s obligations under the outstanding Debentures in order to reduce the amount of the required monthly principal payment and temporarily defer the commencement of monthly principal payments (which was scheduled to commence September 1, 2009) and ceased the continuing interest payments for a period time.

The following is a summary of the material terms of the Amendment:

1.           The Company must obtain stockholder approval of an amendment to its Amended and Restated Articles of Incorporation to increase the number of authorized shares of its common stock to 250,000,000, and file such amendment with the Nevada Secretary of State, by December 31, 2009.

2.           As of September 1, 2009, the principal amount of the Debentures was increased by $482,796, which was added to the outstanding principal balances and $403,214 was recorded as a debt discount and will be amortized over the remaining life of the Debentures of nine months.  The increase reflected all accrued and unpaid interest as of such date, plus all interest that would have accrued on the principal amount (as increased as of September 1, 2009, to reflect the then accrued but unpaid interest) from September 1, 2009, to July 1, 2010 (the maturity date of the Debentures).  The Company shall have no obligation under the Debentures to make further payments of interest, and interest shall cease to accrue, during the period September 1, 2009 to July 1, 2010.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

3.           The conversion price of the Debentures was decreased from $0.51 per share to $0.45 per share, which resulted in an increase in the number shares of common stock which the Debentures may be converted into, an increase in the liability for derivative instruments of $802,200 and a corresponding loss was recorded in other expense due to the change in fair value of derivatives.

4.           The commencement of the Company’s obligation to make monthly payments of principal was deferred from September 1, 2009, to January 1, 2010, at which time the Company will make monthly pro rata payments to the Holders in the aggregate amount of $200,000 with a balloon payment due on the maturity date of July 1, 2010.  Prior to the Amendment, the Company was obligated to repay the entire outstanding principal amount of the debentures in twelve equal monthly payments commencing on August 1, 2009.

5.           The Holders’ existing right to maintain a fully diluted ownership equal to 31.5% has been increased by the Amendment to a fully diluted ownership of 34.5%.

6.           The exercise price of the outstanding Warrants was decreased from $0.51 per share to $0.45 per share, which also resulted in a corresponding pro rata increase in the number of shares that may be purchased upon exercise of the Warrants to an aggregate of 30,550,955 shares.  The reduction in exercise price of the Warrants to $0.45 per share and the 3,594,230 share increase in the number of Warrants resulted in an increase in the liability for derivative instruments of $1,679,990 and a corresponding loss was recorded in other expense due to the change in fair value of derivative liabilities.

7.           The following additional covenants were added to the Debentures (replacing similar covenants which had terminated as of June 30, 2009) and shall remain in full force so long as any of the Debentures remain outstanding (the “Covenant Period”):

a.           The Company shall maintain a total cash balance of no less than $100,000 at all times during the Covenant Period;

b.           The Company shall have an average monthly operating cash burn of no more than $500,000 during the Covenant Period. Operating cash burn is defined by taking net income (or loss) and adding back all non-cash items, and excludes changes in assets, liabilities and financing activities;

c.           The Company shall have a minimum current ratio of 0.5 to 1 at all times during the Covenant Period. This calculation is to be made by excluding the current portion of the convertible notes payable and accrued interest, and liability from derivative instruments from current liability for the current ratio;

d.           Accounts payable shall not exceed $750,000 at any time during the Covenant Period;

e.           Accrued salaries shall not exceed $350,000 at any time during the Covenant Period; and

f.           The Company shall not make any revisions to the terms of the existing contractual agreements for the Notes Payable to Former Officer, Related Party Notes Payable and the Line of Credit (as each is referred to in the Company’s Form 10-Q for the period ended June 30, 2009); other than the previous amendment to the payment terms of a note payable to the Company’s former CEO.

8.           The Company may not deliver a redemption notice with respect to the outstanding Debentures until such time as the closing price of the Company’s common stock shall have exceeded $0.70 (as adjusted for stock splits or similar transactions) for ten consecutive trading days prior to the delivery of the redemption notice.

On September 22, 2009, the holders of the May 2008 Debentures converted $100,000 principal into 222,222 shares of the Company’s common stock at a conversion price of $0.45.  As a result of the conversion, the Company reclassified $52,799 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $41,277 of unamortized debt discount as interest expense.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 8 – CONVERTIBLE NOTES PAYABLE, continued

During the three and six months ended September 30, 2009, the Company recognized an aggregate of $1,233,360 and $3,387,756 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Debentures.  During the three and six months ended September 30, 2008, the Company recognized an aggregate of $540,311 and $958,586 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Debentures.

Private Placement Debentures

In March 2009, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures pursuant to Regulation D of the Securities Act of 1933 and the Rules promulgated thereunder (the “Private Placement Debentures”).   As of September 30, 2009, the Company had received gross proceeds of $1,381,500 under this private placement offering of convertible debentures which includes $395,000 and $1,321,500 raised during the three and six months ended September 30, 2009, respectively (also see Note 13 - Subsequent Events).

The Company may elect to make principal redemptions on the maturity dates of the debentures in shares of common stock at a fixed conversion price of $0.51 per share. At any time, holders may convert the debentures into shares of common stock at the fixed conversion price of $0.51. The conversion price is subject to adjustment in the event the Company issues its next equity financing of at least $2,500,000 at a price below $0.51 per share.

Per the terms of the convertible debenture agreements, the notes have a term of one year from issuance and are redeemable by the Company with two days notice.  The notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at a conversion rate of $0.51 per share.  In connection with the Private Placement Debentures, the Company issued to investors an aggregate of 541,772 five-year warrants to purchase shares of the Company’s common stock at $0.51 per share (the “Private Placement Warrants”), which includes 154,902 warrants and 518,242 warrants issued to investors during the three and six months ended September 30, 2009, respectively. The Company has determined the aggregate fair value of the issued warrants as of the dates of each grant, based on the Black-Scholes pricing model, to be approximately $72,642 and $291,571 for the three and six months ended September 30, 2009. The exercise price of the warrants is subject to adjustment in the event the Company issues its next equity financing of at least $2,500,000 at a price below $0.51 per share.  At September 30, 2009, the aggregate fair value of the Private Placement Warrants was $252,971 and is accounted for as a derivative liability (see Note 9).

In connection with the issuance of the Private Placement Debentures, the Company recognized a debt discount and derivative liability at the dates of issuance in the aggregate amount of $1,125,773 related to the fair value of the warrants and embedded conversion features, which included $256,992 and $1,080,201 of debt discount recorded for the three and six month periods ended September 30, 2009, respectively. The debt discount will be amortized to interest expense over the life of the debentures and the derivative liability will be revalued each reporting period with changes in fair value recognized in earnings.

During the three and six months ending September 30, 2009, the Company recognized an aggregate of $235,519 and $349,813 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Private Placement Debentures.  There were no corresponding amounts recognized during the three and six months ended September 30, 2008 related to the Private Placement Debentures.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 9 — DERIVATIVE LIABILITIES

In accordance with current accounting guidance (see Note 2), outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable previously treated as equity were no longer afforded equity treatment because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments.   As such, effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their dates of issuance or modification.  The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, and related adjustments to discounts on convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting.

Any change in fair value subsequent to April 1, 2009 is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

In July 2009, as a result of the July Agreement, the exercise price of the Warrants was decreased from $0.60 per share to $0.51 per share, which resulted in an increase in the liability for derivative instruments of $1,608,540 and a corresponding loss was recorded in other expense due to the change in fair value of derivative liabilities (see Note 8).

In September 2009, as a result of the September Amendment, the conversion price of the Debentures and the exercise price of the Warrants was decreased from $0.51 per share to $0.45 per share, pursuant to the terms of the Debentures, which resulted in an aggregate increase in the liability for derivative instruments of $1,679,990 and a corresponding loss was recorded in other expense due to the change in fair value of derivative liabilities.  In addition, the conversion price of the Debentures was decreased from $0.51 per share to $0.45 per share, which resulted in an increase in the number shares of common stock which the Debentures may be converted into, an increase in the liability for derivative instruments of $802,200 and a corresponding loss was recorded in other expense due to the change in fair value of derivatives (see Note 8).

During the six months ended September 30, 2009, the Company issued a total of 200,000 warrants to various consultants in lieu of fees paid for services performed by consultants to purchase shares of the Company’s common stock at an average exercise price of $0.51 per share.  The exercise prices of these warrants are equal to the stock price of the Company’s shares as of the dates of each grant.  The Company determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be approximately $87,448 as of the dates of each grant.  Since the exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing, the warrants are accounted for as a derivative liability.

During the six months ended September 30, 2009, in connection with the termination of a consulting agreement, the Company modified the terms of 546,761 warrants issued in October 2007 and May 2008. The exercise price of the warrants was reduced from $0.84 per share to $0.60 per share and the expiration date was extended to 5 years from the date of modification. As a result of the modification, the Company recognized  expense of $10,763 in other expense based on the change in the Black-Scholes fair value before and after modification.

During the three and six months ended September 30, 2009, the Company recognized aggregate losses of $4,535,848 and $1,401,550, respectively, due to the change in fair value of its derivative instruments.  See Note 2 – Organization and Summary of Significant Accounting Policies – Fair Value Measures, for the components of changes in derivative liabilities.  During the three and six months ended September 30, 2008, there were no derivative liabilities and therefore no recognized changes in fair value.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30,	April 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	4.26 – 4.88	3.50 – 5.00
Risk-free interest rate	2.31% -2.66%	1.65%
Expected volatility	182% - 184%	204%

Historical volatility was computed using daily pricing observations for recent periods that correspond to the remaining term of the warrants, which had an original term of five years from the date of issuance. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities with a maturity corresponding to the remaining term of the warrants.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 2, 2007, the Company entered into a lease agreement with Viking Investors - Barents Sea, LLC (Lessor) for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease requires base lease payments of approximately $13,000 per month plus operating expenses. In connection with the lease agreement, the Company issued 10,000 warrants to the lessor at an exercise price of $1.55 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company has capitalized and is amortizing the value of the warrants over the life of the lease and the remaining unamortized value of the warrants has been recorded in other long-term assets.  The Company capitalized and amortized the value of the warrants over the life of the lease and recorded the unamortized value of the warrants in other long-term assets.  For the three and six months ended September 30, 2009, the Company amortized $1,776 and $2,970, respectively.  As of September 30, 2009, the fair value of the warrants has been fully amortized.  On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009.  In the event the Company does exercise its option to cancel the lease, the Company shall reimburse the Lessor for the unearned leasing commissions. Total rental expense was approximately $42,000 and $85,000 for the three and six months ended September 30, 2009, respectively, and approximately $44,000 and $90,000 for the three and six months ended September 30, 2008, respectively.

Litigation

The Company may become a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition or results of operations.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited consolidated balance sheets.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 11 - EQUITY

Common Stock and Warrants

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month.  Pursuant to the terms of this 36 month consulting agreement, the Company issued 150,000 shares of common stock at a price of $0.80 per share and a total value of $120,000, the resale of which is registered on a Form S-8 registration statement and 250,000 fully vested and non-forfeitable warrants at an exercise price of $1.50 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black-Scholes option pricing model.  On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company recorded the combined value of $349,834 of the shares and warrants issued as prepaid expense which is being amortized over the life of the services agreement.  As of September 30, 2009 and March 31, 2009, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $116,626 and $174,928, respectively.  Amortization expense related to the value of the shares and warrants was $29,151 and $58,302 for the three and six months ended September 30, 2009, respectively, and is included in selling, general and administrative expenses.

In May 2009, $713,000 of the October 2007 Debentures was converted by the note holder.  Using the conversion rate of $0.51 per share per the terms of the Debenture, 1,398,039 shares of registered common stock were issued to the investor.

In July 2009, the Company engaged an agent to solicit the holders of certain warrants to exercise their rights to purchase shares of the Company’s common stock.  Pursuant to the terms of the engagement, the Company agreed to pay the agent compensation of 5% of the gross proceeds  totaling $51,174, which is included equity and netted again the gross proceeds in the accompanying unaudited consolidated balance sheet at September 30, 2009.  In addition, the Company will issue to the agent a warrant to purchase a number of shares of the Company’s common stock equal to 5% of the number of shares issued in the exercise of the warrants, or a total of 166,600 warrants as of September 30, 2009.  The warrant has an exercise price of $0.51.  As of September 30, 2009, the estimated fair value of warrants owed to the agent was approximately $82,000 and has been recorded as an accrued liability with the offset to additional paid in capital on the accompanying unaudited consolidated balance sheet, and will permit the agent or its designees to purchase shares of common stock on or prior to October 1, 2014.  During the three months ended September 30, 2009, the Company issued 3,332,000 shares of its common stock for gross cash proceeds of $999,600 from the exercise of warrants which resulted from the solicitation.

During July 2009, the Company entered into the July Agreement with the holders of the Company’s Debentures (see Note 8). Pursuant to the terms of the July Agreement, the Holders (i) consented to the Company’s issuance of convertible notes and warrants in connection with the Bridge Financing of up to $1,500,000 which commenced in March 2009, and (ii) waived, as it relates to the Bridge Financing, a covenant contained in the Debentures not to incur any further indebtedness, except as otherwise permitted by the Debentures. This Bridge Financing is more particularly described in Note 8 above under the caption “Private Placement Debentures.” In addition, in connection with the July Agreement, the Company and Holders confirmed that (i) the exercise price of the warrants issued to the Holders in connection with their purchase of the Debentures had been reduced, pursuant to the terms of the warrants, to $0.51 as a result of the Bridge Financing, and (ii) as a result of the foregoing decrease in the exercise price, pursuant to the terms of the warrants, the number of shares underlying the warrants held by Holders of the Debentures had been proportionally increased by 4,043,507 pursuant to the terms of the warrant agreements (see Note 8).

In August 2009, the Company issued 6,000 warrants in lieu of payment to Gary C. Cannon, who then served as Corporate Legal Counsel for the Company and as a member of the Advisory Board, to purchase shares of the Company’s common stock at an exercise price of $0.51 per share with a five year term. The exercise prices of these warrants are greater than or equal to the stock price of the Company’s shares as of the date of grant. The fair market value of the warrants based on the Black-Scholes pricing model of $2,799 was recorded as consulting and compensation expense and included in selling, general and administrative expenses in the quarter ending September 30, 2009. In July 2009, Mr. Cannon was given a 30 day notice of his termination as general legal counsel and advisor to the Company.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

On August 21, 2009, the Compensation and Governance Committee granted Adam Michelin an option to purchase 50,000 shares of common stock at an exercise price of $0.48 per share (the closing price of the Company’s stock on the date of grant) in consideration for his services as an independent director and Chairman of the Audit Committee. The option vests in four equal quarterly increments.

On August 21, 2009 the Compensation and Governance Committee granted Carlton Johnson an option to purchase 50,000 shares of common stock at an exercise price of $0.48 per share (the closing price of the Company’s stock on the date of grant) in consideration for his service as an independent director and Chairman of the Compensation and Governance Committee. The option vests in four equal quarterly increments.

Effective September 1, 2009, in connection with the Amendment (as defined) with the holders of the October 2007 and May 2008 Convertible Debentures, the exercise price of certain outstanding warrants held by such holders was reduced to $0.45 per share which resulted in a proportionate increase the number of shares that may be purchased upon the exercise of such warrants of 3,594,230 shares (see Note 8).

In September 2009, $100,000 of the May 2008 Debentures was converted by the note holder.  Using the conversion rate of $0.45 per share per the terms of the Debenture, 222,222 share of registered common stock were issued to the investor.

During the six months ended September 30, 2009 the Company issued convertible debentures with an aggregate principal amount of $1,321,500.  The Company paid $79,290 in commissions to the broker. In addition, the Company issued to the purchasers of the convertible debentures warrants to purchase an aggregate of 518,242 shares of common stock at an initial exercise price of $0.51.

During the six months ended September 30, 2009, the Company converted interest payments due on the Debentures totaling $171,254 into 428,134 shares of common stock using the conversion rate of $0.40 per share.

During the six months ended September 30, 2009, the Company issued 110,345 shares of common stock upon the cashless exercises of a total of 119,000 warrants at an average exercise price of $0.04 per share.

During the six months ended September 30, 2009, the Company issued 232,954 shares of common stock the resale of which is registered pursuant to Form S-8 in lieu of fees paid for services performed by consultants.  On April 13, 2009 and June 11, 2009, the Company filed the related Forms S-8 with the SEC. These shares were issued at a value of $0.51 per share for a total cost of $118,807 which has been included in selling, general and administrative expenses for the six months ended September 30, 2009.

During the six months ended September 30, 2009, the Company issued 210,000 warrants and 100,000 options with a fair value of $107,507 to employees and directors and 200,000 warrants with a fair value of $87,448 in lieu of fees paid for services performed to various consultants for purchase of the Company’s common stock (see Notes 2 and 9, respectively).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 12 - RELATED PARTY TRANSACTIONS

In August 2006, Peter Berry the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of September 30, 2009 and March 31, 2009, the total amount of deferred salaries and accrued interest under this arrangement was $132,476 and $157,688, respectively, of which $36,476 and $67,688, respectively was recorded as a long-term liability in the accompanying unaudited consolidated balance sheets.  Interest expense related to this note was $2,412 and $4,788 for the three and six months ended September 30, 2009, respectively, and $2,714 and $5,657 for the three and six months ended September 30, 2008, respectively. Accrued interest related to this note payable amounted to $18,526 and $13,738 at September 30, 2009 and March 31, 2009, respectively, and is included in the note payable to officer in the accompanying unaudited consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. Effective August 26, 2009, pursuant to a letter agreement (i) we agreed to pay Mr. Berry the sum of $30,000 plus accrued interest representing past due payments from January to May 2009 previously waived by Mr. Berry, (ii) Mr. Berry agreed to waive payments due to him through December 2009, and (iii) we agreed to pay to Mr. Berry the sum of $42,000 plus accrued interest on January 1, 2010, representing payments due to him from June 2009 thru December 2009. As of September 30, 2009 and March 31, 2009 these unpaid payments totaled $24,000 and $18,000, respectively and are included in the current liability portion of the note payable in the accompanying unaudited consolidated balance sheets (see Note 7).  Mr. Berry resigned his position as Chief Executive Officer in February 2009.  Mr. Berry resigned his position from the Board on July 30, 2009.

In May 2009, the Company issued 110,345 shares of common stock to Peter Berry, resulting from the cashless exercise of 119,000 warrants at an exercise price of $0.04 per share (see Note 11).

Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee.  From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors.  Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board.  In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month.  The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the six months ended September 30, 2009 and 2008 was $34,000 and $54,000, respectively.  From October 2008 through March 31, 2009 Mr. Cannon agreed to defer a portion of his monthly payments.  As of September 30, 2009 and March 31, 2009 a total of $26,000 and $15,000, respectively, had been deferred and was included in accounts payable in the accompanying unaudited consolidated balance sheets Board fees expensed for Mr. Cannon were $0 and $5,388 for the three and six months ended September 30, 2009, respectively, and $6,675 and $12,450 for the three and six months ended September 30, 2008, respectively. At September 30, 2009 and March 31, 2009, $19,788 and $15,000, respectively, of deferred board fees was included in accrued expenses.  During the six months ended September 30, 2009, Mr. Cannon was granted a total of 25,575 warrants with an average exercise price of $0.59 per share.  For the six months ended September 30, 2008, Mr. Cannon was granted a total of 18,000 warrants with an average exercise price of $.95 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Gary Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company (see Note 13 for subsequent events).

As of September 30, 2009 and March 31, 2009, the Company had aggregate principal balances of $1,069,500 and $1,129,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005.  These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which commenced April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every six months to the current maximum aggregate payment of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.  Related-party interest expense under these notes was $16,344 and $33,138 for the three and six months ended September 30, 2009, respectively, and $18,144 and $36,738 for the three and six months ended September 30, 2008, respectively.  Accrued interest, which is included in related party notes payable in the accompanying unaudited consolidated balance sheets, related to these notes amounted to $587,398 and $554,260 as of September 30, 2009 and March 31, 2009, respectively.  The Company had not made the required payments under the related party notes which were due on April 1, 2009, May 1, 2009 and June 1, 2009.  However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default.  On July 29, 2009, August 25, 2009, and September 30, 2009, the Company paid the April 1, 2009, May 1, 2009 and June 1,2009 payments respectively, due on these related party notes.  Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

NOTE 12 - RELATED PARTY TRANSACTIONS, continued

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

In August 2009, the Company issued 6,000 warrants in lieu of payment to Gary C. Cannon, who then served as Corporate Legal Counsel for the Company and as a member of the Advisory Board, to purchase shares of the Company’s common stock at an exercise price of $0.51 per share and 5 year term. The exercise prices of these warrants are greater than or equal to the stock price of the Company’s shares as of the date of grant. The fair market value of the warrants of $2,799 based on the Black-Scholes pricing model was recorded as consulting and compensation expense and included in selling, general and administrative expenses in the quarter ending September 30, 2009.

NOTE 13 - SUBSEQUENT EVENTS

During the period October 1, 2009 through November 10, 2009, 1,458,333 warrants were exercised at an average price of $0.30 per share for aggregate proceeds of $437,500.

On October 15, 2009, the Company issued 22,616 shares of common stock upon the cashless exercises of a total of 51,400 warrants at an average exercise price of $0.28 per share.

On October 30, 2009, $90,000 of the October 2007 Debentures was converted by the note holder.  Using the conversion rate of $0.45 per share per the terms of the Debenture, 200,000 shares of registered common stock were issued to the investor.

On November 4, 2009, the Company issued 58,808 shares of common stock the resale of which is registered pursuant to Form S-8 in lieu of fees paid for services performed by the Board of Directors.  On June 11, 2009 and April 13, 2009, the Company filed the related Forms S-8 with the SEC. These shares were issued at a value of $0.43 per share.

On November 7, 2009, the Company issued 24,566 shares of common stock upon the cashless exercises of a total of 65,000 warrants at an average exercise price of $0.28 per share.

On October 6, 2009 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (File No. 333-162350) for a possible underwritten public offering of units, each unit to consist of one share of common and warrant to purchase one share of common stock.  Management cannot assure you that this contemplated offering will be consummated, or if consummated, whether the proceeds from such offering will be sufficient to fund the Company’s planned operations.

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

General Overview

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated balance sheets as of September 30, 2009 (unaudited) and March 31, 2009 (audited) and the related unaudited consolidated statements of operations for the three and six months ended September 30, 2009 and 2008, the unaudited consolidated statements of cash flows for the three and six months ended September 30, 2009 and 2008 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2009 and 2008 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2010 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature, of high value, temperature sensitive materials.   The Company has developed a line of cost effective reusable cryogenic transport containers capable of transporting biological, environmental and other temperature sensitive materials at temperatures below zero degrees centigrade.  These dry vapor shippers are the first significant alternative to using dry ice and achieve 10+ day holding times compared to 1–2 day holding times with dry ice.

The Company's value proposition comes from both providing a safe, transportation and environmentally friendly, long lasting shipper.  Through its value added services the Company offers a simple hassle-free solution for our customers.  These value-added services include; an internet-based web portal that enables the customer to initiate shipping service and allows the customer to track the progress and status of a shipment, and in-transit temperature monitoring services of the shipper.  CryoPort also provides to its customer at their pick up location, the fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper.

The Company's principal focus has been the further development and commercial launch of CryoPort Express® Portal –an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and it’s CryoPort Express® Shipper, a line of dry vapor cryogenic shippers for the transport of biological and pharmaceutical materials.  A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° centigrade.  The dry vapor shipper is designed using innovative, proprietary, and patent pending technology such that there can be no pressure build up as the liquid nitrogen evaporates, nor any spillage of liquid nitrogen.  A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container –even when placed upside-down or on its side as is often the case when in the custody of a shipping company.  Biological specimens are stored in a specimen chamber, “well”, inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well.  Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products, such as cancer vaccines, semen and embryos, infectious substances and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than -150 ° C).

During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2009 and 2008 financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

There are significant uncertainties which negatively affect the Company’s operations.  These are principally related to (i) the expected ramp up of sales of the new CryoPort Express® System, (ii) the absence of any commitment or firm orders from key customers in the Company’s target markets, and (iii) the success in bringing additional products concurrently under development to market with the Company’s key customers.  Moreover, there is no assurance as to when, if ever, the Company will be able to conduct the Company’s operations on a profitable basis.  The Company’s limited historical sales for the Company’s reusable product, limited introductory sales to date of the CryoPort Express® System and the lack of any purchase requirements in the existing distribution agreements, make it impossible to identify any trends in the Company’s business prospects.

The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of $35,124, incurred a net loss of $16,705,151 and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.  The Company generated revenues from operations of $22,181, had net loss of $7,536,045, and used cash of $1,145,497 in its operating activities during the six months ended September 30, 2009.  In addition, the Company had a working capital deficit of $22,902,096, and has cash and cash equivalents of $1,120,758 at September 30, 2009.  The Company’s working capital deficit at September 30, 2009 included $18,404,758 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures and were reclassified from equity during the six months ended September 30, 2009 (see Note 9 in the accompanying unaudited consolidated financial statements).  Currently management has projected that cash on hand, including cash borrowed under the convertible debentures issued in the first, second and third quarter of fiscal 2010, will be sufficient to allow the Company to continue its operations into the fourth quarter of fiscal 2010 until more significant funding can be secured.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the commercialization of the CryoPort Express® System and the eventual achievement of sustained profitable operations.  In response to this need for capital, in March 2009 the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures under Regulation D (the “Private Placement Debentures”).   From March through November 10, 2009, the Company had raised gross proceeds of $1,381,500 under the Private Placement Debentures (see Note 8 to the accompanying unaudited consolidated financial statements).   In addition, the Company has received additional proceeds of $1,437,100 from the exercises of warrants.  As a result of these recent financings, the Company had aggregate cash and cash equivalents and restricted cash balances of approximately $1,260,453 as of November 10, 2009, which will be used to fund the working capital required for minimal operations as well as the sales and marketing efforts to continue the Company’s commercialization of the CryoPort Express® System until additional capital is obtained. Management’s plans include obtaining additional capital through equity and debt funding sources, however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is committed to minimizing current cash usage and securing significant financings to fully execute its business plan and grow at the desired rate to achieve sustainable profitable operations.  To further facilitate the ability of the Company to continue as a going concern, the Company’s management has begun taking the following steps:

1)	Focusing additional effort on the commercialization of the CryoPort Express® System. Management has begun initiating meetings with potential customers for the use of the CryoPort Express.

2)
Aggressively seeking additional capital sources for significant long-term funding of approximately $10,000,000 to allow the Company to fully commercialize the CryoPort Express® System and to achieve and sustain profitable operations.  On October 6, 2009 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (File No. 333-162350) for a possible underwritten public offering of units, each unit to consist of one share of common and warrant to purchase one share of common stock.  Management cannot assure you that this contemplated offering will be consummated, or if consummated, whether the proceeds from such offering will be sufficient to fund the Company’s planned operations.

3)
Pursue and complete a strategic partnership with large freight carriers to be able to provide a one call simple and reliable solution to shipping frozen samples.  The partnership will also facilitate the ability of the Company to rapidly call on and achieve sales with the largest target customers.

4)
Minimizing operating and financing expenditures through stringent cost containment measures to ensure the availability of funds until additional funding is secured, then continue to minimize expenditures until sufficient revenues are generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the six months ended September 30, 2009, relate to non-cash expenses including (i) $3,737,569 non-cash expense included in interest expense relating to the amortization of discounts on convertible debentures and (ii) non-cash expense recorded in selling, general and administrative costs of $471,551 related to the valuations of common stock shares and warrants issued in lieu of cash for consulting services as well as for directors’ and employee compensation.  For the six months ended September 30, 2009, the Company also incurred cash expenses of (i) approximately $113,000 for the audit fees and consulting services related to the filing of the Company’s annual and quarterly reports and compliance with the Sarbanes-Oxley requirements and (ii) approximately $99,000 additional research and development costs related to the development of the web based system to be used as a vital function of the CryoPort Express® System.  The remaining operating expenses for the quarter ended September 30, 2009 related primarily to minimal overhead costs including personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

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

7)
Maintaining basic levels for sales, engineering, and operating personnel and gradually adding critical key personnel only as affordable and necessary to support the expected revenue growth of the CryoPort Express® System and any further expansion of the Company’s product offerings in the reusable and frozen shipping markets.

8)	Adding other expenses such as customer service, administrative and operations staff only when commensurate with producing increased revenues.

9)	Focusing current research and development efforts only on final and future development, production and distribution of the CryoPort Express® System.

10)
Increasing sales efforts to focus on the bio-pharmaceutical, clinical trials and cold-chain distribution industries in order to identify and call on the top potential customers for the CryoPort Express® System.

Research and Development

The Company has completed the research and development efforts associated with initial phases of the web-based order entry and tracking system and the CryoPort Express® Shippers, a line of use-and-return dry cryogenic shippers, the essential components of the Company’s CryoPort Express® System which has been developed to provide a one-call total solution for the transport of biological and pharmaceutical  materials.  The Company continues to provide ongoing research associated with the CryoPort Express® System, as it develops improvements in both the manufacturing processes and product materials and in the web-based customer service portal for the purpose of achieving additional cost efficiencies and customer functionality. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position.  For the six months ended September 30, 2009 and 2008, research and development costs were $180,791 and $216,244, respectively.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

The Company’s research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web-based customer service portal and the CryoPort Express® Shippers.  Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express® System.  Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging.

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

During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

The Company provides shipping containers to their customers and charges a fee in exchange for the use of the container.  The Company’ arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.

Intangible Assets.  Intangible assets are comprised of patents and trademarks and software development costs.  The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful life of five years.  The Company capitalizes certain costs related to software developed for internal use.  Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software which is five years.  Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants using the Black-Scholes option pricing model.

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

Revenue Recognition.   Four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company records a provision for sales returns and claims based upon historical experience. Actual returns and claims in any future period may differ from the Company’s estimates.  During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

The Company provides shipping containers to their customers and charges a fee in exchange for the use of the container.  The Company’ arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.

Stock-Based Compensation.  The Company accounts for share-based payments to employees and directors in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the periods ended September 30, 2009 and 2008 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

All transactions in which goods or services are the consideration received by non-employees for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Derivative Liabilities. Our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model (see Note 2 and Note 9 to the accompanying unaudited consolidated financial statements).

Convertible Debentures.  If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.   In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method (see Note 9 of the accompanying unaudited consolidated financial statements).

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

Net sales. During the three months ended September 30, 2009, the Company generated $8,478 from shipper sales compared to revenues of $5,982 in the same period of the prior year, an increase of $2,496 (42%).The low revenues in both years was primarily due to the Company’s shift initiated in mid-2006 in its sales and marketing focus from the reusable shipper product line.  The Company discontinued sales of the reusable shippers to allow resources to focus on further development and launch of the CryoPort Express® System and its introduction into the biopharmaceutical industry sector during fiscal 2009, which resulted in the slight increase in sales period over period.  The slow increase in product sales was the also the result of delays in the Company securing adequate funding for the manufacturing and full commercialization of the CryoPort Express®.

Cost of sales.  Cost of sales for the three month period ended September 30, 2009 increased $42,314 (31%) to $177,267 from $134,953 for the three month period ended September 30, 2008 primarily as the result of increased fixed overhead manufacturing costs which resulted from the Company’s discontinuation of the reusable shippers and refocus of manufacturing operation for the CryoPort Express® System.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Gross loss. Gross loss for the three month period ended September 30, 2009 increased by $39,818 (31%) to $168,789 compared to $128,971 for the three month period ended September 30, 2008. The increase in gross loss is due to low revenues and increased fixed overhead manufacturing costs which resulted from the refocus of the Company’s manufacturing operations as discussed above and plant under utilization.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $498 (0.1%) to $779,193 for the three month period ended September 30, 2009 as compared to $779,691 for the three month period ended September 30, 2008 due primarily to a $1,420 (0.2%) decrease in general and administrative expenses from $686,944 for the three month period ended September 30, 2008 to $685,524 for the three month period ended September 30, 2009 and by a $922 (1%) increase in sales and marketing expenses from $92,747 for the three month period ended September 30, 2008 to $93,669 for the three month period ended September 30, 2009. The decrease in general and administrative expenses was due to decrease in consulting fees.  These decreases in general and administrative expenses are due to the Company’s efforts to minimize overall costs and diversion of  resources to the focus on market development and sales ramp up of the CryoPort Express® System.

Research and development expenses. Research and development expenses decreased by $12,387 (12%) to $93,066 for the three month period ended September 30, 2009 as compared to $105,453 for the three month period ended September 30, 2008. Prior year expenses included consulting costs associated with software development for the web based system to be used with the CryoPort Express® One-Way Shipper, and to other research and development activity related to the CryoPort Express® One-Way Shipper System, as the Company strove to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest expense. Interest expense increased $951,960 to $1,610,059 for the three month period ended September 30, 2009 as compared to $658,099 for the three month period ended September 30, 2008. This increase was due to $1,468,879 of amortized debt discount, $17,675 of amortized financing fees, and $123,506 of accrued interest, primarily related to the convertible debentures issued in October 2007 and May 2008, and the Private Placement Debentures that were issued during the fiscal quarter ended September 30, 2009. These increases were partially offset by a reduction in interest expense for related party notes payable and notes payable to officers as the result of the payments made against the principal note balances.

Interest income. The Company recorded interest income of $2,233 for the three month period ended September 30, 2009 as compared to $11,194 for the three month period ended September 30, 2008.  Prior year interest income included the impact of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Change in fair value of derivative liabilities. The Company recognized a loss on the change in fair market value of derivatives of $4,535,848 during the three months ended September 30, 2009 compared to $0 in the three months ended September 30, 2008.  The loss was due to a change in accounting principle, which resulted in a reclassification of the fair value of warrants and embedded conversion features from equity to derivative liabilities that are marked to fair value at each reporting period.  The impact of the change in accounting principle and change in market value of the derivative liabilities during the current year resulted in the recognition of a loss (see Note 2 to the accompanying unaudited consolidated financial statements).

Gain on Extinguishment of Debt. The Company incurred a gain on extinguishment of debt of $91,727 during the three months ended September 30, 2008 as the result of the August 29, 2008 Amendment of the October Debentures which provided for an increase of $866,202 in the principal balance of the October 2007 Debentures for the interest that would have been paid September 30, 2008 and December 31, 2008 and for 15% of the aforementioned interest and the outstanding principal as of the date of the amendment.  The gain consists of a combination of the $866,202 increase in principal offset by the $899,004 increase in the unamortized discount balance and the previously accrued interest of $58,925 related to the October 2007 Debentures to reflect the present value of the debentures as of August 29, 2008 (see Note 8 of the accompanying unaudited consolidated financial statements).  There was no gain or loss on extinguishment of debt during the three months ended September 30, 2009.

Net Loss. As a result of the factors described above, the net loss for the three months ended September 30, 2009 increased by $5,617,029  to $7,186,322 or ($0.16) per share compared to $1,569,293 or ($0.04) per share for the three months ended September 30, 2008.  Loss from operations for the three months ended September 30, 2009 increased $26,933 to $1,041,048 compared to $1,014,115 for the three months ended September 30, 2008.

Six months ended September 30, 2009 compared to six months ended September 30, 2008:

Net sales. During the six months ended September 30, 2009, the Company generated $22,181 from shipper sales compared to revenues of $19,406 in the same period of the prior year, an increase of $2,775 (14%).  The low revenues in both years was primarily due to the Company’s shift initiated in mid-2006 in its sales and marketing focus from the reusable shipper product line.  The Company discontinued sales of the reusable shippers to allow resources to focus on further development and launch of the CryoPort Express® System and its introduction into the biopharmaceutical industry sector during fiscal 2009, which resulted in the slight increase in sales year over year.  The slow increase in product sales was the also the result of delays in the Company securing adequate funding for the manufacturing and full commercialization of the CryoPort Express®.

Cost of sales.  Cost of sales for the six month period ended September 30, 2009 increased $73,113 (29%) to $326,444 from $253,331 for the six month period ended September 30, 2008 primarily as the result of increased fixed overhead manufacturing costs which resulted from the Company’s discontinuation of the reusable shippers and refocus of manufacturing operation for the CryoPort Express® System.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization

Gross loss. Gross loss for the six month period ended September 30, 2009 increased by $70,338 (30%) to $304,263 compared to $233,925 for the six month period ended September 30, 2008 increase in gross loss is due to low revenues and increased fixed overhead manufacturing costs which resulted from the refocus of the Company’s manufacturing operations as discussed above and plant under utilization.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $167,771 (13%) to $1,507,502 for the six month period ended September 30, 2009 as compared to $1,339,731 for the six month period ended September 30, 2008 due primarily to a $189,136 (17%) increase in general and administrative expenses from $1,124,148 for the six month period ended September 30, 2008 to $1,313,284 for the six month period ended September 30, 2009 and by a $21,365 (10%) decrease in sales and marketing expenses from $215,583 for the six month period ended September 30, 2008 to $194,218 for the six month period ended September 30, 2009. The increase in general and administrative expenses was due to increases in legal and accounting fees, consulting fees and travel expenses.  The increase in legal fees was associated with the Company’s strategic partnering activities and debt restructuring.  The decrease in selling expenses was primarily related to a decrease in advertising and promotional costs, consulting and travel costs due to a reduction over prior year costs for additional market research, product development and the development of customer relationships for the commercialization of the CryoPort Express® System. These increases in general and administrative expenses were partially offset by the Company’s efforts to minimize overall costs and diversion of  resources to the focus on market development and sales ramp up of the CryoPort Express® System.

Research and development expenses. Research and development expenses decreased by $35,453 (16%) to $180,791 for the six month period ended September 30, 2009 as compared to $216,244 for the six month period ended September 30, 2008. Prior year expenses included consulting costs associated with software development for the web based system to be used with the CryoPort Express® One-Way Shipper, and to other research and development activity related to the CryoPort Express® One-Way Shipper System, as the Company strove to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest expense. Interest expense increased $2,929,388 to $4,143,256 for the six month period ended September 30, 2009 as compared to $1,213,868 for the six month period ended September 30, 2008. This increase was due to $3,737,569 of amortized debt discount, $25,579 of amortized financing fees, and $380,108 of accrued interest, primarily related to the convertible debentures issued in October 2007, May 2008 and the Private Placement Debentures that were issued during the six month period ended September 30, 2009. These increases were partially offset by a reduction in interest expense for related party notes payable and notes payable to officers as the result of the payments made against the principal note balances.

Interest income. The Company recorded interest income of $3,714 for the six month period ended September 30, 2009 as compared to $24,008 for the six month period ended September 30, 2008. Prior year interest income included the impact of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Gain (Loss) on extinguishment of debt. The Company incurred a loss on extinguishment of debt of $6,902,941 during the six months ended September 30, 2008 as the result of the April 30, 2008 Amendment of the October Debentures which provided for a six month deferral of principal payments.  The loss consists of a combination of the $5,858,344 increase in the fair market value of warrants issued in connection with the October 2007 Debentures as a result of the increase in the number of shares to be purchased under each of the October Warrants and to the decrease in the Exercise Price of  October 2007 Warrants from $0.90, $0.92 and $1.60 to $0.60 each, the elimination of the April 30, 2008 unamortized balance of deferred financing costs of $312,197 and the $732,400 reduction in the unamortized discount balance related to the October 2007 Debentures to reflect the present value of the debentures as of April 30, 2008 (see Note 8 of the accompanying unaudited consolidated financial statements).  There was no loss on extinguishment of debt during the six months ended September 30, 2009.

The Company incurred a gain on extinguishment of debt of $91,727 during the six months ended September 30, 2008 as the result of the August 29, 2008 Amendment of the October Debentures which provided for an increase of $866,202 in the principal balance of the October Debentures for the interest that would have been paid September 30, 2008 and December 31, 2008 and for 15% of the aforementioned interest and the outstanding principal as of the date of the amendment.  The gain consists of a combination of the $866,202 increase in principal offset by the $899,004 increase in the unamortized discount balance and the previously accrued interest of $58,925 related to the October Debentures to reflect the present value of the debentures as of August 29, 2008 (see Note 8 of the accompanying unaudited consolidated financial statements).  There was no gain on extinguishment of debt in the six months ended September 30, 2009.

Net loss. As a result of the factors described above, the net loss for the six months ended September 30, 2009 decreased by $2,255,729  to $7,536,445 or ($0.17) per share compared to $9,791,774 or ($0.24) per share for the six months ended September 30, 2008.  Loss from operations for the six months ended September 30, 2009 increased $202,656 to $1,992,556 compared to $1,789,900 for the six months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $1,120,758 and negative working capital of $22,902,096.  The Company’s working capital deficit at September 30, 2009 included $18,404,578 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures and were reclassed from equity during the six months ended September 30, 2009.  As of March 31, 2009, the Company had cash and cash equivalents of $249,758 and negative working capital of $3,693,015.

Net cash used in operating activities was $1,145,497 for the six months ended September 30, 2009, compared to net cash used in operating activities of $1,584,022 for the six months ended September 30, 2008.  Net loss for the six months ended September 30, 2009 of $ 7,536,045 included a non-cash loss of $1,401,550 due to the change in valuation of our derivative liabilities and non-cash expenses of $3,737,569 due primarily to discount amortization related to our convertible debt instruments.  Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accrued interest payable of $278,325 primarily due to our Private Placement Debentures and an increase in accounts payable of $175,268 due primarily to increased general and administrative expenses.  Net cash used in operating activities of $1,584,022 for the six months ended September 30, 2008 reflected a net operating loss of $9,791,774, which included a non-cash loss on extinguishment of debt of $6,811,214 and non-cash expenses of $958,856 due primarily to discount amortization related to our convertible debt instruments.  In addition to our net operating loss and related cash impact, inventories increased by $299,393 and were offset by the positive cash impact of an increase in accrued interest payable related to our May 2008 debenture.

Net cash used in investing activities for the six months ended September 30, 2009 was $34,139 compared to net cash used in investing activities of $53,676 for the comparable period in 2008.  Net cash used in investing activities for the six months ended September 30, 2009 primarily reflected payment of trademark costs.  Net cash used in investing activities for the six months ended September 30, 2008 was comprised primarily of fixed asset purchases.

Net cash provided by financing activities for the six months ended September 30, 2009 was $2,050,636 and was primarily related to proceeds from our Private Placement Debentures of $1,321,500, which were partially offset by payment of deferred financing costs and payments on our related party notes payable.  Net cash provided by financing activities of $625,713 for the six months ended September 30, 2008 reflected proceeds from our May 2008 Debentures of $1,062,500, which were partially offset by payments for financing costs, repayments on convertible and related party notes payable.

As discussed in Note 2 of the accompanying unaudited consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern.  The Company will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity, in order to fund our working capital needs and complete the commercial launch of our CryoPort Express® System.  In this regard on October 6, 2009 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (File No. 333-162350) for a possible underwritten public offering of units, each unit to consist of one share of common stock and warrant to purchase one share of common stock.  Management cannot assure you that this contemplated offering will be consummated, or if consummated, whether the proceeds from such offering will be sufficient to fund the Company’s planned operations.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification 855-10, Subsequent Events, or ASC 855-10, which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC 855-10 and evaluated subsequent events through the issuance date of the financial statements. ASC 855-10 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105-10. ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modified the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. We adopted ASC 105-10 for the reporting in its 2009 second quarter. The adoption did not have a significant impact on its consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

Material Weakness Previously Disclosed.

As discussed in Item 4T or our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, a material weakness was identified and determined to have existed as of June 30, 2009.  As was also noted, we have concluded that this material weakness had been remediated prior to September 30, 2009.

Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2009, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our principal executive officer and principal financial officer concluded that the following measures have been taken to remediate our identified material weaknesses include:

•	Implemented additional review and approval procedures
•
Supplemented internal staff expertise by consulting with independent, third party experts regarding accounting treatment of unusual or non-routine transactions, and the impact of the adoption of new accounting pronouncements,

•	Revised and enhanced the review process for unusual and acquisition related transactions;

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2009, the Company issued a total of 6,000 warrants to various consultants in lieu of fees paid for services performed by consultants to purchase shares of the Company’s common stock at an exercise price of $0.51 per share.

During the three months ended September 30, 2009 the Company granted to each of its two independent members of the Board of Directors a stock option to purchase 50,000 shares of the company’s common stock at an exercise price of $0.48 per share.

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

Item 3. - Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.

Dated: November 16, 2009	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman, Chief Executive Officer

Dated: November 16, 2009	By:	/s/ Catherine M. Doll
Catherine M. Doll, Chief Financial Officer (signed as both an officer duly authorized to sign on behalf of the Registrant and principal financial officer and Chief Accounting Officer)