Form 10-Q
period 2009-12-31
Cryoport, Inc.
filed 2010-02-16
CIK 1124524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

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

As of February 08, 2010 the Company had 5,045,975 shares of its $0.01 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$647,308	$249,758
Restricted cash	90,030	101,053
Accounts receivable, net	10,030	2,546
Inventories	-	530,241
Prepaid expenses and other current assets	147,837	170,399
Total current assets	895,205	1,053,997

Fixed assets, net	591,094	189,301
Intangible assets, net	244,244	264,364
Deferred financing costs, net	233,591	3,600
Other assets	-	61,294
	$1,964,134	$1,572,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$339,436	$218,433
Accrued expenses	151,363	90,547
Accrued warranty costs	-	18,743
Accrued salaries and related	226,833	206,180
Convertible notes payable net of discount of $513,160 (unaudited) at December 31, 2009 and $13,586 at March 31, 2009	930,304	46,414
Current portion of convertible notes payable and accrued interest, net of discount of $1,662,177 (unaudited) at December 31, 2009 and $662,583 at March 31, 2009	4,319,248	3,836,385
Line of credit and accrued interest	90,388	90,310
Current portion of related party notes payable	160,000	150,000
Current portion of note payable to former officer and accrued interest	134,473	90,000
Derivative liabilities	13,740,633	-
Total current liabilities	20,092,678	4,747,012

Related party notes payable and accrued interest, net of current portion	1,492,792	1,533,760
Note payable to former officer and accrued interest, net of current portion	-	67,688
Convertible notes payable, net of current portion and discount of $5,981,425 at December 31, 2009 and $6,681,629 at March 31, 2009	-	-

Total liabilities	21,585,470	6,348,460

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 250,000,000 shares authorized; 5,001,531 (unaudited) at December 31, 2009 and 4,186,194 at March 31, 2009 shares issued and outstanding	50,016	41,863
Additional paid-in capital	25,706,272	25,816,588
Accumulated deficit	(45,377,624)	(30,634,355)
Total stockholders’ deficit	(19,621,336)	(4,775,904)

	$1,964,134	$1,572,556

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$20,707	9,207	42,888	28,613

Cost of revenues	132,418	166,203	458,862	419,534

Gross loss	(111,711)	(156,996)	(415,974)	(390,921)

Operating expenses:
Selling, general and administrative expenses	690,043	550,670	2,197,545	1,890,401
Research and development expenses	89,426	13,292	270,217	229,536

Total operating expenses	779,469	563,962	2,467,762	2,119,937

Loss from operations	(891,180)	(720,958)	(2,883,736)	(2,510,858)

Other income (expense):
Interest income	2,834	6,224	6,548	30,232
Interest expense	(1,169,337)	(739,347)	(5,312,593)	(1,953,215)
Loss on sale of fixed assets	-	-	(797)	-
Change in fair value of derivative liabilities	4,508,352	-	3,106,802	-
Loss on extinguishment of debt, net	-	-	-	(6,811,214)

Total other expense, net	3,341,849	(733,123)	(2,200,040)	(8,734,197)

Income (loss) before income taxes	2,450,669	(1,454,081)	(5,083,776)	(11,245,055)

Income taxes	-	-	1,600	800

Net income (loss)	$2,450,669	(1,454,081)	(5,085,376)	(11,245,855)
Net income (loss) per common share:
Basic	$0.50	$(0.35)	$(1.10)	$(2.73)
Diluted	$0.26	$(0.35)	$(1.10)	$(2.73)
Weighted average common shares outstanding:
Basic	4,911,756	4,120,855	4,608,211	4,115,488
Diluted	6,577,322	4,120,855	4,608,211	4,115,488

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,085,376)	(11,245,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,488	52,361
Amortization of deferred financing costs	81,756	38,695
Amortization of debt discount	4,806,547	1,640,109
Stock issued to consultants	166,094	168,770
Fair value of warrants and options issued to employees and directors	366,861	169,112
Fair value of warrants issued to consultants	191,433	-
Change in fair value of derivative instrument	(3,106,802)	263,828
Loss on extinguishment of debt	-	6,811,214
Loss on sale of assets	797	-
Loss on disposal of Cryogenic shippers	7,611	-
Interest earned on restricted cash	(1,062)	(5,750)
Changes in operating assets and liabilities:
Accounts receivable	(7,484)	16,589
Inventories	81,012	(411,252)
Prepaid expenses and other assets	(6,567)	129,193
Accounts payable	121,003	97,666
Accrued expenses	14,935	(583)
Accrued warranty costs	(18,743)	(5,625)
Accrued salaries and related	20,653	59,313
Accrued interest	324,151	179,753

Net cash used in operating activities	(1,941,693)	(2,042,462)

Cash flows from investing activities:
Purchases of intangible assets	(24,372)	(49,781)
Decrease in restricted cash	12,085	108,943
Purchases of fixed assets	(17,968)	(58,278)

Net cash (used in) provided by investing activities	(30,255)	884

Cash flows from financing activities:
Proceeds from borrowings under convertible notes, net	1,321,500	1,062,500
Repayment of convertible notes	-	(117,720)
Repayment of borrowings on line of credit, net	-	(25,500)
Payment of deferred financing costs	(202,470)	(191,875)
Repayment of note payable	-	(12,000)
Repayments of related party notes payable	(80,000)	(90,000)
Repayments of note payable to officer	(30,000)	(42,000)
Payment of fees associated with exercise of warrants	(76,632)	-
Proceeds from exercise of options and warrants	1,437,100	3,308

Net cash provided by financing activities	2,369,498	586,713

Net change in cash and cash equivalents	397,550	(1,454,865)

Cash and cash equivalents, beginning of period	249,758	2,231,031

Cash and cash equivalents, end of period	$647,308	776,166

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended December 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,699	93,675
Income taxes	$1,600	800

Supplemental disclosure of non-cash activities:

Deferred financing costs in connection with S-1	$33,937	-
Deferred financing costs in connection with convertible debt financing and debt modifications	$11,944

Warrants issued as deferred financing costs in connection with convertible debt financing	$63,396	117,530

Purchase of intangible assets with warrants	-	232,964

Debt discount in connection with convertible debt financing	$1,483,415	1,250,000

Conversion of debt and accrued interest to common stock	$1,354,254	5,446

Reclassification of embedded conversion feature to equity	$801,695	-

Cashless exercise of warrants	$157	150

Cancellation of shares issued for debt principal reduction	$-	117,720

Accrued interest added to principal amount of debentures	$79,582	-

Estimated fair value of warrants issued in connection of debt modification	$-	5,858,344

Cumulative effect of accounting change to debt discount for derivative liabilities	$2,595,095	-

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$9,657,893	-

Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$4,217,730	-

Reclassification of inventory to fixed assets	$449,229	-

See accompanying notes to unaudited consolidated financial statements

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

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

Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature of high value, temperature sensitive materials.  The Company has developed a line of cost-effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below 0° Celsius.  These dry vapor shippers are one of the first significant alternatives to using dry ice and achieve 10-plus day holding times compared to one to two day holding times with dry ice (assuming no re-icing during transit).  The Company’s value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through its value-added services that offer a simple hassle-free solution for its customers.  These value-added services include an internet-based web portal that enables the customer to initiate shipping service, track the progress and status of a shipment, and provide in-transit temperature monitoring of the shipper.  CryoPort also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to its customers at their pick up location.

The Company's principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and its CryoPort Express® Shipper, a line of dry vapor cryogenic shippers for the transport of biological and pharmaceutical materials.  A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patent pending technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates.  A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side as is often the case when in the custody of a shipping company.  Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well.  Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, and infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than minus 150 ° Celsius).

The Company recently entered into its first strategic relationship with a global courier on January 13, 2010 when it signed an agreement with Federal Express Corporation (“FedEx”) pursuant to which the Company will lease to FedEx such number of its cryogenic shippers that FedEx shall, from time to time, order for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote, market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of $35,124, incurred a net loss of $16,705,151 and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.  The Company generated revenues from operations of $42,888, had net loss of $5,085,376, and used cash of $1,941,693 in its operating activities during the nine months ended December 31, 2009.  In addition, the Company had a working capital deficit of $19,197,473, and had cash and cash equivalents of $647,308 at December 31, 2009.  The Company’s working capital deficit at December 31, 2009 included $13,740,633 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures which were reclassified from equity during the nine months ended December 31, 2009 (see Note 7).  Currently management has projected that cash on hand, including cash borrowed under the convertible debentures issued in the first, second, and third quarter of fiscal 2010, will be sufficient to allow the Company to continue its operations only into the fourth quarter of fiscal 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

During the period from March 30, 2009 through December 31, 2009, the Company had raised gross proceeds of $1,381,500 under the Private Placement Debentures (see Note 6) and gross proceeds of $1,437,100 (see Note 9) from the exercise of warrants.  As a result of these recent financings, the Company had an aggregate cash and cash equivalents and of $647,308 as of December 31, 2009 which will be used to fund the working capital required for minimal operations including limited inventory build up as well as limited sales efforts to advance the Company’s commercialization of the CryoPort Express® Shippers until additional capital is obtained. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  In this regard on October 6, 2009 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (File No. 333-162350) for a possible underwritten public offering of units, each unit to consist of one share of common and one warrant to purchase one share of common stock.  Management cannot assure that this contemplated offering will be consummated, or if consummated, whether the proceeds from such offering will be sufficient to fund the Company’s planned operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP.

Reverse Stock Split

On February 5, 1010, we effected a 1-for-10 reverse stock split of all of our issued and outstanding shares of common stock (the "Reverse Stock Split") by filing a Certificate of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. The par value and number of authorized shares of our common stock remained unchanged. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all references to number of shares, per share amounts and earnings per share information contained in this report give effect to the Reverse Stock Split.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

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

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash accounts in financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the FDIC deposit coverage limits to $250,000 per owner from $100,000 per owner through January 1, 2014.  At December 31, 2009 and March 31, 2009, the Company had $496,401 (which exceeded the FDIC insurance limit) and $121,042, respectively, of cash balances, including restricted cash. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 1% which serves as collateral for borrowings under a line of credit agreement (see Note 4).  At December 31, 2009 and March 31, 2009, the balance in the certificate of deposit was $90,030 and $101,053, respectively.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. Sales to international customers are generally secured by advance payments except for a limited number of established foreign customers.  The Company generally requires advance or credit card payments for initial sales to new customers.  The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.  Reserves for uncollectible amounts and estimated sales returns are provided based on past experience and a specific analysis of the accounts which management believes are sufficient.  Accounts receivable at December 31, 2009 and March 31, 2009 are net of reserves for doubtful accounts and sales returns of approximately of $600 and $600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company has foreign sales primarily in Europe, Canada, India and Australia.  Foreign sales were approximately $17,100 and $27,800 which constituted approximately 83% and 65%, of net sales for the three and nine months ended December 31, 2009, respectively, and $3,900 and $9,700 which constituted approximately 44% and 34%, of net sales for the three and nine months ended December 31, 2008, respectively.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, note payable to officer, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except the related party notes payable, approximates fair value at December 31, 2009 and March 31, 2009. The difference between the fair value and recorded values of the related party notes payable is not significant.

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

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container.  The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Cryogenic shippers	3 Years
Furniture and fixtures	7 years
Machinery and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

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

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container.  The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program (see Note 3).

Depreciation expense for fixed assets was $23,251 and $56,996 for the three and nine months ended December 31, 2009, respectively, and $17,107 and $47,661 for the three and nine months ended December 31, 2008, respectively.

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs.  The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful life of five years.  The Company capitalizes certain costs related to software developed for internal use.  Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years.  Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants.

Amortization expense for intangible assets was $15,372 and $44,492 for the three and nine months ended December 31, 2009, respectively, and $4,700 for both the three and nine months ended December 31, 2008, respectively.  All of the Company’s intangible assets are subject to amortization.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2009 and March 31, 2009, the Company’s management believes there was no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of its long-lived assets in the future.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the Company’s planned public offering of units and issuance of the convertible notes payable. Deferred financing costs related to the notes are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the nine month periods ended December 31, 2009, the Company capitalized deferred financing costs of $311,747, of which $157,117 is related to the Company’s planned public offering and will be reclassified to paid-in capital and netted against the proceeds of the offering upon completion.  Amortization of deferred financing costs was $56,177 and $81,756 for the three and nine months ended December 31, 2009, respectively, and $10,766 and $38,695 for the three and nine months ended December 31, 2008, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following represents the activity in the warranty accrual account during the nine month period ended December 31, 2009 and the year ended March 31, 2009:

	December 31, 2009	March 31, 2009
	(unaudited)
Beginning warranty accrual	$18,743	$29,993
Increase in accrual (charged to cost of sales)	-	750
Charges to accrual (product replacements)	-	(12,000)
Reversal of remaining accrual due to expected future claims	(18,743)	-
Ending warranty accrual	$-	$18,743

Derivative Liabilities

Effective April 1, 2009, certain of the Company's issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, were reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (see “Change in Accounting Principle” section below and Note 7).

Convertible Debentures

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method.

Revenue Recognition

Four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company records a provision for claims based upon historical experience. Actual claims in any future period may differ from the Company’s estimates.  During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

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
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of sales.

Advertising Costs

The Company expenses the cost of advertising when incurred as a component of selling, general and administrative expenses. During the nine month periods ended December 31, 2009 and 2008, the Company expensed approximately $8,000 and $45,000, respectively, in advertising costs.

Research and Development Expenses

The Company expenses internal research and development costs as incurred. Third-party research and development costs are expensed when the contracted work has been performed.

Stock-Based Compensation

All share-based payments to employees and directors, including grants of employee stock options and warrants, are recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards.  Fair value is determined at the date of grant. The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the nine month periods ended December 31, 2009 and 2008 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

Stock Option Plans

The Company maintains two stock option plans, the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options generally vest over a three-year period beginning on the grant date and have a seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. As of December 31, 2009, the Company is authorized to issue up to 500,000 shares under this plan and has 372,268 shares available for future issuances.

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009.  The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock is authorized for the granting of Awards under the 2009 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, are subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events.  Awards may be granted under the 2009 Plan until October 9, 2019 or until all shares available for awards under the 2009 Plan have been purchased or acquired.  As of December 31, 2009, the Company is authorized to issue up to 1,200,000 shares under this plan and has 1,131,000 shares available for future issuances.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

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

The following table presents the assumptions used to estimate the per share fair values of stock warrants granted to employees and directors during the nine months ended December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Stock options and warrants:
Expected term (in years)	3.50 - 5.00	5.00
Expected volatility	182% - 197%	211% - 261%
Risk-free interest rate	1.43% - 2.58%	1.52% - 3.15%
Expected dividends	N/A	N/A

A summary of employee and director options and warrant activity for the nine month period ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	523,388	$6.90
Granted	101,800	$4.70
Exercised	(15,752)	$1.10
Forfeited	(153,930)	$4.60

Outstanding and expected to vest at December 31, 2009	455,506	$7.40	7.20	$61,855

Exercisable at December 31, 2009	363,672	$7.70	7.09	$61,855

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There were no warrants and 70,800 stock options with a weighted average fair value of $4.20 per share granted to employees and directors during the three months ended December 31, 2009 and 21,000 warrants and 80,800 stock options with a weighted average fair value of $4.70 per share granted to employees and directors during the nine months ended December 31, 2009.  During the three and nine months ended December 31, 2008, there were 58,110 and 66,970 warrants granted to employees and directors with a weighted average fair value of $5.30 and $5.70, respectively.  There were no stock options granted during the three and nine month periods ended December 31, 2008.  In connection with the warrants and options granted and the vesting of prior warrants issued, during the nine months ended December 31, 2009 and 2008, the Company recorded total charges of $366,861 and $117,486, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations.   The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of December 31, 2009, there was $374,636 of unrecognized compensation cost related to employee and director stock based compensation arrangements, which is expected to be recognized over the next two years.

The aggregate intrinsic value of stock options and warrants exercised during the nine month periods ended December 31, 2009 and 2008 was $79,964 and $203,012, respectively.

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

The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company records the fair value of the fully vested non-forfeitable equity instruments issued for future consulting services as prepaid expenses in its consolidated balance sheets.

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
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued.  For the three months ended December 31, 2008, and the nine months ended December 31, 2009 and 2008, the Company was in a loss position and the basic and diluted income (loss) per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted income (loss) per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 5,262,943 for the three months ended December 31, 2008, and 6,722,413 and 5,609,454 for the nine month periods ended December 31, 2009 and 2008, respectively.

In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt.

The calculation of basic net income (loss) per common share is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$2,450,669	$(1,454,081)	$(5,085,376)	$(11,245,855)

Denominator:
Weighted average shares outstanding for basic net income (loss) per share	4,911,756	4,120,855	4,608,211	4,115,488

Basic net income (loss) per common share	$0.50	$(0.35)	$(1.10)	$(2.73)

A reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per common share follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$2,450,669	(1,454,081)	$(5,085,376)	$(11,245,855)
Increase: Convertible notes - accrued interest expense and non-cash amortization	1,096,835	-	-	-
Decrease: Convertible notes - change in fair value of Derivative liabilities	(1,847,356)	-	-	-
Net income (loss), adjusted	$1,700,148	$(1,454,081)	$(5,085,376)	$(11,245,855)

Denominator:
Weighted average common shares outstanding	4,911,756	4,120,855	4,608,211	4,115,488
Plus: Incremental shares from assumed exercise of stock options and warrants	29,367	-	-	-
Incremental shares from assumed conversion of convertible notes	1,636,199	-	-	-

Adjusted weighted average common shares outstanding	6,577,322	4,120,855	4,608,211	4,115,488
Diluted net income (loss) per common share	$0.26	$(0.35)	$(1.10)	$(2.73)

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

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

Change in Accounting Principle

Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. The warrant and convertible debt agreements contain adjustment (or ratchet) provisions and accordingly, the Company determined that these instruments are not indexed to the Company’s common stock.  As a result, the Company is required to account for these instruments as derivative liabilities. The Company applied these provisions to outstanding instruments as of April 1, 2009. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, including the effects on the discounts on the convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting.  The warrants and embedded conversion features are carried at fair value and adjusted quarterly through earnings.

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
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

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

The Company classifies its restricted cash balance as a Level 2 item. At December 31, 2009 and March 31, 2009 the balance in the restricted cash account was $90,030 and $101,053, respectively.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company uses the Black-Scholes option pricing model to determine the fair value of the instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of December 31, 2009 and April 1, 2009 (the Company’s adoption date of derivative liability accounting) classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	December 31, 2009	April 1, 2009
	(unaudited)	(unaudited)
Embedded Conversion Option	$1,655,077	$3,900,134
Warrants	12,085,556	12,570,584
	$13,740,633	$16,470,718

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

Balance at March 31, 2009	$—

Cumulative effect of change in accounting principle	16,470,718
Derivative liability added - warrants	389,781
Derivative liability added – conversion option	788,631
Reclassification of conversion feature to equity upon conversions of notes	(801,695)
Change in fair value	(3,106,802)
Balance at December 31, 2009	$13,740,633

NOTE 3 - INVENTORIES

Inventories at December 31, 2009 and March 31, 2009 consist of the following:

	December 31,	March 31,
	2009	2009
	(unaudited)
Raw materials	$-	$350,021
Work in process	-	7,253
Finished goods	-	172,967
	$-	$530,241

During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container.  The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 4 - LINE OF CREDIT

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West. On October 19, 2009, the Company secured a one-year renewal of the Line for a reduced amount of $90,000 which is secured by a $90,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based  either the  prime rate plus 1.5% per annum (totaling 4.75% as of December 31, 2009) or 5.0%, whichever is higher. The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® One-Way Shipper. As of December 31, 2009 and March 31, 2009, the outstanding balance of the Line was $90,388 and $90,310, including accrued interest of $388 and $310, respectively. During the nine months ended December 31, 2009 and 2008, the Company made principal payments against the Line of $0 and $25,500, respectively, and recorded interest expense of $2,948 and $3,099, respectively, related to the Line.  No funds were drawn against the Line during the nine months ended December 31, 2009 and 2008.

NOTE 5 - NOTES PAYABLE

Related Party Notes Payable

As of December 31, 2009 and March 31, 2009, the Company had aggregate principal balances of $1,049,500 and $1,279,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month.  As of December 31, 2009, the aggregate principal payments totaled $10,000 per month.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $15,785 and $48,923 for the three and nine months ended December 31, 2009, respectively, and $17,694 and $54,432 for the three and nine months ended December 31, 2008, respectively. Accrued interest, which is included in related party notes payable in the accompanying unaudited consolidated balance sheets, related to these notes amounted to $603,292 and $554,260 as of December 31, 2009 and March 31, 2009, respectively. As of December 31, 2009, the Company had not made the required payments under the related-party notes which were due on October 1, November 1, and December 1, 2009. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On January 4, 2010, the Company paid the September 1 note payments due on these related party notes, resulting in a current portion of related party notes payable of $160,000 versus $150,000 if the payment had been made as of December 31, 2009 and resulted in a default of the 120 day grace period.  Per the agreement, in the event of default the unpaid balance shall become immediately due and payable at the election of the noteholder.  The noteholders did not exercise this election and accepted payment on January 4, 2010.  Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 5 - NOTES PAYABLE, continued

Note Payable to Former Officer

In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of December 31, 2009 and March 31, 2009, the total amount of deferred salaries and accrued interest under this arrangement was $134,473 and $157,688, respectively, of which, $0 and $67,688, respectively, is recorded as a long-term liability in the accompanying unaudited consolidated balance sheets.  Interest expense related to this note was $1,997 and $6,785 for the three and nine months ended December 31, 2009, respectively, and $2,514 and $8,171 for the three and nine months ended December 31, 2008, respectively. Accrued interest related to this note payable amounted to $20,523 and $13,738 at December 31, 2009 and March 31, 2009, respectively, and is included in the note payable to officer in the accompanying unaudited consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. Effective August 26, 2009, pursuant to a letter agreement (i) the Company agreed to pay Mr. Berry the sum of $30,000 plus accrued interest representing past due payments from January to May 2009 previously waived by Mr. Berry, (ii) Mr. Berry agreed to waive payments due to him through December 2009, and (iii) the Company agreed to pay to Mr. Berry the sum of $42,000 plus accrued interest on January 1, 2010, representing payments due to him from June 2009 thru December 2009. As of December 31, 2009 and March 31, 2009 these unpaid payments totaled $113,950 and $18,000, respectively, and are included in the current liability portion of the note payable in the accompanying unaudited consolidated balance sheets.  In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 16, 2009.  Mr. Berry resigned his position from the Board on July 30, 2009. We are currently in default of our payment obligation to Mr. Berry under the foregoing Note Payable Agreement.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible debenture balances are shown below:

	December 31, 2009	March 31, 2009
	(unaudited)
October 2007 Debentures	$4,648,647	$5,356,073
May 2008 Debentures	1,332,778	1,325,556
Private Placement Debentures	1,381,500	60,000
Accrued interest on Private Placement Debentures	61,964	44,544
	7,424,889	6,786,173
Debt discount	(2,175,337)	(2,903,374)
Total convertible debentures, net	$5,249,552	$3,882,799

Convertible notes payable and accrued interest, net	$930,304	$46,414
Current portion of convertible notes payable, net	4,319,248	3,836,385
Convertible notes payable, net	$5,249,552	$3,882,799

During the three and nine months ended December 31, 2009, the Company recognized an aggregate of $1,068,978 and $4,806,547 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding convertible notes payable.  During the three and nine months ended December 31, 2008, the Company recognized an aggregate of $681,523 and $1,640,109 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding convertible notes payable.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 6 - CONVERTIBLE NOTES PAYABLE, continued

October 2007 and May 2008 Debentures

In May 2009, approximately $713,000 of the October 2007 Debentures was converted by a note holder.  Using the conversion rate of $5.10 per share per the terms of the debenture, 139,803 shares of common stock were issued to the investor. In addition, the fair value of $593,303 related to the conversion feature was reclassed from the liability for derivative instruments to additional paid-in capital (see Note 7) and accelerated the recognition of $508,886 of unamortized debt discount as interest expense.

During the nine months ended December 31, 2009, the Company converted interest payments due on the October 2007 and May 2008 convertible debentures (the "Debentures") totaling $171,254 into 42,813 shares of common stock using the conversion rate of $4.00.

On July 30, 2009, the Company entered into a Consent, Waiver and Agreement with the holders of the Debentures (the “July Agreement”). Pursuant to the terms of the July Agreement, the Holders (i) consented to the Company’s issuance of convertible notes and warrants in connection with a bridge financing of up to $1,500,000 which commenced in March 2009 (the “Bridge Financing”), and (ii) waived, as it relates to the Bridge Financing, a covenant contained in the Debentures not to incur any further indebtedness, except as otherwise permitted by the Debentures.  This Bridge Financing is more particularly described below under the caption “Private Placement Debentures.”  In addition, in connection with the July Agreement, the Company and Holders confirmed that (i) the exercise price of the warrants issued to the Holders in connection with their purchase of the Debentures had been reduced, pursuant to the terms of the warrants, to $5.10 as a result of the Bridge Financing, and (ii) as a result of the foregoing decrease in the exercise price, pursuant to the terms of the warrants (the “Warrants”), the number of shares underlying the Warrants held by Holders of the Debentures had been proportionally increased by 404,350 pursuant to the terms of the warrant agreements.  As a result of the foregoing adjustments, the Company recognized a loss in other expense due to the change in fair value of derivative liabilities of $1,608,540 and a corresponding increase to the liability for derivative instruments.

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

The following is a summary of the material terms of the Amendment:

1.           The Company was required to obtain stockholder approval of an amendment to its Amended and Restated Articles of Incorporation to increase the number of authorized shares of its common stock to 250,000,000. Such approval was obtained at the shareholders’ meeting on October 9, 2009, and an amendment was filed with the Nevada Secretary of State on November 2, 2009.

2.           As of September 1, 2009, the principal amount of the Debentures was increased by $482,796, which was added to the outstanding principal balances and $403,214 was recorded as a debt discount and will be amortized over the remaining life of the Debentures. The increase reflected all accrued and unpaid interest as of such date, plus all interest that would have accrued on the principal amount (as increased as of September 1, 2009, to reflect the then accrued but unpaid interest) from September 1, 2009, to July 1, 2010 (the maturity date of the Debentures).  The Company shall have no obligation under the Debentures to make further payments of interest, and interest shall cease to accrue, during the period September 1, 2009 to July 1, 2010.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 6 - CONVERTIBLE NOTES PAYABLE, continued

3.           The conversion price of the Debentures was decreased from $5.10 per share to $4.50 per share, which resulted in an increase in the number shares of common stock which the Debentures may be converted into, an increase in the liability for derivative instruments of $802,200 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivatives.

4.           The commencement of the Company’s obligation to make monthly payments of principal was deferred from September 1, 2009, to January 1, 2010, at which time the Company will make monthly pro rata payments to the Holders in the aggregate amount of $200,000 with a balloon payment due on the maturity date of July 1, 2010.  Prior to the Amendment, the Company was obligated to repay the entire outstanding principal amount of the debentures in twelve equal monthly payments commencing on August 1, 2009. On January 12, 2010, the Company entered into an Amendment to Debentures and Warrants, Agreement and Waiver with the Holders of the Company Debentures, which was amended on February 1, 2010 (see Note 11, “Subsequent Events”).

5.           The Holders’ existing right to maintain a fully diluted ownership equal to 31.5% has been increased by the Amendment to a fully diluted ownership of 34.5%.

6.           The exercise price of the outstanding Warrants was decreased from $5.10 per share to $4.50 per share, which also resulted in a corresponding pro rata increase in the number of shares that may be purchased upon exercise of the Warrants to an aggregate of 3,055,095 shares.  The reduction in exercise price of the Warrants to $4.50 per share and the 359,423 share increase in the number of Warrants resulted in an increase in the liability for derivative instruments of $1,679,990 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivative liabilities.

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

8.           The Company may not deliver a redemption notice with respect to the outstanding Debentures until such time as the closing price of the Company’s common stock shall have exceeded $7.00 (as adjusted for stock splits or similar transactions) for ten consecutive trading days prior to the delivery of the redemption notice.

On September 22, 2009, the holders of the May 2008 Debentures converted $100,000 of principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50.  As a result of the conversion, the Company reclassified $52,799 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $41,277 of unamortized debt discount as interest expense.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 6 - CONVERTIBLE NOTES PAYABLE, continued

On October 9, 2009, the holders of the October 2007 Debentures converted $90,000 principal into 20,000 shares of the Company’s common stock at a conversion price of $4.50.  As a result of the conversion, the Company reclassified $37,001 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $33,708 of unamortized debt discount as interest expense.

On November 17, 2009, the holders of the October 2007 Debentures converted $180,000 principal into 40,000 shares of the Company’s common stock at a conversion price of $4.50.  As a result of the conversion, the Company reclassified $80,368 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $59,262 of unamortized debt discount as interest expense.

On November 24, 2009, the holders of the October 2007 Debentures converted $100,000 principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50.  As a result of the conversion, the Company reclassified $38,224 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $32,054 of unamortized debt discount as interest expense.

During the three and nine months ended December 31, 2009, the Company recognized an aggregate of $806,179 and $4,193,935 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Debentures.  During the three and nine months ended December 31, 2008, the Company recognized an aggregate of $681,523 and $1,640,109 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Debentures.

During the nine months ended December 31, 2008, the Company incurred a loss on extinguishment of debt of $6,811,214 due to the April 30, 2008 Amendment of the October 2007 Debentures (the “April Amendment”).  The April Amendment provided for a nine month deferral of principal payments, an increase in the number of shares to be purchased under each of the October 2007 Warrants and a decrease in the Exercise Price of  the October 2007 Warrants from $0.90, $0.92 and $1.60 to $0.60 each.  In addition, the Company eliminated the unamortized balance of deferred financing costs related to the October 2007 Debentures.

During the nine months ended December 31, 2008, the Company incurred a gain on extinguishment of debt of $91,727 as a result of the August 29, 2008 Amendment of the October Debentures which provided for an increase of $866,202 in the principal balance of the October Debentures for the interest that would have been paid September 30, 2008 and December 31, 2008 and for 15% of the aforementioned interest and the outstanding principal as of the date of the amendment.  The gain consists of a combination of the $866,202 increase in principal offset by the $899,004 increase in the unamortized discount balance and the previously accrued interest of $58,925 related to the October Debentures to reflect the present value of the debentures as of August 29, 2008.

Private Placement Debentures

In March 2009, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures pursuant to Regulation D of the Securities Act of 1933 and the Rules promulgated thereunder (the “Private Placement Debentures”).   As of December 31, 2009, the Company had received gross proceeds of $1,381,500 under this private placement offering of convertible debentures which includes net proceeds of $1,321,500 raised during the nine months ended December 31, 2009.  There were no funds raised pursuant to the private placement offering during the three months ended December 31, 2009.

The Company may elect to make principal redemptions on the maturity dates of the debentures in shares of common stock at a conversion price of $5.10 per share. At any time, holders may convert the debentures into shares of common stock at the conversion price of $5.10. The conversion price is subject to adjustment in the event the Company issues its next equity financing of at least $2,500,000 at a price below $5.10 per share.

Per the terms of the convertible debenture agreements, the notes have a term of one year from issuance and are redeemable by the Company with two days notice.  The notes bear interest at 8% per annum and are convertible into shares of the Company’s common stock at a conversion rate of $5.10 per share.  In connection with the Private Placement Debentures, the Company issued to investors an aggregate of 54,177 five-year warrants to purchase shares of the Company’s common stock at $5.10 per share (the “Private Placement Warrants”), which includes 51,824 warrants issued to investors during the nine months ended December 31, 2009. The Company has determined the aggregate fair value of the issued warrants as of the dates of each grant, based on the Black-Scholes pricing model, to be approximately $291,571 for the nine months ended December 31, 2009. The exercise price of the warrants is subject to adjustment in the event the Company issues its next equity financing of at least $2,500,000 at a price below $5.10 per share.  At December 31, 2009, the aggregate fair value of the Private Placement Warrants was $207,899 and is accounted for as a derivative liability (see Note 7).

In connection with the issuance of the Private Placement Debentures, the Company recognized a debt discount and derivative liability at the dates of issuance in the aggregate amount of $1,125,773 related to the fair value of the warrants and embedded conversion features, which included $1,080,201 of debt discount recorded for the nine month period ended December 31, 2009. The debt discount will be amortized to interest expense over the life of the debentures and the derivative liability will be revalued each reporting period with changes in fair value recognized in earnings.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 6 - CONVERTIBLE NOTES PAYABLE, continued

During the three months ended December 31, 2009, the Company issued 16,253 warrants with an exercise price of $5.10 per share for commissions due in connection with the Company’s Private Placement Debentures.  The Company determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be $63,396 or $3.90 per share as of the effective date of grant.

During the three and nine months ending December 31, 2009, the Company recognized an aggregate of $262,799 and $612,612 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Private Placement Debentures.  There were no corresponding amounts recognized during the three and nine months ended December 31, 2008 related to the Private Placement Debentures.

NOTE 7 - DERIVATIVE LIABILITIES

In accordance with current accounting guidance (see Note 2), outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable previously treated as equity are no longer afforded equity treatment because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments.   As such, effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their dates of issuance or modification.  The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, and related adjustments to discounts on convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting.

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

In July 2009, as a result of the July Agreement, the exercise price of the Warrants was decreased from $6.00 per share to $5.10 per share, which resulted in an increase in the liability for derivative instruments of $1,608,540 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivative liabilities (see Note 6).

In September 2009, as a result of the September Amendment, the conversion price of the Debentures and the exercise price of the Warrants was decreased from $5.10 per share to $4.50 per share, pursuant to the terms of the Debentures, which resulted in an aggregate increase in the liability for derivative instruments of $1,679,990 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivative liabilities.  In addition, the conversion price of the Debentures was decreased from $5.10 per share to $4.50 per share, which resulted in an increase in the number shares of common stock which the Debentures may be converted into, an increase in the liability for derivative instruments of $802,200 and a corresponding loss was recorded in other expense, net and included in the change in fair value of derivative liabilities (see Note 6).

During the nine months ended December 31, 2009, the Company issued a total of 20,000 warrants to various consultants in lieu of fees paid for services performed by consultants to purchase shares of the Company’s common stock at an average exercise price of $5.10 per share.  The exercise prices of these warrants are equal to the stock price of the Company’s shares as of the dates of each grant. The Company determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be $87,448 as of the dates of each grant.  Since the exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing, the warrants are accounted for as a derivative liability.

During the nine months ended December 31, 2009, in connection with the termination of a consulting agreement, the Company modified the terms of 54,676 warrants issued in October 2007 and May 2008. The exercise price of the warrants was reduced from $8.40 per share to $6.00 per share and the expiration date was extended to 5 years from the date of modification. As a result of the modification, the Company recognized expense of $10,763 in other expense, net based on the change in the Black-Scholes fair value before and after modification.

During the three and nine months ended December 31, 2009, the Company recognized aggregate gains of $3,106,802 and $4,508,352, respectively, due to the change in fair value of its derivative instruments.  See Note 2 – Organization and Summary of Significant Accounting Policies – Fair Value Measurements, for the components of changes in derivative liabilities.  During the three and nine months ended December 31, 2008, there were no derivative liabilities and therefore no recognized changes in fair value.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 7 - DERIVATIVE LIABILITIES, continued

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31,	April 1,
	2009	2009
Expected dividends	—	—
Expected term (in years)	4.01 - 4.72	3.50 – 5.00
Risk-free interest rate	2.69%	1.65%
Expected volatility	178%	204%

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

The Company estimated the fair value of the embedded conversion features related to its convertible debentures using the Black-Scholes option pricing model using the following assumptions:

	December 31,	April 1,
	2009	2009
Expected dividends	—	—
Expected term (in years)	0.24 – 1.00	0.99 – 1.25
Risk-free interest rate	0.06%	1.65%
Expected volatility	81% - 134%	125% - 131%

Historical volatility was computed using daily pricing observations for recent periods that correspond to the remaining life of the related debentures.  The expected life is based on the remaining term of the related debentures. The risk-free interest rate is based on U.S. Treasury securities with a maturity corresponding to the remaining term of the related debentures.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 2, 2007, the Company entered into a lease agreement with Viking Investors - Barents Sea, LLC (Lessor) for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease requires base lease payments of approximately $9,885 per month plus operating expenses. In connection with the lease agreement, the Company issued to the lessor a warrant to purchase 1,000 shares of common stock at an exercise price of $15.50 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company capitalized and amortized the value of the warrant over the life of the lease and recorded the unamortized value of the warrant in other long-term assets.  For the three and nine months ended December 31, 2009, the Company amortized $0 and $2,970, respectively.  As of December 31, 2009, the fair value of the warrant has been fully amortized.  On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009.  In the event the Company does exercise its option to cancel the lease, the Company shall reimburse the Lessor for the unearned leasing commissions. Total rental expense was approximately $30,000 and $115,000 for the three and nine months ended December 31, 2009, respectively, and approximately $46,000 and $136,000 for the three and nine months ended December 31, 2008, respectively.

Deferred salaries and bonuses

In January 2009, the Company enacted measures to conserve cash which included cutting non-exempt employees to a four day work week with the fifth day off unpaid.  To retain the employees they were offered a bonus to be paid upon two conditions 1) the Company raised a minimum of $2,500,000 and 2) that they were still employed at the time the financing was complete.  The potential deferred salaries and bonus was $39,934 and $18,340 as of December 31, 2009 and March 31, 2009, respectively.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 9 - EQUITY

Common Stock and Warrants

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month.  Pursuant to the terms of this 36 month consulting agreement, the Company issued 15,000 shares of common stock at a price of $8.00 per share and a total value of $120,000, the resale of which is registered on a Form S-8 registration statement and 25,000 fully vested and non-forfeitable warrants at an exercise price of $15.00 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black-Scholes option pricing model.  On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company recorded the combined value of $349,834 of the shares and warrants issued as prepaid expense which is being amortized over the life of the services agreement.  As of December 31, 2009 and March 31, 2009, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $87,475 and $174,928, respectively.  Amortization expense related to the value of the shares and warrants was $29,151 and $87,453 for the three and nine months ended December 31, 2009, respectively, and $29,151 and $87,453 for the three and nine months ended December 31, 2008, respectively and is included in selling, general and administrative expenses.  On September 28, 2009, the Company issued 2,353 shares of common stock, in lieu of fees paid for services performed.   These shares were issued at a value of $5.10 per share.

In May 2009, $713,000 of the October 2007 Debentures was converted by the note holder.  Using the conversion rate of $5.10 per share per the terms of the Debenture, 139,803 shares of registered common stock were issued to the investor.

In July 2009, the Company engaged an agent to solicit the holders of certain warrants to exercise their rights to purchase shares of the Company’s common stock.  Pursuant to the terms of the engagement, the Company agreed to pay the agent compensation of 5% of the gross proceeds totaling $76,632, which is included equity and netted against the gross proceeds in the accompanying unaudited consolidated balance sheet at December 31, 2009.  In addition, the Company issued to the agent a warrant to purchase a number of shares of the Company’s common stock equal to 5% of the number of shares issued in the exercise of the warrants, or a total of 23,951 warrants with a fair value of $98,256 or $4.10 per share as of December 31, 2009.  The warrant has an exercise price of $5.10 and will permit the agent or its designees to purchase shares of common stock on or prior to October 1, 2014.  The fair value of warrants has been recorded as an offset to additional paid in capital on the accompanying unaudited consolidated balance sheet.  During the three and nine months ended December 31, 2009, the Company issued 145,833 and 479,033 shares respectively, of its common stock for gross cash proceeds of $437,500 and $1,437,100 respectively, from the exercise of warrants which resulted from the solicitation.

During July 2009, the Company entered into the July Agreement with the holders of the Company’s Debentures (see Note 6). Pursuant to the terms of the July Agreement, the Holders (i) consented to the Company’s issuance of convertible notes and warrants in connection with the Bridge Financing of up to $1,500,000 which commenced in March 2009, and (ii) waived, as it relates to the Bridge Financing, a covenant contained in the Debentures not to incur any further indebtedness, except as otherwise permitted by the Debentures. This Bridge Financing is more particularly described in Note 6 above under the caption “Private Placement Debentures.” In addition, in connection with the July Agreement, the Company and Holders confirmed that (i) the exercise price of the warrants issued to the Holders in connection with their purchase of the Debentures had been reduced, pursuant to the terms of the warrants, to $5.10 as a result of the Bridge Financing, and (ii) as a result of the foregoing decrease in the exercise price, pursuant to the terms of the warrants, the number of shares underlying the warrants held by Holders of the Debentures had been proportionally increased by 404,350 pursuant to the terms of the warrant agreements (see Note 6).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 9 - EQUITY, continued

In August 2009, the Company issued warrants to purchase 600 shares of common stock in lieu of payment to Gary C. Cannon, who then served as Corporate Legal Counsel for the Company and as a member of the Advisory Board, to purchase shares of the Company’s common stock at an exercise price of $5.10 per share with a five year term. The exercise prices of these warrants are greater than or equal to the stock price of the Company’s shares as of the date of grant. The fair market value of the warrants based on the Black-Scholes pricing model of $2,799 was recorded as consulting and compensation expense and included in selling, general and administrative expenses in the period ended December 31, 2009. In July 2009, Mr. Cannon was given a 30 day notice of his termination as general legal counsel and advisor to the Company. During November 2009, the Company issued 4,313 shares of common stock to Mr. Cannon in lieu of payment for services for a total cost of $22,000 which has been included in selling, general and administrative expenses.

Effective September 1, 2009, in connection with the Amendment (as defined) with the holders of the October 2007 and May 2008 Convertible Debentures, the exercise price of certain outstanding warrants held by such holders was reduced to $4.50 per share which resulted in a proportionate increase the number of shares that may be purchased upon the exercise of such warrants of 359,423 shares (see Note 6).

In September 2009, $100,000 of the May 2008 Debentures was converted by the note holder.  Using the conversion rate of $4.50 per share per the terms of the Debenture, 22,222 share of registered common stock were issued to the investor.

On October 30, 2009, the Company issued 5,880 shares of common stock, in lieu of fees paid for services performed by the Board of Directors.   These shares were issued at a value of $4.30 per share.

During the three months ended December 31, 2009, the holders of the October 2007 Debentures converted $370,000 principal into 82,222 shares of the Company’s common stock at a conversion price of $4.50 (See Note 6).

During the three months ended December 31, 2009, the Company issued 4,718 shares of common stock upon the cashless exercises of a total of 11,640 warrants at an average exercise price of $2.80 per share.  In addition, during the nine months ended December 31, 2009, the Company issued 11,034 shares of common stock upon the cashless exercises of a total of 11,900 warrants at an average exercise price of $0.40 per share.

During the nine months ended December 31, 2009 the Company issued convertible debentures with an aggregate principal amount of $1,321,500.  The Company paid $79,290 in commissions to the broker. In addition, the Company issued to the purchasers of the convertible debentures warrants to purchase an aggregate of 51,824 shares of common stock at an initial exercise price of $5.10.

During the nine months ended December 31, 2009, the Company issued 25,256 shares of common stock the resale of which was registered pursuant to Form S-8 in lieu of fees paid for services performed by consultants.  On April 13, 2009 and June 11, 2009, the Company filed the related Forms S-8 with the SEC.  These shares were issued at a value of $5.10 per share for a total cost of $118,806 which has been included in selling, general and administrative expenses for the nine months ended December 31, 2009.

During the three months ended December 31, 2009, there were 70,800 stock options with a weighted average fair value of $4.20 per share granted to employees and directors.  During the nine months ended December 31, 2009 there were a total of 21,000 warrants and 80,800 stock options with a weighted average fair value of $4.70 per share granted to employees and directors (see Note 2).

During the three months ended December 31, 2009, the Company issued 16,253 warrants with a fair value of $63,396 or $3.90 per share for commissions due in connection with the Company’s Private Placement Debentures.  In addition, during the nine months ended December 31, 2009, the Company issued 20,000 warrants with a fair value of $87,448 or $4.40 per share in lieu of fees paid for services performed to various consultants for purchase of the Company’s common stock (see Notes 6 and 7, respectively).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 10 - RELATED PARTY TRANSACTIONS

In August 2006, Peter Berry the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. In January 2008, these monthly payments increased to $6,000 and will remain at that amount until the loan is fully paid in December 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of December 31, 2009 and March 31, 2009, the total amount of deferred salaries and accrued interest under this arrangement was $134,473 and $157,688, respectively, of which $0 and $67,688, respectively was recorded as a long-term liability in the accompanying unaudited consolidated balance sheets.  Interest expense related to this note was $1,997 and $6,785 for the three and nine months ended December 31, 2009, respectively, and $2,514 and $8,171 for the three and nine months ended December 31, 2008, respectively. Accrued interest related to this note payable amounted to $2,514 and $13,738 at December 31, 2009 and March 31, 2009, respectively, and is included in the note payable to officer in the accompanying unaudited consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. Effective August 26, 2009, pursuant to a letter agreement (i) we agreed to pay Mr. Berry the sum of $30,000 plus accrued interest representing past due payments from January to May 2009 previously waived by Mr. Berry, (ii) Mr. Berry agreed to waive payments due to him through December 2009, and (iii) we agreed to pay to Mr. Berry the sum of $42,000 plus accrued interest on January 1, 2010, representing payments due to him from June 2009 thru December 2009. As of December 31, 2009 and March 31, 2009 these unpaid payments totaled $113,950 and $18,000, respectively and are included in the current liability portion of the note payable in the accompanying unaudited consolidated balance sheets (see Note 5).  Mr. Berry resigned his position as Chief Executive Officer in February 2009.  Mr. Berry resigned his position from the Board on July 30, 2009. We are currently in default of our payment obligation to Mr. Berry under the foregoing Note Payable Agreement.

In May 2009, the Company issued 11,034 shares of common stock to Peter Berry, resulting from the cashless exercise of 11,900 warrants at an exercise price of $0.40 per share (see Note 9).

Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee.  From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors.  Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board.  In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month.  The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the nine months ended December 31, 2009 and 2008 was $34,000 and $81,000, respectively.  From October 2008 through March 31, 2009 Mr. Cannon agreed to defer a portion of his monthly payments.  As of December 31, 2009 and March 31, 2009 a total of $0 and $15,000, respectively, had been deferred and was included in accounts payable in the accompanying unaudited consolidated balance sheets. Board fees expensed for Mr. Cannon were $0 and $5,388 for the three and nine months ended December 31, 2009, respectively, and $34,000 and $81,000 for the three and nine months ended December 31, 2008, respectively. At December 31, 2009 and March 31, 2009, $15,788 and $15,000, respectively, of deferred board fees was included in accrued expenses.  During the nine months ended December 31, 2009, Mr. Cannon was granted a total of 2,557 warrants with an average exercise price of $5.90 per share.  For the nine months ended December 31, 2008, Mr. Cannon was granted a total of 1,800 warrants with an average exercise price of $9.50 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Gary Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company.

As of December 31, 2009 and March 31, 2009, the Company had aggregate principal balances of $1,049,500 and $1,279,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005.  These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which commenced April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to the current maximum aggregate payment of $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.  Related-party interest expense under these notes was $15,785 and $48,923 for the three and nine months ended December 31, 2009, respectively, and $17,694 and $54,432 for the three and nine months ended December 31, 2008, respectively.  Accrued interest, which is included in related party notes payable in the accompanying unaudited consolidated balance sheets, related to these notes amounted to $603,292 and $554,260 as of December 31, 2009 and March 31, 2009, respectively.  The Company had not made the required payments under the related party notes which were due on October 1, November 1, and December 1, 2009. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. In January 2010, the Company paid the September 1 note payments due on these related party notes, resulting in a current portion of related party notes payable of $160,000 as compared to a balance of $150,000 if the payment had been made as of December 31, 2009 and resulted in a default of the 120 day grace period.  Per the agreement, in the event of default the unpaid balance shall become immediately due and payable at the election of the noteholder.  The noteholders did not exercise this election and accepted payment on January 4, 2010. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 10 - RELATED PARTY TRANSACTIONS, continued

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

In August 2009, the Company issued 600 warrants in lieu of payment to Gary C. Cannon, who then served as Corporate Legal Counsel for the Company and as a member of the Advisory Board, to purchase shares of the Company’s common stock at an exercise price of $5.10 per share and 5 year term. The exercise prices of these warrants are greater than or equal to the stock price of the Company’s shares as of the date of grant. The fair market value of the warrants of $2,799 based on the Black-Scholes pricing model was recorded as consulting and compensation expense and included in selling, general and administrative expenses in the period ended December 31, 2009.

NOTE 11 - SUBSEQUENT EVENTS

On January 7, 2010, the Company’s Board of Directors, pursuant to the Company's bylaws, elected John H. Bonde to the Board of Directors.  Mr. Bonde was also appointed to serve as a member of the Audit Committee.

There have been no related party transactions between Company and Mr. Bonde, and there were no arrangements or understandings between Mr. Bonde and any other person pursuant to which he was selected as a director. Except for the grant to Mr. Bonde of an option to purchase 3,407 shares of the Company’s common stock at an exercise price of $5.70 per share, which option will vest in three quarterly installments commencing on January 31, 2010, Mr. Bonde is not a party to and does not currently participate in any material Company plan, contract, or arrangement, nor has he received any grant or award from the Company in connection with his election to the Board of Directors. In addition to the foregoing stock option grant, Mr. Bonde will also receive a quarterly cash board fee in the amount of $15,000.

During January 2010, the holders of the October 2007 Debentures converted $200,000 principal into 44,444 shares of the Company’s common stock at a conversion price of $4.50.

On January 12, 2010, the Company entered into an Amendment to Debentures and Warrants, Agreement and Waiver (the “2010 Amendment”) with the Holders of the Company Debentures, which was amended on February 1, 2010.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

NOTE 11 – SUBSEQUENT EVENTS, continued

The Company’s management negotiated the 2010 Amendment with the Holders of the Debentures in order to (i) restructure the conversion and payment terms of the Debentures which will allow the Company upon completion of the Public Offering (defined below) to eliminate this outstanding debt obligation from its balance sheet, and (ii) remove certain anti-dilution rights with respect to the warrants and other agreements which, due to a recent mandatorily adopted accounting principle, required the Company to account for the outstanding warrants as a liability instead of equity, thereby significantly impacting the Company’s ability to meet one of the NASDAQ Capital Market listing requirements.  As a result, the fair value of the Company’s outstanding warrants and embedded conversion features of its Debentures will be reclassified from liabilities to equity.

Pursuant to the 2010 Amendment, the Holders agreed to defer until March 1, 2010 the Registrant’s obligation to make the January 1, 2010 and February 1, 2010 debenture amortization payments (each in the aggregate amount of $200,000).  In addition, subject to the Registrant’s consummation of a public offering for gross proceeds of not less than $10,000,000 at a per unit price (each unit consisting of one share of common stock and one warrant to purchase one share of common stock) of not less than $4.00 per unit (“Public Offering”) and obtaining the listing of the Registrant’s common stock and warrants offered thereby on the NASDAQ Capital Market by no later than March 1, 2010, the Holders have consented to the Public Offering and the Registrant’s effecting a reverse stock split of its outstanding common stock at a ratio not to exceed 15-to-1 (the maximum ratio previously approved by the Registrant’s stockholders at its 2009 Annual Stockholders Meeting).  Additionally, the Holders have agreed, subject to the Public Offering among other items, to the following:

1.           each Holder will convert $1,357,215 in principal amount of the outstanding principal balance of such holder’s debenture in exchange for a number of shares of common stock determined by dividing such principal amount by that portion of the unit offering price being allocated to the share of common stock contained in the unit, or 93.75% of the unit offering price (provided, however, that such conversion price shall not exceed and will be capped at $10.00 per share;

2.           the Company will issue to each Holder an unregistered five-year warrant to purchase a number of shares of common stock equal to the number of shares of common stock that such Holder would have received if the foregoing debenture conversion had been at the current contractual conversion rate of $4.50 per share less the number of shares of common stock the holder actually receives based on the revised conversion price.  The exercise price of the warrant shall be equal to the revised conversion price; provided, however that it shall not exceed $10.00 per share;

3.           the Company’s repayment in full, from the net proceeds of the Public Offering and within five days following the consummation thereof, of the remaining outstanding principal balance of the holders’ debentures following the foregoing conversion (estimated to be $3,066,995 in the aggregate);

4.           the release of the Holder’s security interest in the Company’s and its subsidiary’s assets, including all intellectual property; and

5.           the termination of certain anti-dilution provisions contained in the warrants held by the Holders and their right to maintain a fully-diluted ownership of our common stock equal to 34.5%;

Subject to the occurrence of the foregoing, the Company has agreed to reduce the exercise price of the warrants held by the Holders (other than the warrants to be issued pursuant to the 2010 Amendment) from $4.50 per share to $4.00 per share.

On January 31, 2010, the Company issued an aggregate of 1,800 stock options to three members of its advisory board for services rendered. The options have an exercise price of $8.30 and a 7 year life.

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

General Overview

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated balance sheets as of December 31, 2009 (unaudited) and March 31, 2009 (audited) and the related unaudited consolidated statements of operations for the three and nine months ended December 31, 2009 and 2008, the unaudited consolidated statements of cash flows for the three and nine months ended December 31, 2009 and 2008 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2009 and 2008 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2010 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

The Company is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature of high value, temperature sensitive materials.  The Company has developed a line of cost-effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below 0° Celsius.  These dry vapor shippers are one of the first significant alternatives to using dry ice and achieve 10-plus day holding times compared to one to two day holding times with dry ice (assuming no re-icing during transit).  The Company’s value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through its value-added services that offer a simple hassle-free solution for its customers.  These value-added services include an internet-based web portal that enables the customer to initiate shipping service, track the progress and status of a shipment, and provide in-transit temperature monitoring of the shipper.  CryoPort also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to its customers at their pick up location.

The Company's principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and its CryoPort Express® Shipper, a line of dry vapor cryogenic shippers for the transport of biological and pharmaceutical materials.  A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius.  The dry vapor shipper is designed using innovative, proprietary, and patent pending technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates.  A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side as is often the case when in the custody of a shipping company.  Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well.  Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, and infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than minus 150 ° Celsius).

The Company recently entered into its first strategic relationship with a global courier on January 13, 2010 when it signed an agreement with Federal Express Corporation (“FedEx”) pursuant to which the Company will lease to FedEx such number of its cryogenic shippers that FedEx shall, from time to time, order for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote, market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System.

During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.

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

The Company has not generated significant revenues from operations and has no assurance of any future revenues.  The Company generated revenues from operations of $35,124, incurred a net loss of $16,705,151 and used cash of $2,586,470 in its operating activities during the year ended March 31, 2009.  The Company generated revenues from operations of $42,888, had net loss of $5,085,376, and used cash of $1,941,693 in its operating activities during the nine months ended December 31, 2009.  In addition, the Company had a working capital deficit of $19,197,473, and had cash and cash equivalents of $647,308 at December 31, 2009.  The Company’s working capital deficit at December 31, 2009 included $13,740,633 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures and were reclassified from equity during the nine months ended December 31, 2009 (see Note 7 in the accompanying unaudited consolidated financial statements).  Currently management has projected that cash on hand, including cash borrowed under the convertible debentures issued in the first, second and third quarter of fiscal 2010, will be sufficient to allow the Company to continue its operations into the fourth quarter of fiscal 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management has recognized that the Company must obtain additional capital for the commercialization of the CryoPort Express® System and the eventual achievement of sustained profitable operations.  In response to this need for capital, in March 2009 the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures under Regulation D (the “Private Placement Debentures”).   From March through December 30, 2009, the Company had raised gross proceeds of $1,381,500 under the Private Placement Debentures (see Note 6 to the accompanying unaudited consolidated financial statements).   In addition, the Company has received additional proceeds of $1,437,100 from the exercises of warrants.  As a result of these recent financings, the Company had aggregate cash and cash equivalents of $647,308 as of December 31, 2009, which will be used to fund the working capital required for minimal operations as well as the sales and marketing efforts to continue the Company’s commercialization of the CryoPort Express® System until additional capital is obtained. Management’s plans include obtaining additional capital through equity and debt funding sources, however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate extension of its existing debt.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2)
Aggressively seeking additional capital sources for significant long-term funding of approximately $15,000,000 to allow the Company to fully commercialize the CryoPort Express® System and to achieve and sustain profitable operations.  On October 6, 2009 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (File No. 333-162350) for a possible underwritten public offering of units, each unit to consist of one share of common and warrant to purchase one share of common stock.  Management cannot assure you that this contemplated offering will be consummated, or if consummated, whether the proceeds from such offering will be sufficient to fund the Company’s planned operations.

3)
Pursue and complete a strategic partnership with large freight carriers to be able to provide a one call simple and reliable solution to shipping frozen samples.  The partnership will also facilitate the ability of the Company to rapidly call on and achieve sales with the largest target customers.  In this regard, on January 13, 2010 the Company entered into an agreement with FedEx to lease the Company’s cryogenic shippers based on orders placed by FedEx for FedEx’s customers. Pursuant to the agreement, FedEx has agreed to pay the Company (i) a fixed per lease transaction fee per shipper leased (generally measured as up to a maximum period of 14 days), the amount of which will depend upon whether the shipper is being transported within a specific designated region or from one designated region to another designated region, and (ii) additional fees for any other goods or services ordered in connection with such lease transaction.

4)
Minimizing operating and financing expenditures through stringent cost containment measures to ensure the availability of funds until additional funding is secured, then continue to minimize expenditures until sufficient revenues are generated and cash collections adequately support the continued business operations.  The Company’s largest expenses for the nine months ended December 31, 2009, relate to non-cash expenses including (i) $4,806,547 non-cash expense included in interest expense relating to the amortization of discounts on convertible debentures and (ii) non-cash expense recorded in selling, general and administrative costs of $724,388 related to the valuations of common stock shares and warrants issued in lieu of cash for consulting services as well as for directors’ and employee compensation.  For the nine months ended December 31, 2009, the Company also incurred cash expenses of (i) approximately $197,500 for the audit fees and consulting services related to the filing of the Company’s annual and quarterly reports and compliance with the Sarbanes-Oxley requirements and (ii) approximately $181,000 additional research and development costs related to the development of the web based system to be used as a vital function of the CryoPort Express® System.  The remaining operating expenses for the period ended December 31, 2009 related primarily to minimal overhead costs including personnel costs, rent and utilities and meeting the legal and reporting requirements of a public company.

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

Research and Development

The Company has completed the research and development efforts associated with initial phases of the web-based order entry and tracking system and the CryoPort Express® Shippers, a line of use-and-return dry cryogenic shippers, the essential components of the Company’s CryoPort Express® System which has been developed to provide a one-call total solution for the transport of biological and pharmaceutical  materials.  The Company continues to provide ongoing research associated with the CryoPort Express® System, as it develops improvements in both the manufacturing processes and product materials and in the web-based customer service portal for the purpose of achieving additional cost efficiencies and customer functionality. As with any research effort, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position.  For the nine months ended December 31, 2009 and 2008, research and development costs were $270,217 and $229,536, respectively.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board and prototype design and materials costs.

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

During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container.  The Company’ arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.

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

Revenue Recognition.   Four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company records a provision for claims based upon historical experience. Actual claims in any future period may differ from the Company’s estimates.  During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

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

Stock-Based Compensation.  The Company accounts for share-based payments to employees and directors in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the periods ended December 31, 2009 and 2008 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

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

Derivative Liabilities. Our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model.

Convertible Debentures.  If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.   In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Results of Operations

Three months ended December 31, 2009 compared to three months ended December 31, 2008:

Net sales. During the three months ended December 31, 2009, the Company generated shipper revenues of $20,707 compared to shipper revenues of $9,207 in the same period of the prior year, an increase of $11,500 (125%).The low revenues in both periods were primarily due to the Company’s shift initiated in mid-2006 in its sales and marketing focus from the reusable shipper product line.  The Company discontinued sales of the reusable shippers to allow resources to focus on further development and launch of the CryoPort Express® System and its introduction into the biopharmaceutical industry sector during fiscal 2009, which resulted in the increase in sales period over period.  The slow increase in shipper revenues was also the result of delays in the Company securing adequate funding for the manufacturing and full commercialization of the CryoPort Express® System.

Cost of sales.  Cost of sales for the three month period ended December 31, 2009 decreased $33,785 (20%) to $132,418 from $166,203 for the three month period ended December 31, 2008 primarily due to the Company’s efforts to minimize overall costs and as a result of decreased fixed overhead manufacturing costs due to the Company refocusing its manufacturing operation for the CryoPort Express® System.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Gross loss. Gross loss for the three month period ended December 31, 2009 decreased by $45,285 (29%) to $111,711, compared to $156,996 for the three month period ended December 31, 2008. The decrease in gross loss is due to higher revenues and decreased fixed overhead manufacturing costs which resulted from the Company refocusing its manufacturing operations as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $139,373 (25%) to $690,043 for the three month period ended December 31, 2009 as compared to $550,670 for the three month period ended December 31, 2008 due primarily to a $130,421 (28%) increase in general and administrative expenses from $466,454 for the three month period ended December 31, 2008 to $596,875 for the three month period ended December 31, 2009 and by a $8,952 (11%) increase in sales and marketing expenses from $84,216 for the three month period ended December 31, 2008 to $93,168 for the three month period ended December 31, 2009. The increase in general and administrative expenses was due to an increase in outside services associated with audit fees and consulting services related to the quarterly filings and the annual shareholders meeting.

Research and development expenses. Research and development expenses increased by $76,134 (573%) to $89,426 for the three month period ended December 31, 2009 as compared to $13,292 for the three month period ended December 31, 2008. Current year expenses included consulting costs associated with software development for the web based system to be used with the CryoPort Express® Shipper, and other research and development activity related to the CryoPort Express® System, as the Company strove to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest expense. Interest expense increased $429,990 to $1,169,337 for the three month period ended December 31, 2009 as compared to $739,347 for the three month period ended December 31, 2008. This increase was due to $387,484 of amortized debt discount and $41,827 of amortized financing fees. These increases were partially offset by a reduction in interest expense for related party notes payable and notes payable to officers as the result of the payments made against the principal balances of these notes payable.

Interest income. The Company recorded interest income of $2,834 for the three month period ended December 31, 2009 as compared to $6,224 for the three month period ended December 31, 2008.  Prior period interest income included the impact of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Change in fair value of derivative liabilities. The Company recognized a gain on the change in fair market value of derivatives of $4,508,352 during the three months ended December 31, 2009 compared to $0 in the three months ended December 31, 2008.  The gain was due to a change in accounting principle, which resulted in a reclassification of the fair value of warrants and embedded conversion features from equity to derivative liabilities that are marked to fair value at each reporting period. The impact of the change in accounting principle and change in market value of the derivative liabilities during the current period resulted in the recognition of a gain (see Note 2 to the accompanying unaudited consolidated financial statements).

Net Income (Loss). As a result of the factors described above, the net income for the three months ended December 31, 2009 was $2,450,669  or $0.50 per share compared to a net loss of $(1,454,081) or $(0.35) per share for the three months ended December 31, 2008.  Loss from operations for the three months ended December 31, 2009 increased $170,222 to $891,180 compared to $720,958 for the three months ended December 31, 2008.

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008:

Net sales. During the nine months ended December 31, 2009, the Company generated $42,888 from shipper revenues compared to shipper revenues of $28,613 in the same period of the prior year, an increase of $14,275 (50%).  The low revenues in both years was primarily due to the Company’s shift initiated in mid-2006 in its sales and marketing focus from the reusable shipper product line.  The Company discontinued sales of the reusable shippers to allow resources to focus on further development and launch of the CryoPort Express® System and its introduction into the biopharmaceutical industry sector during fiscal 2009, which resulted in the slight increase in sales year over year.  The slow increase in product sales was also the result of delays in the Company securing adequate funding for the manufacturing and full commercialization of the CryoPort Express®.

Cost of sales.  Cost of sales for the nine month period ended December 31, 2009 increased $39,328 (9%) to $458,862 from $419,534 for the nine month period ended December 31, 2008 primarily as the result of increased fixed overhead manufacturing costs which resulted from the Company’s discontinuation of the reusable shippers and refocusing its manufacturing operation for the CryoPort Express® System.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Gross loss. Gross loss for the nine month period ended December 31, 2009 increased by $25,053 (6%) to $415,974 compared to $390,921 for the nine month period ended December 31, 2008. The increase in gross loss is due to low revenues and increased fixed overhead manufacturing costs which resulted from the Company refocusing its manufacturing operations.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $307,144 (16%) to $2,197,545 for the nine month period ended December 31, 2009 as compared to $1,890,401 for the nine month period ended December 31, 2008 due primarily to a $319,556 (20%) increase in general and administrative expenses from $1,590,602 for the nine month period ended December 31, 2008 to $1,910,158 for the nine month period ended December 31, 2009 and by a $12,412 (4%) decrease in sales and marketing expenses from $299,799 for the nine month period ended December 31, 2008 to $287,387 for the nine month period ended December 31, 2009. The increase in general and administrative expenses was due to increases in legal and accounting fees, consulting fees and travel expenses.  The increase in legal fees was associated with the Company’s strategic partnering activities and debt restructuring.  The decrease in selling expenses was primarily related to a decrease in advertising and promotional costs, consulting and travel costs due to a reduction over prior year costs for additional market research, product development and the development of customer relationships for the commercialization of the CryoPort Express® System. These increases in general and administrative expenses were partially offset by the Company’s efforts to minimize overall costs and diversion of  resources to the focus on market development and sales ramp up of the CryoPort Express® System.

Research and development expenses. Research and development expenses increased by $40,681 (18%) to $270,217 for the nine month period ended December 31, 2009 as compared to $229,536 for the nine month period ended December 31, 2008. Current period expenses included consulting costs associated with software development for the web based system to be used with the CryoPort Express® Shipper, and other research and development activity related to the CryoPort Express® System, as the Company strove to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Interest expense. Interest expense increased $3,359,378 to $5,312,593 for the nine month period ended December 31, 2009 as compared to $1,953,215 for the nine month period ended December 31, 2008. This increase was due to $3,166,437 of amortized debt discount, $39,477 of amortized financing fees, and $153,464 of accrued interest, primarily related to the convertible debentures issued in October 2007, May 2008 and the Private Placement Debentures that were issued during the nine month period ended December 31, 2009. These increases were partially offset by a reduction in interest expense for related party notes payable and notes payable to officers as the result of the payments made against the principal balances of the notes payable.

Interest income. The Company recorded interest income of $6,548 for the nine month period ended December 31, 2009 as compared to $30,232 for the nine month period ended December 31, 2008. Prior year interest income included the impact of increased cash balances related to the funds received in connection with the convertible debentures issued in October 2007 and May 2008.

Change in fair value of derivative liabilities. The Company recognized a gain on the change in fair market value of derivatives of $3,106,802 during the nine months ended December 31, 2009 compared to $0 in the nine months ended December 31, 2008.  The gain was due to a change in accounting principle, which resulted in a reclassification of the fair value of warrants and embedded conversion features from equity to derivative liabilities that are marked to fair value at each reporting period. The impact of the change in accounting principle and change in market value of the derivative liabilities during the current period resulted in the recognition of a gain (see Note 2 to the accompanying unaudited consolidated financial statements).

Loss on Extinguishment of Debt. The Company incurred a loss on extinguishment of debt of $6,902,941 during the nine months ended December 31, 2008 as a result of the April 30, 2008 Amendment of the October 2007 Debentures which provided for a nine month deferral of principal payments.  The loss consisted of a combination of the $5,858,344 increase in the fair market value of warrants issued in connection with the October 2007 Debentures as a result of the increase in the number of shares to be purchased under each of the October 2007 Warrants and to the decrease in the Exercise Price of  the October 2007 Warrants from $9.00, $9.20 and $16.00 to $6.00 each, the elimination of the April 30, 2008 unamortized balance of deferred financing costs of $312,197 and the $732,400 reduction in the unamortized discount balance related to the October 2007 Debentures to reflect the present value of the debentures as of April 30, 2008 (see Note 6 of the accompanying unaudited consolidated financial statements).  There was no loss on extinguishment of debt in the nine months ended December 31, 2009.

The Company incurred a gain on extinguishment of debt of $91,727 during the nine months ended December 31, 2008 as a result of the August 29, 2008 Amendment of the October Debentures which provided for an increase of $866,202 in the principal balance of the October Debentures for the interest that would have been paid September 30, 2008 and December 31, 2008 and for 15% of the aforementioned interest and the outstanding principal as of the date of the amendment.  The gain consists of a combination of the $866,202 increase in principal offset by the $899,004 increase in the unamortized discount balance and the previously accrued interest of $58,925 related to the October Debentures to reflect the present value of the debentures as of August 29, 2008 (see Note 6 of the accompanying unaudited financial statements).

Net loss. As a result of the factors described above, the net loss for the nine months ended December 31, 2009 decreased by $6,160,479  to $5,085,376 or $1.10 per share compared to $11,245,855 or $2.73 per share for the nine months ended December 31, 2008.  Loss from operations for the nine months ended December 31, 2009 increased $372,878 to $2,883,736 compared to $2,510,858 for the nine months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash and cash equivalents of $647,308 and negative working capital of $19,197,473.  The Company’s working capital deficit at December 31, 2009 included $13,740,633 of derivative liabilities, the balance of which represented the fair value of warrants and embedded conversion features related to the Company’s convertible debentures and were reclassed from equity during the nine months ended December 31, 2009.  As of March 31, 2009, the Company had cash and cash equivalents of $249,758 and negative working capital of $3,693,015.

Net cash used in operating activities was $1,941,693 for the nine months ended December 31, 2009, compared to net cash used in operating activities of $2,042,462 for the nine months ended December 31, 2008.  Net loss for the nine months ended December 31, 2009 of $5,085,376 included a non-cash gain of $3,106,802 due to the change in valuation of our derivative liabilities and non-cash expenses of $5,713,914 due primarily to discount amortization related to our convertible debt instruments.  Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accrued interest payable of $324,151 primarily due to our Private Placement Debentures and an increase in accounts payable of $121,003 due primarily to increased general and administrative expenses.  Net cash used in operating activities of $2,042,462 for the nine months ended December 31, 2008 reflected a net operating loss of $11,245,855, which included a non-cash loss on extinguishment of debt of $6,811,214 and non-cash expenses of $2,327,125 due primarily to discount amortization related to our convertible debt instruments.  In addition to our net operating loss and related cash impact, inventories increased by $411,252 and were offset by the positive cash impact of an increase in accrued interest payable related to our May 2008 debenture.

Net cash used in investing activities for the nine months ended December 31, 2009 was $30,255 compared to net cash provided by investing activities of $884 for the comparable period in 2008.  Net cash used in investing activities for the nine months ended December 31, 2009 primarily reflected payment of trademark costs.  Net cash provided by investing activities for the nine months ended December 31, 2008 was due to reduction in restricted cash offset by fixed asset and intangible purchases.

Net cash provided by financing activities for the nine months ended December 31, 2009 was 2,369,498 and was primarily related to gross proceeds from our Private Placement Debentures of $1,321,500 and gross proceeds from exercise of options and warrants of $1,437,100, which were partially offset by payment of deferred financing costs and payments on our related party notes payable.  Net cash provided by financing activities of $586,713 for the nine months ended December 31, 2008 reflected gross proceeds from our May 2008 Debentures of $1,062,500, which were partially offset by payments for financing costs, repayments on convertible and related party notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2009, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

During the three months ended December 31, 2009 the Company granted to Larry Stambaugh a stock option to purchase 67,000 shares of the company’s common stock at an exercise price of $4.50 per share.

During the three months ended December 31, 2009 the Company granted to Catherine Doll a stock option to purchase 2,000 shares of the company’s common stock at an exercise price of $4.50 per share

During the three months ended December 31, 2009 the Company granted to each of three members of the advisory board a stock option to purchase 600 shares of the company’s common stock at an exercise price of $4.30 per share

During the three months ended December 31, 2009, the Company issued warrants to purchase 16,253 shares of the Company’s common stock with an exercise price of $5.10 per share for commissions due in connection with the Company’s Private Placement Debentures.

During the three months ended December 31, 2009, the Company issued warrants to purchase 23,951 shares of the Company’s common stock with an exercise price of $5.10 per share for commissions due in connection with an agreement to solicit the holders of certain warrants to exercise their rights to purchase shares of the Company’s common stock.

During the three months ended December 31, 2009, the Company issued 5,880 shares of common stock, in lieu of fees paid for services performed by the Board of Directors. These shares were issued at a value of $4.30 per share.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders held on October 9, 2009.

Proposal No. 1: The stockholders elected three directors to serve for a term of one year expiring upon the 2010 Annual Meeting of Stockholders or until his or her successor has been duly elected and qualified.

Nominee	Votes For	Votes Withheld
Carlton M. Johnson	32,940,236	7,470,327
Adam M. Michelin	32,940,236	7,470,327
Larry G. Stambaugh	33,771,064	6,639,499

Proposal No. 2: The stockholders ratified the appointment of KMJ Corbin & Company LLP as our independent auditors for the fiscal year ended March 31, 2010 (with 34,922,216 votes for, 5,414,020 votes against, and 74,327 votes abstaining).

Proposal No. 3: The stockholders approved amendment to Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to 250,000,000 (with 28,069,235 votes for, 11,066,070 votes against, and 1,275,258 votes abstaining).

Proposal No. 4: The stockholders did not approve amendment to Amended and Restated Articles of Incorporation to create class of undesignated (blank check) preferred stock consisting of 2,500,000 shares (with 16,792,543 votes for, 6,466,755 votes against, and 789,410 votes abstaining).

Proposal No. 5: The stockholders approved amendment to Amended and Restated Articles of Incorporation of effect a reverse stock split on shares of outstanding common stock of up to one for fifteen (15) but not less than one for two.(with 27,961,266 votes for, 11,641,342 votes against, and 807,954 votes abstaining).

Proposal No. 6: The stockholders approved the Company’s 2009 Stock Incentive Plan (with 16,998,014 votes for, 6,481,693 votes against, and 569,001 votes abstaining).

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

CryoPort, Inc.

Dated: February 16, 2010	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman, Chief Executive Officer

Dated: February 16, 2010	By:	/s/ Catherine M. Doll
Catherine M. Doll, Chief Financial Officer (signed as both an officer duly authorized to sign on behalf of the Registrant and principal financial officer and Chief Accounting Officer)