Form 10-K
period 2010-03-31
Cryoport, Inc.
filed 2010-06-22
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 000-51578

 CRYOPORT, INC.
 (Exact name of Registrant as specified in its charter)
Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20382 Barents Sea Circle, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)
(949) 470-2300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	OTC Bulletin Board
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Warrants to Purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates as of September 30, 2009 was $ 22,027,889 (1)

Number of shares of Common Stock outstanding as of June 15, 2010: 8,150,255

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2010.
_________
(1)	Excludes 2,630,740 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of September 30, 2009.

CRYOPORT, INC.

Fiscal Year 2010 10-K Annual Report

NOTE REGARDING REVERSE STOCK SPLIT

On February 5, 2010, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of ten for one.   All historical share and per share amounts have been adjusted to reflect the reverse stock split.

i

PART I

In this Annual Report, the terms “we”, “us”, “our”, “Company” and “CryoPort” refer to CryoPort, Inc., and our wholly owned subsidiary, CryoPort Systems, Inc.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement.  The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

In addition, we own or have rights to the registered trademark CryoPort® (both alone and with a design logo) and CryoPort Express® (both alone and with a design logo).  All other Company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item 1.    BUSINESS

Overview

We are a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature, of high value, temperature sensitive materials.  We have developed cost effective reusable cryogenic transport containers (referred to as "shippers") capable of transporting biological, environmental and other temperature sensitive materials at temperatures below 0° Celsius.  These dry vapor shippers and shipping system are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times with dry ice.

Our value proposition comes from both providing safe transportation with an environmentally friendly, long lasting shipper, and through our value added services that offer a simple hassle-free solution for our customers.  These value-added services include an internet-based web portal that enables the customer to initiate scheduling, shipping and tracking of the progress and status of a shipment, and provides in-transit temperature and custody transfer monitoring services of the shipper.  The CryoPort service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to our customers at their pickup and delivery locations.

Our principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and our CryoPort Express® Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials.  A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius.  The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates.  A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side, as is often the case when in the custody of a shipping company.  Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well.  Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures.

During our early years, our limited revenue was derived from the sale of our reusable product line.  Our current business plan focuses on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.

We recently entered into our first strategic relationship with a global courier on January 13, 2010 when we signed an agreement with Federal Express Corporation (“FedEx”) pursuant to which we will lease to FedEx such number of our cryogenic shippers that FedEx shall, from time to time, order for its customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote, market and sell transportation of our shippers and our related value-added goods and services, such as our data logger, web portal and planned CryoPort Express® Smart Pak System.

We are a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to CryoPort, Inc. and acquired all of the issued and outstanding shares of common stock of CryoPort Systems, Inc., a California corporation, in exchange for 2,410,811 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). CryoPort Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains the operating company under CryoPort, Inc.  Our principal executive offices are located at 20382 Barents Sea Circle, Lake Forest, California 92630. The telephone number of our principal executive offices is (949) 470-2300, and our main corporate website is www.cryoport.com. The information on, or that can be accessed through, our website is not part of this Annual Report.

Our Products and Pipeline

Our product offering and service offering consists of our CryoPort Express® Shippers, reusable dry vapor shippers, the web portal allowing ease of entry and our Smart Pak data logger, a temperature monitoring system (which, together with our CryoPort Express® Shippers, comprise our new business model referred to as the CryoPort Express® System) and a containment bag which is used in connection with the shipment of infectious or dangerous goods using the CryoPort Express® Shipper.

 The CryoPort Express® Shippers

            Our CryoPort Express® Shippers are cryogenic dry vapor shippers capable of maintaining cryogenic temperatures of minus 150° Celsius or below for a period of 10 or more days.  A dry cryogenic shipper is a device that uses liquid nitrogen contained inside a vacuum insulated bottle which serves as a refrigerant to provide storage temperatures below minus 150° Celsius.  Our CryoPort Express® shipper is designed to ensure that there is no pressure build up as the liquid nitrogen evaporates or spillage of liquid nitrogen.  We have developed a proprietary foam retention system to ensure that liquid nitrogen stays inside the vacuum container, which allows the shipper to be designated as a dry shipper meeting International Air Transport Association (“IATA”) requirements.  Biological or pharmaceutical specimens are stored in a specimen chamber, referred to as a “well”, inside the container and refrigeration is provided by cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system.  Specimens that may be transported using our cryogenic shipper include live cell pharmaceutical products such as cancer vaccines, diagnostic materials, semen and embryos, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures (e.g., temperatures below minus 150° Celsius).

The technology underlying the CryoPort Express® Shipper was developed by modifying and advancing technology from our first generation of reusable cryogenic dry shippers.  While our CryoPort Express® Shippers share many of the characteristics and basic design details of our earlier shippers, we are manufacturing our CryoPort Express® Shippers from alternative, lower cost and lower weight materials, which will reduce overall operating costs.  We maintain ongoing development efforts related to our shippers which are principally focused on material properties, particularly those properties related to the low temperature requirement, the vacuum retention characteristics, such as the permeability of the materials, and lower cost and lower weight materials in an effort to meet the market needs for achieving a lower cost frozen and cryogenic shipping solution.  Other advances additional to the development work on the cryogenic container include both an improved liquid nitrogen retention system and a secondary protective, spill proof packaging system.  This secondary system, outer packaging has a low cost that lends itself to disposability, and it is made of recyclable materials.  Further, it adds an additional liquid nitrogen retention capability to further assure compliance with IATA and ICAO regulations that prohibit egress of liquid nitrogen from the shipping package.  IACO stands for the International Civil Aviation Organization, which is a United Nations organization that develops regulations for the safe transport of dangerous goods by air.

Our CryoPort Express® Shippers are lightweight, low-cost, re-usable dry vapor liquid nitrogen storage containers that we believe combine the best features of packaging, cryogenics and high vacuum technology.  A CryoPort Express® Shipper is composed of an aluminum metallic dewar flask, with a well for holding the biological material in the inner chamber.  The dewar flask, or “thermos bottle,” is an example of a practical device in which the conduction, convection and radiation of heat are reduced as much as possible.  The inner chamber of the shipper is surrounded by a high surface, low-density open cell plastic foam material which retains the liquid nitrogen in-situ by absorption, adsorption and surface tension.  Absorption is defined as the taking up of matter in bulk by other matter, as in the dissolving of a gas by a liquid, whereas adsorption is the surface retention of solid, liquid or gas molecules, atoms or ions by a solid or liquid.  This material absorbs liquid nitrogen several times faster than currently used materials, while providing the shipper with a hold time and capacity to transport biological materials safely and conveniently.  The annular space between the inner and outer dewar chambers is evacuated to a very high vacuum (10-6 Torr).  The specimen-holding chamber has a primary cap to enclose the specimens, and a removable and replaceable secondary cap to further enclose the specimen-holding container and to contain the liquid nitrogen.  The entire dewar vessel is then wrapped in a plurality of insulating and cushioning materials and placed in a disposable outer packaging made of recyclable material.

            We believe the CryoPort solution is the best and most cost effective solution available in the market that satisfies customer needs and regulatory requirements relating to the shipment of temperature-critical, frozen and refrigerated transport of biological materials, such as the pharmaceutical clinical trials, gene biotechnology, infectious materials handling, and animal and human reproduction markets.  Due to our proprietary technology and innovative design, our shippers are less prone to losing functional hold time when not kept in an upright position than the competing products because such proprietary technology and innovative design prevent the spilling or leakage of the liquid nitrogen when the container is tipped or on its side which would adversely affect the functional hold time of the container.

            An important feature of the CryoPort Express® Shippers is their compliance with the stringent packaging requirements of IATA Packing Instructions 602 and 650, respectively.  These instructions include the internal pressure (hydraulic) and drop performance requirements.

 The CryoPort Express® System

The CryoPort Express® System is comprised of the CryoPort Express® Shipper, the CryoPort Express® Smart Pak data logger, CryoPort Express® Portal, which programmatically manages order entry and all aspects of shipping operations, and CryoPort Express® Analytics, which monitors shipment performance metrics and evaluates temperature-monitoring data collected by the data logger during shipment.  The CryoPort Express® System is focused on improving the reliability of frozen shipping while reducing the customers’ overall operating costs.  This is accomplished by providing a complete end-to-end solution for the transport and monitoring of frozen or cryogenically preserved biological or pharmaceutical materials shipped though overnight shipping companies.

 CryoPort Express® Portal

The CryoPort Express® Portal is used by CryoPort, our customers and our business partners to automate the entry of orders, prepare customs documentation and to facilitate status and location monitoring of shipped orders while in transit.  As an example, the CryoPort Express® Portal is fully integrated with IT systems at FedEx and runs in a browser requiring no software installation.  It is used by CryoPort to manage shipping operations and to reduce administrative costs typically provisioned through manual labor relating to order-entry, order processing, preparation of shipping documents and back-office accounting. It is also used to support the high level of customer service expected by the industry. Certain features of the CryoPort Express® Portal reduce operating costs and facilitate the scaling of CryoPort’s business, but more importantly they offer significant value to the customer in terms of cost avoidance and risk mitigation.  Examples these features include automation of order entry, development of Key Performance Indicators (“KPI”) to support our efforts for continuous process improvements in our business, and programmatic exception monitoring to detect and sometimes anticipate delays in the shipping process, often before the customer or the shipping company becomes aware of it.  In the future we will add rate and mode optimization and in-transit monitoring of temperature, location and state of health (discussed below), via wireless communications.

The CryoPort Express® Portal also serves as the communications nerve center for the management, collection and analysis of Smart Pak data harvested from Smart Pak data loggers in the field. Data is converted into pre-designed reports containing valuable and often actionable information that becomes the quality control standard or “pedigree” of the shipment.  This high value information can be utilized by CryoPort to provide consultative services to the customer relating to cryogenics.

 The CryoPort Express® Smart Pak

Temperature monitoring is a high value feature from our customers' perspective as it is an effective and reliable method to determine that the shipment materials were not damaged or degraded during shipment due to temperature fluctuations.  Phase II of our Smart Pak System which is a self-contained automated data logger capable of recording the internal and external temperatures of samples shipped in our CryoPort Express® Shipper was launched in fiscal year 2010.

Phase III of our Smart Pak System is anticipated to launch in fiscal year 2011, and consists of adding a smart chip to each shipper with wireless connectivity to enable our customers to monitor a shipper’s location, specimen temperature and overall state of health via our web portal.  A key feature of the Phase III product is automatic downloading of data which requires no customer intervention.

 CryoPort Express® Analytics

Our continued development of the CryoPort Express® Portal is a strategic element of our business strategy and the CryoPort Express® Portal system has been designed to support planned future features with this thought in mind.  Analytics is a term used by IT professionals to refer to performance benchmarks or Key Performance Indicators (KPI’s) that management utilizes to measure performance against desired standards. Examples include time-based metrics for order processing time and on-time deliveries by our shipping partners, as well as profiling shipping lanes to determine average transit times and predicting an exception if a shipment is taking longer than it should based on historical metrics.  The analytical results will be utilized by CryoPort to render consultative customer services.

 Biological Material Holders

            We have also developed a patented containment bag which is used in connection with the shipment of infectious or dangerous goods using the CryoPort Express® Shipper.  Up to five vials, watertight primary receptacles, are placed onto aluminum holders and up to fifteen holders (75 vials) are placed into an absorbent pouch which is designed to absorb the entire contents of all the vials in the event of leakage.  This pouch containing up to 75 vials is then placed in a watertight secondary packaging Tyvek bag capable of withstanding cryogenic temperatures, and then sealed.   This bag is then placed into the well of the cryogenic shipper.

Other Product Candidates and Development Activities

We are continuing our research and development efforts which are expected to lead to the introduction of additional dry vapor shippers, including larger and smaller size units constructed of lower cost materials and utilizing high volume manufacturing methods.  We are also exploring the use of alternative phase change materials in place of liquid nitrogen in order to seek entry into the ambient temperature and chilled (2° to 8° Celsius) shipping markets.

Government Regulation

The shipping of diagnostic specimens, infectious substances and dangerous goods, whether via air or ground, falls under the jurisdiction of many states, federal and international agencies. The quality of the containers, packaging materials and insulation that protect a specimen determine whether or not it will arrive in a usable condition. Many of the regulations for transporting dangerous goods in the United States are determined by international rules formulated under the auspices of the United Nations. For example, the ICAO is the United Nations organization that develops regulations (Technical Instructions) for the safe transport of dangerous goods by air. If shipment is by air, compliance with the rules established by IATA is required. IATA is a trade association made up of airlines and air cargo couriers that publishes annual editions of the IATA Dangerous Goods Regulations. These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices. Additionally, the CDC has regulations (published in the Code of Federal Regulations) for interstate shipping of specimens, and OSHA also addresses the safe handling of Class 6.2 Substances. Our CryoPort Express® Shipper meets Packing Instructions 602 and 650 and is certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the CryoPort Smart Pak data logger will likely be subject to regulation by FAA, FCC, FDA, IATA and possibly other agencies which may be difficult to determine on a global basis.

We are also subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Manufacturing and Raw Materials

Manufacturing.  The component parts for our products are primarily manufactured at third party manufacturing facilities. We also have a warehouse at our corporate offices in Lake Forest, California, where we are capable of manufacturing certain parts and fully assemble our products. Most of the components that we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, we have identified alternate qualified suppliers which we believe could replace existing suppliers. Should this occur, we believe that with our current level of dewars and production rate we have enough to cover a four to six week gap in maximum disruption of production.

Primary manufacturers used by us include Spaulding Composites Company, Peterson Spinning and Stamping, Lydall Industrial Thermal Solutions, and Ludwig, Inc. There are no specific agreements with any manufacturer nor are there any long term commitments to any manufacturer. We believe that most of the manufactures currently used by us could be replaced within a short period of time as none have a proprietary component or a substantial capital investment specific to our products.

Our production and manufacturing process incorporates innovative technologies developed for aerospace and other industries which are cost effective, easier to use and more functional than the traditional dry ice devices and other methods currently used for the shipment of temperature-sensitive materials. Our manufacturing process uses non-hazardous cleaning solutions which are provided and disposed of by a supplier approved by the Environmental Protection Agency (the “EPA”). EPA compliance costs for us are therefore negligible.

Raw Materials.  Various common raw materials are used in the manufacture of our products and in the development of our technologies.  These raw materials are generally available from several alternate distributors and manufactures.  We have not experienced any significant difficulty in obtaining these raw materials and we do not consider raw material availability to be a significant factor in our business.

Patents and Proprietary Rights

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of its technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We currently own four registered United States trademarks and three issued United States patents primarily covering various aspects of our products. In addition, we have filed a patent application for various aspects of our shipper and web-portal, which includes, in part, various aspects of our business model referred to as the CryoPort Express® System, and we intend to file additional patent applications to strengthen our intellectual property rights. The technology covered by the above indicated issued patents relates to matters specific to the use of liquid nitrogen dewars in connection with the shipment of biological materials. The concepts include those of disposability, package configuration details, liquid nitrogen retention systems, systems related to thermal performance, systems related to packaging integrity, and matters generally relevant to the containment of liquid nitrogen. Similarly, the trademarks mentioned relate to the cryogenic temperature shipping activity. Issued patents and trademarks currently owned by us include:

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Oct. 21, 2022
Patent	6,119,465	Sep. 19, 2000	Sep. 18, 2020
Patent	6,539,726	Apr. 1, 2003	Mar 31, 2023
Trademark	7,583,478,7	Oct. 9, 2002	Oct. 8, 2012
Trademark	7,586,797,8	Apr. 16, 2002	Apr. 16, 2012
Trademark	7,748,667,3	Feb. 3, 2009	Feb. 3, 2019
Trademark	7,737,451,1	Mar. 17, 2009	Mar. 17, 2019

Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to file trademark and patent applications covering any newly developed products, methods and technologies. However, there can be no guarantee that any of our pending or future filed applications will be issued as patents. There can be no guarantee that the U.S. Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of our pending applications or issued patents. Finally, there can be no guarantee that our issued patents or future issued patents, if any, will provide adequate protection from competition.

Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights involve complex legal and factual determinations and, therefore, are characterized by significant uncertainty. In addition, the laws governing patent issuance and the scope of patent coverage continue to evolve. Moreover, the patent rights we possess or are pursuing generally cover our technologies to varying degrees. As a result, we cannot ensure that patents will issue from any of our patent applications, or that any of its issued patents will offer meaningful protection. In addition, our issued patents may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights may not create an effective barrier to competition. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that any patents issued to us will provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages, or that patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely.

We may be subject to third parties filing claims that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or whether those claims will hurt our business. If we are forced to defend against such claims, regardless of their merit, we may face costly litigation and diversion of management’s attention and resources. As a result of any such disputes, we may have to develop, at a substantial cost, non-infringing technology or enter into licensing agreements. These agreements may be unavailable on terms acceptable to it, or at all, which could seriously harm our business or financial condition.

We also rely on trade secret protection of our intellectual property. We attempt to protect trade secrets by entering into confidentiality agreements with third parties, employees and consultants, although, in the past, we have not always obtained such agreements. It is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, our trade secrets could be disclosed to our competitors. Despite the measures we have taken to protect our intellectual property, parties to such agreements may breach confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competitive technologies, or reverse engineer our trade secrets or other technology. Therefore, the measures we are taking to protect our proprietary technology may not be adequate.

Customers and Distribution

As a result of growing globalization, including with respect to such areas as life science clinical trials and distribution of pharmaceutical products, the requirement for effective solutions for keeping certain clinical samples and pharmaceutical products at frozen temperatures takes on added significance due to extended shipping times, custom delays and logistics challenges. Today, such goods are traditionally shipped in Styrofoam cardboard insulated containers packed with dry ice, gel/freezer packs or a combination thereof. The current dry ice solutions have limitations that severely limit their effective and efficient use for both short and long-distances (e.g., international). Conventional dry ice shipments often require labor intensive “re-icing” operations resulting in higher labor and shipping costs.

We believe our patented cryogenic shippers make us well positioned to take advantage of the growing demand for effective and efficient international transport of temperature sensitive materials resulting from continued globalization. Of particular significance is the trend within the pharmaceutical and biotechnology industries toward globalization. We believe this presents a new and unique opportunity for pharmaceutical companies, particularly early or developmental stage companies, to conduct some of their clinical trials in foreign countries where the cost may be cheaper and/or because the foreign countries significantly larger population provides a larger pool of potential patients suffering from the indication that the drug candidate is being designed to treat. We also plan to provide domestic shipping solutions in situations and regions where there is a high priority placed on maintaining the integrity of materials shipped at cryogenic temperatures and where we can be cost effective.

To date, most of our customers have been in the pharmaceutical or medical industries. As we initially focus our efforts to increase revenues, we believe that the primary target customers for our CryoPort Express® System are concentrated in the following markets, for the following reasons:

•	Pharmaceutical clinical trials / Contract Research Organizations;
•	Gene biotechnology;
•	Transport of infectious materials and dangerous goods;
•	Pharmaceutical distribution; and
•	Fertility clinics/artificial insemination.

Pharmaceutical Clinical Trials.    Every pharmaceutical company developing a new drug must be approved by the FDA who conducts clinical trials to, among other things, test the safety and efficacy of the potential new drug. Presently, a significant amount of clinical trial activity is managed by a number of large Clinical Research Organizations (“CROs”). Due to the growing downsizing trend in the pharmaceutical industry, CROs are going to obtain an increasing share of the clinical trial market.

In connection with the clinical trials, due to globalization the companies may enroll patients from all over the world who regularly submit a blood or other specimen at the local hospital, doctor’s office or laboratory. These samples are then sent to specified testing laboratories, which may be local or in another country. The testing laboratories will typically set the requirements for the storage and shipment of blood specimens. In addition, several of the drugs used by the patients require frozen shipping to the sites of the clinical trials. While both domestic and international shipping of these specimens is accomplished using dry ice today, international shipments especially present several problems, as dry ice, under the best of circumstances, can only provide freezing for one to two days, in the absence of re-icing (which is quite costly). Because shipments of packages internationally can take longer than one to two days or be delayed due to flight cancellations, incorrect destinations, labor problems, ground logistics, customs delays and safety reasons, dry ice is not always a reliable and cost effective option. Clinical trial specimens are often irreplaceable because each one represents clinical data at a prescribed point in time, in a series of specimens on a given patient, who may be participating in a trial for years. Sample integrity during the shipping process is vital to retaining the maximum number of patients in each trial. Our shippers are ideally suited for this market, as our longer hold time ensures that specimens can be sent over long distances with minimal concern that they will arrive in a condition that will cause their exclusion from the trial. There are also many instances in domestic shipments where the CryoPort Express® Shipper will provide higher reliability and be cost effective.

Furthermore, the IATA requires that all airborne shipments of laboratory specimens be transmitted in either IATA Instruction 650 or 602 certified packaging. We have developed and obtained IATA certification of the CryoPort Express® System, which is ideally suited for this market, in particular due to the elimination of the cost to return the reusable shipper.

Gene Biotechnology.    The gene biotechnology market includes basic and applied research and development in diverse areas such as stem cells, cloning, gene therapy, DNA tumor vaccines, tissue engineering, genomics, and blood products. Company’s participating in the foregoing fields rely on the frozen transport of specimens in connection with their research and development efforts, for which our CryoPort Express® Shippers are ideally suited.

Transport of Infectious Materials and Dangerous Goods.    The transport of infectious materials must be classified as such and must maintain strict adherence to regulations that protect public safety while maintaining the viability of the material being shipped. Some blood products are considered infective and must be treated as such. Pharmaceutical companies, private research laboratories and hospitals ship tissue cultures and microbiology specimens, which are also potentially infectious materials, between a variety of entities, including private and public health reference laboratories. Almost all specimens in this infectious materials category require either a refrigerated or a frozen environment. We believe our CryoPort Express® Shipper is ideally suited to meet the shipping requirements of this market.

Partly in response to the attack on the World Trade Center and the anthrax scare, government officials and health care professionals are focusing renewed attention on the possibility of attacks involving biological and chemical weapons such as anthrax, smallpox and sarin gas. Efforts expended on research and development to counteract biowarfare agents requires the frozen transport of these agents to and from facilities conducting the research and development. Vaccine research, including methods of vaccine delivery, also requires frozen transport. We believe our CryoPort Express® Shipper is ideally suited to this type of research and development.

Pharmaceutical Distribution.    The current focus for the CryoPort Express® System also includes the area of pharmaceutical distribution. There are a significant number of therapeutic drugs and vaccines currently or soon to be, undergoing clinical trials. After the FDA approves them for commercial marketing, it will be necessary for the manufacturers to have a reliable and economical method of distribution to the physician who will administer the product to the patient. Although there are not now a large number of drugs requiring cryogenic transport, there are a number in the development pipeline. It is likely that the most efficient and reliable method of distribution will be to ship a single dosage to the administering physician. These drugs are typically identified to individual patients and therefore will require a complete tracking history from the manufacturer to the patient. The most reliable method of doing this is to ship a unit dosage specifically for each patient. Because the drugs require maintenance at frozen or cryogenic temperatures, each such shipment will require a frozen or cryogenic shipping package. CryoPort anticipates being in a position to service that need.

Fertility Clinics.    We estimate that artificial insemination procedures in the United States account for at least 50,000 doses of semen annually. Since relatively few sperm banks provide donor semen, frozen shipping is almost always involved. As with animal semen, human semen must be stored and shipped at cryogenic temperatures to retain viability, stabilize the cells, and ensure reproducible results. This can only be accomplished with the use of liquid nitrogen or LN2 dry vapor shippers. CryoPort anticipates that this market will continue to increase as this practice gains acceptance in new areas of the world.

In addition to the above markets, our longer-term plans include expanding into new markets including, the diagnostics, food, environmental, semiconductor and petroleum industries.

Sales and Marketing

  We currently have one internal sales person who manages our direct sales.  Our current distribution channels cover the Americas, Europe and Asia. During the fiscal year ended March 31, 2010, annual net revenues from BD Biosciences and CDx Holdings, Inc. accounted for 32.1% and 18.7%, respectively, of our net revenues.

Our geographical sales for the year ended March 31, 2010 were as follows:

USA	43.6%
Europe	52.3%
Canada	4.1%

We recently entered into an agreement with FedEx and we plan to further expand our sales and marketing efforts through the establishment of additional strategic relationships with global couriers and, subject to available financial resources, the hiring of additional sales and marketing personnel.

Industry and Competition

Our products and services are sold into a rapidly growing niche of the packaging industry focused on the temperature sensitive packaging and shipping of biological materials. Expenditures for “value added” packaging for frozen transport have been increasing for the past several years and, due in part to continued globalization, are expected to continue to increase even more in the future as more domestic and international biotechnology firms introduce pharmaceutical products that require continuous refrigeration at cryogenic temperatures. We believe this will require a greater dependence on passively controlled temperature transport systems (i.e., systems having no external power source).

We believe that growth in the following markets has resulted in the need for increased efficiencies and greater flexibility in the temperature sensitive packaging market:

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

Many of the biological products in these above markets require transport in a frozen state as well as the need for shipping containers which have the ability to maintain a frozen, cryogenic environment (e.g., minus 150° Celsius) for a period ranging from two to ten days (depending on the distance and mode of shipment). These products include semen, embryo, tissue, tissue cultures, cultures of viruses and bacteria, enzymes, DNA materials, vaccines and certain pharmaceutical products. In some instances, transport of these products requires temperatures at, or approaching, minus 196° Celsius.

One problem faced by many companies operating in these specialized markets is the limited number of cryogenic shipping systems serving their needs, particularly in the areas of pharmaceutical companies conducting clinical trials. The currently adopted protocol and the most common method for packaging frozen transport in these industries is the use of solid state carbon dioxide (dry ice). Dry ice is used extensively in shipping to maintain a frozen state for a period of one to four days. Dry ice is used in the transport of many biological products, such as pharmaceuticals, laboratory specimens and certain infectious materials that do not require true cryogenic temperatures. The common approach to shipping these items via ground freight is to pack the product in a container, such as an expanded polystyrene (Styrofoam) box or a molded polyurethane box, with a variable quantity of dry ice. The box is taped or strapped shut and shipped to its destination with freight charges based on its initial shipping weight.

With respect to shipments via specialized courier services, there is no standardized method or device currently in use for the purpose of transporting temperature-sensitive frozen biological specimens. One common method for courier transport of biological materials is to place frozen specimens, refrigerated specimens, and ambient specimens into a compartmentalized container, similar in size to a 55 quart Coleman or Igloo cooler. The freezer compartment in the container is loaded with a quantity of dry ice at minus 78° Celsius, while the refrigerated compartment at 8° Celsius utilizes ice substitutes.

Two manufacturers of the polystyrene and polyurethane containers frequently used in the shipping and courier transport of dry ice frozen specimens are Insulated Shipping Containers, Inc. and Tegrant (formerly SCA Thermosafe). When these containers are used with dry ice, the average sublimation rate (e.g., the rate at which dry ice turns from a solid to a gaseous state) in a container with a 1 1/2 inch wall thickness is slightly less than three pounds per 24 hours. Other existing refrigerant systems employ the use of gel packs and ice substitutes for temperature maintenance. Gels and eutectic solutions (phase changing materials) with a wide range of phasing temperatures have been developed in recent years to meet the needs of products with varying specific temperature control requirements.

The use of dry ice and ice substitutes, however, regardless of external packaging used, are frequently inadequate because they do not provide low enough storage temperatures and, in the case of dry ice, last for only a few days without re-icing. As a result, companies run the risk of increased costs due to lost specimens and additional shipping charges due to the need to re-ice.

Some of the other disadvantages to using dry ice for shipping or transporting temperature sensitive products are as follows:

•	Availability of a dry ice source;
•	Handling and storage of the dry ice;
•	Cost of the dry ice;
•	Compliance with local, state and federal regulations relating to the storage and use of dry ice;
•	Weight of containers when packed with dry ice;
•	Securing a shipping container with a high enough R-value (which is a measure of thermal resistance) to hold the dry ice and product for the required time period;
•	Securing a shipping container that meets the requirements of IATA, the DOT, the CDC, and other regulatory agencies; and
•	The emission of green house gases into the environment.

Due to the limitations of dry ice, shipment of specimens at true cryogenic temperatures can only be accomplished using liquid nitrogen dry vapor shippers, or by shipping over actual liquid nitrogen. While such shippers provide solutions to the issues encountered when shipping with dry ice, they too are experiencing some criticisms by users or potential users. For example, the cost for these products typically can range from $650 to $3,000 per unit, which can substantially limit their use for the transport of many common biologics, particularly with respect to small quantities such as is the case with direct to the physician drug delivery. Because of the initial cost and limited production of these containers, they are designed to be reusable. However, the cost of returning these heavy containers can be significant, particularly in international markets, because most applications require only one-way shipping. We expect to provide a cost effective solution compared to dry ice. We believe we will provide an overall cost savings of 10% to 20% for international and specialty shipments compared to dry ice, while at the same time providing a higher level of support and related services.

Another problem with these existing systems relates to the hold time of the unit in a normal, upright position versus the hold time when the unit is placed on its side or inverted. If a container is laying on its side or is inverted the liquid nitrogen is prone to leaking out of the container due to a combination of factors, including a shift in the equilibrium height of the liquid nitrogen in the absorbent material and the relocation of the point of gravity, which affects the hold time and compromises the dependability of the dry shipper, particularly when used in circumstances requiring lengthy shipping times. Due to the use of our proprietary technology, our CryoPort Express® Shippers are not prone to leakage when on their side or inverted, thereby protecting the integrity of our shipper’s hold time.

Within our intended markets for our CryoPort Express® Shippers, there is limited known competition.  We intend to become competitive by reason of our improved technology in our products and through the use of our service enabled business model.  The CryoPort Express® System provides a simple and cost effective solution for the frozen or cryogenic transport of biological or pharmaceutical materials.  This solution if comprised of our innovative dewar and is supported by the CryoPort Express® Portal, our web-based order-entry system, which manages the scheduling and shipping of the CryoPort Express® Shippers.  In addition to the traditional dry ice shipping, suppliers, such as MVE/Chart Industries, Taylor Wharton and Air Liquide, offer various models of dry vapor liquid nitrogen shippers that are not cost efficient for multi-use and multi-shipment purposes due to their significantly greater unit costs and unit weight (which may substantially increase the shipping cost).  On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources and experience in research and development than we do.  Factors that we believe give us a competitive advantage are attributable to our shipping container which allows our shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak-proofness” of the our package which determines compliance with shipping regulations and the overall weight and volume of the package which determines shipping costs, and our business model represented by the merged integration of our shipper with CryoPort Express Portal and Smart Pak datalogger into a seamless shipping, tracking and monitoring solution.  Other companies that offer potentially competitive products include Industrial Insulation Systems, which offers cryogenic transport units and has partnered with Marathon Products Inc., a manufacturer and global supplier of wireless temperature data collecting devices used for documenting environmentally sensitive products through the cold chain and Kodiak Thermal Technologies, Inc. which offers, among other containers, a repeat use active-cool container that uses free piston stirling cycle technology.  While not having their own shipping devices, BioStorage Technologies is potentially a competitive company through their management services offered for cold-chain logistics and long term biomaterial storage.  Cryogena offers a single use disposable LN2 shipper with better performance than dry-ice, but it does not perform as well and is not as cost-effective as the CryoPort solution when all costs are considered. In addition, BioMatrica, Inc. is developing and offering technology that stabilizes biological samples and research materials at room temperature.  They presently offer these technologies primarily to research and academic institutions, however, their technology may eventually enter the broader cold-chain market.

Research and Development

Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers. Further these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express® System. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2-8°C markets. Our research and development expenditures during for the fiscal years ended March 31, 2010 and 2009 were $284,847 and $297,378, respectively.

Corporate Governance

Our Board is committed to legal and ethical conduct in fulfilling its responsibilities.  The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising the Company's Code of Business Conduct and Ethics.  The Board of Directors (the "Board") of the Company adopted the corporate governance policies and charters.  Copies of the following corporate governance documents are posted on our website, and are available free of charge, at www.cryoport.com: (1) Code of Business Conduct and Ethics (2) Charter of the Nominating and Governance Committee of the Board of Directors, (3) Charter of the Audit Committee of the Board of Directors, and (4)  Charter of the Compensation Committee of the Board of Directors.  If you would like a printed copy of any of these corporate governance documents, please send your request to CryoPort, Inc., Attention: Corporate Secretary, 20382 Barents Sea Circle, Lake Forest CA  92630.

Human Resources

As of March 31, 2010, we had seven full-time employees and six consultants. Three of the consultants work for us on a full-time basis.  Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement.  We have never experienced employment-related work stoppages and consider our employee relations to be good.

ITEM 1A.   RISK FACTORS

This Annual Report on Form 10-K contains forward-looking information based on our current expectations.  Because our actual results may differ materially from any forward-looking statements made by or on behalf of CryoPort, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our potential product and service revenues, acceptance of our products and services, expenses, net income(loss) and earnings(loss) per common share.

Risks Related to Our Business

We have incurred significant losses to date and may continue to incur losses.

We have incurred net losses in each fiscal year since we commenced operations.  The following table represents net losses incurred in each of our last two fiscal years:

Net Loss
Fiscal Year Ended March 31, 2010	$5,651,561
Fiscal Year Ended March 31, 2009	$16,705,151

As of March 31, 2010, we had an accumulated deficit of $45,943,809.  While we expect to continue to derive revenues from our current products and services, in order to achieve and sustain profitable operations, we must successfully commercialize and launch our CryoPort Express® System, significantly expand our market presence and increase revenues.  We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability.  Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm to our March 31, 2010 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our limited working capital and cash and cash equivalent balance at March 31, 2010 raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of June 15, 2010, we had cash and cash equivalents of $2,197,878. We have expended substantial funds on the research and development of our products and IT systems.  As a result, we have historically experienced negative cash flows from operations and we expect to continue to experience negative cash flows from operations in the future.  Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund our future operations.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products (but not including any additional strategic relationships with global couriers), that our cash on hand, together with projected cash flows, will satisfy our operational and capital requirements through September 2010.  There are a number of uncertainties associated with our financial projections that could reduce or delay our future projected revenues and cash-inflows, including, but not limited to, our ability to complete the commercialization and launch of our CryoPort Express® System, launch our relationship with FedEx, increase our customer base and revenues and enter into strategic relationships with additional global couriers.  If our projected revenues and cash-inflows are reduced or delayed, we may not have sufficient capital to operate through September 2010 unless we raise more capital.  Additionally, if we are unable to realize satisfactory revenue in the near future, we will be required to seek additional financing to continue our operations beyond that period.  We will also require additional financing to expand into other markets and further develop and market our products.  We have no current arrangements with respect to any additional financing.  Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations.  Any additional equity financing may involve substantial dilution to our then existing stockholders.  In addition, raising additional funding may be complicated by certain provisions in the securities purchase agreements and related transaction documents, as amended, entered into in connection with our prior convertible debenture financings.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

If we are not successful in establishing strategic relationships with global couriers, we may not be able to successfully increase revenues and cashflow which could adversely affect our operations.

We believe that our near term success is best achieved by establishing strategic relationships with global couriers, such as our recent agreement with FedEx.  Such relationships will enable us to provide a seamless, end-to-end shipping solution to customers and allow us to leverage the couriers’ established express, ground and freight infrastructures and penetrate new markets with minimal investment.  Further, we expect that the global couriers will utilize their sales forces to promote and sell our frozen shipping services.  If we are not successful in launching our relationship with FedEx or establishing additional relationships with global couriers, our sales and marketing efforts will be significantly impacted and anticipated revenue growth will be substantially delayed which could have an adverse affect on our operations.

Our agreement with FedEx may not result in a significant increase in our revenues or cashflow.

On January 13, 2010, we entered into an agreement with FedEx pursuant to which we will lease to FedEx such number of our cryogenic shippers that FedEx shall, from time to time, order for its customers.  FedEx has the right to and shall, on a non-exclusive basis, promote, market and sell transportation of our shippers and our related value-added goods and services, such as our data logger, web portal and planned CryoPort Express Smart Pak System.  Because our agreement with FedEx does not contain any requirement that FedEx lease a minimum number of shippers from us during the term of the agreement, we may not experience a significant increase in our revenues or cashflows as a result of this agreement.  Further, while we are working with FedEx to implement and launch our relationship, we may experience delays in such implementation which could adversely affect our revenues.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity.  The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide recession.  We may face significant challenges if conditions in the capital markets do not improve.  Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans, including the commercialization and launch of our CryoPort Express® System and other research and development activities.  Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us.  We cannot predict the occurrence of future financial disruptions or how long the current market conditions may continue.

The sale of substantial shares of our common stock may depress our stock price.

As of March 31, 2010, there were 8,136,619 shares of our common stock outstanding.  Substantially all of these shares of common stock are eligible for trading in the public market.  The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 8,276,519 additional shares of our common stock including shares to be issued upon conversion of the outstanding balance of our convertible debentures and upon the exercise of outstanding warrants and options or reserved for future issuance under our stock incentive plans, as further described in the following table:

Number of Shares of Common Stock Issuable or Reserved For Issuance
Common stock issuable upon conversion of the outstanding balance of our convertible debentures	1,076,856
Common stock issuable upon exercise of outstanding warrants	5,540,532
Common stock issuable upon exercise of outstanding options or reserved for future incentive awards under our stock incentive plans	1,659,131

Total	8,276,519

Of the total options and warrants outstanding as of March 31, 2010, options and warrants exercisable for an aggregate of 38,782 shares of common stock would be considered dilutive to the value of our stockholders’ interest in CryoPort because we would receive upon exercise of such options and warrants an amount per share that is less than the market price of our common stock on March 31, 2010.

We will have difficulty increasing our revenues if we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products.

We are continuing to develop sales, distribution and marketing capabilities in the Americas, Europe and Asia.  It will be expensive and time-consuming for us to develop a global marketing and sales network.  Moreover, we may choose, or find it necessary, to enter into additional strategic collaborations to sell, market and distribute our products.  We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products.  In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in exiting such distribution agreements.  We, and any of our third party collaborators, must also market our products in compliance with federal, state, local and international laws relating to the provision of incentives and inducements.  Violation of these laws can result in substantial penalties.  Therefore, if we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty increasing our sales.

Our ability to grow and compete in our industry will be hampered if we are unable to retain the continued service of our key professionals or to identify, hire and retain additional qualified professionals.

A critical factor to our business is our ability to attract and retain qualified professionals including key employees and consultants.  We are continually at risk of losing current professionals or being unable to hire additional professionals as needed.  If we are unable to attract new qualified employees, our ability to grow will be adversely affected.  If we are unable to retain current employees or strategic consultants, our financial condition and ability to maintain operations may be adversely affected.

We are dependent on new products and services, the lack of which would harm our competitive position.

Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis.  We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and services, and achieve market acceptance of such products and services.  We may incur problems in the future in innovating and introducing new products and services.  Our development stage products and services may not be successfully completed or, if developed, may not achieve significant customer acceptance.  If we are unable to successfully define, develop and introduce new, competitive products and services and enhance existing products and services, our future results of operations would be adversely affected.  Development and manufacturing schedules for technology products and services are difficult to predict, and we might not achieve timely initial customer shipments of new products or launch of services.   The timely availability of these products and services and their acceptance by customers are important to our future success.  A delay in new or enhanced product or service introductions could have a significant impact on our results of operations.

Because of these risks, our research and development efforts may not result in any commercially viable products or services.  If significant portions of these development efforts are not successfully completed, or any new or enhanced products or services are not commercially successful, our business, financial condition and results of operations may be materially harmed.

If we successfully develop products and/or services, but those products and/or services do not achieve and maintain market acceptance, our business will not be profitable.

The degree of acceptance of our CryoPort Express® Shipper and/or CryoPort Express® System, or any future product or services, by our current target markets, and any other markets to which we attempt to sell our products and services, and our profitability and growth will depend on a number of factors including, among others:

•	our shipper’s ability to perform and preserve the integrity of the materials shipped;
•	relative convenience and ease of use of our shipper and/or web portal;
•	availability of alternative products;
•	pricing and cost effectiveness; and
•	effectiveness of our or our collaborators’ sales and marketing strategy.

If any products or services we may develop do not achieve market acceptance, then we may not generate sufficient revenue to achieve or maintain profitability.

In addition, even if our products and services achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or services are introduced that are more favorably received than our products and services, are more cost effective, or render our products obsolete.

Our success depends, in part, on our ability to obtain patent protection for our products and business model, preserve our trade secrets, and operate without infringing the proprietary rights of others.

Our policy is to seek to protect our proprietary position by, among other methods, filing United States patent applications related to our technology, inventions and improvements that are important to the development of our business.  We have three issued U.S. patents and one recently filed provisional patent application, all relating to various aspects of our products and services.  Our patents or provisional patent application may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage.  We intend to vigorously protect and defend our intellectual property.  Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position.  In the past our employees, consultants, advisors and suppliers have not always executed confidentiality agreements and invention assignment and work for hire agreements in connection with their employment, consulting, or advisory relationships.  Consequently, we may not have adequate remedies available to us to protect our intellectual property should one of these parties attempt to use our trade secrets or refuse to assign any rights he or she may have in any intellectual property he or she developed for us.  Additionally, our competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology, or we may not be able to meaningfully protect our rights in unpatented proprietary technology.

We cannot assure you that our current and potential competitors and other third parties have not filed (or in the future will not file) patent applications for (or have not received or in the future will not receive) patents or obtain additional proprietary rights that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or internationally.  In the event we are required to license patents issued to third parties, such licenses may not be available or, if available, may not be available on terms acceptable to us.  In addition, we cannot assure you that we would be successful in any attempt to redesign our products or processes to avoid infringement or that any such redesign could be accomplished in a cost-effective manner.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products or offering our services, which would harm our business.

We are not aware of any third party that is infringing any of our patents or trademarks nor do we believe that we are infringing on the patents or trademarks of any other person or organization.

Our products may contain errors or defects, which could result in damage to our reputation, lost revenues, diverted development resources and increased service costs and litigation.

Our products must meet stringent requirements and we must develop our products quickly to keep pace with the rapidly changing market.  Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released.  In general, our products may not be free from errors or defects after commercial shipments have begun, which could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, and litigation.  The costs incurred in correcting any product errors or defects may be substantial and could adversely affect our business, results of operations and financial condition.

If we experience manufacturing delays or interruptions in production, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce enough shippers at our own manufacturing facility or at a third party manufacturing facility, or if we fail to complete our shipper recycling processes as planned, we may be unable to deliver shippers to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete.  We currently acquire various component parts for our shippers from various independent manufacturers in the United States.  We would likely experience significant delays or cessation in producing our shippers if a labor strike, natural disaster or other supply disruption were to occur at any of our main suppliers.  If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies which may cause delays in producing our shippers.  In addition, because we depend on third party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.  To date, we have not experienced any material delay that has adversely impacted our operations.  As our business develops and the quantity of production increases, it becomes more likely that such problems could arise.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase key components of our products from a variety of outside sources.  Some of these components may only be available to us through a few sources, however, management has identified alternative materials and suppliers should the need arise.  We generally do not have long-term agreements with any of our suppliers.

Consequently, in the event that our suppliers delay or interrupt the supply of components for any reason, we could potentially experience higher product costs and longer lead times in order fulfillment.  Suppliers that we materially rely upon include Spaulding Composites Company and Lydall Thermal Acoustical Sales.

Our CryoPort Express® Portal may be subject to intentional disruption that could adversely impact our reputation and future sales.

We have implemented our CryoPort Express® Portal which is used by our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit.  Although we believe we have sufficient controls in place to prevent intentional disruptions, we could be a target of attacks specifically designed to impede the performance of the CryoPort Express® Portal.  Similarly, experienced computer programmers may attempt to penetrate our CryoPort Express® Portal in an effort to search for and misappropriate proprietary or confidential information or cause interruptions of our services.  Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.  Our activities could be adversely affected and our reputation, brand and future sales harmed if these intentionally disruptive efforts are successful.

Our products and services may expose us to liability in excess of our current insurance coverage.

Our products and services involve significant risks of liability, which may substantially exceed the revenues we derive from them.  We cannot predict the magnitude of these potential liabilities.

We currently maintain general liability insurance, with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation, and product liability insurance with a $1 million annual coverage limitation.  Claims may be made against us that exceed these limits.

Our liability policy is an “occurrence” based policy.  Thus, our policy is complete when we purchased it and following cancellation of the policy it continues to provide coverage for future claims based on conduct that took place during the policy term.  However, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered.  In addition, if we expand into new markets, we may not be aware of the need for, or be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage.  A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

Complying with certain regulations that apply to shipments using our products can limit our activities and increase our cost of operations.

Shipments using our products and services are subject to various regulations in the countries in which we operate.  For example, shipments using our products may be required to comply with the shipping requirements promulgated by the Centers for Disease Control (“CDC”), the Occupational Safety and Health Organization (“OSHA”), the Department of Transportation (“DOT”) as well as rules established by the International Air Transportation Association (“IATA”) and the International Civil Aviation Organization (“ICAO”).  Additionally, our data logger may be subject to regulation and certification by the Food and Drug Administration (“FDA”), Federal Communications Commission (“FCC”), and Federal Aviation Administration (“FAA”).  We will need to ensure that our products and services comply with relevant rules and regulations to make our products and services marketable, and in some cases compliance is difficult to determine.  Significant changes in such regulations could require costly changes to our products and services or prevent use of our shippers for an extended period of time while we seek to comply with changed regulations.  If we are unable to comply with any of these rule or regulations or fail to obtain any required approvals, our ability to market our products and services may be adversely affected.  In addition, even if we are able to comply with these rules and regulations, compliance can result in increased costs.  In either event, our financial results and condition may be adversely affected.  We depend on our business partners and unrelated and frequently unknown third party agents in foreign countries to act on our behalf to complete the importation process and to make delivery of our shippers to the final user.  The failure of these third parties to perform their duties could result in damage to the contents of the shipper resulting in customer dissatisfaction or liability to us, even if we are not at fault.

If we cannot compete effectively, we will lose business.

Our products, services and solutions are positioned to be competitive in the cold-chain shipping market.  While there are technological and marketing barriers to entry, we cannot guarantee that the barriers we are capable of producing will be sufficient to defend the market share we wish to gain against current and future competitors.  The principal competitive factors in this market include:

•	acceptance of our business model and a per use consolidated fee structure;
•	ongoing development of enhanced technical features and benefits;
•	reductions in the manufacturing cost of competitors’ products;
•	the ability to maintain and expand distribution channels;
•	brand name;
•	the ability to deliver our products to our customers when requested;
•	the timing of introductions of new products and services; and
•	financial resources.

Current and prospective competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry.  As a result, these competitors may be able to develop and expand their networks and product offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies.  In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional products competitive to those we provide or plan to provide.

We may not be able to compete with our competitors in the industry because many of them have greater resources than we do.

We expect to continue to experience significant and increasing levels of competition in the future.  In addition, there may be other companies which are currently developing competitive products and services or which may in the future develop technologies and products that are comparable, superior or less costly than our own.  For example, some cryogenic equipment manufacturers with greater resources currently have solutions for storing and transporting cryogenic liquid and gasses and may develop storage solutions that compete with our products.  Additionally, some specialty couriers with greater resources currently provide dry ice transportation and may develop other products in the future, both of which compete with our products.  A competitor that has greater resources than us may be able to bring its product to market faster than we can and offer its product at a lower price than us to establish market share.  We may not be able to successfully compete with a competitor that has greater resources and such competition may adversely affect our business.

Risks Relating to Our Current Financing Arrangements

Our outstanding convertible debentures impose certain restrictions on how we conduct our business.  In addition, all of our assets, including our intellectual property, are pledged to secure this indebtedness.  If we fail to meet our obligations to the debenture holders, our payment obligations may be accelerated and the collateral securing the indebtedness may be sold to satisfy these obligations.

We issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”).   The Debentures were issued to four institutional investors and have an outstanding principal balance of $3,230,568 as of March 31, 2010.  In addition, in October 2007 and May 2008, we issued to these institutional investors warrants to purchase, as of March 31, 2010, an aggregate of 3,055,097 shares of our common stock (without regard to beneficial ownership limitations contained in the transaction documents and certain anti-dilution provisions).  As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

The Debentures, warrant agreements and related transactional documents (including subsequent amendments) contain various covenants that presently restrict our operating flexibility.  Pursuant to the foregoing documents, we may not, among other things:

•	Other than the reverse stock split we effected on February 5, 2010, which the holder of our Debentures consented to, effect future reverse stock splits of our outstanding common stock;
•
incur additional indebtedness, except for certain permitted indebtedness. Permitted indebtedness is defined to include lease obligations and purchase money indebtedness of up to an aggregate of $200,000 and indebtedness that is expressly subordinated to the Debentures and matures following the maturity date of the Debentures;

•
incur additional liens on any of our assets except for certain permitted liens including but not limited liens for taxes, assessments and government charges not yet due and liens incurred in connection with permitted indebtedness;

•	pay cash dividends;
•
redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with a the repurchase of stock from former directors and officers provided such repurchases do not exceed $100,000 during the term of the Debentures;

•	enter into transactions with affiliates other than on arms-length terms; and
•
make any revisions to the terms of existing contractual agreements for the Related Party Notes Payable and the Line of Credit (as each is referred to in our Form 10-Q for the period ended June 30, 2009).

These provisions could have important consequences for us, including, but not limited to, (i) making it more difficult for us to obtain additional debt financing, or obtain new debt financing on terms favorable to us, because a new lender will have to be willing to be subordinate to the debenture holders, (ii) causing us to use a portion of our available cash for debt repayment and service rather than other perceived needs, and/or (iii) impacting our ability to take advantage of significant, perceived business opportunities.  Our failure to timely repay our obligations under the Debentures, which require monthly principal payments of $200,000 commencing March 1, 2011 and which mature on August 1, 2012, or meet the covenants set forth in the Debentures and related transaction documents could give rise to a default under the Debentures or such transaction documents.  In the event of an uncured default, all amounts owed to the holders may be declared immediately due and payable and the debenture holders will have the right to enforce their security interest in the assets securing the Debentures.  In such event, the Debenture holders could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business.

Certain of our existing stockholders own and have the right to acquire a substantial number of shares of common stock.

As of March 31, 2010, our directors, executive officers and debenture holders beneficially owned 4,266,712 shares (without regard to beneficial ownership limitations contained in certain warrants) of common stock assuming their exercise of all outstanding warrants, options and conversion of all convertible debt; or approximately 34.4% of our outstanding common stock.  Of these shares of common stock, 2,059,680, or approximately 19.1% of our outstanding common stock, will be beneficially owned by Enable Growth Partners LP (and affiliated funds), and 2,072,273 shares, or approximately 19.4% of our outstanding common stock, will be owned by BridgePointe Master Fund, Ltd. (each calculated without regard to the shares of common stock that may be acquired by the other upon the exercise of its warrants); provided, however, there are provisions in their warrant agreements that prohibit exercise of warrants to the extent that their respective beneficial ownership would exceed 4.99% as a result of such conversion or exercise (which limitation may be waived and increased to 9.99% upon not less than 61 days prior notice).  As such, the concentration of beneficial ownership of our stock may have the effect of delaying or preventing a change in control of CryoPort and may adversely affect the voting or other rights of other holders of our common stock.

Our stock and warrant price is and will continue to be volatile.

The market price of our common stock has been and, along with the warrants is likely to be, highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including, but not limited to:

•	technological innovations or new products and services by us or our competitors;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

You may consider any one of these factors to be material.  The price of our common stock and warrants may fluctuate widely as a result of any of the above listed factors.  In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock and warrants.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock and warrants, the price of our common stock and warrants could decline.

The trading market for our common stock and warrants relies in part on the research and reports that equity research analysts publish about us and our business.  We do not control these analysts.  The price of our common stock and warrants could decline if one or more equity analyst downgrades our stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We have not paid dividends on our common stock in the past and do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board of Directors may consider the payment of any such dividends.  In addition, we may not pay any dividends without obtaining the prior consent of the holders of our Debentures.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the price of our common stock appreciates.

As a result of our recent 10-to-1 reverse stock split, the liquidity of our common stock and market capitalization could be adversely affected.

On February 5, 2010, we effected a 10-to-1 reverse stock split.  A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization.  In addition, because the reverse split will significantly reduce the number of shares of our common stock that are outstanding, the liquidity of our common stock could be adversely affected and you may find it more difficult to purchase or sell shares of our common stock.

We may need additional capital, and the sale of additional shares of common stock or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for a period of 6 months.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility.  The sale of additional equity securities, or debt securities convertible into equity securities, could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

Provisions in our bylaws and Nevada law might discourage, delay or prevent a change of control of our company or changes in our management and, as a result, may depress the trading price of our common stock.

Provisions of our bylaws and Nevada law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock.  The relevant bylaw provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management.  These provisions include advance notice requirements for stockholder proposals and nominations, and the ability of our Board of Directors to make, alter or repeal our bylaws.

Absent approval of our Board of Directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote.

In addition, Section 78.438 of the Nevada Revised Statutes prohibits a publicly-held Nevada corporation from engaging in a business combination with an interested stockholder (generally defined as a person which together with its affiliates owns, or within the last three years has owned, 10% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder) unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock.  They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Even though we are not incorporated in California, we may become subject to a number of provisions of the California General Corporation Law.

Section 2115(b) of the California Corporations Code imposes certain requirements of California corporate law on corporations organized outside California that, in general, are doing more than 50% of their business in California and have more than 50% of their outstanding voting securities held of record by persons residing in California.  While we are not currently subject to Section 2115(b), we may become subject to it in the future.

The following summarizes some of the principal differences which would apply if we become subject to Section 2115(b).

Under both Nevada and California law, cumulative voting for the election of directors is permitted. However, under Nevada law cumulative voting must be expressly authorized in the Articles of Incorporation and our Amended and Restated Articles of Incorporation do not authorize cumulative voting. If we become subject to Section 2115(b), we may be required to permit cumulative voting if any stockholder properly requests to cumulate his or her votes.

Under Nevada law, directors may be removed by the stockholders only by the vote of two-thirds of the voting power of the issued and outstanding stock entitled to vote.  However, California law permits the removal of directors by the vote of only a majority of the outstanding shares entitled to vote.  If we become subject to Section 2115(b), the removal of a director may be accomplished by a majority vote, rather than a vote of two-thirds, of the stockholders entitled to vote.

Under California law, the corporation must take certain steps to be allowed to provide for greater indemnification of its officers and directors than is provided in the California Corporation Code.  If we become subject to Section 2115(b), our ability to indemnify our officers and directors may be limited by California law.

Nevada law permits distributions to stockholders as long as, after the distribution, (i) the corporation would be able to pay its debts as they become due and (ii) the corporation’s total assets are at least equal to its liabilities and preferential dissolution obligations. Under California law, distributions may be made to stockholders as long as the corporation would be able to pay its debts as they mature and either (i) the corporation’s retained earnings equals or exceeds the amount of the proposed distributions, or (ii) after the distributions, the corporation’s tangible assets are at least 125% of its liabilities and the corporation’s current assets are at least equal to its current liabilities (or, 125% of its current liabilities if the corporation’s average operating income for the two most recently completed fiscal years was less than the average of the interest expense of the corporation for those fiscal years).  If we become subject to Section 2115(b), we will have to satisfy more stringent financial requirements to be able to pay dividends to our stockholders.  Additionally, stockholders may be liable to the corporation if we pay dividends in violation of California law.

California law permits a corporation to provide “supermajority vote” provisions in its Articles of Incorporation, which would require specific actions to obtain greater than a majority of the votes, but not more than 66 2/3 percent.  Nevada law does not permit supermajority vote provisions.  If we become subject to Section 2115(b), it is possible that our stockholders would vote to amend our Articles of Incorporation and require a supermajority vote for us to take specific actions.

Under California law, in a disposition of substantially of all the corporation’s assets, if the acquiring party is in control of or under common control with the disposing corporation, the principal terms of the sale must be approved by 90 percent of the stockholders.  Although Nevada law does contain certain rules governing interested stockholder business combinations, it does not require similar stockholder approval.  If we become subject to Section 2115(b), we may have to obtain the vote of a greater percentage of the stockholders to approve a sale of our assets to a party that is in control of, or under common control with, us.

California law places certain additional approval rights in connection with a merger if all of the shares of each class or series of a corporation are not treated equally or if the surviving or parent party to a merger represents more than 50 percent of the voting power of the other corporation prior to the merger.  Nevada law does not require such approval.  If we become subject to Section 2115(b), we may have to obtain a the vote of a greater percentage of the stockholders to approve a merger that treats shares of a class or series differently or where a surviving or parent party to the merger represents more than 50% of the voting power of the other corporation prior to the merger.

California law requires the vote of each class to approve a reorganization or a conversion of a corporation into another entity.  Nevada law does not require a separate vote for each class. If we become subject to Section 2115(b), we may have to obtain the approval of each class if we desire to reorganize or convert into another type of entity.

California law provides greater dissenters’ rights to stockholders than Nevada law.  If we become subject to Section 2115(b), more stockholders may be entitled to dissenters’ rights, which may limit our ability to merge with another entity or reorganize.

Our stock is deemed to be penny stock.

Our stock is currently traded on the OTC Bulletin Board and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The penny stock rules apply to companies not listed on a national exchange whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities.  Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.  Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal controls over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls (or any failure of those controls once established) could adversely impact our public disclosures regarding our business, financial condition or results of operations.  In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our independent registered public accounting firm’s attestation to the effectiveness of our internal controls over financial reporting, when required, may have an adverse impact on the price of our common stock.

                 Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accounting firm.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to continue to incur significant expenses and to devote resources to continued Section 404 compliance during the remainder of fiscal 2011 and on an ongoing basis.  It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal controls over financial reporting to the satisfaction of our independent registered public accounting firm for each year, and to remediate any deficiencies in our internal controls over financial reporting.  As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, the attestation process by our independent registered public accounting firm will be new for fiscal 2011 and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we cannot predict how regulators will react or how the market price of our common stock will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

If we fail to remain current in our reporting requirements, our securities could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

We do not own real property. We currently lease two facilities, with approximately 12,000 square feet of corporate, research and development, and warehouse facilities, located at 20382 Barents Sea Circle, Lake Forest, CA 92630 and five (5) executive offices located at 402 West Broadway,  San Diego, CA  92101.  The Company currently makes base lease payments of approximately $10,000 per month, due at the beginning of each month. On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009.In June 2010, Company entered into the third amendment to the lease for its manufacturing and office space. The amendment extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at anytime as of December 31, 2012. On April 15, 2010, the Company entered into office service agreements with Regus Management Group, LLC (Lessor) for five (5) executive offices located at 402 West Broadway,  San Diego, CA  92101. The office service agreements are for periods ranging from 3 to 7 months ending October 31, 2010. The office service agreements require base lease payments of approximately $5,100 per month. We believe that these facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Additional space may be required, however, as we expand our research and development, manufacturing and selling and marketing activities.

ITEM 3.                      LEGAL PROCEEDINGS

In the ordinary course of business, we are at times subject to various legal proceedings and disputes.  We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 4.                      [REMOVED AND RESERVED]

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market Information.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CYRX.OB.”  The following table shows the high and low sales price of the Company’s common stock for each quarter in the two years ended March 31, 2010:

	Common Stock Sales Price
	High	Low
Fiscal Year 2010
Quarter Ended March 31, 2010	$10.50	$1.65
Quarter Ended December 31, 2009	$5.40	$3.80
Quarter Ended September 30, 2009	$7.00	$3.70
Quarter Ended June 30, 2009	$9.00	$4.10
Fiscal Year 2009
Quarter Ended March 31, 2009	$6.50	$3.00
Quarter Ended December 31, 2008	$7.90	$4.20
Quarter Ended September 30, 2008	$10.10	$5.00
Quarter Ended June 30, 2008	$12.00	$6.10

(b)           Holders.  As of June 15, 2010, the number of stockholders of record of the Company's common stock was 162.

(c)           Dividends.  No dividends on common stock have been declared or paid by the Company.  The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

(d)           Securities Authorized for Issuance Under Equity Compensation.  The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

(e)            Recent Sale of Unregistered Securities.  The following is a summary of transactions by the Company during the past quarter involving the issuance and sale of the Company’s securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). All securities sold by the Company were sold to individuals, trusts or others who were accredited investors as defined under Regulation D under the Securities Act, as amended.

On February 25, 2010, as a result of the Company’s public offering of units, the exercise price of certain outstanding warrants held by a former investment banker was reduced to $3.30 per share which resulted in a proportionate increase the number of shares of common stock that may be purchased upon the exercise of such warrants of 55,644 shares of common stock.  In addition, the Company issued fully vested warrants to purchase 17,500 shares of common stock representing 7% of the warrants issued to Enable and Bridgepointe in the public offering.

During the three months ended March 31, 2010, the Company issued fully vested warrants to purchase 15,000 shares of common stock to Emergent Financial for continued shareholder support services.  The exercise price of the warrants was $1.91 per share.

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended March 31, 2010.  These selected financial summaries should be read in conjunction with the financial information contained for each of the two years in the period ended March 31, 2010, included in the consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

Years Ended March 31, (in thousands, except per share data)

	2010	2009	2008	2007	2006

Consolidated Statement of Operations Data:
Revenues	$118	$35	$84	$67	$152
Cost of revenues	718	546	386	177	316

Gross loss	(600)	(511)	(302)	(110)	(164)

Selling, general and administrative	3,313	2,387	2,551	1,899	1,023
Research and development	284	297	166	88	254

Total operating expenses	3,597	2,684	2,717	1,987	1,277

Loss from operations	(4,197)	(3,195)	(3.019)	(2,097)	(1,441)
Other (expense) income:
Interest income	8	32	50
Interest expense	(7,029)	(2,693)	(1,593)	(228)	(80)
Loss on sale of fixed assets	(9)
Loss on extinguishment of debt	—	(10,847)	—	—	—
Change in fair value of derivative liabilities	5,577	—	—	—	—

Net loss before income taxes	(5,650)	(16,703)	(4,562)	(2,325)	(1,521)
Income taxes	2	2	2	2)	1

Net loss	$(5,652)	$(16,705)	$(4,564)	$(2,327)	$(1,522)

Net loss per common share, basic and diluted	$(1.13)	$(4.05)	$(1.16)	$(0.75)	$(0.51)

Weighted average shares used in computing net loss per common share, basic and diluted	5,011	4,124	3,943	3,094	2,989

As of March 31,
 (in thousands)

	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Cash, cash equivalents	$3,630	$250	$2,231	$264	$5
Working capital (deficit)	1,995	(3,693)	981	(478)	(538)
Total assets	4,777	1,573	3,461	484	294
Convertible notes, net	2,502	3,883	902	96	—
Other long-term obligations	1,478	1,601	1,711	1,857	1,679
Accumulated deficit	(45,944)	(30,634)	(13,929)	(9,365)	(7,039)
Total stockholders’ deficit	(915)	(4,776)	—	(2,288)	(2,150)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report on Form 10-K, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, set forth in detail in Item 1A of Part I, under the heading “Risk Factors.”

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this Annual Report on Form 10-K.

Overview

We are a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature, of high value, temperature sensitive materials.  We have developed cost effective reusable cryogenic transport containers (referred to as "shippers") capable of transporting biological, environmental and other temperature sensitive materials at temperatures below 0° Celsius.  These dry vapor shippers are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times with dry ice.

Our value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through our value added services that offer a simple hassle-free solution for our customers.  These value-added services include an internet-based web portal that enables the customer to initiate scheduling, shipping and tracking of the progress and status of a shipment, and provides in-transit temperature and custody transfer monitoring services of the shipper. The CryoPort service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to our customers at their pick up location.

Our principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and our CryoPort Express® Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials.  A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius.  The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates.  A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side, as is often the case when in the custody of a shipping company.  Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well.  Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (below minus 150° Celsius).

During our early years, our limited revenue was derived from the sale of our reusable product line.  Our current business plan focuses on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.

We have incurred losses since inception and had an accumulated deficit of $45,943,809 through March 31, 2010.

Results of Operations

Years Ended March 31, 2010 and 2009

Revenues. Net revenues were $117,956 in fiscal 2010, as compared to $35,124 in fiscal 2009. The low revenues in these years were primarily due to the Company’s shift initiated in mid-2006 in its sales and marketing focus from the reusable shipper product line.  The Company discontinued sales of the reusable shippers to allow resources to focus on further development and launch of the CryoPort Express® System and its introduction into the biopharmaceutical industry sector during fiscal 2009, which resulted in the increase in sales period over period.  The slow increase in shipper revenues during the two fiscal years was also the result of delays in the Company securing adequate funding for the manufacturing and full commercialization of the CryoPort Express® System.

Gross loss and cost of revenues. Gross loss for 2010 was 508%, or $599,754 as compared to 1,455%, or $511,028, for fiscal 2009. The decrease in gross loss in fiscal 2010 as compared to fiscal 2009 was primarily the result of the increase in revenues from per-use leasing of the shipping containers.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Cost of revenues was $717,710 in fiscal 2010, as compared to $546,152 in fiscal 2009. The increase in costs of revenues sold during each of the two years is primarily the result of the write off due to the discontinuation of the reusable shippers and increased focus on the CryoPort Express® System.  During both periods, cost of sales exceeded sales due to fixed manufacturing costs and plant underutilization.

Research and development expenses. Research and development expenses were $284,847 in fiscal 2010, $297,378 in fiscal 2009. and  Current period expenses included consulting costs associated with software development for the web based system to be used with the CryoPort Express® Shipper, and other research and development activity related to the CryoPort Express® System, as the Company strove to develop improvements in both the manufacturing processes and product materials for the purpose of achieving additional product cost efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3,312,635 in fiscal 2010, $2,387,287 in fiscal 2009. The $925,348 increase in fiscal 2010 as compared to fiscal 2009 was primarily attributable to higher general and administrative expenses associated with an increase in salaries and wages of $485,000 and consulting fees of $435,000 associated with the Company’s strategic partnering activities and debt restructuring.

Stock-based compensation costs. Total stock-based compensation costs for the years ended March 31, 2010 and 2009 were $559,561 and $289,497, respectively. During the year ended March 31, 2010, we granted options to employees and directors to purchase 190,553 shares of common stock and warrants to purchase 21,000 shares of common stock at a weighted average exercise price of $3.53 per share.  The exercise prices of options and warrants were equal to the fair market value of our common stock at the time of grant.

Interest income. Interest income was $8,164 in fiscal 2010 and $32,098 in fiscal 2009. The decrease in interest income in fiscal 2010 was primarily attributable to the overall reduction in interest rates and lower cash balances.

Interest expense. Interest expense was $7,028,684 in fiscal 2010, $2,693,383 in fiscal 2009. Interest expense in fiscal 2010 included amortization of debt discount of $6,417,346 and amortized financing fees of $159,516, primarily due to the convertible debentures issued in October 2007, May 2008 and the Private Placement Debentures. Included in fiscal 2010 and fiscal 2009 is the impact of the change in accounting principle as required by the Debt with Conversion and Other Options Topic of the FASB Accounting Standards Codification, which required retrospective application.

Loss on extinguishment of debt. The loss on extinguishment of debt of $10,846,573 in fiscal 2009 is due to  the resulting change in valuation of the debt and related warrants associated with amendments to the October 2007 Debentures entered into in April 2008, August 2008 and January 2009 and the change in valuation of the debt and related warrants associated with the January 2009 amendment to the May 2008 Debentures  The loss consists of a combined total loss on extinguishment of debt on the October 2007 Debentures of $9,449,498 and $1,397,075 on the May 2008 Debenture. There was no loss on extinguishment of debt during the year ended March 31, 2010.

Gain (loss) on derivative valuation. Derivative valuation was a gain of $5,576,979 in fiscal 2010. In fiscal 2010, the gain was due to an adoption of a new accounting principle, which resulted in a reclassification of the fair value of warrants and embedded conversion features from equity to derivative liabilities that are marked to fair value at each reporting period. The impact of the change in accounting principle and change in market value of the derivative liabilities during the current period resulted in the recognition of a gain

Income taxes. We incurred net operating losses for the years ended March 31, 2010 and2009 and consequently did not pay any federal, state or foreign income taxes. At March 31, 2010, we had federal and state net operating loss carryforwards of approximately $27,463,000 and $27,621,000, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in fiscal 2019, unless utilized. Our California tax loss carryforwards will begin to expire in fiscal 2013, unless utilized. We also have federal and California research tax credit carryforwards of approximately $14,000 and $13,000, respectively. Our federal research tax credits will begin to expire in fiscal 2026, unless utilized. Our California research tax credit carryforwards do not expire and will carryforward indefinitely until utilized.

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash and cash equivalents of $3,629,886 and working capital of $1,994,934.  The Company’s working capital at March 31, 2010 included $334,363 of derivative liabilities, the balance of which represented the fair value of warrants related to the Company’s convertible debentures and also issued to consultants which were reclassified from equity during the year ended March 31, 2010.  As of March 31, 2009, the Company had cash and cash equivalents of $249,758 and negative working capital of $3,693,015.  Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2005, we have received net proceeds of approximately $15.7 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

During fiscal 2010, we used $2,853,359 of cash for operations primarily as a result of the net loss of 5,651,561 including a non-cash gain of $5,576,979 due to the change in valuation of our derivative liabilities and non cash expenses of $6,417,346 due primarily to discount amortization related to our convertible debt instruments. Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accrued interest payable of $335,830 primarily due to our Private Placement Debentures and an increase in accounts payable of $300,454 due primarily to increased general and administrative expenses.

During fiscal 2009, we used $2,586,470 of cash from operations primarily as a result of the net loss of $16,705,151 offset by loss on extinguishment of debt of $10,846,573, amortization of debt discount on convertible notes of $2,223,116, amortization of deferred financing costs related to the convertible notes of $42,284 non-cash stock-based compensation costs of $948,569, depreciation and amortization expense of $81,984 and a change in operating assets and liabilities of $17,618.

Net cash used in investing activities totaled $138,874 during fiscal 2010, primarily attributable to the decrease in restricted cash of $10,000, offset by the purchase of equipment $31,926 and the purchase of  intangible assets  of $116,948.  Net cash provided by investing activities totaled $485 during fiscal 2009, primarily attributable to the decrease in restricted cash of $108,844, offset by the purchase of equipment of $58,578 and the purchase of intangible assets of $49,781.

Net cash provided by financing activities totaled $6,372,361 in fiscal 2010, primarily resulting from the receipt of the proceeds net of cash paid for offering costs from our public offering of common stock of $4,046,863, the proceeds from the issuance of  our Private Placement Debentures of $1,321,500 and gross proceeds from exercise of options and warrants of $1,437,100, which were partially offset by payment of deferred financing costs of $92,520 and payments on our related party notes payable and notes payable to officer of  $120,000 and $143,950, respectively.  Net cash provided by financing activities totaled $604,712 in fiscal 2009, primarily related to receipt of the proceeds from our May 2008 Debentures of $1,122,500 and proceeds from exercise of options and warrants of $3,307, which were partially offset by payment on the October 2007 Convertible Debentures of $117,720, payment of deferred financing costs of $191,875, payments on our notes payable of $186,000 and payments on the line of credit of $25,500.

As discussed in Note 1 of the accompanying consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern.  The Company will need to raise additional capital through one or more methods, including but not limited to, issuing additional equity, in order to fund our working capital needs and complete the commercial launch of our CryoPort Express® System.  On February 25, 2010 we completed a public offering of units consisting of 1,666,667 shares of common stock and warrants to purchase 1,666,667 shares of common stock at an exercise price of $3.30, for gross proceeds of $5,000,001 and net proceeds of approximately $3,742,097.  As a result of these recent financings and the public offering, the Company had an aggregate cash and cash equivalents balance of $3,629,886 as of March 31, 2010 which will be used to fund the working capital required for minimal operations including limited inventory build up as well as limited sales efforts to advance the Company’s commercialization of the CryoPort Express® Shippers until additional capital is obtained. Management has estimated that cash on hand as of March 31, 2010, will be sufficient to allow the Company to continue its operations only into the second quarter of fiscal 2011.  Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

We have never been profitable, and we might never become profitable. As of March 31, 2010, our accumulated deficit was $45,943,809 (including a non-cash valuation adjustment of $9,657,893, including a net loss of $5,651,561 for the year ended March 31, 2010) and our stockholders’ deficit was $914,575.

Contractual Obligations

The following table summarizes our contractual obligations as of June 15, 2010 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$495	$90	$177	$201	$27
Convertible Debentures (1)	3,231	200	3,031	—	—
Other Long-term Debt Obligations (2)	1,010	150	206	192	462

Total:	$4,736	$440	$3,414	$393	$489

__________________
(1)
The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and have an outstanding principal balance of $3,230,568 as of March 31, 2010.  As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

(2)
 Represents unsecured indebtedness owed to five related parties, including four former members of the board of directors, for capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month.  As of March 31, 2010, the aggregate principal payments totaled $10,000 per month.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

 Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Annual Report on Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

We believe that the critical accounting policies that most impact the consolidated financial statements are as described below.

Revenue Recognition

Per Use Revenues

We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. The Company records a provision for claims based upon historical experience. Actual claims in any future period may differ from the Company’s estimates.  During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution.

The Company provides shipping containers to their customers and charges a fee in exchange for the use of the container.  The Company’ arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result of our new business plan, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.

Inventory

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

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container.  The Company’ arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result of our current business plan, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program.

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

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs.  The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful life of five years.  The Company capitalizes certain costs related to software developed for internal use.  Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years.  Capitalized costs include purchased materials and costs of services including the valuation

Impairment of Long-Lived Assets

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

Stock-based Compensation

We recognize compensation costs for all stock-based awards made to employees and directors. The fair value of stock-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We estimate the expected term based on the contractual term of the awards and employees’ exercise and expected post-vesting termination behavior.

At March 31, 2010, there was $471,401 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.69 years.

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

Derivative Liabilities

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

Income Taxes

We account for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2010 and 2009, there were no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. Based on the weight of available evidence, the Company's Management has determined that it is not more likely than not that the net deferred tax assets assets will be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company's income tax provision consists of state minimum taxes.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2010 and 2009, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended March 31, 2010. We are subject to taxation in the United States and various state jurisdictions.  As of March 31, 2010, the Company is no longer subject to U.S. federal examinations for year before 2006; and for California franchise and income tax examinations before 2005.  However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.  The Company is not currently under examination by U.S. federal or state jurisdictions.

Adoption of Accounting Principle

Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. Our warrant and convertible debt agreements contain adjustment (or ratchet) provisions and accordingly, we determined that these instruments are not indexed to our common stock.  As a result, we are required to account for these instruments as derivative liabilities. We applied these provisions to outstanding instruments as of April 1, 2009. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, including the effects on the discounts on the convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting.  The warrants and embedded conversion features are carried at fair value and adjusted quarterly through earnings.

The following table summarizes the effect of the adoption of accounting principle on the consolidated balance sheet as of April 1, 2009:

	As Previously Reported	As Adjusted	Cumulative Adjustment
Liabilities and Stockholders’ Deficit:
Total liabilities	$6,348,460	$20,224,083	$13,875,623
Stockholders’ deficit:
Common stock	4,186	4,186	—
Additional paid-in capital	25,854,265	21,636,535	(4,217,730)
Accumulated deficit	(30,634,355)	(40,292,248)	(9,657,893)
Total stockholders’ deficit	(4,775,904)	(18,651,527)	(13,875,623)
Total liabilities and stockholders’ deficit	$1,572,556	$1,572,556	$—

New Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our revolving credit facility.

Based on our overall cash and cash equivalents interest rate exposure at March 31, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 1.50% or 5.0%, whichever is higher.  Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of March 31, 2010, we had $90,388 outstanding under our Revolving Credit Facility. The interest rate at March 31, 2010 was 5.00%.  A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net loss for the year ended March 31, 2010.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements included in this Report at pages F-1 through F-31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2010.  Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.  Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

(b)  Management’s Report on Internal Control Over Financial Reporting.  Management’s Report on Internal Control Over Financial Reporting which appears on the following page, is incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting.   There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

CRYOPORT, INC.
MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation b the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

By:	/s/Larry G. Stambaugh	By:	/s/ Catherine M. Doll
	Larry G. Stambaugh,		Catherine M. Doll
	President & Chief Executive Officer, and Director		Chief Financial Officer

June 21, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2010 (the “2010 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2010 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2010.

PART IV

ITEM 15:  Exhibits and Financial Statement Schedules.

(a)	Financial Statements

(1)	Index to Consolidated Financial Statements The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets at March 31, 2010 and 2009	F-3

	Consolidated Statements of Operations the years ended March 31, 2010 and 2009	F-4

	Consolidated Statements of Stockholders’ Deficit for each years ended March 31, 2010 and 2009	F-5

	Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009	F-6

	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedules
All financial statement schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements and the related Notes thereto.

3.	Exhibit Index
See Exhibit Index

CRYOPORT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CryoPort, Inc.

We have audited the accompanying consolidated balance sheets of CryoPort, Inc. (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CryoPort, Inc. at March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, management adopted a new accounting policy for derivative instruments in fiscal 2010.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception.  Although the Company has working capital of $1,994,934 and cash and cash equivalents balance of $3,629,886 at March 31, 2010, management has estimated that cash on hand, which include proceeds from the offering received in the fourth quarter of fiscal 2010, will only be sufficient to allow the Company to continue its operations only into the second quarter of fiscal 2011.  These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
June 21, 2010

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,629,886	$249,758
Restricted cash	90,404	101,053
Accounts receivable, net of allowances of $1,500 in 2010 and $600 in 2009	81,036	2,546
Inventory	—	530,241
Other current assets	104,014	170,399
Total current assets	3,905,340	1,053,997
Property and equipment, net	559,241	189,301
Intangible assets, net	311,965	264,364
Deferred financing costs	—	3,600
Deposits and other assets	—	61,294

Total assets	$4,776,546	$1,572,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$823,653	$218,433
Accrued compensation and related expenses	312,002	206,180
Accrued warranty costs	—	18,743
Convertible notes payable, net of discount of $13,586 in 2009	—	46,414
Current portion of convertible debentures payable and accrued interest, net of discount of $0 in 2010 and $662,583 in 2009	200,000	3,836,385
Line of credit and accrued interest	90,388	90,310
Current portion of related party notes payable	150,000	150,000
Current portion of note payable to former officer	—	90,000
Derivative liabilities	334 ,363	—
Other accrued expenses	—	90,547
Total current liabilities	1,910,406	4,747,012
Related party notes payable and accrued interest, net of current portion	1,478,256	1,533,760
Note payable to former officer and accrued interest, net of current portion	—	67,688
Convertible debentures payable, net of current portion and discount of $728,109 in 2010 and $2,227,205 in 2009, respectively	2,302,459	—
		6
Total liabilities	5,691,121	6,348,460

Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 8,136,619 and 4,186,194 shares issued and outstanding at March 31, 2010 and 2009, respectively.	8,137	4,186
Additional paid-in capital	45,021,097	25,854,265
Accumulated deficit	(45,943,809)	(30,634,355)

Total stockholders’ deficit	(914,575)	(4,775,904)

Total liabilities and stockholders’ deficit	$4,776,546	$1,572,556

See accompanying notes.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009
Revenues	$117,956	$35,124
Cost of revenues	717,710	546,152

Gross loss	(599,754)	(511,028)
Costs and expenses:
Selling, general and administrative	3,312,635	2,387,287
Research and development	284,847	297,378

Total costs and expenses	3,597,482	2,684,665
Loss from operations	(4,197, 236)	(3,195,693)
Other (expense) income:
Interest income	8,164	32,098
Interest expense	(7,028,684)	(2,693,383)
Loss on sale of property and equipment	(9,184)	—
Loss on extinguishment of debt	—	(10,846,573)
Change in fair value of derivative liabilities	5,576,979	—

Total other expense, net	(1,452,725)	(13,507,858)

Loss before income taxes	(5,649, 961)	(16,703,551)

Income taxes	1,600	1,600

Net loss	$(5,651,561)	$(16,705,151)

Net loss per common share, basic and diluted	$(1.13)	$(4.05)

Basic and diluted weighted average common shares outstanding	5,011,057	4,123,819

See accompanying notes.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2008	40,928,225	40,929	13,888,094	(13,929,204)	(181)
Adjust beginning balance for reverse stock split effected in February 2010	(36,835,402)	(36,836)	36,836	—	—
Issuance of common stock for conversion of convertible debentures including accrued interest	3,890	4	5,442	—	5,446
Cancellation of common stock issued for debt principal reduction	(14,014)	(14)	(117, 706)	—	(117,720)
Issuance of common stock for extinguishment of debt	40,000	40	163,960	—	164,000
Change in fair value of warrants issued in connection with debt modifications	—	—	9,824,686	—	9,824,686
Issuance of common stock to consultants	40,224	40	249,062	—	249,102
Exercise of stock options and warrants for cash	8,269	8	3,299	—	3,307
Cashless exercise of warrants	15,002	15	(15)	—	—
Debt discount related to convertible debentures	—	—	991,884	—	991,884
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	—	—	808,723	—	808,723
Net loss	—	—	—	(16,705,151)	(16,705,151)

Balance at March 31, 2009	4,186,194	4,186	25,854,265	(30,634,355)	(4,775,904)
Cumulative effect related to adoption of new accounting principle	—	—	(4,217,730)	(9,657,893)	(13,875,623)
Issuance of common stock for conversion of convertible notes payable including accrued interest	519,186	519	1,459,682	—	1,460,201
Issuance of common stock for conversion of convertible debentures and accrued interest	1,236,316	1,237	4,267,446	—	4,268,683
Reclassification of derivative liability to additional paid-in capital upon conversion of convertible notes and debentures	—	—	2,728,459	—	2,728,459
Reclassification of derivative liability to additional paid-in capital upon effectively fixing conversion feature and warrant price	—	—	9,009,329	—	9,009,329
Estimated fair value of warrants issued as commission for debt financing	—	—	63,396	—	63,396
Issuance of common stock for services	33,490	33	166,061	—	166,094
Exercise of warrants for cash, net	479,033	479	1,359,989	—	1,360,468
Cashless exercise of warrants and stock options	15,753	16	(16)	—	—
Issuance of units in public offering, net of offering costs of $1,257,904	1,666,667	1,667	3,740,430	—	3,742,097
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	—	—	589,786	—	589,786
Fractional share adjustment for stock split	(20)	—	—	—	—
Net loss	—	—	—	(5,651,561)	(5,651,561)

Balance at March 31, 2010	8,136,619	$8,137	$45,021,097	$(45,943,809)	$(914,575)

See accompanying notes.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31, 2010
	2010	2009
OPERATING ACTIVITIES
Net loss	$(5,651,561)	$(16,705,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,093	81,984
Amortization of deferred financing costs	159,516	42,284
Amortization of debt discount	6,417,346	2,223,116
Stock issued to consultants	166,094	249,102
Fair value of stock options and warrants issued to consultants, employees and directors	865,895	699,467
Change in fair value of derivative instruments	(5,576,979)	—
Loss on extinguishment of debt	—	10,846,573
Loss on sale of assets	9,184	—
Loss on disposal of Cryogenic shippers	21,285	—
Interest accrued on restricted cash	649	(6,227)
Changes in operating assets and liabilities:
Accounts receivable, net	(78,490)	18,865
Inventory	81,012	(408,289)
Prepaid expenses and other assets	(50,219)	7,329
Accounts payable	300,454	(15,865)
Accrued expenses	(90,547)	(8,101)
Accrued warranty costs	(18,743)	(11,250)
Accrued compensation and related expense	105,822	68,077
Accrued interest	335,830	331,616
Net cash used in operating activities	(2,853,359)	(2,586,470)
INVESTING ACTIVITIES
Decrease in restricted cash	10,000	108,844
Purchases of intangibles	(116,948)	(49,781)
Purchases of property and equipment	(31,926)	(58,578)
Net cash (used in) provided by investing activities	(138,874)	485
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cash paid for issuance costs	4,046,863	—
Proceeds from borrowings under convertible notes	1,321,500	1,122,500
Repayment of convertible debt	—	(117,720)
Repayment of line of credit	—	(25,500)
Repayment of deferred financing costs	(92,520)	(191,875)
Repayment of notes payable	—	(12,000)
Payment of related party notes payable	(120,000)	(120,000)
Repayments of note payable to officer	(143,950)	(54,000)

Payment of fees associated with the exercise of warrants	(76,632)	—
Proceeds from exercise of options and warrants	1,437,100	3,307
Net cash provided by financing activities	6,372,361	604,712
Net change in cash and cash equivalents	3,380,128	(1,981,273)
Cash and cash equivalents, beginning of year	249,758	2,231,031
Cash and cash equivalents, end of year	$3,629,886	$249,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	13,875	95,360
Income taxes	1,600	800

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Offering costs in connection with equity financing	$304,766	$—
Deferred financing costs in connection with convertible debt financing and debt modifications	$—	$3,600
Warrants issued as deferred financing costs in connection with convertible debt financing	$—	$117,530
Purchase of intangible assets with warrants	$—	$232,964
Debt discount in connection with convertible debt financing	$1,080,201	$1,263,586
Conversion of debt and accrued interest to common stock	$5,728,884	$5,446
Reclassification of embedded conversion feature to equity upon conversion	$2,728,459	$—
Cashless exercise of warrants and stock options	$16	$150
Cancellation of shares issued for debt principal reduction	$—	$117,720
Change in fair value of warrants issued in connection of debt modification	$—	$9,824,686
Cumulative effect of accounting change to debt discount for derivative liabilities	$2,595,095	$—
Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$9,657,893	$—
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$4,217,730	$—
Reclassification of inventory to property and equipment	$449,229	$—
Fair value of shares issued in connection with debt modifications	$—	$164,000
Addition of principal due to debt modifications	$646,369	$1,012,232
Reclassification of derivative liabilities to additional paid in capital upon effectively fixing conversion feature and warrant price	$9,009,329	$—

See accompanying notes.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

The Company

CryoPort, Inc. (the “Company” or “we”) is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature of high value, temperature sensitive materials.  The Company has developed cost-effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below 0° Celsius.  These dry vapor shippers are one of the first significant alternatives to using dry ice and achieve 10-plus day holding times compared to one to two day holding times with dry ice (assuming no re-icing during transit).  The Company’s value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through its value-added services that offer a simple hassle-free solution for its customers.  These value-added services include an internet-based web portal that enables the customer to initiate scheduling, shipping and tracking  the progress and status of a shipment, and provide in-transit temperature and custody transfer monitoring of the shipper.  The CryoPort service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to its customers at their pick up location.

The Company's principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and its CryoPort Express® Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials.  A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patent pending technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates.  A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side as is often the case when in the custody of a shipping company.  Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well.  Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, and infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than minus 150 ° Celsius).

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

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2010 and 2009 consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception.  The Company has not generated significant revenues from operations and has no assurance of any future significant revenues.  The Company generated revenues of only $117,956, incurred a net loss of $5,651,561 and used cash of $2,853,359 in its operating activities during the year ended March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the period from March 30, 2009 through March 31, 2010, the Company raised gross proceeds of $1,381,500 under the Private Placement Debentures (see Note 8) and gross proceeds of $1,437,100 (see Note 10) from the exercise of options and warrants. On February 25, 2010 the Company completed a public offering of units consisting of 1,666,667 shares of common stock and 1,666,667 warrants to purchase one share of common stock at an exercise price of $3.30, for gross proceeds of $5,000,001 and net proceeds of $3,742,097. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $3.00. As a result of these recent financings and the public offering, the Company had an aggregate cash and cash equivalents and of $3,629,886 as of March 31, 2010 which will be used to fund the working capital required for minimal operations including limited shipper build up as well as limited sales efforts to advance the Company’s commercialization of the CryoPort Express® Shippers until additional capital is obtained.  Management has estimated that cash on hand as of March 31, 2010, will be sufficient to allow the Company to continue its operations only into the second quarter of fiscal 2011.  The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations.  Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. (“GAAP”)

Reverse Stock Split

On February 5, 1010, we effected a 10-for-1 reverse stock split of all of our issued and outstanding shares of common stock (the "Reverse Stock Split") by filing a Certificate of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. The par value and number of authorized shares of our common stock remained unchanged. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all references to number of shares, per share amounts and earnings per share information contained in this report give effect to the Reverse Stock Split.

Principles of Consolidation

The consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, accrued warranty costs, deferred tax assets and their accompanying valuations, product liability reserves, valuation of derivative liabilities and  valuation of common stock, warrants and stock options issued for products or services.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, note payable to officer, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments  approximates fair value at March 31, 2010 and 2009. The difference between the fair value and recorded values of the related party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash accounts in financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the FDIC deposit coverage limits to $250,000 per owner from $100,000 per owner through January 1, 2014.  At March 31, 2010 and 2009, the Company had $3,490,116 and $121,042 which exceeded the FDIC insurance limit, respectively, of cash balances, including restricted cash. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

The Company has invested cash in a one year restricted certificate of deposit bearing interest at 1% which serves as collateral for borrowings under a line of credit agreement (see Note 6).  At March 31, 2010 and 2009, the balance in the certificate of deposit was $90,404 and $101,053, respectively.

Customers

The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers.  The Company generally requires advance or credit card payments for initial revenues from new customers.  The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.  Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes are sufficient.  Accounts receivable at March 31, 2010 and 2009 are net of reserves for doubtful accounts of approximately of $1,500 and $600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign revenues primarily in Europe, Canada, India and Australia.  During 2010 and 2009, the Company had foreign revenues of approximately $66,500 and $6,500, respectively, which constituted approximately 56% and 19% of total revenues, respectively.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At March 31, 2010, annual net revenues from BD Biosciences and CDx Holdings, Inc. accounted for 32.1% and 18.7%, respectively, of our total revenues.   At March 31, 2009, there were no significant customer concentrations. The Company maintains reserves for bad debt and such losses, in the aggregate,  historically have not exceeded our estimates.

Inventory

Prior to our new business strategy inventories were stated at the lower of standard cost or current estimated market value.   Cost was determined using the standard cost method which approximates the first-in, first-to-expire method.

Inventories were reviewed periodically for slow-moving or obsolete status. We adjusted our inventory to reflect situations in which the cost of inventory was not expected to be recovered. Once established, write-downs of inventories were considered permanent adjustments to the cost basis of the obsolete or excess inventories.  Raw materials, work in process and finished goods included material costs less reserves for obsolete or excess inventories.  We evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, recorded adjustments to reflect inventory at its net realizable value. These adjustments were estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates required us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These estimates were subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments were not significant, and were accounted for in the current period as a change in estimate in accordance with generally accepted accounting principles.

In 2010, the Company changed its operations and now provides shipping containers to its customers and charges a fee in exchange for the use of the container.  The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the per-use container program.

Property and Equipment

Property and equipment are recorded at cost. Cryogenic Shippers are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2010.

Deferred Financing Costs

In February, 2010 the Company completed a public offering of units consisting of 1,666,667 shares of common stock and 1,666,667 warrants to purchase one share of common stock at an exercise price of $3.30, for gross proceeds of $5,000,001 and net proceeds of approximately $3,742,097. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $3.00. In connection with this public offering we incurred financing costs of $1,257,904 which consisted primarily of placement agent fees, accounting, legal and filing fees and were netted against the proceeds of the offering upon completion.

In connection with the issuance of convertible notes payable (see Note 8), we paid financing costs, which consisted primarily of placement agent fees, accounting, legal and filing fees and are being amortized over the life of the debt. Amortization of the deferred financing costs using the effective interest method was $159,516 and $42,284 for the years ended March 31, 2010 and 2009, respectively, and were included in interest expense. As of March 31, 2010 and 2009, deferred financing costs, net of accumulated amortization were approximately $0 and $3,600, respectively.

Accrued Warranty Costs

Estimated costs of the Company’s standard warranty, included with products at no additional cost to the customer for a period up to one year, are recorded as accrued warranty costs at the time of product sale.  Costs related to servicing the standard warranty are charged to the accrual as incurred.

The following represents the activity in the warranty accrual during the years ended March 31:

	2010	2009

Beginning warranty accrual	$18,743	$29,993
Increase in accrual (charged to cost of sales)	-	750
Charges to accrual (product replacements)	-	(12,000)
Reversal of remaining accrual due to expected future claims	(18,743)	-
Ending warranty accrual	$-	$18,743

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

Derivative Liabilities

Effective April 1, 2009, certain of the Company's issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, were reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (see “Adoption of New Accounting Principle” section below and Note 9).

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to our business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on our operating results or financial position.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2010 and 2009, there were no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. Based on the weight of available evidence, the Company's Management has determined that it is not more likely than not that the net deferred tax assets assets will be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company's income tax provision consists of state minimum taxes.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2010 and 2009, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended March 31, 2010 and 2009. The Company is subject to taxation in the United States and various state jurisdictions.  As of March 31, 2010, the Company is no longer subject to U.S. federal examinations for years before 2006; and for California franchise and income tax examinations for years before 2005.  However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.  The Company is not currently under examination by U.S. federal or state jurisdictions.

Supply Concentration Risks

The component parts for our products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at our corporate offices in Lake Forest, California, where the Company is capable of manufacturing certain parts and fully assemble its products. Most of the components that the Company  uses in the manufacture of its products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers. Should this occur, the Company believes that with its current level of shippers and production rate the Company has enough to cover a four to six week gap in maximum disruption of production.

Primary manufacturers used by us include Spaulding Composites Company, Peterson Spinning and Stamping, Lydall Industrial Thermal Solutions, and Ludwig, Inc. There are no specific agreements with any manufacturer nor are there any long term commitments to any manufacturer. The Company believes that any of the manufactures currently used by it could be replaced within a short period of time as none have a proprietary component or a substantial capital investment specific to its products.

Revenue Recognition

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

The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials, and at the time that collectibility is reasonably certain.

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of sales.

Research and Development Expenses

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses to date have consisted primarily of costs associated with the continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express® System. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2-8°C markets.

Stock-based Compensation

The Company recognizes compensation expense for all stock-based awards made to employees and directors. The fair value of stock-based awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at March 31, 2010 and 2009 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by its stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

At March 31, 2010, there was $471,401 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.69 years.

The Company’s stock-based compensation plans are discussed further in Note 11.

Issuance of Stock for Non-Cash Consideration

The Company accounts for equity issuances to non-employees in accordance with accounting guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods and services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued.  For the years ended March 31, 2010 and 2009, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 8,472,977 and 5,756,525 for the years ended March 31, 2010 and 2009, respectively.

In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt.

Segment Reporting

We currently operate in only one segment.

Adoption of New Accounting Principle

Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. The Company’s warrant and convertible debt agreements contain adjustment (or ratchet) provisions and accordingly, the Company determined that these instruments are not indexed to the Company’s common stock.  As a result of the adoption of new accounting guidance, the Company is required to account for these instruments as derivative liabilities. The Company applied these provisions to outstanding instruments as of April 1, 2009. The cumulative effect at April 1, 2009  was to record, at fair value, a liability for the warrants and embedded conversion features, including the effects on the discounts on the convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the change in the accounting.  The warrants and embedded conversion features are carried at fair value and adjusted each period through earnings.

During February 2010, the Company reclassified $9,009,329 in derivatives liabilities to additional paid-in capital due to the modification in terms resulting from the 2010 Amendment, as defined (see Note 9).

The following table summarizes the effect of the adoption of the accounting principle on the consolidated balance sheet as of April 1, 2009:

	As Previously Reported	As Adjusted	Cumulative Adjustment
Liabilities and Stockholders’ Deficit:
Total liabilities	$6,348,460	$20,224,083	$13,875,623
Stockholders’ deficit:
Common stock	4,186	4,186	—
Additional paid-in capital	25,854,265	21,636,535	(4,217,730)
Accumulated deficit	(30,634,355)	(40,292,248)	(9,657,893)
Total stockholders’ deficit	(4,775,904)	(18,651,527)	(13,875,623)
Total liabilities and stockholders’ deficit	$1,572,556	$1,572,556	$—

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

Note 2.  Inventory

Inventories consist of the following:

	March 31,	March 31,
	2010	2009

Raw materials	$—	$350,021
Work in process	—	7,253
Finished goods	—	172,967
	$—	$530,241

During its early years, the Company's limited revenue was derived from the sale of our reusable product line. The Company's current business plan focuses on per-use leasing of shipping containers and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solutions.
The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container.  The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time.  The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle.  At the culmination of the customer’s shipping cycle, the container is returned to the Company.  As a result, during the quarter ended September 30, 2009, the Company reclassified its containers from inventory to property and equipment upon commencement of the per-use leasing program.

Note 3.  Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows:

	March 31,
	2010	2009
Cryogenic shippers	$449,734	$-
Furniture and fixtures	3,284	23,253
Machinery and equipment	340,169	640,748
Leasehold improvements	19,426	19,426

	812,613	683,427
Less accumulated depreciation and amortization	(253,372)	(494,126)
	$559,241	$189,301

During its early years, the Company's limited revenue was derived from the sale of our reusable product line.  The Company's current business plan focuses on per-use leasing of shipping containers and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solutions.

Total depreciation and amortization expense related to property and equipment amounted to $80,746 and $63,129 for the years ended March 31, 2010 and 2009, respectively.

Note 4.  Intangible Assets

Intangible assets are comprised of patents and trademarks and software developed for internal uses.  The gross book values and accumulated amortization as of March 31, 2010 and 2009 were as follows:

	2010	2009

Patents and trademarks	$91,354	$47,375
Software development costs	355,081	282,112
	446,435	329,487
Less accumulated amortization	(134,470)	(65,123)

	$311,965	$264,364

Amortization expense for intangible assets for the years ended March 31, 2010 and 2009 was $69,347 and $18,855, respectively. All of the Company’s intangible assets are subject to amortization.

Estimated future annual amortization expense pursuant to these intangible assets is as follows:

Years Ending March 31,	Patents and Trademarks	Software	Total Intangibles

2011	$5,088	$70,993	$76,081
2012	5,088	70,993	76,081
2013	5,088	70,993	76,081
2014	5,061	52,306	57,367
2015	1,636	5,112	6,748
Thereafter	19,607	-	19,607

	$41,568	$270,397	$311,965

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.  Fair Value Measurements

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

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  The Company classifies its restricted cash balance as a Level 2 item. At March 31, 2010 and 2009 the balance in the restricted cash account was $90,404 and $101,053, respectively.

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

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of March 31, 2010 and April 1, 2009 (the Company’s adoption date of derivative liability accounting) classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	March 31, 2010	April 1, 2009

Embedded Conversion Option	$—	$3,900,134
Warrants	334,363	12,570,584
	$334,363	$16,470,718

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

Balance at April 1, 2009	$—
Cumulative effect of change in accounting principle	16,470,718
Derivative liability added – warrants	389,781
Derivative liability added – conversion option	788,631
Reclassification of conversion feature to equity upon conversions of notes	(2,728,459)
Reclassification of conversion feature and warrants to equity upon modification of terms (no longer derivative instruments)	(9,009,329)
Change in fair value, net	(5,576,979)
Balance at March 31, 2010	$334,363

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.  Line of Credit

On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West. On October 19, 2009, the Company secured a one-year renewal of the Line for a reduced amount of $90,000 which is secured by a $90,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based either the prime rate plus 1.5% per annum (totaling 4.75% as of March 31, 2010) or 5.0%, whichever is higher. The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® One-Way Shipper. As of March 31, 2010 and 2009, the outstanding balance of the Line was $90,388 and $90,310, including accrued interest of $388 and $310, respectively.  No funds were drawn against the Line during the years ended March 31, 2010 or 2009.  The Company recorded interest expense of $4,094 and $3,099 for the years ended March 31, 2010 and 2009, respectively.

Note 7.  Related Party Transactions

Related Party Notes Payable

As of March 31, 2010 and 2009, the Company had aggregate principal balances of  $1,009,500 and $1,129,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month.  As of March 31, 2010, the aggregate principal payments totaled $10,000 per month.  Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $64,496 and $71,676 for the years ended March 31, 2010 and 2009, respectively.  Accrued interest related to these notes, which is included in related party notes payable in the accompanying consolidated balance sheets, amounted to $618,756 and $554,260 as of March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company had not made the required payments under the related-party notes which were due on January 1, February 1, and March 1, 2010.  However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On April 15, 2010,  May 16, 2010 and June 14, 2010 the Company paid the January 1, 2010, February 1, 2010 and the March 1, 2010  note  payments due on these related party notes, respectively. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

Scheduled maturities of related party debt as of March 31, 2010 are as follows:

Years Ending March 31:
2011	$150,000
2012	104,000
2013	96,000
2014	96,000
2015	96,000
Thereafter	467,500

$1,009,500

Note Payable to Former Officer

In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. The loan was fully paid in March 2010. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008.  As of March 31, 2010 and 2009, the total amount of the note and accrued interest under this arrangement was $0 and $157,688, respectively, of which, $0 and $67,688, respectively, is recorded as a long-term liability in the accompanying consolidated balance sheets.  Mr. Berry agreed to a final settlement of $143,950 resulting in a reversal of interest expense recognized in prior years of $11,821.  Interest expense related to this note was $8,133 and $10,573 for the years ended March 31, 2010 and 2009, respectively. Accrued interest related to this note payable amounted to $0 and $13,738 at March 31, 2010 and 2009, respectively, and is included in the note payable to former officer in the accompanying consolidated balance sheets. In January 2009, Mr. Berry agreed to defer the monthly payments of the note due from January 31, 2009 through June 30, 2009. Effective August 26, 2009, pursuant to a letter agreement (i) the Company agreed to pay Mr. Berry the sum of $30,000 plus accrued interest representing past due payments from January to May 2009 previously waived by Mr. Berry, (ii) Mr. Berry agreed to waive payments due to him through December 2009, and (iii) the Company agreed to pay to Mr. Berry  the sum of $42,000 plus accrued interest on January 1, 2010, representing payments due to him from June 2009 thru December 2009. As of March 31, 2010 and 2009 these unpaid payments totaled $0 and $18,000, respectively, and are included in the current liability portion of the note payable in the accompanying consolidated balance sheets.  In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 30, 2009.  Mr. Berry resigned his position from the Board.

Consulting agreement with Former Officer

On March 1, 2009, the Company entered into a Consulting Agreement with Peter Berry, the Company’s former Chief Executive Officer.  Mr. Berry provided the Company with consulting services as an independent contractor, for a ten (10) month period from March 1, 2009 through December 31, 2009, as an advisor to the Chief Executive Officer and the Board of Directors.

Related-party consulting fees for these services were $292,010 for the year ended March 31, 2010.

Related party legal services

Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee.  From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors.  Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board.  In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month.  The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the year ended March 31, 2010 and 2009 was $34,350 and $81,000, respectively.  From October 2008 through March 31, 2009 Mr. Cannon agreed to defer a portion of his monthly payments.  As of March 31, 2010 and March 31, 2009 a total of $0 and $15,000, respectively, had been deferred and was included in accounts payable in the accompanying consolidated balance sheets. Board fees expensed for Mr. Cannon were $5,388 and $26,850 for the years ended March 31, 2010 and March 31, 2009, respectively. At March 31, 2010 and March 31, 2009, $7,788 and $14,400, respectively, of deferred board fees was included in accrued compensation and related expenses.  During the year ended March 31, 2010, Mr. Cannon was granted a total of  2,557 warrants with an average exercise price of $5.90 per share.  For the year ended March 31, 2009, Mr. Cannon was granted a total of 9,515 warrants with an average exercise price of $6.70 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Mr. Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company.

Consulting agreement with Officer

On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009.

Ms. Doll, is the owner and chief executive officer of The Gilson Group, LLC.  The Gilson Group, LLC provided the Company financial and accounting consulting services including, SEC and financial reporting including the filing of the S-1, budgeting and forecasting and finance and accounting systems implementations and conversions.

Related-party consulting fees for these services were $234,650 for the year ended March 31, 2010.  On October 9, 2009, the Compensation and Governance Committee granted Ms. Doll an option to purchase 2,000 shares of common stock at an exercise price of $4.50 per share (the closing price of the Company’s stock on the date of grant) valued at $8,480 as calculated using the Black Scholes option pricing model and is included in selling, general and administrative expense. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 2.36%; volatility of 182%; an expected exercise term of 4.25 years; and no annual dividend rate. The right to exercise the stock options vested as to 33 1/3% of the underlying shares of common stock upon grant, with the remaining underlying shares vesting in equal installments on the first and second anniversary of the grant date.

Note 8.  Convertible Notes Payable

The Company’s convertible debenture balances are shown below:

	March 31, 2010	March 31, 2009
October 2007 Debentures	$3,150,975	$5,356,073
May 2008 Debentures	79,593	1,325,556
Private Placement Debentures	—	60,000
Accrued interest on convertible debentures	—	44,544
	3,230,568	6,786,173
Debt discount	(728,109)	(2,903,374)
Total convertible debentures and notes payable, net	$2,502,459	$3,882,799

Short-term:
Convertible notes payable, net of discount of $13,586 in 2009	$—	$46,414
Current portion of convertible debentures payable and accrued interest, net of discount of $662,583 in 2009	200,000	3,836,385
Long-term:
Convertible debentures payable, net of current portion and discount of $728,109 in 2010 and $2,227,205 in 2009, respectively	2,302,459	—
Total convertible debentures and notes payable, net	$2,502,459	$3,882,799

During the years ended March 31, 2010 and 2009, the Company recognized an aggregate of $6,417,346 and $2,223,116 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding convertible debentures and convertible notes payable.  As of March 31, 2010, the principal amount of $3,230,568 of the Company’s convertible notes payable was convertible into 1,076,856 shares of the Company’s common stock.

October 2007 and May 2008 Debentures

The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and have an outstanding principal balance of $3,230,568 as of March 31, 2010.  In addition, in October 2007 and May 2008, the Company issued to these institutional investors warrants to purchase, as of March 31, 2010, an aggregate of 3,055,097 shares of the Company’s common stock (the “Debenture Warrants”).  As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

Fiscal Year 2009 Activity

During the year ended March 31, 2009, the Company incurred a loss on extinguishment of debt of $6,902,941 due to the April 30, 2008 Amendment of the October 2007 Debentures (the “April Amendment”).  The April Amendment provided for a nine month deferral of principal payments, an increase in the number of shares to be purchased under each of the October 2007 Warrants and a decrease in the Exercise Price of  the October 2007 Warrants from $9.00, $9.20 and $16.00 to $6.00 each.  In addition, the Company eliminated the unamortized balance of deferred financing costs related to the October 2007 Debentures.

On August 29, 2008, the Company entered into an “Amendment to Debentures, Agreement and Waiver” (the “August Amendment”) with the holders of the October 2007 Debentures. The August Amendment waived quarterly interest payments that would otherwise have been due on October 1, 2008 and January 1, 2009 and deferred the monthly redemption dates from July 31, 2008 through November 30, 2008 to commence upon December 31, 2008, and were to terminate upon full redemption of the October 2007 Debentures. In consideration for entering into the August Amendment, the outstanding principal amount of the October 2007 Debentures was increased to an amount equal to 115% of the sum of (i) the outstanding principal amount of as of August 29, 2008, the date of the August Amendment, plus (ii) an amount equal to the additional amount of interest that would have accrued on the October 2007 Debenture from July 1, 2008 through December 31, 2008.  The August Amendment was accounted for as an extinguishment of debt and the Company recorded the amended October 2007 Debentures at their then fair value of $2,203,086 at the date of extinguishment.  The difference between the fair value of the amended October 2007 Debentures and the carrying value of the original October 2007 Debentures at the date of debt extinguishment, which amounted to $91,728, was recorded as an offset against the loss on debt extinguishment for the year ended March 31, 2009.

During the year ended March 31, 2009, the Company incurred a loss on extinguishment of debt of $4,035,360 as a result of the January 27, 2009 Amendment of the Debentures (the “January Amendment”).  The Debentures were amended to reflect changes to the monthly redemptions of principal, the quarterly payments of interest and changes to the Debenture Warrants related to the original October 2007 and May 2008 Debentures.  Under the terms of the January Amendment, the conversion price of the debentures was reset from $8.40 to $5.10, monthly principal redemptions were deferred until August 1, 2009 and the remaining principal due on each of the debentures was to be paid thereafter on the first date of each month in twelve equal installments through July 1, 2010, the amended maturity date.  During the deferral period interest payments due from January 1, 2009 through July 1, 2009 could be paid monthly by the Company in common stock shares at a conversion rate of $4.00 if the Company had met certain equity conditions prior to the due date of the interest payments.  If the equity conditions were not met, the Company added the monthly interest payments to the principal balance of the Debentures.

Further, the January Amendment reset the exercise price of the May 2008 Debenture Warrants from the then current exercise prices of $6.00, $9.20 and $13.50 per share to $6.00 per share and extended the expiration dates of both the October 2007 and May 2008 Debenture Warrants to January 1, 2014. The number of shares to be purchased under the Debenture Warrants was proportionately increased under the terms of the amendments so that the original dollar amounts to be raised by the Company through the exercise of each of the warrants and the proportional number of warrants issued to each Debenture Holder remained the same.  As a result, the number of shares of common stock to be purchased under the October 2007 Warrants increased by 285,190 to 1,728,326 and the number of shares of common stock to be purchased under the May 2008 Warrants increased by 265,577 to 562,996.  Under the terms of the January Amendment, in February 2009, the Company issued a total of 40,000 restricted common shares valued at $164,000 to the holders of the Debentures, which shares were accounted for as a payment to the debt holders in connection with the debt extinguishment and included in the loss on debt extinguishment for the year ended March 31, 2009.

Fiscal Year 2010 Activity

During the year ended March 31, 2010, the Company converted interest payments due on the Debentures totaling $171,253 into 42,814 shares of common stock using the conversion rate of $4.00.

In May 2009, approximately $713,000 of the October 2007 Debentures was converted by a note holder.  Using the conversion rate of $5.10 per share per the terms of the debenture, 139,804 shares of common stock were issued to the investor. In addition, the fair value of $593,303 related to the conversion feature was reclassed from the liability for derivative instruments to additional paid-in capital (see Note 10) and accelerated the recognition of $508,886 of unamortized debt discount as interest expense.

On July 30, 2009, the Company entered into a Consent, Waiver and Agreement with the holders of the Debentures (the “July Agreement”). Pursuant to the terms of the July Agreement, the Holders (i) consented to the Company’s issuance of convertible notes and warrants in connection with a bridge financing of up to $1,500,000 which commenced in March 2009 (the “Bridge Financing”), and (ii) waived, as it relates to the Bridge Financing, a covenant contained in the Debentures not to incur any further indebtedness, except as otherwise permitted by the Debentures.  This Bridge Financing is more particularly described below under the caption “Private Placement Debentures.”  In addition, in connection with the July Agreement, the Company and Holders confirmed that (i) the exercise price of the Debenture Warrants had been reduced, pursuant to the terms of the Debenture Warrants, to $5.10 as a result of the Bridge Financing, and (ii) as a result of the foregoing decrease in the exercise price, pursuant to the terms of the Debenture Warrants, the number of shares underlying the Debenture Warrants held by Holders of the Debentures had been proportionally increased by 404,350 pursuant to the terms of the warrant agreements.  As a result of the foregoing adjustments, the Company recognized a loss in other expense due to the change in fair value of derivative liabilities of $1,608,540 and a corresponding increase to the liability for derivative instruments.

On September 17, 2009, the Company entered into an Amendment to Debentures and Warrants, Agreement and Waiver (the “September Amendment”) with the holders of the Company’s outstanding Debentures and associated Debenture Warrants to purchase common stock, as such Debentures and Debenture Warrants have been amended. The effective date of the September Amendment was September 1, 2009.  The purpose of the September Amendment was to restructure the Company’s obligations under the outstanding Debentures in order to reduce the amount of the required monthly principal payment and temporarily defer the commencement of monthly principal payments (which was scheduled to commence September 1, 2009) and ceased the continuing interest payments for a period time. The following is a summary of the material terms of the September Amendment:

1.    The Company was required to obtain stockholder approval of an amendment to its Amended and Restated Articles of Incorporation to increase the number of authorized shares of its common stock to 250,000,000. Such approval was obtained at the shareholders’ meeting on October 9, 2009, and an amendment was filed with the Nevada Secretary of State on November 2, 2009.

2.    As of September 1, 2009, the principal amount of the Debentures was increased by $482,792, which was added to the outstanding principal balances and $403,214 was recorded as a debt discount and will be amortized over the remaining life of the Debentures. The increase reflected all accrued and unpaid interest as of such date, plus all interest that would have accrued on the principal amount (as increased as of September 1, 2009, to reflect the then accrued but unpaid interest) from September 1, 2009, to July 1, 2010 (the maturity date of the Debentures).  The Company had no obligation under the Debentures to make further payments of interest, and interest ceased to accrue, during the period September 1, 2009 to July 1, 2010.

3.    The conversion price of the Debentures was decreased from $5.10 per share to $4.50 per share, which resulted in an increase in the number shares of common stock which the Debentures may be converted into, an increase in the liability for derivative instruments of $802,200 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivatives.

4.    The commencement of the Company’s obligation to make monthly payments of principal was deferred from September 1, 2009, to January 1, 2010, at which time the Company was to make monthly pro rata payments to the Holders in the aggregate amount of $200,000 with a balloon payment due on the maturity date of July 1, 2010.  Prior to the Amendment, the Company was obligated to repay the entire outstanding principal amount of the debentures in twelve equal monthly payments commencing on August 1, 2009.    On January 12, 2010, the Company entered into an Amendment to Debentures and Warrants, Agreement and Waiver with the Holders of the Company Debentures, which was subsequently amended in February 2010, as discussed below).

5.    The Holders’ existing right to maintain a fully diluted ownership equal to 31.5% has been increased by the Amendment to a fully diluted ownership of 34.5%.

6.    The exercise price of the outstanding Debenture Warrants was decreased from $5.10 per share to $4.50 per share, which also resulted in a corresponding pro rata increase in the number of shares that would be purchased upon exercise of the Debenture Warrants to an aggregate of 3,055,095 shares.  The reduction in exercise price of the Debenture Warrants to $4.50 per share and the 359,423 share increase in the number of Debenture Warrants resulted in an increase in the liability for derivative instruments of $1,679,990 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivative liabilities.

7.           The following additional covenants were added to the Debentures (replacing similar covenants which had terminated as of June 30, 2009) and remained in full force so long as any of the Debentures remain outstanding (the “Covenant Period”):

a.           The Company was to maintain a total cash balance of no less than $100,000 at all times during the Covenant Period;

b.           The Company was to have an average monthly operating cash burn of no more than $500,000 during the Covenant Period. Operating cash burn was defined by taking net income (or loss), added back all non-cash items, and excluded changes in assets, liabilities and financing activities;

c.           The Company was to have a minimum current ratio of 0.5 to 1 at all times during the Covenant Period. This calculation was to be made by excluding the current portion of the convertible notes payable and accrued interest, and liability from derivative instruments from current liability for the current ratio;

d.           Accounts payable was not to exceed $750,000 at any time during the Covenant Period;

e.           Accrued salaries was not to exceed $350,000 at any time during the Covenant Period; and

f.           The Company was not make any revisions to the terms of the existing contractual agreements for the Notes Payable to Former Officer, Related Party Notes Payable and the Line of Credit (as each is referred to in the Company’s Form 10-Q for the period ended June 30, 2009); other than the previous amendment to the payment terms of a note payable to the Company’s former CEO.

8.    The Company was not to deliver a redemption notice with respect to the outstanding Debentures until such time as the closing price of the Company’s common stock shall have exceeded $7.00 (as adjusted for stock splits or similar transactions) for ten consecutive trading days prior to the delivery of the redemption notice.

On September 22, 2009, the holders of the October 2007 Debentures converted $100,000 of principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50.  As a result of the conversion, the Company reclassified $52,799 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $41,277 of unamortized debt discount as interest expense.

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

On November 24, 2009, the holders of the October 2007 Debentures converted $100,000 principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50.  As a result of the conversion, the Company reclassified $38,224 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $32,034 of unamortized debt discount as interest expense.

On January 11, 2010, the holders of the October 2007 Debentures converted $100,000 principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50.  As a result of the conversion, the Company reclassified $88,001 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $25,989 of unamortized debt discount as interest expense.

On January 15, 2010, the holders of the October 2007 Debentures converted $100,000 principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50.  As a result of the conversion, the Company reclassified $114,693 of the derivative liability related to the embedded conversion feature to additional paid in capital and accelerated the recognition of $25,451 of unamortized debt discount as interest expense.

On February 19, 2010, the Company entered into an Amended and Restated Amendment Agreements with the holders of the Company’s Debentures (as hereinafter defined), which was amended on February 23, 2010 (collectively, the “2010 Amendment”), pursuant to which the Company amended and restated the amendment agreements entered into on January 12, 2010 and February 1, 2010 with the holders.  Pursuant to the 2010 Amendment, the debenture holders confirmed their prior agreement to defer until March 1, 2010 the Company’s obligation to make the January 1, 2010 and February 1, 2010 debenture amortization payments (each in the aggregate amount of $200,000) and their consent to the Company’s recent 10-to-1 reverse stock split. The following is a summary of the material terms of the 2010 Amendment:

•
each holder converted $1,357,215 in principal amount of the outstanding principal balance of such holder’s debenture in exchange for a number of shares of common stock determined by dividing such principal amount by the unit offering price in the Company’s equity financing on February 25, 2010 (see Note 10). Based on the public offering price of $3.00 per unit, each holder received a total of 452,405 shares of common stock upon conversion.  As a result of the conversion of an aggregate of $2,714,430 outstanding principal, the Company reclassified a portion of the derivative liability related to the conversion feature of the Debentures of $1,450,605 to additional paid in capital and accelerated the recognition of $554,720 of debt discount as interest expense;

•
with respect to the remaining outstanding balance of the debentures after the foregoing conversions, the Company is not obligated to make any principal or interest payments until March 1, 2011, at which time the Company will be obligated to start making monthly principal and interest payments of $200,000 for a period of seventeen (17) months with a final balloon payment due on August 1, 2012. In addition, the future interest of $163,573 (in the aggregate) that would accrue on the outstanding principal balance from July 1, 2010 (the date to which accrued interest was previously added to principal) to March 1, 2011 was added to the current principal balance of the debentures with a corresponding increase to the debt discount to be amortized over the remaining life of the debt;

•	the conversion price of the remaining outstanding balance of each debenture was reset to $3.00 based on the public offering price;

•
the exercise price of the warrants currently held by the debenture holders was reset to $3.30 per share which is equal to the exercise price of the warrants included as part of the units sold in the public offering (110% of the unit offering price) and the exercise period was extended to January 1, 2015;

•
the termination of certain anti-dilution provisions contained in the debentures and warrants held by the debenture holders and their right to maintain a fully-diluted ownership of our common stock equal to 34.5%, which, along with the reset of the conversion price to $3.00 per share and warrant exercise price to $3.30 per share, resulted in the reclassification of $9,009,329 of derivative liability related to the embedded conversion features and warrants to additional paid in capital since the modification to the terms of the warrants no longer required derivative accounting;

•	the termination of certain financial covenants as described above; and

•
each executed a lock-up agreement covering a period of 180 days following the effective date of the registration statement; provided, however, that in the event that on any trading day during the lock-up period the trading price of the Company’s common stock exceeds 200% of the offering price of the units, then each holder may sell at sales prices equal to or greater than 200% of such unit offering price a number of shares of common stock on that trading day (such day referred to as an “Open Trading Day”) equal to up to 10% of the aggregate trading volume of the Company’s common stock on the primary market on which it is trading on such Open Trading Day, and (ii) in the event on any trading day during the lock-up period the trading price of the Company’s common stock exceeds 300% of the unit offering price (also referred to as an Open Trading Day), each holder may sell at sales prices equal to or greater than 300% of such unit offering price an unlimited number of shares of common stock on such Open Trading Day.  Sales under the foregoing clause (ii) on any particular Open Trading Day shall not be aggregated with sales under the foregoing clause (i) on the same Open Trading Day for purposes of calculating the 10% limitation under clause (i).

During the years ended March 31, 2010 and 2009, the Company recognized an aggregate of $5,291,574 and $2,223,116 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Debentures.

Private Placement Debentures

In March 2009, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures pursuant to Regulation D of the Securities Act of 1933 and the Rules promulgated thereunder (the “Private Placement Debentures”).   As of March 31, 2010, the Company had received total gross proceeds of $1,381,500 under this private placement offering of convertible debentures which includes gross proceeds of $1,321,500 raised during the year ended March 31, 2010.

The Company had the option to make principal redemptions on the maturity dates of the debentures in shares of common stock at a conversion price of $5.10 per share. At any time, holders were able to convert the debentures into shares of common stock at the conversion price of $5.10. The conversion price was subject to adjustment in the event the Company issued its next equity financing of at least $2,500,000 at a price below $5.10 per share.  The Private Placement Debentures were converted to shares of common stock in February 2010 (see below).

Per the terms of the convertible debenture agreements, the notes had a term of one year from issuance and were redeemable by the Company with two days notice.  The notes bore interest at 8% per annum and were convertible into shares of the Company’s common stock at a conversion rate of $5.10 per share.  In connection with the Private Placement Debentures, the Company issued to investors an aggregate of 54,177 five-year warrants to purchase shares of the Company’s common stock at $5.10 per share (the “Private Placement Warrants”), which included 51,824 warrants issued to investors during the year ended March 31, 2010, and were accounted for as derivative liabilities (see Note 9). The Company had determined the aggregate fair value of the issued warrants as of the dates of each grant, based on the Black-Scholes pricing model, to be approximately $291,570 for the year ended March 31, 2010. The exercise price of the warrants is subject to adjustment in the event the Company issues its next equity financing of at least $2,500,000 at a price below $5.10 per share.  At March 31, 2010, the aggregate fair value of the Private Placement Warrants was $98,787 and was accounted for as a derivative liability (see Note 9).

In connection with the issuance of the Private Placement Debentures, the Company recognized a debt discount and derivative liability at the dates of issuance in the aggregate amount of $1,125,772 related to the fair value of the warrants and embedded conversion features, which included $1,080,201 of debt discount recorded during  the year ended March 31, 2010 comprised of $788,631 related to the fair value of the embedded conversion features and $291,570 related to the fair value of the warrants.  Prior to conversion, the debt discount was amortized to interest expense over the life of the debentures and the derivative liability was revalued each reporting period with changes in fair value recognized in earnings.

On February 25, 2010, immediately prior to the Company’s public offering, the holders of the Private Placement Debentures converted the principal balance of $1,381,500 and accrued interest of $78,701 into 519,187 shares of the Company’s common stock at a conversion price of $2.81 in prepayment of all amounts due.  As a result of the conversion, the Company reclassified the derivative liability related to the conversion feature of the Private Placement Debentures of $273,465 to additional paid in capital and  recognized the remaining debt discount of approximately $331,002 as interest expense.  In addition, pursuant to the anti-dilution provisions contained in the Private Placement Warrant agreements, the exercise price of the Private Placement Warrants was reset from $5.10 per share to $2.81 per share and the Company recorded a loss of $2,756 in other expense, net and a corresponding increase in derivative liabilities (see Note 9).

During the year ended March 31, 2010, the Company issued 16,253 warrants with an exercise price of $5.10 per share for commissions due in connection with the Company’s Private Placement Debentures.  The Company determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be $63,396, or $3.90 per share as of the effective date of grant, and was recorded in equity with a corresponding charge to deferred financing fees to be amortized to interest expense over the remaining life of the debt.  The remaining balance of $21,132 was charged to interest expense upon conversion of the Private Placement Debentures in February 2010.

During the year ended March 31, 2010, the Company recognized an aggregate of $1,125,772 in interest expense due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Private Placement Debentures. There were no corresponding amounts recognized during the year ended March 31, 2009 related to the Private Placement Debentures.

Convertible debentures mature in fiscal years ending after March 31, 2010 as follows:

Years Ending March 31,	Amount

2011	$200,000
2012	2,400,000
2013	630,568
2014	—
2015	—
Thereafter	—

$3,230,568

Note 9.  Derivative Liabilities

As described in Note 1, the Company adopted a new accounting principle which required certain instruments to be accounted for as derivative liabilities.  The Company’s derivative liabilities balance as of March 31, 2010 was $334,363.

In accordance with current accounting guidance (see Note 1), the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable previously treated as equity were no longer afforded equity treatment because these instruments have reset or ratchet provisions that are triggered in the event the Company raises additional capital at a lower price, among other adjustments. As such, effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their dates of issuance or modification. Any change in fair value subsequent to April 1, 2009 is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, and related adjustments to discounts on convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the adoption of new accounting guidance.

Fiscal Year 2010 Activity

In July 2009, as a result of the July Agreement, the exercise price of the Debenture Warrants was decreased from $6.00 per share to $5.10 per share, which resulted in an increase in the liability for derivative instruments of $1,608,540 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivative liabilities (see Note 8).

In September 2009, as a result of the September Amendment, the conversion price of the Debentures and the exercise price of the Debenture Warrants was decreased from $5.10 per share to $4.50 per share, pursuant to the terms of the Debentures, which resulted in an aggregate increase in the liability for derivative instruments of $1,679,990 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivative liabilities. In addition, the conversion price of the Debentures was decreased from $5.10 per share to $4.50 per share, which resulted in an increase in the number shares of common stock which the Debentures may be converted into, an increase in the liability for derivative instruments of $802,200 and a corresponding loss was recorded in other expense, net and included in the change in fair value of derivative liabilities (see Note 8).

In February 2010, as a result of the conversion of all outstanding amounts due under the Private Placement Debentures, the Company reclassified the derivative liability for the embedded conversion feature of $273,465 to additional paid in capital.  In addition, pursuant to the anti-dilution provisions contained in the Private Placement Warrant agreements, the exercise price of the Private Placement Warrants was reset from $5.10 per share to $2.81 per share.  The Company recorded an increase in the liability for derivative instrument of $2,756 and a corresponding loss was recorded in other expense, net and included in the change in fair value of derivative liabilities.  The Company determined the aggregate fair value of the warrants, based on the Black-Scholes pricing model, to be $98,786 as of March 31, 2010.  See Note 8 for a discussion of the fair value of the warrants and embedded conversion features as of the dates of issuance.

In February 2010, as a result of the 2010 Amendment, the exercise price of the Debenture Warrants was decreased from $4.50 per share to $3.30 per share, pursuant to the terms of the Debentures, which resulted in an increase in the liability for derivative instruments of $231,093 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivative liabilities.  In addition, the conversion price of the Debentures was decreased from $4.50 per share to $3.00 per share which resulted in an increase in the number of shares of common stock which the Debentures may be converted into, an increase in the liability for derivative instrument of $1,376,043 and a corresponding loss was recorded in other expense, net and included in the change in fair value of derivative liabilities (see Note 8).

In February 2010, as a result of the 2010 Amendment and partial conversion of the Debentures, the Company reclassified a portion of the derivative liability related to the conversion feature of the Debentures of $1,653,299 to additional paid in capital.  In addition, due to the modification of the terms of the Debentures, the remaining derivative liabilities for the embedded conversion features and warrants of $9,009,329 was reclassified to additional paid in capital as they no longer require derivative treatment (see Note 8).

During the year ended March 31, 2010, the Company issued to various placement agents in lieu of cash fees an aggregate of 20,000 warrants to purchase shares of the Company’s common stock with a fair value of $87,448. The exercise prices of these warrants are equal to $3.30, as reset from $5.10 on February 25, 2010 pursuant to the anti-dilution provisions contained in the warrant agreements and an additional 10,909 warrant shares were issued for an aggregate total of 30,909 warrants. The Company determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be $55,961 as of March 31, 2010. Since the exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing, the warrants are accounted for as a derivative liability.

During the year ended March 31, 2010, the Company modified the terms of an aggregate of 54,676 warrants to purchase shares of the Company’s common stock which were previously issued to various placement agents in lieu of cash fees. On April 5, 2009, in connection with the termination of a consulting agreement, the Company modified the terms of 54,676 warrants issued in October 2007 and May 2008. The exercise price of the warrants was reduced from $8.40 per share to $6.00 per share and the expiration date was extended to 5 years from the date of modification. As a result of the modification, the Company recognized expense of $10,763 in other expense, net based on the change in the Black-Scholes fair value before and after modification.  On February 25, 2010, the exercise price of the warrants was reduced from $6.00 per share to $3.30 per share pursuant to the anti-dilution provisions contained in the warrant agreements and an additional 44,735 warrant shares were issued, for an aggregate total of 99,411 warrant shares.  The Company recorded an increase in the liability for derivative instrument of $5,225 and a corresponding loss was recorded in other expense, net and included in the change in fair value of derivative liabilities.  The Company determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be $179,616 as of March 31, 2010.  Since the exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing, the warrants are accounted for as a derivative liability.

During the year ended March 31, 2010, the Company recognized a net gain of $5,576,979 due to the change in fair value of its derivative instruments. See Note 8, for the components of changes in derivative liabilities. During the year ended March 31, 2009, there were no derivative liabilities and therefore no recognized changes in fair value. The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

March 31,
2010
Expected dividends	—
Expected term (in years)	3.50 – 5.00
Risk-free interest rate	1.42% – 2.69%
Expected volatility	178% – 204%

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

The Company estimated the fair value of the embedded conversion features related to its convertible debentures using the Black-Scholes option pricing model using the following assumptions:

March 31,
2010
Expected dividends	—
Expected term (in years)	0.09 – 2.43
Risk-free interest rate	0.06% – 1.65%
Expected volatility	81% – 150%

Historical volatility was computed using daily pricing observations for recent periods that correspond to the remaining life of the related debentures. The expected life is based on the remaining term of the related debentures. The risk-free interest rate is based on U.S. Treasury securities with a maturity corresponding to the remaining term of the related debentures.

Note 10.  Stockholders’ Equity

Common Stock

The Company’s authorized capital consists of 250,000,000 shares of common stock, $0.001 par value per share.  On February 5, 2010, the Company filed a Certificate of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 10-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock.  As of March 31, 2010 and 2009, 8,136,619 and 4,186,194 shares of common stock were issued and outstanding, respectively.

Fiscal Year 2009 Activity

In October 2007, the Company engaged the firm of Carpe DM, Inc. to perform the services as the Company’s investor relations and public relations representative for a monthly fee of $7,500 per month.  Pursuant to the terms of this 36 month consulting agreement, the Company issued 15,000 shares of common stock at a price of $8.00 per share and a total value of $120,000, the resale of which is registered on a Form S-8 registration statement and 25,000 fully vested and non-forfeitable warrants at an exercise price of $15.00 per share for a period of two and one-half years, valued at $229,834 as calculated using the Black-Scholes option pricing model.  On November 13, 2007, the Company filed the Form S-8 as required by this agreement with the Securities and Exchange Commission. The Company recorded the combined value of $349,834 for the issued shares and warrants as prepaid expense and was amortized over the life of the services agreement which was terminated during fiscal year 2010.  As of March 31, 2010 and 2009, the unamortized balance of the value of the shares and warrants issued to Carpe DM, Inc. was $0 and $174,928, respectively.  Amortization expense related to the value of the shares and warrants was $174,928 and $116,604 for the years ended March 31, 2010 and 2009, respectively and is included in selling, general and administrative expenses.

In April 2008, the Company rescinded and cancelled 14,014 shares of registered common stock for principal redemptions of the October 2007 Debentures totaling $117,720 and submitted the cash payments in the same amounts to those holders. Pursuant to a one-time waiver of certain equity conditions, the remaining $70,588 of the March 31 principal redemption was adjusted to reflect a one-time conversion rate of $7.00 and, in April 2008 the Company issued the holder 1,681 additional registered shares in consideration. In addition, the March 31, 2008 interest payments were adjusted to reflect a one-time conversion price of $7.00 and in April 2008 the Company issued the October 2007 Debenture holders 2,209 additional common stock shares. The additional interest expense for the October 2007 Debentures of $5,446 related to the one-time conversion rate adjustments of the March 31, 2008 principal and interest payments from $8.40 to $7.00 was included in accrued interest for the October 2007 Debentures as of March 31, 2008.

During fiscal 2009, the Company issued 24,472 shares of restricted common stock in lieu of fees paid to various consultants for services performed. These shares were issued at an average price of $6.90 (based on the underlying stock prices on the dates of issuances) for a total cost of $168,769 which has been included in selling, general and administrative expenses for the year ended March 31, 2009.

During fiscal 2009, the Company issued 8,269 shares of common stock resulting from exercises of stock options and warrants at an average price of $0.40 per share for proceeds of $3,307 and issued 15,002 shares of common stock from the cashless exercises of a total of 15,700 stock options.

Under the terms of the January Amendment, in February 2009, the Company issued a total of 40,000 restricted common stock shares to the October 2007 and May 2008 Debenture Holders. The total fair value of the shares issues totaled $164,000 and has been included in the loss on extinguishment of debt for the year ended March 31, 2009.

In March 2009, the Company issued 15,752 S-8 registered shares of common stock in lieu of fees paid for services performed by consultants. On March 28, 2009, the Company filed the Form S-8 with the Securities and Exchange Commission. These shares were issued at a value of $5.10 per share for a total cost of $80,333 which has been included in selling, general and administrative expenses for the year ended March 31, 2009.

Fiscal Year 2010 Activity

On September 28, 2009, the Company issued 2,353 shares of common stock, in lieu of $12,000 in fees paid for services performed by Carpe DM, Inc., which were issued at a value of $5.10 per share (also see additional Carpe DM transactions in “Fiscal Year 2009 Activity” above).

In May 2009, $713,000 of the October 2007 Debentures was converted by the note holders.  Using the conversion rate of $5.10 per share per the terms of the Debenture, 139,804 shares of registered common stock were issued to the investors.

In July 2009, the Company engaged an agent to solicit the holders of certain warrants to exercise their rights to purchase shares of the Company’s common stock.  Pursuant to the terms of the engagement, the Company agreed to pay the agent compensation of 5% of the gross proceeds totaling $76,632, which is included equity and netted against the gross proceeds in the accompanying consolidated balance sheet at March 31, 2010.  In addition, the Company issued to the agent a warrant to purchase a number of shares of the Company’s common stock equal to 5% of the number of shares issued in the exercise of the warrants, or a total of 23,952 warrants with a fair value of $98,256 or $4.10 per share.  The warrant has an exercise price of $5.10 and will permit the agent or its designees to purchase shares of common stock on or prior to October 1, 2014.  The fair value of warrants has been recorded as an offset to additional paid in capital on the accompanying consolidated balance sheet.  During the year ended March 31, 2010, the Company issued 479,033 shares of its common stock for gross cash proceeds of $1,437,100 from the exercise of warrants which resulted from the solicitation.

During July 2009, the Company entered into the July Agreement with the holders of the Company’s Debentures (see Note 8). Pursuant to the terms of the July Agreement, the Holders (i) consented to the Company’s issuance of convertible notes and warrants in connection with the Bridge Financing of up to $1,500,000 which commenced in March 2009, and (ii) waived, as it relates to the Bridge Financing, a covenant contained in the Debentures not to incur any further indebtedness, except as otherwise permitted by the Debentures. This Bridge Financing is more particularly described in Note 8 above under the caption “Private Placement Debentures.” In addition, in connection with the July Agreement, the Company and Holders confirmed that (i) the exercise price of the warrants issued to the Holders in connection with their purchase of the Debentures had been reduced, pursuant to the terms of the warrants, to $5.10 as a result of the Bridge Financing, and (ii) as a result of the foregoing decrease in the exercise price, pursuant to the terms of the warrants, the number of shares underlying the warrants held by Holders of the Debentures had been proportionally increased by 404,350 pursuant to the terms of the warrant agreements (see Note 8).

In August 2009, the Company issued warrants to purchase 600 shares of common stock in lieu of payment to Gary C. Cannon, who then served as Corporate Legal Counsel for the Company and as a member of the Advisory Board, to purchase shares of the Company’s common stock at an exercise price of $5.10 per share with a five year term. The exercise prices of these warrants are greater than or equal to the stock price of the Company’s shares as of the date of grant. The fair market value of the warrants based on the Black-Scholes pricing model of $2,799 was recorded as consulting and compensation expense and included in selling, general and administrative expenses during the year ended March 31, 2010. In July 2009, Mr. Cannon was given a 30 day notice of his termination as general legal counsel and advisor to the Company. During November 2009, the Company issued 4,314 shares of common stock to Mr. Cannon in lieu of payment for services for a total expense of $22,000 which has been included in selling, general and administrative expenses.

Effective September 1, 2009, in connection with the September Amendment with the holders of the Debentures, the exercise price of the  Debenture Warrants was reduced to $4.50 per share which resulted in a proportionate increase in the number of shares that may be purchased upon the exercise of such warrants of 359,423 shares (see Note 8).

In September 2009, $100,000 of the October 2007 Debentures was converted by the note holder.  Using the conversion rate of $4.50 per share per the terms of the Debentures, 22,222 share of registered common stock were issued to the investor.

On October 30, 2009, the Company issued 5,881 shares of common stock, in lieu of fees paid for services performed by the Board of Directors.  These shares were issued at a value of $4.30 per share, for a total value of $25,288.

During October and November 2009, the holders of the October 2007 Debentures converted $370,000 principal into 82,222 shares of the Company’s common stock at a conversion price of $4.50 per share per the terms of the Debentures (See Note 8).

During January, 2010, the holders of the October 2007 Debentures converted $200,000 principal into 44,444 shares of the Company’s common stock at a conversion price of $4.50 per share per the terms of the Debentures (see Note 8).

On February 19, 2010, we entered into the 2010 Amendment with the holders of our Debentures (see Note 8).  Pursuant to the 2010 Amendment, the holders each converted $1,357,215 in principal amount of the outstanding principal balance of such holder’s debenture in exchange for a number of shares of common stock determined by dividing such principal amount by the unit offering price.  Based on the public offering price of $3.00 per unit, each holder received a total of 452,405 shares of common stock upon conversion.  The conversion price of the remaining outstanding balance of each debenture was reset to $3.00 based on the Company’s public offering price.  As a result of the conversion of an aggregate of $2,714,430 outstanding principal, the Company reclassified a portion of the derivative liability related to the conversion feature of the Debentures of $1,450,605 to additional paid in capital.  In addition, pursuant to the 2010 Amendment, certain anti-dilution provisions contained in the debentures and warrants held by the debenture holders were terminated along with the right to maintain a fully-diluted ownership of our common stock equal to 34.5%, which resulted in the reclassification of $9,009,329 of derivative liability related to the embedded conversion features and warrants to additional paid in capital.  Pursuant to the terms of the 2010 Amendment, the exercise price of the warrants currently held by the debenture holders was reset to equal the exercise price of the warrants included as part of the units sold in the Company’s public offering (110% of the unit offering price or $3.30 per share) and the exercise period was extended to January 1, 2015.

On February 25, 2010 the Company completed a public offering of units consisting of 1,666,667 shares of the Company’s common stock and 1,666,667 warrants to purchase one share of the Company’s common stock for gross proceeds of $5,000,001 and net cash proceeds of approximately $3,742,097. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $3.00.  The warrants issued as part of the offering have an exercise price of $3.30 and a term of 5 years.  In addition, the Company issued a warrant to purchase 83,333 shares of the Company’s common stock to the underwriter’s representative at an exercise price of $3.75 with a 5 year term and have a fair value of $199,043 based on the Black-Scholes pricing model.  Pursuant to the offering, the Company issued to an investment banker warrants to purchase 17,500 shares of the Company’s common stock with a fair value of $41,939, which represented 7% of the warrants issued to the holders of the Company’s Debentures participating in the public offering, at an exercise price of $3.30 per share and a 5 year term.

During the year ended March 31, 2010, the Company issued to the purchasers of the Private Placement Debentures warrants to purchase an aggregate of 51,824 shares of common stock at an initial exercise price of $5.10.  In February 2010, immediately prior to the Company’s public offering, the holders of the Private Placement Debentures converted the aggregate principal balance of $1,381,500 and accrued interest of $78,701 into 519,186 shares of the Company’s common stock at a conversion price of $2.81 in prepayment of all amounts due.  As a result of the conversion of all outstanding amounts, the Company reclassified the derivative liability for the embedded conversion feature of $273,465 to additional paid in capital.  In addition, pursuant to the anti-dilution provisions contained in the Private Placement Warrant agreements, the exercise price of the Private Placement Warrants was reset from $5.10 per share to $2.81 per share (see Notes 8 and 9).

On March 23, 2010, the Company issued warrants to purchase 15,000 shares of the Company’s common stock with a fair value of $27,426 to an agent for continued shareholder support at an exercise price of $1.91 per share.  The warrants were recorded in equity with a corresponding charge to general and administrative expense.

During the year ended March 31, 2010, the Company issued 20,000 warrants to purchase shares of the Company’s common stock to various placement agents.  The warrants were issued in April 2009 with a fair value of $87,448 and an exercise price of $5.10 and were classified as derivative liabilities.  The exercise price of these warrants was reset to $3.30 per share from $5.10 per share on February 25, 2010 pursuant to the anti-dilution provisions contained in the warrant agreements, and an additional 10,909 warrant shares were issued for an aggregate total of 30,909 warrants (see Note 9).

During the year ended March 31, 2010, the Company modified the terms of 54,676 warrants to purchase shares of the Company’s common stock which were previously issued to various placement agents and currently classified as derivative liabilities. In April 2009, the exercise price of the warrants was reduced from $8.40 per share to $6.00 per share and the expiration date was extended to 5 years from the date of modification.  On February 25, 2010, the exercise price of the warrants was reduced from $6.00 per share to $3.30 per share pursuant to the anti-dilution provisions contained in the warrant agreements and an additional 44,735 warrant shares were issued, for an aggregate total of 99,411 warrant shares.  See Note 9 for a discussion of the accounting impact.

During the year ended March 31, 2010, the Company issued 4,719 shares of common stock upon the cashless exercise of a total of 11,640 warrants at an average exercise price of $2.80 per share and 11,034 shares of common stock upon the cashless exercise of a total of 11,900 options at an average exercise price of $0.40 per share.

During the year ended March 31, 2010, the Company issued 20,942 shares of common stock the resale of which was registered pursuant to Form S-8 in lieu of fees paid for services performed by consultants.  On April 13, 2009 and June 11, 2009, the Company filed the related Forms S-8 with the SEC.  These shares were issued at a value of $5.10 per share with a total value of $106,806 which has been included in selling, general and administrative expenses for the year ended March 31, 2010.

During the year ended March 31, 2010, the Company converted interest payments due on the Debentures totaling $171,253 into 42,814 shares of common stock using the conversion rate of $4.00 per share.

During the year ended March 31, 2010, a total of 21,000 warrants and 190,553 stock options with a weighted average fair value of $3.53 per share were granted to employees and directors (see Note 11).

During the year ended March 31, 2010, the Company issued 16,253 warrants with a fair value of $63,396 or $3.90 per share for commissions due in connection with the Company’s Private Placement Debentures (see Note 8).

The following summary information reflects warrants outstanding as of March 31, 2010 (other than those issued to the Company’s employees, officers, directors and related consultants presented in the Stock Compensation Plan Section below) and other related details:

	Warrants Outstanding
Year of Grant (as of March 31)	Exercise Price	Number Outstanding, Vested and Exercisable	Remaining Contractual Life (Years)

2003	$5.00	20,000	0.68
2008	$1.50 - $35.00	1,778,573	3.71
2009	$2.81 - $8.50	659,881	3.25
2010	$1.91 - $5.10	2,769,223	5.14
		5,227,677

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.  Stock Compensation Plan

The Company accounts for share-based payments to employees and directors in accordance with share-based payment accounting literature which requires all share-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the years ended March 31, 2010 and 2009 was zero, as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.

Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the years ended March 31, 2010 and 2009.

Plan Descriptions

The Company maintains two stock option plans, the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 393,736 shares available for future issuances as of March 31, 2010.

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until October 9, 2019 or until all shares available for awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and has 1,023,047 shares available for future issuances as of March 31, 2010.

In addition to the stock options issued pursuant to the Company’s two stock option plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors.  The warrants are generally not subject to vesting requirements and have ten-year terms.  At March 31, 2010 there were 16,667 warrants outstanding subject to vesting conditions.

As of March 31, 2010, a total of 65,395 and 176,953 shares of common stock were reserved for issuance under the 2002 and 2009 Stock Plans, respectively, and a total of 312,855 shares of common stock were reserved for issuance upon exercise of outstanding warrants.  A summary of the Company’s employee and director stock option and warrant activity and related information during the 2010 fiscal year follows:

	Number of Shares	Weighted-Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at April 1, 2009	523,388	$6.88	6.82
Granted	211,553	$3.54
Exercised	(15,753)	$1.12		$79,964
Canceled	(163,985)	$5.37

Outstanding and expected to vest at March 31, 2010	555,203	$6.22	7.55	$29,907

Exercisable at March 31, 2010	378,533	$7.46	7.00	$29,907

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summary information reflects stock options and warrants outstanding, vesting and related details as of March 31, 2010:

		Stock Options and Warrants Outstanding
Year of Grant		Number	Remaining Contractual	Vested and
(as of March 31)	Exercise Price	Outstanding	Life (Years)	Exercisable
2002	$10.00	5,000	3.59	5,000
2003	—	—	—	—
2004	6.00	20,000	4.26	20,000
2005	0.40 – 6.00	26,795	3.34	26,795
2006	—	—	—	—
2007	2.80 – 10.00	111,335	6.45	111,335
2008	7.50 – 10.80	88,780	7.77	88,780
2009	5.10 – 10.50	91,740	7.13	75,073
2010	$2.20 – 8.30	211,553	8.46	51,550
		555,203		378,533

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model requires the Company to make several key judgments including:

•
The expected option term reflects the application of the simplified method set out in SAB No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110), which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options and warrants to calculate the expected option term.

•	Estimated volatility also reflects the historical volatility pattern of the Company’s share price.

•	The dividend yield is based on the Company’s historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•
Estimated forfeiture rate of 0% per year is based on the Company’s historical forfeiture activity of unvested stock options.  The Company used the following assumptions for stock options and warrants granted during the years ended March 31, 2010 and 2009:

	Years Ended March 31,
	2010	2009
Risk-free interest rate	1.38% – 3.04%	1.52% – 3.15%
Expected volatility	179% – 197%	201% – 266%
Expected life (in years)	3.50 – 6.02	5.00
Expected dividend yield	N/A	N/A

For the years ended March 31, 2010 and 2009, the following represent the Company’s weighted average fair value displayed by grant year:

		Weighted Average
		Fair Value of
		Options and
Grant Year	Granted	Warrants

March 31, 2010	211,553	$3.53
March 31, 2009	91,470	$5.08

There were 21,000 warrants and 190,553 stock options for an aggregate of 211,553 shares granted to employees and directors during the year ended March 31, 2010 and 91,740 warrants and no stock options for an aggregate of 91,470 shares granted to employees and directors during the year ended March 31, 2009.  In connection with the warrants and options granted and the vesting of prior warrants issued, during the years ended March 31, 2010 and 2009, the Company recorded total charges of $559,561 and $289,497, respectively, which have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations.   The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of March 31, 2010 and 2009, there was $471,401 and $287,722, respectively, of total unrecognized compensation cost, related to non-vested stock options and warrants, which is expected to be recognized over a remaining weighted average vesting period of 1.69 years.

The aggregate intrinsic value of stock options and warrants exercised during the years ended March 31, 2010 and 2009 was $79,964 and $203,012, respectively.

Note 12.  Commitments and Contingencies

Lease Commitments

On July 2, 2007, the Company entered into a lease agreement with Viking Investors - Barents Sea, LLC (Lessor) for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease required base lease payments of approximately $10,000 per month plus operating expenses. In connection with the lease agreement, the Company issued to the lessor a warrant to purchase 1,000 shares of common stock at an exercise price of $15.50 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company capitalized and amortized the value of the warrant over the life of the lease and recorded the unamortized value of the warrant in other long-term assets.  For the years ended March 31, 2010 and 2009, the Company amortized $2,970 and $7,104, respectively.  As of March 31, 2010 the fair value of the warrant has been fully amortized.  On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009.  In June 2010, Company entered into the third amendment to the lease for its manufacturing and office space. The amendment extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at anytime as of December 31, 2012.

In the event the Company does exercise its option to cancel the lease, the Company shall reimburse the Lessor for the unearned leasing commissions. Rent expense on the facilities and equipment during 2010 and 2009 was $144,728 and $182,765, respectively.

Future annual minimum payments under operating leases are as follows:

Years Ending March 31:
2011	$89,812
2012	86,253
2013	90,177
2014	96,594
2015	104,793
Thereafter	26,733

$494,362

The above schedule of future annual minimum payments has been adjusted to reflect the lease amendment entered into with the Lessor subsequent to year end (see Note 15).

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

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.  Income Taxes

Significant components of the Company’s deferred tax assets as of March 31, 2010 and 2009 are shown below:

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$10,938,000	$5,031,000
Research credits	24,000	—
Expenses recognized for granting of options and warrants	800,000	862,000
Accrued expenses and reserves	104,000	178,000
Valuation allowance	(11,866,000)	(6,071,000)
	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is not more likely than not that the net deferred tax assets will be realized.  Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets.  The Company’s income tax provision consists of state minimum taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

	2010	2009
Computed tax benefit at federal statutory rate	$(1,920,000)	$(5,679,000)
State tax, net of federal benefit	(645,000)	1,000
Non deductible extinguishment of debt	—	3,688,000
Permanent items and other	(3,226,400)	1,036,600
Valuation allowance	5,793,000	955,000
	$1,600	$1,600

At March 31, 2010, the Company has federal and state net operating loss carry forwards of approximately $27,463,000 and $27,421, 000 which will begin to expire in 2019 and 2013, respectively, unless previously utilized.  At March 31, 2010, the Company has federal and California research and development tax credits of approximately $14,000 and $13,000, respectively.  The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

Utilization of the net operating loss and research and development carry forwards might be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.  Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48.   Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes,” (codified primarily in FASB ASC Topic 740, Income Taxes).  FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold.  The Company did not record any unrecognized tax benefits upon adoption of Accounting for Uncertainty in Income Taxes.  The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of March 31, 2010. The Company is subject taxation in the US and the state of California.

As of March 31, 2010, the Company is no longer subject to U.S. federal examinations for year before 2006; and for California franchise and income tax examinations before 2005.  However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.  The Company is not currently under examination by U.S. federal or state jurisdictions.

Note 14.  Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended March 31, 2010. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
	(Unaudited)

Revenues:	$75	$21	$8	$14	$7	$9	$6	$13

Cost of revenues	259	133	177	149	127	166	135	118

Gross loss	(184)	(112)	(169)	(135)	(120)	(157)	(129)	(105)

Research and development	15	89	93	88	68	13	105	111
Selling, general and administrative	1,114	690	779	729	497	551	780	560

Total costs and expenses	1,129	779	872	817	(565)	564	885	671

Loss from operations	(1,313)	(891)	(1,041)	(952)	(685)	(721)	(1,014)	(776)
Other income (expense), net	747	3,342	(6,144)	602	(4,774)	(733)	(555)	(7,446)

Income (loss) before income taxes	$(566)	$2,451	$(7,185)	$(350)	$(5,459)	$(1, 454)	$(1,569)	$(8,222)

Income taxes	—	—	2	—	1	—	—	1

Net income (loss)	$(566)	$2,451	$(7,187)	$(350)	$(5,460)	$(1, 454)	$(1,569)	$(8,223)

Net income (loss) per common share:
Basic	(0.09)	0.50	(1.56)	(0.08)	(1.32)	(0.35)	(0.38)	(2.00)
Weighted average common shares outstanding:

Basic	6,242	4,912	4,615	4,294	4,149	4,121	4,117	4,102

Diluted	6,242	6,577	4,615	4,294	4,149	4,121	4,117	4,102

Note 15.   Subsequent Events

On April 1, 2010 the Company granted to Chris Campbell, Vice President of Sales a stock option to purchase 15,000 shares of the Company’s common stock at an exercise price of $2.00 per share valued at $27,963 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 2.59%; volatility of 193%; an expected exercise term of 3.5 years; and no annual dividend rate.  These options vest beginning April 1, 2011 over 5 years.

On April 15, 2010, the Company entered into office service agreements with Regus Management Group, LLC (Lessor) for five (5) executive offices located at 402 West Broadway,  San Diego, CA  92101. The office service agreements are for periods ranging from 3 to 7 months ending October 31, 2010. The office service agreements require base lease payments of approximately $5,100 per month.

In April 2010, the Company issued 13,636 shares of unrestricted common stock in lieu of fees paid to various consultants for services incurred in fiscal year 2010 pursuant to the Company’s Form S-8 filed on April 27, 2010.  These shares were issued at a value of $1.76 per share for a total cost of $24,000 which is included in accounts payable and selling, general and administrative as of and for the year ended March 31, 2010.

On May 11, 2010 the Company granted to Bret Bollinger, Vice President of Operations a fully vested stock option to purchase 20,000 shares of the company’s common stock at an exercise price of $1.89 per share for fiscal year 2010 annual incentive. This option is valued at $34,034 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 2.26%; volatility of 174%; an expected exercise term of 3.5 years; and no annual dividend rate.  This cost is included in selling, general and administrative for the year ended March 31, 2010.

In May 2010, the Company granted a warrant to a consultant to purchase 40,000 shares of common stock with an exercise price of $1.89 valued at $68,068 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 2.26%; volatility of 174%; an expected exercise term of 3.5 years; and no annual dividend rate. With 20,000 shares vesting upon issuance and the remaining 20,000 shares vesting upon completion of certain key milestones to be developed by the CEO.

In May 2010, we obtained a key man life insurance policies on the Company’s Chief Executive Officer. Annual premiums on this policy total approximately $33,000.

In June 2010, Company entered into the third amendment to the lease for its manufacturing and office space. The amendment extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at anytime as of December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOPORT, INC.

Dated: June 21, 2010	By: /s/ LARRY G. STAMBAUGH
Larry G. Stambaugh,
President & Chief Executive Officer, and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry G. Stambaugh, President and Chief Executive Officer, and Catherine M. Doll, Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Larry G. Stambaugh	President & Chief Executive	June 21, 2010
Larry G. Stambaugh	Officer (Principal Executive
Officer), and Director

/s/ Catherine M. Doll	Chief Financial Officer	June 21, 2010
Catherine M. Doll	(Principal Financial and
Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	June 21, 2010
Carlton M. Johnson

/s/ Adam Michelin	Director	June 21, 2010
Adam Michelin

/s/ J. Hank Bonde	Director	June 21, 2010
J. Hank Bonde

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Underwriting Agreement***

3.1	Corporate Charter for G.T.5-Limited issued by the State of Nevada on March 15, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.2	Articles of Incorporation for G.T.5-Limited filed with the State of Nevada in May 25, 1990. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.3
Amendment to Articles of Incorporation of G.T.5-Limited increasing the authorized shares of common stock from 5,000,000 to 100,000,000 shares of common stock filed with the State of Nevada on October 12, 2004. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4
Amendment to Articles of Incorporation changing the name of the corporation from G.T.5-Limited to CryoPort, Inc. filed with the State of Nevada on March 16, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4.1	Amended and Restated Articles of Incorporation dated October 19, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K filed October 19, 2007.

3.4.2	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on November 2, 2009.***

3.4.3	Certificate of Amendment to Amended and Restated Articles of Incorporation. Incorporated by reference to CryoPort’s Current Report on Form 8-K filed February 5, 2010.

3.5
Amended and Restated By-Laws of CryoPort, Inc. adopted by the Board of Directors on June 22, 2005 and amended by the Certificate of Amendment of Amended and Restated Bylaws of CryoPort, Inc. adopted by the Board of Directors on October 9, 2009.***

3.6
Articles of Incorporation of CryoPort Systems, Inc. filed with the State of California on December 11, 2000, including Corporate Charter for CryoPort Systems, Inc. issued by the State of California on December 13, 2000. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.7	By-Laws of CryoPort Systems, Inc. adopted by the Board of Directors on December 11, 2000. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.8	CryoPort, Inc. Stock Certificate Specimen. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.9	Code of Conduct for CryoPort, Inc. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.10	Code of Ethics for Senior Officers of CryoPort, Inc. and subsidiaries. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.11	Statement of Policy on Insider Trading. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.12
CryoPort, Inc. Audit Committee Charter, under which the Audit Committee will operate, adopted by the Board of Directors on August 19, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.13
CryoPort Systems, Inc. 2002 Stock Incentive Plan adopted by the Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

Exhibit No.	Description

3.14	Stock Option Agreement ISO—Specimen adopted by the Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.15	Stock Option Agreement NSO—Specimen adopted by Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.16	Warrant Agreement—Specimen adopted by the Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.6	CryoPort Systems, Inc. Trademark #7,748,667,3 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.7	CryoPort Systems, Inc. Trademark #7,737,454,1 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

4.1	Form of Debenture—Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007.

4.1.1	Amendment to Convertible Debenture dated February 19, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated March 7, 2008 and referred to as Exhibit 10.1.10.

4.1.2	Amendment to Convertible Debenture dated April 30, 2008. CryoPort’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.

4.1.2.1	Annex to Amendment to Convertible Debenture dated April 30, 2008. CryoPort’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.1.

4.1.3	Amendment to Convertible Debenture dated August 29, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated August 29, 2008.

4.1.4	Amendment to Convertible Debenture effective January 27, 2009 and dated February 20, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 19, 2009.

4.1.5
Amendment to Debentures and Warrants with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated September 1, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated September 17, 2009.

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007.

Exhibit No.	Description

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008.

4.4	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008

4.5	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008

4.6	Form of Warrant and Warrant Certificate***

10.1.1
Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. signed on March 15, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.2	Commercial Promissory Note between CryoPort, Inc. and D. Petreccia executed on August 26, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Note between CryoPort, Inc. and J. Dell executed on September 1, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Note between CryoPort, Inc. and M. Grossman executed on August 25, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.5	Commercial Promissory Note between CryoPort, Inc. and P. Mullens executed on September 2, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.6	Commercial Promissory Note between CryoPort, Inc. and R. Takahashi executed on August 25, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.7
Exclusive and Representation Agreement between CryoPort Systems, Inc. and CryoPort Systems, Ltda. executed on August 9, 2001. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006 and referred to as Exhibit 10.1.8.

10.1.8
Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006 and referred to as Exhibit 10.1.9.

10.2
Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated April 27, 2007 and referred to as Exhibit 10.3.

10.2.1
Corrected Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC. Incorporated by reference to CryoPort’s Current Report on Form 8-K/A dated May 2, 2007 and referred to as Exhibit 10.3.1.

10.3
Consultant Agreement dated April 18, 2007 between CryoPort, Inc. and Malone and Associates, LLC. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and referred to as Exhibit 10.4.

10.4
Lease Agreement dated June 26, 2007 between CryoPort, Inc. and Viking Investors—Barents Sea LLC. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and referred to as Exhibit 10.5.

Exhibit No.	Description

10.4.1	Second Amendment To Lease: Renewal dated August 24, 2009, between CryoPort, Inc. and Viking Inventors-Barents Sea LLC.***

10.5	Securities Purchase Agreement dated September 27, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.6.

10.6	Registration Rights Agreement dated September 27, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.7.

10.7	Security Agreement dated September 27, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.8.

10.8
Sitelet Agreement between FedEx Corporate Services, Inc. and CryoPort Systems, Inc. dated January 23, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 1, 2008 and referred to as Exhibit 10.9.

10.9	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.10.

10.10	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.11.

10.11	Waiver dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.12.

10.12	Security Agreement dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.13.

10.13
Board of Directors Agreement between Larry G. Stambaugh and CryoPort, Inc. dated December 10, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated December 5, 2008 and referred to as Exhibit 10.15.

10.14
Rental Agreement with FedEx Corporate Services and CryoPort, Inc. dated May 15, 2009 (CryoPort has filed a Confidential Treatment Request under Rule 24b-5 of the Exchange Act, for parts of this document). Incorporated by reference to CryoPort’s Annual Report on Form 10-K for the year ended March 31, 2009 and referred to as Exhibit 10.16.

10.15
Settlement Agreement and Mutual Release with Dee Kelly and CryoPort, Inc. dated July 24, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated July 20, 2009 and referred to as Exhibit 10.14.

10.16
Consent, Waiver and Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. and its subsidiary dated July 30, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated July 29, 2009 and referred to as Exhibit 10.15.

10.17	Employment Agreement with Larry G. Stambaugh and CryoPort, Inc. dated August 1, 2009. Incorporated by reference to CryoPort’s Current Report dated August 21, 2009 and referred to as Exhibit 10.19.

10.18
Letter Accepting Consulting Agreement dated October 1, 2007 with Carpe DM, Inc. and CryoPort, Inc. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.1.

10.19
Master Consulting and Engineering Services Agreement dated October 9, 2007 with KLATU Networks, LLC and CryoPort, Inc. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.2

Exhibit No.	Description

10.20
Investment Banker Termination Agreement dated April 6, 2009 with Bradley Woods & Co. Ltd., SEPA Capital Corp., Edward Fine, and CryoPort, Inc. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated April 13, 2009 and referred to as Exhibit 10.1.

10.21
Attorney-Client Retainer Agreement with Gary Curtis Cannon and CryoPort, Inc. dated December 1, 2007. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated June 11, 2009 and referred to as Exhibit 10.3.

10.22	CryoPort, Inc., 2009 Stock Incentive Plan. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated October 9, 2009 and referred to as Exhibit 10.21.

10.23
CryoPort, Inc., Form Incentive Stock Option Award Agreement under the CryoPort, Inc., 2009 Stock Incentive Plan. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated October 9, 2009 and referred to as Exhibit 10.22.

10.24	Form of Warrant to be entered into between the Registrant and Rodman & Renshaw, LLC.***

23.1	Consent of Independent Registered Public Accounting Firm—KMJ Corbin & Company LLP.*

24	Power of Attorney***

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer.*

32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer.*

*	Filed herewith

**	To be filed by amendment

***	Previously filed