Form 10-Q
period 2010-06-30
Cryoport, Inc.
filed 2010-08-23
CIK 1124524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 001-34632

CryoPort, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0313393 (IRS Employer Identification No.)

20382 BARENTS SEA CIRCLE, LAKE FOREST, CA (Address of Principal Executive Offices)	92630 (Zip Code)
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 3, 2010 the Company had 8,150,255 shares of its $0.001 par value common stock issued and outstanding. As discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements, on August 20, 2010, the Company completed a private placement of its securities to institutional and accredited investors resulting in the issuance of 4,574,573 shares of common stock and other securities.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CRYOPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,097,202	$3,629,886
Restricted cash	90,630	90,404
Accounts receivable, net of allowances of $2,000 at June 30, 2010 and $1,500 at March 31, 2010	32,816	81,036
Other current assets	102,099	104,014

Total current assets	2,322,747	3,905,340
Property and equipment, net	734,996	559,241
Intangible assets, net	335,894	311,965
Deferred financing costs	10,000	—

Total assets	$3,403,637	$4,776,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$604,141	$823,653
Accrued compensation and related expenses	321,295	312,002
Current portion of convertible debentures payable, net of discount	345,193	200,000
Line of credit and accrued interest	90,375	90,388
Current portion of related party notes payable	150,000	150,000
Derivative liabilities	217,835	334,363

Total current liabilities	1,728,839	1,910,406
Related party notes payable and accrued interest, net of current portion	1,463,280	1,478,256
Convertible debentures payable, net of current portion and discount	2,278,831	2,302,459

Total liabilities	5,470,950	5,691,121

Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 8,150,255 and 8,136,619 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	8,150	8,137
Additional paid-in capital	45,197,150	45,021,097
Accumulated deficit	(47,272,613)	(45,943,809)

Total stockholders’ deficit	(2,067,313)	(914,575)

Total liabilities and stockholders’ deficit	$3,403,637	$4,776,546

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	June 30,
	2010	2009
Revenues	$151,460	$13,703
Cost of revenues	394,535	149,177

Gross loss	(243,075)	(135,474)

Costs and expenses:
Selling, general and administrative	943,265	728,309
Research and development	122,121	87,725

Total costs and expenses	1,065,386	816,034

Loss from operations	(1,308,461)	(951,508)

Other (expense) income:
Interest income	3,437	1,481
Interest expense	(138,708)	(2,533,197)
Loss on sale of property and equipment	—	(797)
Change in fair value of derivative liabilities	116,528	3,134,298

Total other (expense) income, net	(18,743)	601,785

Loss before income taxes	(1,327,204)	(349,723)

Income taxes	1,600	—

Net loss	$(1,328,804)	$(349,723)

Net loss per common share, basic and diluted	$(0.16)	$(0.08)

Basic and diluted weighted average common shares outstanding	8,146,477	4,293,965

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	June 30,
	2010	2009

Operating Activities
Net loss	$(1,328,804)	$(349,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,935	31,502
Amortization of deferred financing costs	—	7,904
Amortization of debt discount	121,565	2,268,690
Stock issued to consultants	—	106,807
Fair value of stock options and warrants issued to consultants, employees and directors	152,067	272,312
Change in fair value of derivative instruments	(116,528)	(3,134,298)
Loss on sale of assets	—	797
Loss on disposal of Cryogenic shippers	2,613	—
Interest accrued on restricted cash	(226)	(597)
Changes in operating assets and liabilities:
Accounts receivable	48,220	(5,009)
Inventory	—	17,685
Prepaid expenses and other assets	1,915	3,650
Accounts payable	(205,513)	102,986
Accrued compensation and related expense	9,293	14,928
Accrued interest	15,011	156,406

Net cash used in operating activities	(1,247,452)	(505,960)

Investing Activities
Purchases of intangibles	(44,381)	(18,020)
Purchases of property and equipment	(210,851)	(9,766)

Net cash used in investing activities	(255,232)	(27,786)

Financing Activities
Proceeds from borrowings under convertible notes	—	926,500
Repayment of deferred financing costs	—	(55,590)
Payment of related party notes payable	(30,000)	(30,000)

Net cash (used in) provided by financing activities	(30,000)	840,910

Net change in cash and cash equivalents	(1,532,684)	307,164
Cash and cash equivalents, beginning of year	3,629,886	249,758

Cash and cash equivalents, end of year	$2,097,202	$556,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,133	$1,976

Income taxes	$1,600	$—

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	June 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Deferred financing costs in connection with equity financing	$10,000	$—

Estimated fair value of shares issued for services	$23,999	$—

Debt discount in connection with convertible debt financing	$—	$823,209

Conversion of debt and accrued interest to common stock	$—	$846,632

Cashless exercise of warrants and stock options	$—	$110

Cumulative effect of accounting change to debt discount for derivative liabilities	$—	$2,595,095

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$—	$9,657,893

Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$—	$4,217,730

Estimated fair value of debt-related derivative liabilities reclassified from liabilities to additional paid-in capital	$—	$593,303

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 1. Management’s Representation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by CryoPort, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
Note 2. Organization and Summary of Significant Accounting Policies
The Company
CryoPort, Inc. (the “Company” or “we”) is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature of high value, temperature sensitive materials. The Company has developed cost-effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below 0° Celsius. These dry vapor shippers are one of the first significant alternatives to using dry ice and achieve 10-plus day holding times compared to one to two day holding times with dry ice (assuming no re-icing during transit). The Company’s value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through its value-added services that offer a simple hassle-free solution for its customers. These value-added services include an internet-based web portal that enables the customer to conveniently initiate scheduling, shipping and tracking the progress and status of a shipment, and provide in-transit temperature and custody transfer monitoring of the shipper. The CryoPort service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to its customers at their pick up location.
The Company’s principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and its CryoPort Express® Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patent pending technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, and infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than minus 150 ° Celsius).
The Company recently entered into its first strategic relationship with a global courier on January 13, 2010 when it signed an agreement with Federal Express Corporation (“FedEx”) pursuant to which the Company will lease to FedEx such number of its cryogenic shippers that FedEx shall, from time to time, order for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued,
Going Concern
As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2010 and 2009 consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception. The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company generated revenues of $151,460, incurred a net loss of $1,328,804 and used cash from operations of $1,247,452 during the three months ended June 30, 2010. The Company generated revenues of $117,956, incurred a net loss of $5,651,561 and used cash from operations of $2,853,359 during the year ended March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
On February 25, 2010, the Company completed a public offering for net proceeds of approximately $3,742,097. As a result of the public offering, the Company had aggregate cash and cash equivalents of $2,097,202 as of June 30, 2010, which will be used to fund the working capital required for minimal operations including limited shipper build up as well as limited sales efforts to advance the Company’s commercialization of the CryoPort Express® Shippers until additional capital is obtained. On August 20, 2010, the Company completed a private placement to institutional and accredited investors resulting in the issuance of units consisting of 4,574,573 shares of common stock and warrants to purchase 4,574,573 shares of common stock at an exercise price of $0.77 per share, for gross cash proceeds of $3,202,201 and net cash proceeds of $2,945,822. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. Certain investors that had invested in the Company’s public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase an aggregate of 445,001 shares of common stock in connection with this private placement. Approximately $3,000,000 of the gross cash proceeds were disbursed from escrow on August 20, 2010, with the balance expected to be disbursed within five business days. Management has estimated that cash on hand as of June 30, 2010 plus the additional cash from the private placement, will be sufficient to allow the Company to continue its operations only into the third quarter of fiscal 2011. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, when needed, will be available when required or upon terms acceptable to the Company.
Reverse Stock Split
On February 5, 2010, we effected a 10-for-1 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”) by filing a Certificate of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. The par value and number of authorized shares of our common stock remained unchanged. The number of shares and per share amounts included in the unaudited condensed consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all references to number of shares, per share amounts and earnings per share information contained in this report give effect to the Reverse Stock Split.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, deferred tax assets and their accompanying valuations, valuation of derivative liabilities and valuation of common stock, warrants and stock options issued for products or services.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at June 30, 2010 and March 31, 2010. The difference between the fair value and recorded values of the related party notes payable is not significant.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Concentration of Credit Risk
Cash and cash equivalents
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the FDIC deposit coverage limits to $250,000 per owner from $100,000 per owner through January 1, 2014. At June 30, 2010 and March 31, 2010, the Company had $1,953,062 (which exceeded the FDIC insurance limit) and $3,490,116, respectively, of cash balances, including restricted cash. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.
Restricted cash
The Company has invested cash in a one year restricted certificate of deposit bearing interest at 1% which serves as collateral for borrowings under a line of credit agreement (see Note 3). At June 30, 2010 and March 31, 2010, the balance in the certificate of deposit was $90,630 and $90,404, respectively.
Customers
The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable at June 30, 2010 and March 31, 2010 are net of reserves for doubtful accounts of approximately $2,000 and $1,500, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
The Company has foreign revenues primarily in Europe, Canada, India and Australia. During the three month periods ended June 30, 2010 and 2009, the Company had foreign sales of approximately $57,000 and $1,000, respectively, which constituted approximately 38% and 7%, respectively, of revenues.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At June 30, 2010, net revenues for the three months ended June 30, 2010 from BD Biosciences and CDx Holdings, Inc. accounted for 13% and 63%, respectively, of our total revenues. At June 30, 2009, there were no significant customer concentrations. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.
Inventory
Prior to our new business strategy inventories were stated at the lower of standard cost or current estimated market value. Cost was determined using the standard cost method which approximates the first-in, first-to-expire method.
In fiscal year 2010, the Company changed its operations and now provides shipping containers to its customers and charges a fee in exchange for the use of the container. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time. The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the per-use container program.
Property and Equipment
Property and equipment are recorded at cost. Cryogenic Shippers, which comprise 80% of the Company’s net property and equipment balance, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation expense.
Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.
Depreciation expense for property and equipment was $32,483 and $17,348 for the three months ended June 30, 2010 and 2009, respectively.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
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
Amortization expense for intangible assets for the three months ended June 30, 2010 and 2009 was $20,452 and $14,154, respectively. All of the Company’s intangible assets are subject to amortization.
Long-lived Assets
If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at June 30, 2010 or March 31, 2010.
Deferred Financing Costs
Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method, or netted against the gross proceeds received from equity financing. During the three month periods ended June 30, 2010 and 2009, the Company capitalized deferred financing costs of $10,000 and $55,590, respectively. During the three month periods ended June 30, 2010 and 2009, the Company amortized deferred financing costs of $0 and $7,904, respectively, to interest expense.
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
Derivative Liabilities
Effective April 1, 2009, certain of the Company’s issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, was reclassified from equity to liability status as if treated as derivative liabilities since their dates of issue. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (see Note 6).

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
Supply Concentration Risks
The component parts for our products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at our corporate offices in Lake Forest, California, where the Company is capable of manufacturing certain parts and fully assembles its products. Most of the components that the Company uses in the manufacture of its products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers. Should this occur, the Company believes that with its current level of shippers and production rate the Company has enough components to cover a maximum four to six week disruption gap in production.
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
Revenue Recognition
The Company provides shipping containers to their customers and charges a fee in exchange for the use of the shipper. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the shippers over a period of time. The Company retains title to the shippers and provides its customers the use of the shipper for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the shipper is returned to the Company.
The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials and at the time that collectibility is reasonably certain.
Accounting for Shipping and Handling Revenue, Fees and Costs
The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of sales.
Research and Development Expenses
Expenditures relating to research and development are expensed in the period incurred. Research and development expenses to date have consisted primarily of costs associated with continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express® System. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2-8°C markets.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
Stock-based Compensation
The Company accounts for share-based payments to employees and directors in accordance with share-based payment accounting guidance which requires all share-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized based upon their fair values. The fair value of stock-based awards is estimated at grant date using the Black-Scholes option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.
Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at June 30, 2010 and March 31, 2010 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.
Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended June 30, 2010 and 2009.
Plan Descriptions
The Company maintains two stock option plans, the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 391,936 shares available for future issuances as of June 30, 2010.
On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. As of June 30, 2010, the Company has 974,411 shares available for future Awards under the Plan.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
In addition to the stock options issued pursuant to the Company’s two stock option plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms. At June 30, 2010 there were 16,667 warrants outstanding subject to vesting conditions.
Summary of Assumptions and Activity
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the three months ended June 30, 2010 and 2009:

	June 30,	June 30,
	2010	2009
Stock options and warrants:
Expected term (in years)	3.50 – 6.00	5.00
Expected volatility	171% – 177%	197%
Risk-free interest rate	1.74% – 3.07%	1.86% – 2.71%
Expected dividends	N/A	N/A
A summary of employee and director options and warrant activity for the three month period ended June 30, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at April 1, 2010	555,203	$6.22	7.55
Granted	36,800	$1.93	—
Exercised	—	$—	—
Forfeited	—	$—	—

Outstanding and expected to vest at June 30, 2010	592,003	$5.95	7.37	$17,558

Exercisable at June 30, 2010	409,959	$7.09	6.91	$17,558

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
For the three months ended June 30, 2010 and 2009, the following represents the Company’s weighted average fair value of options and warrants granted:

		Weighted
		Average
		Fair Value
		of
		Options and
Period Ended:	Granted	Warrants
June 30, 2010	36,800	$1.85
June 30, 2009	21,000	$5.12
There were no warrants and 36,800 stock options granted to employees and directors during the three months ended June 30, 2010 and 21,000 warrants and no stock options granted to employees and directors during the three months ended June 30, 2009. In connection with the warrants and options granted and the vesting of prior warrants issued, during the three months ended June 30, 2010 and 2009, the Company recorded total charges of $111,507 and $143,174, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.
As of June 30, 2010, there was $392,120 of total unrecognized compensation cost related to non-vested stock options and warrants which is expected to be recognized over a remaining weighted average vesting period of 1.76 years.
There were no exercises of warrants and options during the three months ended June 30, 2010. The aggregate intrinsic value of stock options and warrants exercised during the three months ended June 30, 2009 was $60,690.
Equity Instruments Issued to Non-Employees for Acquiring Goods or Services
Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.
During the three months ended June 30, 2010, the Company granted an aggregate of 40,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.89 to a consultant for services to be rendered through March 31, 2011. Of the total warrants, 20,000 warrants vested upon issuance with a fair value of $36,090 and 20,000 warrants will vest based upon attainment of certain deliverables throughout the year and will be valued accordingly at each interim reporting date until the deliverables are completed. The Company recognized an aggregate of $40,560 in expense related to these warrants for the period ended June 30, 2010.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
Income Taxes
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter “C” corporation and files a federal income tax return. The Company files separate state income tax returns for California and Nevada. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next 12 months.
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three months ended June 30, 2010 and 2009, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 9,238,571 and 4,656,340 for the three month periods ended June 30, 2010 and 2009.
Segment Reporting
We currently operate in only one segment.
Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board, or FASB, issued amended guidance on subsequent events. Under this amended guidance, U.S. Securities and Exchange Commission, or SEC, filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.
In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. We adopted these standards on April 1, 2010. The adoption did not have a material impact on our unaudited condensed consolidated financial statements.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 2. Organization and Summary of Significant Accounting Policies, continued
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
The Company classifies its restricted cash balance as a Level 2 item. At June 30, 2010 and March 31, 2010 the balance in the restricted cash account was $90,630 and $90,404, respectively.
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
The following table presents the Company’s warrants measured at fair value on a recurring basis as of June 30, 2010 and March 31, 2010 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying	Carrying
	Value	Value
	June 30,	March 31,
	2010	2010
	(unaudited)

Warrants	$217,835	$334,363

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	Level 3	Level 3
	Carrying Value	Carrying Value
	2010	2009
Balance at April 1	$334,363	$—
Cumulative effect of EITF 07-5	—	16,470,718
Issuance of warrants	—	317,140
Issuance of convertible notes	—	604,280
Conversions of notes	—	(593,303)
Change in fair value, net	(116,528)	(3,134,298)

Balance at June 30	$217,835	$13,664,537

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 3. Line of Credit
On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West. On October 19, 2009, the Company secured a one-year renewal of the Line for a reduced amount of $90,000 which is secured by a $90,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on either the prime rate plus 1.5% per annum (totaling 4.75% as of June 30, 2010) or 5.0%, whichever is higher. The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® One-Way Shipper. As of June 30, 2010 and March 31, 2010, the outstanding balance of the Line was $90,375 and $90,388, respectively, including accrued interest of $375 and $388, respectively. During the three months ended June 30, 2010 and 2009, the Company recorded interest expense of $1,138 and $910, respectively, related to the Line. No funds were drawn against the Line during the three months ended June 30, 2010 and 2009.
Note 4. Related Party Transactions
Related Party Notes Payable
As of June 30, 2010 and March 31, 2010, the Company had aggregate principal balances of $979,500 and $1,009,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of June 30, 2010, the aggregate principal payments totaled $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.
Related-party interest expense under these notes was $15,024 and $16,794 for the three months ended June 30, 2010 and 2009, respectively. Accrued interest, which is included in related party notes payable in the accompanying unaudited condensed consolidated balance sheets, related to these notes amounted to $633,780 and $618,756 as of June 30, 2010 and March 31, 2010, respectively. As of June 30, 2010, the Company had not made the required payments under the related-party notes which were due on April 1, May 1, and June 1, 2010. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On July 15, 2010, the Company paid the April 1 note payments due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 4. Related Party Transactions, continued
Note Payable to Former Officer
In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008. The loan and a portion of the accrued interest was paid in March 2010 and the remaining accrued interest of $11,996 was paid in August 2010. Interest expense related to this note was $2,376 for the three months ended June 30, 2009. In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 30, 2009, Mr. Berry resigned his position from the Board.
Consulting agreement with Former Officer
On March 1, 2009, the Company entered into a Consulting Agreement with Peter Berry, the Company’s former Chief Executive Officer. Mr. Berry provided the Company with consulting services as an independent contractor, for a ten (10) month period from March 1, 2009 through December 31, 2009, as an advisor to the Chief Executive Officer and the Board of Directors. Related-party consulting fees for these services were $86,670 for the three months ended June 30, 2009.
Related party legal services
Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee. From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors. Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board. In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the three months ended June 30, 2010 and 2009 was $0 and $27,000, respectively. At June 30, 2010 and March 31, 2010, $0 and $7,788, respectively, of deferred board fees was included in accrued compensation and related expenses. During the three months ended June 30, 2009, Mr. Cannon was granted a total of 1,978 warrants with an average exercise price of $6.15 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Mr. Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company.
Consulting agreement with Officers
On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provided the Company financial and accounting consulting services including, SEC and financial reporting including the filing of the S-1, budgeting and forecasting and finance and accounting systems implementations and conversions. Related-party consulting fees for all services provided by The Gilson Group, LLC, including a monthly retainer for the Chief Financial Officer, were $144,833 and $0 for the three months ended June 30, 2010 and 2009, respectively.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 5. Convertible Notes Payable
The Company’s convertible debenture balances are shown below:

	June 30,	March 31,
	2010	2010
	(unaudited)

October 2007 Debentures	$3,150,975	$3,150,975
May 2008 Debentures	79,593	79,593

	3,230,568	3,230,568
Debt discount	(606,544)	(728,109)

Total convertible debentures, net	$2,624,024	$2,502,459

Short-term:
Current portion of convertible debentures payable, net of discount of $454,807 at June 30, 2010 and $0 at March 31, 2010	$345,193	$200,000
Long-term:
Convertible debentures payable, net of current portion and discount of $151,737 at June 30, 2010 and $728,109 at March 31, 2010	2,278,831	2,302,459

Total convertible debentures, net	$2,624,024	$2,502,459

The October 2007 and May 2008 (together referred to as the “Debentures”) are convertible into shares of the Company’s common stock at a price of $3.00 per share. The Debentures bear interest at 8%. Future interest of $163,573 (in the aggregate) that accrues on the outstanding principal balance from July 1, 2010 (the date to which accrued interest was previously added to principal) to March 1, 2011 was added to the principal balance of the debentures in February 2010, with a corresponding increase to the debt discount which is amortized over the remaining life of the debt. The Company is not obligated to make any principal or additional interest payments until March 1, 2011 with respect to the outstanding balances of the Debentures, at which time the Company will be obligated to start making monthly principal and interest payments of $200,000 in the aggregate for a period of seventeen (17) months with a final balloon payment due on August 1, 2012.
During the three months ended June 30, 2010 and 2009, the Company recognized an aggregate of $121,565 and $2,268,690 in interest expense, respectively, due to amortization of debt discount related to the warrants, beneficial conversion features and implied interest associated with the Company’s outstanding convertible notes payable.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 6 — Derivative Liabilities
In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable previously treated as equity are no longer afforded equity treatment because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants and embedded conversion features are treated as derivative liabilities. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of June 30, 2010 and March 31, 2010 the Company had derivative warrant liabilities of $217,835 and $334,363, respectively.
During the three months ended June 30, 2010 and 2009, the Company recognized aggregate gains of $116,528 and $3,134,298, respectively, due to the change in fair value of its derivative instruments. See Note 2 — Organization and Summary of Significant Accounting Policies — Fair Value Measurements, for the components of changes in derivative liabilities.
The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30,	March 31,
	2010	2010

Expected dividends	—	—
Expected term (in years)	3.75 – 4.22	3.50 – 5.00
Risk-free interest rate	1.00% – 1.79%	1.42% – 2.69%
Expected volatility	186% – 189%	178% – 204%
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

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 7. Commitments and Contingencies
Lease Commitments
On July 2, 2007, the Company entered into a lease agreement with Viking Investors — Barents Sea, LLC (Lessor) for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease required base lease payments of approximately $10,000 per month plus operating expenses. In connection with the lease agreement, the Company issued to the lessor a warrant to purchase 1,000 shares of common stock at an exercise price of $15.50 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company capitalized and amortized the value of the warrant over the life of the lease and recorded the unamortized value of the warrant in other long-term assets. For the three months ended June 30, 2010 and 2009, the Company amortized $0 and $1,776, respectively. On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009. In June 2010, Company entered into the third amendment to the lease for its manufacturing and office space. The amendment extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at anytime as of December 31, 2012 and adjusted the base lease payments to a range over the life of the agreement of $7,010 per month to $8,911 per month plus operating expenses.
On April 15, 2010, the Company entered into office service agreements with Regus Management Group, LLC (Lessor) for five (5) executive offices located at 402 West Broadway, San Diego, CA 92101. The office service agreements are for periods ranging from 3 to 7 months ending October 31, 2010. The office service agreements require aggregate base lease payments of approximately $5,100 per month.
Total rental expense was approximately $46,000 and $43,000 for the three months ended June 30, 2010 and 2009, respectively.
Litigation
The Company may become a party to product litigation in the normal course of business. The Company accrues for open claims based on its historical experience and available insurance coverage. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition or results of operations.
Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited condensed consolidated balance sheets.
The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement.
In connection with the Company’s agreement with FedEx pursuant to which the Company leases to FedEx its cryogenic shippers, the Company has agreed to indemnify and hold harmless FedEx, its directors, officers, employees and agents from and against any and all claims, demands, causes of action, losses, damages, judgments, injuries and liabilities, including payment of attorney’s fees. In addition, the Company has agreed to indemnify, defend and hold harmless FedEx, its Affiliates (including the corporate patent company), directors, officers, employees and agents from and against any and all Claims by third parties based on an allegation that the use of the Company's shippers infringes on any United States or foreign intellectual property right of such third parties, including any potential royalty payments and other costs and damages, reasonable attorneys' fees and out-of-pocket expenses reasonably incurred by FedEx. The duration of these indemnities survive the termination or expiration of the agreement.

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
Note 8. Equity
Common Stock
In April 2010, the Company issued 13,636 shares of unrestricted common stock in lieu of fees paid to a consultant for services incurred in fiscal year 2010 pursuant to the Company’s Form S-8 filed on April 27, 2010. These shares were issued at a value of $1.76 per share for a total cost of $23,999 which was included in accounts payable and selling, general and administrative as of and for the year ended March 31, 2010.
Warrants and Options
In May 2010, the Company granted 40,000 warrants to a consultant to purchase shares of the Company’s common stock with an exercise price of $1.89. Of the 40,000 warrants, 20,000 warrants with a fair value of $36,030 vested upon issuance and the remaining 20,000 shares vest upon completion of certain key milestones throughout the year (see Note 2).
During the three months ended June 30, 2010, a total of 36,800 stock options to purchase shares of the Company’s common stock with a weighted average fair value of $1.85 per share were granted to employees and directors (see Note 2).
Note 9. Subsequent Events
On August 20, 2010, the Company completed a private placement to institutional and accredited investors resulting in the issuance of units consisting of 4,574,573 shares of common stock and warrants to purchase 4,574,573 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $3,202,201 and net cash proceeds of $2,945,822. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. Certain investors that had invested in the Company’s public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase an aggregate of 445,001 shares of common stock in connection with this private placement. The warrants are immediately exercisable and have a term of five years. Approximately $3,000,000 of the gross cash proceeds were disbursed from escrow on August 20, 2010, with the balance expected to be disbursed within five business days. The Company is obligated to file a registration statement with the SEC registering the resale of the shares of common stock issued to the investors and the shares of common stock underlying the warrants issued to the investors within sixty (60) days following the close of the transaction.

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
General Overview
The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2010 (unaudited) and the consolidated balance sheet as of March 31, 2010 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2010 and 2009 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2010 and 2009 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.
We are a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature, of high value, temperature sensitive materials. We have developed cost effective reusable cryogenic transport containers (referred to as “shippers”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below 0° Celsius. These dry vapor shippers are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times with dry ice.
Our value proposition comes from providing both safe transportation and an environmentally friendly, long lasting shipper, and through our value added services that offer a simple, hassle-free solution for our customers. These value-added services include an internet-based web portal that enables the customer to initiate scheduling, shipping and tracking of the progress and status of a shipment, and provides in-transit temperature and custody transfer monitoring services of the shipper. The CryoPort service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to our customers at their pick up location.

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
We have incurred losses since inception and had an accumulated deficit of $47,272,613 through June 30, 2010.
Results of Operations
Three months ended June 30, 2010 compared to three months ended June 30, 2009:
Revenues. Net revenues were $151,460 for the three months ended June 30, 2010, as compared to $13,703 for the three months ended June 30, 2009. The increase of $137,757 (1,005%) is a result of the current business plan focusing on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.
Gross loss and cost of revenues. Gross loss for the three months ended June 30, 2010 was 160% of net revenues, or $243,075 as compared to 989% of net revenues, or $135,474, for the three months ended June 30, 2009. The decrease in gross loss for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 is primarily the result of the increase in revenues from per-use leasing of the shipping containers. The increase in cost of revenues is primarily the result of increased net revenues. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.
Selling, general and administrative expenses. Selling, general and administrative expenses were $943,265 for the three months ended June 30, 2010, as compared to $728,309 for the three months ended June 30, 2009. The $214,956 increase reflects the addition of four employees, additional facilities, upgrades in internal information technology, and the promotional activities associated with the launch of the per-use leasing of the shipping container and added-value services.
Research and development expenses. Research and development expenses were $122,121 for the three months ended June 30, 2010, as compared to $87,725 for the three months ended June 30, 2009. The increase in research and development expenses of $34,396 is due primarily to the costs associated with the continued development of the Internet-based web portal that enables the customer to initiate and monitor the progress of a shipment.
Interest expense. Interest expense was $138,708 for the three months ended June 30, 2010, as compared to $2,533,197 for the three months ended June 30, 2009. Interest expense for the three months ended June 30, 2010 included accrued interest on our Related Party notes payable ($15,024), and amortization of the debt discount ($121,165). Interest expense for the three months ended June 30, 2009 included accrued interest on our Related Party notes payable ($16,794), amortization of financing fees ($7,904), amortization of the debt discount ($2,268,690) and $137,246 of accrued interest, primarily related to the convertible debentures issued in October 2007, May 2008 and March and May 2009 Private Placement Debentures.
Interest income. Interest income was $3,437 for the three month period ended June 30, 2010 as compared to $1,481 for the three month period ended June 30, 2009. Current interest income included the impact of increased cash balances related to the funds received in connection with the February 25, 2010 public offering.
Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $116,528 for the three months ended June 30, 2010, compared to a gain of $3,134,298 for the three months ended June 30, 2009. The gain of $116,528 for the three months ended June 30, 2010 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price. The gain of $3,134,298 for the three months ended June 30, 2009, which was the result of a decrease in the value of our warrant derivatives and the embedded conversion feature derivatives related to our debt, was due primarily to a decrease in our stock price. On April 1, 2009 we adopted a new accounting principle, which resulted in a reclassification of the fair value of our warrants and embedded conversion features from equity to derivative liabilities that are marked to fair value at each reporting period.

Net loss. As a result of the factors described above, net loss for the three months ended June 30, 2010 increased by $979,081 to $1,328,804 or ($0.16) per share compared to a net loss of $349,723 or ($0.08) per share for the three months ended June 30, 2009.
Liquidity and Capital Resources
As of June 30, 2010, the Company had cash and cash equivalents of $2,097,202 and working capital of $593,908. The Company’s working capital at June 30, 2010 included $217,835 of derivative liabilities, the balance of which represented the fair value of warrants issued to consultants and convertible note holders which were reclassified from equity during 2009. As of March 31, 2010, the Company had cash and cash equivalents of $3,629,886 and working capital of $1,994,934. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2005 through June 2010, we have received net proceeds of approximately $15.7 million from sales of our common stock and the issuance of promissory notes, warrants and debt. As discussed in Note 9 of the accompanying unaudited consolidated financial statements, pursuant to a private placement of its securities on August 20, 2010, the Company received an additional $2,775,595 in net cash proceeds with a balance of $170,227 due to be received within five business days.
For the three months ended June 30, 2010, we used $1,247,452 of cash for operations primarily as a result of the net loss of $1,328,804 including a non-cash gain of $116,528 due to the change in valuation of our derivative liabilities and non-cash expenses of $121,565 and $152,067 due to discount amortization related to our convertible debt instruments and the fair value of stock options and warrants, respectively. Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accrued interest payable of $15,011 primarily due to our Related Party notes payable and a decrease in accounts payable of $205,513 due primarily to the payment of S-1 expenses incurred in fiscal year 2010.
Net cash used in investing activities totaled $255,232 during the three months ended June 30, 2010, and was attributable to the purchase of property and equipment of $210,851 and the purchase of intangible assets of $44,381.
Net cash used in financing activities totaled $30,000 during the three months ended June 30, 2010, and resulted from payments on our related party notes payable.
As discussed in Note 2 of the accompanying unaudited condensed consolidated financial statements, there exists substantial doubt regarding our ability to continue as a going concern. We will need to raise additional capital through one or more methods, including but not limited to issuing additional equity, in order to fund our working capital needs and complete the commercial launch of our CryoPort Express® System. On February 25, 2010 we completed a public offering for net proceeds of approximately $3,742,097. As a result of this recent public offering, we had an aggregate cash and cash equivalents balance of $2,097,202 as of June 30, 2010. As discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements, pursuant to a private placement of its securities on August 20, 2010, the Company received an additional $2,775,595 in net cash proceeds with a balance of $170,227 due to be received within five business days. The Company will use these amounts to fund the working capital required for minimal operations including limited inventory build up as well as limited sales efforts to advance the our commercialization of CryoPort Express® Shippers until additional capital is obtained. Management has estimated that cash on hand as of June 30, 2010 plus the additional cash from the private placement, will be sufficient to allow us to continue our operations only into the third quarter of fiscal 2011, and recognizes that we must obtain additional capital for the achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to us.

Recent Accounting Pronouncements
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, U.S. Securities and Exchange Commission, or SEC, filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.
In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. We adopted these standards on April 1, 2010. The adoption did not have a material impact on our unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our revolving credit facility.
A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure at as of June 30, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.
All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 1.50% or 5.0%, whichever is higher. As of June 30, 2010, we had $90,375 outstanding under our Revolving Credit Facility. The interest rate at June 30, 2010 was 5.0%. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a near term change in interest rates.
The above only incorporates those exposures that existed as of June 30, 2010, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2010, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities
In May 2010, the Company granted 40,000 warrants to a consultant to purchase shares of the Company’s common stock with an exercise price of $1.89. Of the 40,000 warrants, 20,000 warrants vested upon issuance and the remaining 20,000 shares vest upon completion of certain key milestones throughout the year.
The issuance of the securities of the Company in the above transaction were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D promulgated there under, as a transaction by an issuer not involving a public offering. With respect to the transaction listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or pursuant to an exemption there from.
Item 3. Defaults Upon Senior Securities
None
Item 4. [Removed and Reserved.]
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

CryoPort, Inc.
Dated: August 20, 2010	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman,
Chief Executive Officer

Dated: August 20, 2010	By:	/s/ Catherine M. Doll
Catherine M. Doll, Chief Financial Officer
(signed as both an officer duly authorized to sign on behalf of the Registrant and principal financial officer and Chief Accounting Officer)