Form 10-Q
period 2010-09-30
Cryoport, Inc.
filed 2010-11-09
CIK 1124524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2010 the Company had 13,682,673 shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CRYOPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,745,745	$3,629,886
Restricted cash	90,858	90,404
Restricted cash — investor funds	255,000	—
Accounts receivable, net of allowances of $3,100 at September 30, 2010 and $1,600 at March 31, 2010	58,940	81,036
Inventories	60,228	—
Deferred financing costs	54,156	—
Other current assets	63,315	104,014

Total current assets	4,328,242	3,905,340
Property and equipment, net	696,238	559,241
Intangible assets, net	346,555	311,965

Total assets	$5,371,035	$4,776,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$502,543	$823,653
Accrued compensation and related expenses	234,570	312,002
Deposits from investors	255,000	—
Current portion of convertible debentures payable, net of discount	1,014,420	200,000
Line of credit and accrued interest	90,375	90,388
Current portion of related party notes payable	146,000	150,000
Derivative liabilities	91,490	334,363

Total current liabilities	2,334,398	1,910,406
Related party notes payable and accrued interest, net of current portion	1,451,854	1,478,256
Convertible debentures payable, net of current portion and discount	1,738,520	2,302,459

Total liabilities	5,524,772	5,691,121

Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,849,805 and 8,136,619 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	12,850	8,137
Additional paid-in capital	48,615,847	45,021,097
Accumulated deficit	(48,782,434)	(45,943,809)

Total stockholders’ deficit	(153,737)	(914,575)

Total liabilities and stockholders’ deficit	$5,371,035	$4,776,546

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$124,409	$8,478	$275,869	$22,181
Cost of revenues	378,217	177,267	772,752	326,444

Gross loss	(253,808)	(168,789)	(496,883)	(304,263)

Costs and expenses:
Selling, general and administrative	1,114,304	779,193	2,057,569	1,507,502
Research and development	114,514	93,066	236,635	180,791

Total costs and expenses	1,228,818	872,259	2,294,204	1,688,293

Loss from operations	(1,482,626)	(1,041,048)	(2,791,087)	(1,992,556)
Other (expense) income:
Interest income	3,912	2,233	7,349	3,714
Interest expense	(157,452)	(1,610,059)	(296,160)	(4,143,256)
Loss on sale of property and equipment	—	—	—	(797)
Change in fair value of derivative liabilities	126,345	(4,535,848)	242,873	(1,401,550)

Total other expense, net	(27,195)	(6,143,674)	(45,938)	(5,541,889)

Loss before income taxes	(1,509,821)	(7,184,722)	(2,837,025)	(7,534,445)
Income taxes	—	1,600	1,600	1,600

Net loss	$(1,509,821)	$(7,186,322)	$(2,838,625)	$(7,536,045)

Net loss per common share, basic and diluted	$(0.15)	$(1.56)	$(0.31)	$(1.69)

Basic and diluted weighted average common shares outstanding	10,268,637	4,615,471	9,213,355	4,455,596

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	September 30,
	2010	2009
Operating Activities
Net loss	$(2,838,625)	$(7,536,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,696	62,865
Amortization of deferred financing costs	—	25,579
Amortization of debt discount	250,481	3,737,569
Stock issued to consultants	—	118,807
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	339,444	352,744
Change in fair value of derivative instruments	(242,873)	1,401,550
Loss on sale of assets	—	797
Loss on disposal of cryogenic shippers	3,510	—
Interest accrued on restricted cash	(454)	(1,062)
Changes in operating assets and liabilities:
Accounts receivable	22,096	(4,727)
Inventories	—	81,012
Prepaid expenses and other current assets	40,699	29,643
Accounts payable	(84,605)	287,639
Accrued warranty costs	—	(18,743)
Accrued compensation and related expenses	138,568	38,550
Accrued interest	29,585	278,325

Net cash used in operating activities	(2,232,478)	(1,145,497)

Investing Activities
Purchases of intangible assets	(73,942)	(24,372)
Purchases of property and equipment	(271,079)	(9,767)

Net cash used in investing activities	(345,021)	(34,139)

Financing Activities
Proceeds from private placement of common stock, net of cash paid for issuance costs	3,027,160	—
Restricted cash-investor funds	255,000	—
Deposits from investors	(255,000)	—
Proceeds from borrowings under convertible notes	—	1,321,500
Payment of deferred financing costs	(273,802)	(129,290)
Payment of related party notes payable	(60,000)	(60,000)
Repayments of note payable to officer	—	(30,000)
Payment of fees associated with exercise of warrants	—	(51,174)
Proceeds from exercise of options and warrants	—	999,600

Net cash provided by financing activities	2,693,358	2,050,636

Net change in cash and cash equivalents	115,859	871,000
Cash and cash equivalents, beginning of year	3,629,886	249,758

Cash and cash equivalents, end of year	$3,745,745	$1,120,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$15,100	$3,573

Income taxes	$1,600	$1,600

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred financing costs in connection with equity financings	$46,456	$74,518

Deferred financing costs offset against proceeds in additional paid in capital	$25,803	$—

Fair value of options issued to employee in lieu of cash bonus	$216,000	$—

Reduction of accrued offering costs in connection with February 2010 financing	$29,067	$—

Deferred financing costs in connection with convertible debt financing and debt modifications	$—	$11,944

Fair value of warrants to be issued as cost incurred in connection with warrant exercises	$—	$81,604

Estimated fair value of shares issued for services	$23,999	$—

Debt discount in connection with convertible debt financing	$—	$1,483,415

Conversion of debt and accrued interest to common stock	$—	$984,254

Reclassification of embedded conversion feature to equity	$—	$646,102

Accrued interest added to principal amount of debentures	$—	$79,582

Cashless exercise of warrants and stock options	$—	$110

Cumulative effect of accounting change to debt discount for derivative liabilities	$—	$2,595,095

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$—	$9,657,893

Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$—	$4,217,730

Reclassification of fixed assets to inventory	$60,228	$—

Reclassification of inventory to fixed assets	$—	$449,229

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Six Months Ended September 30, 2010 and 2009
Note 1. Management’s Representation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by CryoPort, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
Note 2. Organization and Summary of Significant Accounting Policies
The Company
CryoPort, Inc. (the “Company” or “we”) is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature of high value, temperature sensitive materials. The Company has developed cost-effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below minus 150° Celsius. These dry vapor shippers are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times with dry ice (assuming no re-icing during transit). The Company’s value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through its value-added services that offer a simple hassle-free solution for its customers. These value-added services include an internet-based web portal that enables the customer to conveniently initiate scheduling, shipping and tracking of the progress and status of a shipment, and provides in-transit temperature and custody transfer monitoring services of the shipper. The CryoPort service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to its customers at their pick up location.
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

The Company recently entered into its first strategic relationship with a global courier on January 13, 2010 when it signed an agreement with Federal Express Corporation (“FedEx”) pursuant to which the Company will lease to FedEx such number of its cryogenic shippers that FedEx will, from time to time, order for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System. On September 2, 2010, the Company entered into an agreement with DHL Express (USA), Inc. (“DHL”) that will give DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express® Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express® shipping solution. In connection with the agreement, the Company is integrating its proprietary web portal to DHL’s tracking and billing systems. Once this integration is completed, DHL life science customers will have a seamless way of shipping their critical biological material worldwide. The IT integration with DHL is expected to be completed in the Company’s third quarter of fiscal year 2011.
Going Concern
As reported in the Report of Independent Registered Public Accounting Firm on the Company’s March 31, 2010 and 2009 consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception. The Company has not generated significant revenues from operations and has no assurance of any future significant revenues. The Company generated revenues of $275,869, incurred a net loss of $2,838,625 and used cash from operations of $2,232,478 during the six months ended September 30, 2010. The Company generated revenues of $117,956, incurred a net loss of $5,651,561 and used cash from operations of $2,853,359 during the year ended March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
On February 25, 2010, the Company completed a public offering for net proceeds of approximately $3,742,097, which was used to fund the working capital required for minimal operations including limited shipper build up as well as limited sales efforts to advance the Company’s commercialization of the CryoPort Express® Shippers until additional capital was obtained. From August 2010 to October 2010, the Company conducted a private placement to institutional and accredited investors resulting in the issuance of units consisting of 5,532,418 shares of common stock and warrants to purchase 5,532,418 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $3,872,702 and net cash proceeds of $3,566,850 (of which the sale and issuance of 4,699,550 units closed during the quarter ended September 30, 2010, for gross cash proceeds of $3,289,701 and net cash proceeds of $3,027,160 — see Note 8 and Note 9). Each unit consisting of one share of common stock, and one warrant to purchase one additional share of common stock, was priced at $0.70. Certain investors that had invested in the Company’s public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase an aggregate of 448,333 shares of common stock in connection with this private placement. As a result of the private placement, the Company had aggregate cash and cash equivalents of $3,745,745 as of September 30, 2010. Management has estimated that cash on hand as of September 30, 2010 will be sufficient to allow the Company to continue its operations only into the first quarter of the Company’s fiscal year 2012. The Company’s management recognizes that the Company must obtain additional capital for the achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, when needed, will be available when required or upon terms acceptable to the Company.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, deferred tax assets and their accompanying valuations, valuation of derivative liabilities and valuation of common stock, warrants and stock options issued for products or services.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at September 30, 2010 and March 31, 2010. The difference between the fair value and recorded values of the related party notes payable is not significant.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Concentration of Credit Risk
Cash and cash equivalents
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with deposit coverage limits up to $250,000 per owner through January 1, 2014. At September 30, 2010, the Company had approximately $3,864,000 of cash balances, including restricted cash, which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.
Restricted cash
The Company has invested cash in a one year restricted certificate of deposit bearing interest at 1% which serves as collateral for borrowings under a line of credit agreement (see Note 3). At September 30, 2010 and March 31, 2010, the balance in the certificate of deposit was $90,858 and $90,404, respectively.
In addition, at September 30, 2010, the Company had $255,000 in restricted cash received from investors participating in the second closing of the Company’s private placement which occurred on October 14, 2010 (see Note 9). This restricted cash was recorded as a liability in the accompanying condensed consolidated financial statements.
Customers
The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Accounts receivable at September 30, 2010 and March 31, 2010 are net of reserves for doubtful accounts of approximately $3,100 and $1,600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
The Company has foreign revenues primarily in Europe, Canada, India and Australia. During the three and six month periods ended September 30, 2010, the Company had foreign sales of approximately $39,000 and $96,000, respectively, which constituted approximately 31% and 35% of revenues, respectively. During the three and six months ended September 30, 2009, the Company had foreign sales of approximately $2,000 and $11,000, respectively, which constituted approximately 26% and 48% of revenues, respectively.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. Net revenues for the three and six months ended September 30, 2010 from Lifetechnologies, BD Biosciences and CDx Holdings, Inc. accounted for 11%, 14% and 42%, and 10%, 13%, and 53%, respectively, of our total net revenues. At September 30, 2009, there were no significant customer concentrations. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.
Inventory
The Company’s inventory consists of accessories that are sold and shipped to customers along with pay-per-use containers and are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method.
In fiscal year 2010, the Company changed its operations and now provides shipping containers to its customers and charges a fee in exchange for the use of the container. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time. The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result of the Company’s change in business strategy, during the quarter ended September 30, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the per-use container program.
Property and Equipment
Property and equipment are recorded at cost. Cryogenic Shippers, which comprise 81% of the Company’s net property and equipment balance, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation expense.
Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.
Depreciation and amortization expense for property and equipment for the three and six months ended September 30, 2010 was $37,861 and $70,344, respectively, and $16,397 and $33,745 for the three and six months ended September 30, 2009, respectively.
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
Amortization expense for intangible assets for the three and six months ended September 30, 2010 was $18,900 and $39,352, respectively, and $14,966 and $29,120 for the three and six months ended September 30, 2009, respectively. All of the Company’s intangible assets are subject to amortization.
Long-lived Assets
If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value of the asset to its carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at September 30, 2010 or March 31, 2010.

Deferred Financing Costs
Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method, or netted against the gross proceeds received from equity financing. During the three and six month periods ended September 30, 2010, the Company capitalized deferred financing costs of $80,363 and $90,363, respectively, of which $36,207 was in connection with the private placement which closed in August 2010 and charged to paid-in capital. The remaining capitalized amounts will be reclassified to paid-in capital and netted against the proceeds of the second closing of the private placement which occurred on October 14, 2010 (see Note 9). Amortization of deferred financing costs was $0 for the three and six months ended September 30, 2010. Amortization of deferred financing costs was $17,675 and $25,579 for the three and six months ended September 30, 2009, respectively.
Additionally, during the six months ended September 30, 2010, the Company made payments of $255,698 in connection with deferred financing fees related to the February 2010 public offering.
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
Supply Concentration Risks
The component parts for our products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at its corporate offices in Lake Forest, California, where the Company is capable of manufacturing certain parts and fully assembles its products. Most of the components that the Company uses in the manufacture of its products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately; however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers. Should this occur, the Company believes that with its current level of shippers and production rate the Company has enough components to cover a maximum four to six week disruption gap in production.
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
Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at September 30, 2010 and March 31, 2010 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.
Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the six months ended September 30, 2010 and 2009.
Plan Descriptions
The Company maintains two stock option plans, the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year terms. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 1,136 shares available for future issuances as of September 30, 2010.

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. As of September 30, 2010, the Company has 105,179 shares available for future Awards under the Plan.
In addition to the stock options issued pursuant to the Company’s two stock option plans, in prior years the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms. At September 30, 2010 there were 16,667 warrants outstanding subject to vesting conditions.
Summary of Assumptions and Activity
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the six months ended September 30, 2010 and 2009:

	September 30,	September 30,
	2010	2009
Stock options and warrants:
Expected term (in years)	3.50 – 6.48	4.75 – 5.00
Expected volatility	142% – 179%	195% – 197%
Risk-free interest rate	0.77% – 3.32%	2.43% – 2.58%
Expected dividends	N/A	N/A
A summary of employee and director options and warrant activity for the six month period ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at April 1, 2010	555,203	$6.22
Granted	1,296,832	$0.72
Exercised	—	$—
Forfeited	—	$—

Outstanding and expected to vest at September 30, 2010	1,852,035	$2.37	8.59	$107,269

Exercisable at September 30, 2010	886,117	$3.66	7.46	$53,669

For the six months ended September 30, 2010 and 2009, the following represents the Company’s weighted-average fair value of options and warrants granted:

		Weighted
		Average
		Fair Value
		of
		Options and
Period Ended:	Granted	Warrants

September 30, 2010	1,296,832	$0.69

September 30, 2009	31,000	$4.97

There were no warrants and 1,260,032 stock options granted to employees and directors during the three months ended September 30, 2010 and no warrants and 1,296,832 stock options granted to employees and directors during the six months ended September 30, 2010. There were no warrants and 10,000 stock options granted to employees and directors during the three months ended September 30, 2009 and 21,000 warrants and 10,000 stock options granted to employees and directors during the six months ended September 30, 2009. In connection with the warrants and options granted and the vesting of prior warrants issued, during the three and six months ended September 30, 2010, the Company recorded total charges of $185,440 and $296,947, respectively, and during the three and six months ended September 30, 2009, the Company recorded total charges of $47,288 and $190,462, respectively, all of which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.
As of September 30, 2010, there was $824,830 of total unrecognized compensation cost related to non-vested stock options and warrants which is expected to be recognized over a remaining weighted average vesting period of 2.30 years.
There were no exercises of warrants and options during the six months ended September 30, 2010. The aggregate intrinsic value of stock options and warrants exercised during the six months ended September 30, 2009 was $60,690.
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
During the six months ended September 30, 2010, the Company granted an aggregate of 40,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.89 to a consultant for services to be rendered through March 31, 2011. Of the total warrants, 20,000 warrants vested upon issuance with a fair value of $36,090 and 20,000 warrants will vest based upon attainment of certain deliverables throughout the year and will be valued accordingly at each interim reporting date until the deliverables are completed. The Company recognized an aggregate of $1,937 and $42,497 in expense related to these warrants for the three and six month periods ended September 30, 2010, respectively.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued an interpretation which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with current guidance. The updated guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. The Company did not record any unrecognized tax benefits upon adoption of the accounting for uncertainty in income taxes. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the six months ended September 30, 2010 and 2009, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 11,809,344 and 10,868,113 for the three and six month periods ended September 30, 2010, respectively, and 6,657,288 and 6,703,958 for the three and six month periods ended September 30, 2009, respectively.
Segment Reporting
We currently operate in only one segment.
Recent Accounting Pronouncements
In August 2010, the FASB issued amended guidance on measuring liabilities at fair value, and provided clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles under current guidance for fair value measurement. The amended guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.
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
Level 2 — Valuations based on observable inputs (other than Level 1 inputs), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
The Company classifies its restricted cash balances as Level 2 inputs. At September 30, 2010 and March 31, 2010 the balance in the restricted cash account was $345,858 and $90,404, respectively.

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
The following table presents the Company’s warrants measured at fair value on a recurring basis as of September 30, 2010 and March 31, 2010 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	September 30, 2010	March 31, 2010
(unaudited)
Derivative liabilities	$91,490	$334,363

See Note 6 for additional information on the fair value of the Company’s derivative liabilities.
The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

Level 3
Carrying Value
September 30, 2010
Balance at April 1	$334,363
Cumulative effect of change in accounting principle	—
Issuance of warrants	—
Issuance of convertible notes	—
Conversions of notes	—
Change in fair value of derivative liabilities	(242,873)

Balance at September 30	$91,490

Note 3. Line of Credit
On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West. During October 2010, the Company secured a one-year renewal of the Line for a reduced amount of $90,000 which is secured by a $90,000 Certificate of Deposit with Bank of the West (see Note 9). All borrowings under the revolving line of credit bear variable interest based on either the prime rate plus 1.5% per annum (totaling 4.75% as of September 30, 2010) or 5.0%, whichever is higher. The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® One-Way Shipper. As of September 30, 2010 and March 31, 2010, the outstanding balance of the Line was $90,375 and $90,388, respectively, including accrued interest of $375 and $388, respectively. During the three and six months ended September 30, 2010, the Company recorded interest expense of $1,150 and $2,288, respectively, and $930 and $1,840 for the three and six months ended September 30, 2009, respectively, related to the Line. No funds were drawn against the Line during the six months ended September 30, 2010 and 2009.
Note 4. Related Party Transactions
Related Party Notes Payable
As of September 30, 2010 and March 31, 2010, the Company had aggregate principal and interest balances of $1,597,854 and $1,628,256, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of September 30, 2010, the aggregate principal payments totaled $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $14,574 and $29,598 for the three and six months ended September 30, 2010, respectively, and $16,344 and $33,138 for the three and six months ended September 30, 2009, respectively. Accrued interest, which is included in related party notes payable in the accompanying unaudited condensed consolidated balance sheets, related to these notes amounted to $648,354 and $618,756 as of September 30, 2010 and March 31, 2010, respectively. As of September 30, 2010, the Company had not made the required payments under the related-party notes which were due on July 1, August 1, and September 1, 2010. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On October 15, 2010, the Company paid the July 1 note payments due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.
Note Payable to Former Officer
In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008. The note and a portion of the accrued interest was paid in March 2010 and the remaining accrued interest of $11,996 was paid in August 2010. Interest expense related to this note was $11,996 for the three and six months ended September 30, 2010, and $2,412 and $4,788 for the three and six months ended September 30, 2009, respectively. In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 30, 2009, Mr. Berry resigned his position from the Board.
Consulting Agreement with Former Officer
On March 1, 2009, the Company entered into a Consulting Agreement with Peter Berry, the Company’s former Chief Executive Officer. Mr. Berry provided the Company with consulting services as an independent contractor, for a ten (10) month period from March 1, 2009 through December 31, 2009, as an advisor to the Chief Executive Officer and the Board of Directors. Related-party consulting fees for these services were $90,000 and $176,670 for the three and six months ended September 30, 2009, respectively.
Related Party Legal Services
Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee. From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors. Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board. In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month. There were no amounts paid to Mr. Cannon during the three and six months ended September 30, 2010. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the three and six months ended September 30, 2009 was approximately $7,000 and $34,000, respectively. At September 30, 2010 and March 31, 2010, $0 and $7,788, respectively, of deferred board fees was included in accrued compensation and related expenses in the accompanying unaudited and audited condensed consolidated balance sheets, respectively. During the six months ended September 30, 2009, Mr. Cannon was granted a total of 2,558 warrants with an average exercise price of $5.90 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Mr. Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company.
Consulting Agreement with Officers
On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provided the Company financial and accounting consulting services comprised of SEC and financial reporting including S-1 filings, budgeting and forecasting and finance and accounting systems implementations and conversions. Related-party consulting fees for all services provided by The Gilson Group, LLC, including a monthly retainer for the Chief Financial Officer, were approximately $84,000 and $229,000 for the three and six months ended September 30, 2010, respectively, and approximately $51,000 for the three and six months ended September 30, 2009.

Note 5. Convertible Notes Payable
The Company’s convertible debenture balances are shown below:

	September 30,	March 31,
	2010	2010
	(unaudited)
October 2007 Debentures	$3,150,975	$3,150,975
May 2008 Debentures	79,593	79,593

	3,230,568	3,230,568
Debt discount	(477,628)	(728,109)

Total convertible debentures, net	$2,752,940	$2,502,459

Short-term:
Current portion of convertible debentures payable, net of discount of $385,580 at September 30, 2010 and $0 at March 31, 2010	$1,014,420	$200,000
Long-term:
Convertible debentures payable, net of current portion and discount of $92,048 at September 30, 2010 and $728,109 at March 31, 2010	1,738,520	2,302,459

Total convertible debentures, net	$2,752,940	$2,502,459

The October 2007 and May 2008 debentures (together herein referred to as the “Debentures”) are convertible into shares of the Company’s common stock at a price of $3.00 per share. The Debentures bear interest at 8%. Future interest of $163,573 (in the aggregate) that accrues on the outstanding principal balance from July 1, 2010 (the date to which accrued interest was previously added to principal) to March 1, 2011 was added to the principal balance of the debentures in February 2010, with a corresponding increase to the debt discount which is amortized over the remaining life of the debt. The Company is not obligated to make any principal or additional interest payments until March 1, 2011 with respect to the outstanding balances of the Debentures, at which time the Company will be obligated to start making monthly principal payments of $200,000 plus accrued interest for a period of seventeen (17) months with a final balloon payment due on August 1, 2012.
During the three and six months ended September 30, 2010, the Company recognized an aggregate of $128,916 and $250,481 in interest expense, respectively, due to amortization of debt discount related to the warrants, beneficial conversion features and implied interest associated with the Company’s outstanding convertible notes payable. During the three and six months ended September 30, 2009, the Company recognized an aggregate of $1,468,879 and $3,737,569 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding convertible notes payable.
Note 6 — Derivative Liabilities
In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable are accounted for as derivative liabilities because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of September 30, 2010 and March 31, 2010 the Company had derivative warrant liabilities of $91,490 and $334,363, respectively.
During the three and six months ended September 30, 2010, the Company recognized aggregate gains of $126,345 and $242,873, respectively, and aggregate losses of $4,535,848 and $1,401,550 for the three and six months ended September 30, 2009, respectively, due to the change in fair value of its derivative instruments. See Note 2 — Organization and Summary of Significant Accounting Policies — Fair Value Measurements, for the components of changes in derivative liabilities.
The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30,	March 31,
	2010	2010
Expected dividends	—	—
Expected term (in years)	3.50 – 4.22	3.50 – 5.00
Risk-free interest rate	0.64% – 1.79%	1.42% – 2.69%
Expected volatility	138% – 189%	178% – 204%

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
Note 7. Commitments and Contingencies
Lease Commitments
On July 2, 2007, the Company entered into a lease agreement with Viking Investors — Barents Sea, LLC (Lessor) for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease required base lease payments of approximately $10,000 per month plus operating expenses. In connection with the lease agreement, the Company issued to the lessor a warrant to purchase 1,000 shares of common stock at an exercise price of $15.50 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company capitalized and amortized the value of the warrant over the life of the lease and recorded the unamortized value of the warrant in other long-term assets. For the three and six months ended September 30, 2009 the Company recognized warrant amortization of $1,776 and $2,970, respectively. On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009. In June 2010, Company entered into the third amendment to the lease for its manufacturing and office space. The amendment extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at anytime as of December 31, 2012 and adjusted the base lease payments to a range over the life of the agreement of $7,010 per month to $8,911 per month plus operating expenses.
On April 15, 2010, the Company entered into office service agreements with Regus Management Group, LLC (Lessor) for five (5) executive offices located at 402 West Broadway, San Diego, CA 92101. The office service agreements are for periods ranging from 3 to 7 months ending October 31, 2010, and subject to automatic renewal unless terminated with 90 days prior notice. The office service agreements require aggregate base lease payments of approximately $5,100 per month.
Total rental expense was approximately $32,000 and $78,000 for the three and six months ended September 30, 2010 and $42,000 and $85,000 for the three and six months ended September 30, 2009, respectively.
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
In connection with the Company’s agreement with FedEx pursuant to which the Company leases to FedEx its cryogenic shippers, the Company has agreed to indemnify and hold harmless FedEx, its directors, officers, employees and agents from and against any and all claims, demands, causes of action, losses, damages, judgments, injuries and liabilities, including payment of attorney’s fees. In addition, the Company has agreed to indemnify, defend and hold harmless FedEx, its Affiliates (including the corporate patent company), directors, officers, employees and agents from and against any and all Claims by third parties based on an allegation that the use of the Company’s shippers infringes on any United States or foreign intellectual property right of such third parties, including any potential royalty payments and other costs and damages, reasonable attorneys’ fees and out-of-pocket expenses reasonably incurred by FedEx. The duration of these indemnities survive the termination or expiration of the agreement.

Note 8. Equity
Common Stock
In April 2010, the Company issued 13,636 shares of unrestricted common stock in lieu of fees paid to a consultant for services incurred in fiscal year 2010 pursuant to the Company’s Form S-8 filed on April 27, 2010. These shares were issued at a value of $1.76 per share for a total cost of $23,999 which was included in accounts payable and selling, general and administrative expenses as of and for the year ended March 31, 2010.
During August 2010, the Company closed its first round of a private placement financing to institutional and accredited investors resulting in the issuance of units consisting of 4,699,550 shares of common stock and warrants to purchase 4,699,550 shares of common stock at an exercise price of $0.77 per share, for gross cash proceeds of $3,289,701 and net cash proceeds of $3,027,160. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. Certain investors that had invested in the Company’s public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase an aggregate of 448,333 shares of common stock in connection with this private placement. The fair market value of the warrants issued to prior investors of $307,794 was based on the Black-Scholes pricing model and recorded to paid-in capital and offset against the proceeds of the financing with no net effect on equity. In connection with the closing of this first round of financing, the Company paid a 7% fee to the placement agents of $230,279 and issued warrants to purchase 657,940 shares of the Company’s common stock, at an exercise price of $0.77, which are immediately exercisable and have a term of five years. The fair market value of the warrants issued to the placement agents of $449,938 was based on the Black-Scholes pricing model and was recorded to paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company incurred additional legal and accounting fees of $36,207 in connection with the first round of financing, of which $25,803 is included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.
During September 2010, the Company received investor proceeds of $255,000 related to the October 14, 2010 closing on the Company’s second round of its private placement financing, which is recorded as restricted cash and a liability at September 30, 2010 in the accompanying unaudited condensed consolidated balance sheet (see Note 9).
During September 2010, the Company received a $29,067 credit for certain deferred financing fees which were reclassed to additional paid in capital during the year ended March 31, 2010, and offset against the proceeds related to the February 2010 public offering.
Warrants and Options
In May 2010, the Company granted 40,000 warrants to a consultant to purchase shares of the Company’s common stock with an exercise price of $1.89. Of the 40,000 warrants, 20,000 warrants with a fair value of $36,030 vested upon issuance and the remaining 20,000 shares vest upon completion of certain key milestones throughout the year (see Note 2).
On August 20, 2010, the Company closed the first round of a private placement financing to institutional and accredited investors resulting in the issuance of units consisting of shares of common stock and warrants to purchase shares of common stock (see Common Stock section above and Note 9).
During the six months ended September 30, 2010, stock options to purchase a total of 1,296,832 shares of the Company’s common stock with a weighted average fair value of $0.69 per share were granted to employees and directors (see Note 2). Included in this amount were stock options to purchase 362,232 shares of the Company’s common stock issued to the Company’s Chief Executive Officer in lieu of a cash bonus for fiscal year 2010. As of and for the year ended March 31, 2010, this bonus was included in accrued compensation and related expenses and selling, general and administrative expenses.

Note 9. Subsequent Events
On October 14, 2010, the Company closed on its second round of a private placement financing of its securities to certain institutional and accredited investors that commenced in August 2010. In connection with the second closing of the private placement financing, the Company received aggregate gross proceeds of $583,001 and net cash proceeds of $539,690. The investors purchased an aggregate of 832,868 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.77 per share. The warrants are immediately exercisable and have a term of five years. In connection with this second round of financing, the Company paid a 7% fee to the placement agents of $40,811 and issued a warrant to purchase 116,602 shares of Common Stock, at an exercise price of $0.77 per share which are immediately exercisable and have a term of five years.
Pursuant to the Registration Rights Agreement, on October 19, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission registering the resale of the 12,287,711 shares of common stock issued to the investors that participated in both the first closing of the private placement during August 2010 and the second closing of the private placement during October 2010, and the shares of common stock underlying the warrants issued to the investors and placement agents in both closings.
On October 19, 2010, the Company secured a one-year renewal of the Line of Credit for the amount of $90,000 which is secured by a $90,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on either the prime rate plus 1.5% per annum (totaling 4.75% as of September 30, 2010) or 5.0%, whichever is higher.
Effective November 1, 2010, the Company entered into a Second Amendment to Master Consulting and Engineering Services Agreement (the “Second Amendment”) with KLATU Networks, LLC (“KLATU”), which amends the Master Consulting and Engineering Services Agreement between the parties dated as of October 9, 2007 (the “Agreement”), as amended by the First Amendment to Master Consulting and Engineering Services Agreement between the parties dated as of April 23, 2009. The parties entered into the Second Amendment to clarify their mutual intent and understanding that all license rights granted to the Company under the Agreement, as amended, shall survive any termination or expiration of the Agreement. In addition, in recognition that the Company has paid KLATU less than the market rate for comparable services, the Second Amendment provides that if the Company terminates the Agreement without cause, which the Company has no intention of doing, or liquidates, KLATU shall be entitled to receive additional consideration for its services provided from the commencement of the Agreement through such date of termination, which additional compensation shall not be less than $2 million plus two times the “cost of work” (as defined in the Agreement). Any such additional compensation would be payable in three equal installments within 12 months following the date the amount of such additional compensation is determined. Finally, the Second Amendment clarifies the scope of the licenses granted to the Company under the Agreement and the limitations with respect to the ability of KLATU to directly or indirectly develop or commercialize, or grant to any affiliate or third party the right to directly or indirectly develop or commercialize, any technology or services or products competitive with the “developed technology” within the “field of use”, each as defined in the Agreement, as amended.

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
General Overview
The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2010 (unaudited) and the consolidated balance sheet as of March 31, 2010 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2010 and 2009, the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2010 and 2009 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2010 and 2009 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.
We are a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature, of high value, temperature sensitive materials. We have developed cost effective reusable cryogenic transport containers (referred to as “shippers”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below minus 150° Celsius. These dry vapor shippers are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times with dry ice.

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
We have incurred losses since inception and had an accumulated deficit of $48,782,434 through September 30, 2010.
Results of Operations
Three months ended September 30, 2010 compared to three months ended September 30, 2009:
Revenues. Net revenues were $124,409 for the three months ended September 30, 2010, as compared to net revenues of $8,478 in the same period of the prior year, an increase of $115,931 or 1,367%. The increase of $115,931 is the result of our continued focus on our current business plan, the per-use leasing of shipping containers and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.
Gross loss and cost of revenues. Gross loss for the three month period ended September 30, 2010 was 204% of net revenues, or $253,808, compared to 1,991% of net revenues, or $168,789, for the three month period ended September 30, 2009. The decrease in gross loss as a percentage of net revenues for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 was primarily the result of the increase in revenues from per-use leasing of the shipping containers. The increase in cost of revenues from $177,267 for the three month period ended September 30, 2009, to $378,217 for the three month period ended September 30, 2010, is primarily the result of increased net revenues. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.
Selling, general and administrative expenses. Selling, general and administrative expenses were $1,114,304 for the three month period ended September 30, 2010 as compared to $779,193 for the three month period ended September 30, 2009. The $335,111 increase in expenses over prior year was due to a $214,527 or 31% increase in general and administrative expenses from $685,524 for the three month period ended September 30, 2009 to $900,051 for the three month period ended September 30, 2010, and by a $120,584 or 129% increase in sales and marketing expenses from $93,669 for the three month period ended September 30, 2009 to $214,253 for the three month period ended September 30, 2010. The increase in general and administrative expenses was primarily due to increases in stock compensation expense, salaries expense due to the addition of two employees and estimated bonus accrual for fiscal year 2011, legal expenses related to securities advice, travel expense associated with our private placement financing and strategic partnering activities, director fees and San Diego facility rent. These increases were partially offset by decreases in audit and accounting fees and outside consulting fees. The increase in sales and marketing expenses reflected our increased focus on market development and related promotional activities and sales ramp up of the CryoPort Express® System.

Research and development expenses. Research and development expenses increased by $21,448 or 23% to $114,514 for the three month period ended September 30, 2010 as compared to $93,066 for the three month period ended September 30, 2009. The increase in research and development expenses of $21,448 is due primarily to the costs associated with the continued development of the Internet-based web portal that enables the customer to initiate and monitor the progress of a shipment.
Interest expense. Interest expense decreased $1,452,607 to $157,452 for the three month period ended September 30, 2010 as compared to $1,610,059 for the three month period ended September 30, 2009. The decrease in interest expense compared to the prior year period was primarily due to the conversion of our convertible notes payable of $1,381,500 and a portion of our convertible debentures of $2,714,430 into common stock in February 2010, and the corresponding reduction in debt discount amortization and interest expense. Interest expense for the three months ended September 30, 2010 included accrued interest on our Related Party notes payable of $14,574 and amortization of debt discount of $128,916. Interest expense for the three months ended September 30, 2009 included $1,468,879 of amortized debt discount, $17,675 of amortized financing fees, and $123,506 of accrued interest primarily related to the convertible debentures issued in October 2007 and May 2008 and the Private Placement Debentures that were issued during the fiscal quarter ended September 30, 2009.
Interest income. The Company recorded interest income of $3,912 for the three month period ended September 30, 2010 as compared to $2,233 for the three month period ended September 30, 2009. Current quarter interest income included the impact of increased cash balances related to the funds received in connection with the Company’s August and October 2010 financings. Prior year interest income included interest earned on cash balances related to the funds received in connection with the convertible notes payable issued in March through September 2009.
Change in fair value of derivative liabilities. The Company recognized a gain on the change in fair market value of derivatives of $126,345 during the three months ended September 30, 2010 compared to a loss of $4,535,848 in the three months ended September 30, 2009. The gain of $126,345 for the three months ended September 30, 2010 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price. The prior year loss, which was the result of an increase in the value of our warrant derivatives and the embedded conversion feature derivatives related to our debt, was due primarily to an increase in our stock price during the three months ended September 30, 2009.
Net Loss. As a result of the factors described above, the net loss for the three months ended September 30, 2010 decreased by $5,676,501 to $1,509,821 or ($0.15) per share compared to a net loss of $7,186,322 or ($1.56) per share for the three months ended September 30, 2009.
Six months ended September 30, 2010 compared to six months ended September 30, 2009:
Revenues. Net revenues were $275,869 for the six months ended September 30, 2010, as compared to $22,181 for the six months ended September 30, 2009. The increase of $253,688 or 1,144% was the result of our current business plan focusing on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.
Gross loss and cost of revenues. Gross loss for the six months ended September 30, 2010 was 180% of net revenues, or $496,883 as compared to 1,372% of net revenues, or $304,263, for the six months ended September 30, 2009. The increase in gross loss in absolute dollars and the decrease in gross loss as a percentage of net revenues for the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily the result of the increase in net revenues from the per-use leasing of the shipping containers. The increase in cost of revenues from $326,444 for the six month period ended September 30, 2009 to $772,752 for the six month period ended September 30, 2010, was primarily the result of increased net revenues. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,057,569 for the six months ended September 30, 2010, as compared to $1,507,502 for the six months ended September 30, 2009. The $550,067 increase in expenses over prior year was due to a $328,663 or 25% increase in general and administrative expenses from $1,313,284 for the six month period ended September 30, 2009, to $1,641,947 for the six month period ended September 30, 2010, and by a $221,404 or 114% increase in sales and marketing expenses from $194,218 for the six month period ended September 30, 2009, to $415,622 for the six month period ended September 30, 2010. The increase in general and administrative expenses was due to increased salaries expense from the addition of two employees and estimated bonus accrual for fiscal year 2011, legal and travel expense associated with our strategic partnering activities, accounting and investor relations expense, director fees and San Diego facility rent. These increases were partially offset by decreases in consulting fees (partially related to the increase in salaries expense), audit and SEC fees. The increase in sales and marketing expenses reflected our focus on market development and sales ramp up of the CryoPort Express® System.
Research and development expenses. Research and development expenses were $236,635 for the six months ended September 30, 2010, as compared to $180,791 for the six months ended September 30, 2009. The increase in research and development expenses of $55,844 was due primarily to the costs associated with the continued development of the Internet-based web portal that enables the customer to initiate and monitor the progress of a shipment.
Interest expense. Interest expense was $296,160 for the six months ended September 30, 2010, as compared to $4,143,256 for the six months ended September 30, 2009. The decrease in interest expense compared to the prior year period was primarily due to the conversion of our convertible notes payable of $1,381,500 and a portion of our convertible debentures of $2,714,430 into common stock in February 2010, and the corresponding reduction in debt discount amortization and interest expense. Interest expense for the six months ended September 30, 2010 included accrued interest on our Related Party notes payable $29,598 and amortization of the debt discount $250,481. Interest expense for the six months ended September 30, 2009 included $3,737,569 of amortized debt discount, $25,579 of amortized financing fees, and $380,108 of accrued interest, primarily related to the convertible debentures issued in October 2007, May 2008 and the Private Placement Debentures that were issued during the six month period ended September 30, 2009. These increases were partially offset by a reduction in interest expense for related party notes payable and notes payable to officers as the result of the payments made against the principal note balances.
Interest income. Interest income was $7,349 for the six month period ended September 30, 2010 as compared to $3,714 for the six month period ended September 30, 2009. Current interest income included the impact of increased cash balances related to the funds received in connection with the Company’s August 2010 financing and the February 25, 2010 public offering. Prior year interest income included the impact of increased cash balances related to the funds received in connection with the convertible notes payable issued in March through September 2009.
Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $242,873 for the six months ended September 30, 2010, compared to a loss of $1,401,550 for the six months ended September 30, 2009. The gain of $242,873 for the six months ended September 30, 2010 was the result of a decrease in the fair value of our warrant derivatives, due primarily to a decrease in our stock price. The loss of $1,401,550 for the six months ended September 30, 2009, which was the result of an increase in the value of our warrant derivatives and the embedded conversion feature derivatives related to our debt, was due primarily to an increase in our stock price.
Net loss. As a result of the factors described above, net loss for the six months ended September 30, 2010 decreased by $4,697,420 to $2,838,625 or ($0.31) per share compared to a net loss of $7,536,045 or ($1.69) per share for the six months ended September 30, 2009.
Liquidity and Capital Resources
As of September 30, 2010, we had cash and cash equivalents of $3,745,745 and working capital of $1,993,844. Our working capital at September 30, 2010 included $91,490 of derivative liabilities, the balance of which represented the fair value of warrants issued to consultants and convertible note holders which were reclassified from equity during our fiscal year 2010. As of March 31, 2010, we had cash and cash equivalents of $3,629,886 and working capital of $1,994,934. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2005 through June 2010, we have received net proceeds of approximately $15.7 million from sales of our common stock and the issuance of promissory notes, warrants and debt. From August 2010 to October 2010, we conducted a private placement financing to institutional and accredited investors resulting in the issuance of units consisting of 5,532,418 shares of common stock and warrants to purchase 5,532,418 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $3,872,702 and net cash proceeds of $3,566,850 (of which gross cash proceeds of $3,289,701 and net cash proceeds of $3,027,160 were received during the quarter ended September 30, 2010). Each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. Certain investors that had invested in our public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase 448,333 shares of common stock in connection with this private placement. We paid a 7% fee to the placement agents in the aggregate amount of $271,089 and issued warrants to purchase an aggregate of 774,542 shares of our common stock, at an exercise price of $0.77, which are immediately exercisable and have a term of five years. We incurred additional legal and accounting fees of $36,207 in connection with the first round of financing. See Note 8 and Note 9 in the unaudited condensed consolidated financial statements.

For the six months ended September 30, 2010, we used $2,232,478 of cash for operations primarily as a result of the net loss of $2,838,625 which included a non-cash gain of $242,873 due to the change in valuation of our derivative liabilities and non-cash expenses of $250,481 and $339,444 due to discount amortization related to our convertible debt instruments and the fair value of stock options and warrants, respectively. Offsetting the cash impact of our net operating loss (excluding non-cash items), was an increase in accrued compensation of $138,568 related to our staff increases and estimated bonuses for fiscal year 2011 and a decrease of $40,699 in prepaid expenses. These items were offset primarily due to a decrease in accounts payable of $84,605.
Net cash used in investing activities totaled $345,021 during the six months ended September 30, 2010, and was attributable to the purchase of property and equipment of $271,079 and the purchase of intangible assets of $73,942.
Net cash provided by financing activities totaled $2,693,358 during the six months ended September 30, 2010, which resulted from the $3,027,160 net proceeds received from the first closing of our private placement which occurred in August 2010 and partially offset by payments of deferred financing fees and related party notes payable. In addition, we received $255,000 in connection with the second round of a private placement financing, which closed October 14, 2010. As such, the $255,000 is restricted cash at September 30, 2010 and recorded as a liability to investors.
On October 19, 2010, we secured a one-year renewal of our Line of Credit for the amount of $90,000 which is secured by a $90,000 Certificate of Deposit with Bank of the West. All borrowings under our revolving line of credit bear variable interest based on either the prime rate plus 1.5% per annum (totaling 4.75% as of September 30, 2010) or 5.0%, whichever is higher.
As a result of the private placement, we had aggregate cash and cash equivalents of $3,745,745 as of September 30, 2010. Management has estimated that cash on hand as of September 30, 2010 will be sufficient to allow us to continue our operations only into the first quarter of our fiscal year 2012. Our management recognizes that we must obtain additional capital for the achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, when needed, will be available when required or upon terms acceptable to us.
Recent Accounting Pronouncements
In August 2010, the FASB issued amended guidance on measuring liabilities at fair value and provided clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles under current guidance for fair value measurement. The amended guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

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
A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure as of September 30, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.
All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 1.50% or 5.0%, whichever is higher. As of September 30, 2010, we had $90,375 outstanding under our Revolving Credit Facility. The interest rate at September 30, 2010 was 5.0%. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a near term change in interest rates.
The above only incorporates those exposures that existed as of September 30, 2010, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4T.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2010, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiary) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
Our principal executive officer and principal financial officer also evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting, and concluded that there were no significant changes in our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
A smaller reporting company is not required to provide any information in response to this Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During August 2010, the Company closed its first round of a private placement financing to institutional and accredited investors resulting in the issuance of units consisting of 4,699,550 shares of common stock and warrants to purchase 4,699,550 shares of common stock at an exercise price of $0.77 per share, for gross cash proceeds of $3,289,701 and net cash proceeds of $3,027,160. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. Certain investors that had invested in the Company’s public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase an aggregate of 448,333 shares of common stock in connection with this private placement. In connection with this first round of financing, the Company paid a 7% fee to the placement agents of $230,279 and issued warrants to purchase 657,940 shares of the Company’s common stock, at an exercise price of $0.77, which are immediately exercisable and have a term of five years.
The issuance of the securities of the Company in the above transaction was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. With respect to the transaction listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or pursuant to an exemption there from.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	[Removed and Reserved]
None

Item 5.	Other Information
None

Item 6.	Exhibits
Exhibit Index

10.31	Agreement with Federal Express Corporation and Cryoport, Inc. dated January 13, 2010.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions omitted pursuant to a request of confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.
Dated: November 9, 2010	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman,
Chief Executive Officer

Dated: November 9, 2010	By:	/s/ Catherine M. Doll
Catherine M. Doll, Chief Financial Officer
(signed as both an officer duly authorized to sign on behalf of the Registrant and principal financial officer and Chief Accounting Officer)