Form 10-Q
period 2010-12-31
Cryoport, Inc.
filed 2011-02-22
CIK 1124524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 001-34632

CryoPort, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of	88-0313393 (IRS Employer Identification No.)
Incorporation or Organization)

20382 BARENTS SEA CIRCLE, LAKE FOREST, CA (Address of Principal Executive Offices)	92630 (Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 17, 2011 the Company had 26,723,426 shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CRYOPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,710,976	$3,629,886
Restricted cash	91,024	90,404
Accounts receivable, net of allowances of $3,200 at December 31, 2010 and $1,600 at March 31, 2010	35,924	81,036
Inventories	59,863	—
Other current assets	213,303	104,014

Total current assets	3,111,090	3,905,340
Property and equipment, net	679,487	559,241
Intangible assets, net	346,232	311,965

Total assets	$4,136,809	$4,776,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$407,498	$823,653
Accrued compensation and related expenses	253,017	312,002
Current portion of convertible debentures payable, net of discount	1,704,065	200,000
Line of credit and accrued interest	90,388	90,388
Current portion of related party notes payable	140,000	150,000
Derivative liabilities	57,503	334,363

Total current liabilities	2,652,471	1,910,406
Related party notes payable and accrued interest, net of current portion	1,441,968	1,478,256
Convertible debentures payable, net of current portion and discount	1,184,146	2,302,459

Total liabilities	5,278,585	5,691,121

Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,682,673 and 8,136,619 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	13,683	8,137
Additional paid-in capital	49,083,611	45,021,097
Accumulated deficit	(50,239,070)	(45,943,809)

Total stockholders’ deficit	(1,141,776)	(914,575)

Total liabilities and stockholders’ deficit	$4,136,809	$4,776,546

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$99,569	$20,707	$375,438	$42,888
Cost of revenues	256,523	132,418	1,029,275	458,862

Gross loss	(156,954)	(111,711)	(653,837)	(415,974)

Operating expenses:
Selling, general and administrative	1,080,768	690,043	3,138,337	2,197,545
Research and development	105,020	89,426	341,655	270,217

Total operating expenses	1,185,788	779,469	3,479,992	2,467,762

Loss from operations	(1,342,742)	(891,180)	(4,133,829)	(2,883,736)
Other income (expense):
Interest income	3,547	2,834	10,896	6,548
Interest expense	(151,428)	(1,169,337)	(447,588)	(5,312,593)
Loss on sale of property and equipment	—	—	—	(797)
Change in fair value of derivative liabilities	33,987	4,508,352	276,860	3,106,802

Total other income (expense), net	(113,894)	3,341,849	(159,832)	(2,200,040)

Income (loss) before income taxes	(1,456,636)	2,450,669	(4,293,661)	(5,083,776)
Income taxes	—	—	1,600	1,600

Net income (loss)	$(1,456,636)	$2,450,669	$(4,295,261)	$(5,085,376)

Net income (loss) per common share:
Basic	$(0.11)	$0.50	$(0.40)	$(1.10)

Diluted	$(0.11)	$0.26	$(0.40)	$(1.10)

Weighted average common shares outstanding:
Basic	13,564,985	4,911,756	10,669,173	4,608,211

Diluted	13,564,985	6,577,322	10,669,173	4,608,211

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	December 31,
	2010	2009
Operating Activities
Net loss	$(4,295,261)	$(5,085,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,295	101,488
Amortization of deferred financing costs	—	81,756
Amortization of debt discount	385,752	4,806,547
Fair value of stock issued to consultants	—	166,094
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	391,315	558,294
Change in fair value of derivative instruments	(276,860)	(3,106,802)
Loss on sale of assets	—	797
Loss on disposal of cryogenic shippers	3,510	7,611
Interest accrued on restricted cash	(620)	(1,062)
Changes in operating assets and liabilities:
Accounts receivable	45,112	(7,484)
Inventories	365	81,012
Other current assets	(109,289)	(6,567)
Accounts payable and accrued expenses	(160,252)	135,938
Accrued warranty costs	—	(18,743)
Accrued compensation and related expenses	157,015	20,653
Accrued interest	43,712	324,151

Net cash used in operating activities	(3,639,206)	(1,941,693)

Investing Activities
Purchases of intangible assets	(95,479)	(24,372)
Decrease in restricted cash	—	12,085
Purchases of property and equipment	(299,067)	(17,968)

Net cash used in investing activities	(394,546)	(30,255)

Financing Activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	3,480,541	—
Proceeds from borrowings under convertible notes	—	1,321,500
Payment of deferred financing costs	(275,699)	(202,470)
Payment of related party notes payable	(90,000)	(80,000)
Repayments of note payable to officer	—	(30,000)
Payment of fees associated with exercise of warrants	—	(76,632)
Proceeds from exercise of options and warrants	—	1,437,100

Net cash provided by financing activities	3,114,842	2,369,498

Net change in cash and cash equivalents	(918,910)	397,550
Cash and cash equivalents, beginning of period	3,629,886	249,758

Cash and cash equivalents, end of period	$2,710,976	$647.308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$16,841	$5,699

Income taxes	$1,600	$1,600

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred financing costs in connection with equity financings	$—	$33,937

Deferred financing costs offset against proceeds in additional paid in capital	$72,862	$—

Fair value of options issued to employee in lieu of cash bonus	$216,000	$—

Reduction of accrued offering costs in connection with February 2010 financing	$29,067	$—

Deferred financing costs in connection with convertible debt financing and debt modifications	$—	$11,944

Warrants issued as deferred financing costs in connection with convertible debt financing	$—	$63,396

Estimated fair value of shares issued for services	$23,999	$—

Debt discount in connection with convertible debt financing	$—	$1,483,415

Conversion of debt and accrued interest to common stock	$—	$1,354,254

Reclassification of embedded conversion feature to equity	$—	$801,695

Accrued interest added to principal amount of debentures	$—	$79,582

Cashless exercise of warrants and stock options	$—	$157

Cumulative effect of accounting change to debt discount for derivative liabilities	$—	$2,595,095

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$—	$9,657,893

Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$—	$4,217,730

Reclassification of property and equipment to inventory	$60,228	$—

Reclassification of inventory to property and equipment	$—	$449,229

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three and Nine Months Ended December 31, 2010 and 2009
Note 1. Management’s Representation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by CryoPort, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
The Company’s principal focus has been the further development and commercial launch of CryoPort Express(R) Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and its CryoPort Express(R) Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, and infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than minus 150 ° Celsius).

The Company recently entered into its first strategic relationship with a global courier on January 13, 2010 when it signed an agreement with Federal Express Corporation (“FedEx”) pursuant to which the Company will lease to FedEx such number of its cryogenic shippers that FedEx will, from time to time, order for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express(R) Smart Pak System. On January 24, 2011 we announced that FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. On September 2, 2010, the Company entered into an agreement with DHL Express (USA), Inc. (“DHL”) that will give DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express(R) Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express(R) shipping solution. In connection with the agreement, the Company is integrating its proprietary web portal to DHL’s tracking and billing systems. Once this integration is completed, DHL life science customers will have a seamless way of shipping their critical biological material worldwide. The IT integration with DHL is expected to be completed in the Company’s fourth quarter of fiscal year 2011.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at December 31, 2010 and March 31, 2010. The Company’s restricted cash is carried at amortized cost which approximates fair value. The difference between the fair value and recorded values of the related party notes payable is not significant.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Concentration of Credit Risk
Cash and cash equivalents
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2010, the Company had approximately $2,511,000 of cash balances, including restricted cash, which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.
Restricted cash
The Company has invested cash in a one year restricted certificate of deposit bearing interest at 1% which serves as collateral for borrowings under a line of credit agreement (see Note 3). At December 31, 2010 and March 31, 2010, the balance in the certificate of deposit was $91,024 and $90,404, respectively.
Customers
The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at December 31, 2010 and March 31, 2010 are net of reserves for doubtful accounts of approximately $3,200 and $1,600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
The Company has foreign revenues primarily in Europe, Israel and Australia. During the three and nine month periods ended December 31, 2010, the Company had foreign revenues of approximately $18,000 and $114,000, respectively, which constituted approximately 18% and 30% of revenues, respectively. During the three and nine months ended December 31, 2009, the Company had foreign sales of approximately $17,100 and $27,800 respectively, which constituted approximately 83% and 65% of revenues, respectively.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. Net revenues for the three and nine months ended December 31, 2010 from three customers accounted for 58% and 71% respectively, of our total net revenues. At December 31, 2009, there were no significant customer concentrations. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.
Inventory
The Company’s inventory consists of accessories that are sold and shipped to customers along with pay-per-use containers and are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventory consists of $53,998 in raw material and $5,865 in finished goods.
In fiscal year 2010, the Company changed its operations and now provides shipping containers to its customers and charges a fee in exchange for the use of the container. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time. The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result of the Company’s change in business strategy, during the quarter ended December 31, 2009, the Company reclassified the containers from inventory to fixed assets upon commencement of the per-use container program.
Property and Equipment
Property and equipment are recorded at cost. Cryogenic Shippers, which comprise 83% of the Company’s net property and equipment balance at December 31, 2010 are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation expense.
Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.
Depreciation and amortization expense for property and equipment for the three and nine months ended December 31, 2010 was $44,739 and $115,083 respectively, and $23,251 and $56,996 for the three and nine months ended December 31, 2009, respectively.
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
Amortization expense for intangible assets for the three and nine months ended December 31, 2010 was $21,860 and $61,212, respectively, and $15,372 and $44,492 for the three and nine months ended December 31, 2009, respectively. All of the Company’s intangible assets are subject to amortization.
Long-lived Assets
If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value of the asset to its carrying value. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses at December 31, 2010 or March 31, 2010.

Deferred Financing Costs
Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method, or netted against the gross proceeds received from equity financing. During the nine month period ended December 31, 2010, the Company incurred $159,171 of offering costs which were charged to paid-in capital and netted against the proceeds from the private placement that closed in August 2010 and October of 2010. Amortization of deferred financing costs was $0 for the three and nine months ended December 31, 2010. Amortization of deferred financing costs was $56,177 and $81,756 for the three and nine months ended December 31, 2009, respectively.
Additionally, during the nine months ended December 31, 2010, the Company made payments of $275,699 in connection with deferred financing fees related to the February 2010 public offering, which were included in accounts payable in the condensed consolidated balance sheet at March 31, 2010.
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
Supply Concentration Risks
The component parts for the Company’s products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at its corporate offices in Lake Forest, California, where the Company is capable of manufacturing certain parts and fully assembles its products. Most of the components that the Company uses in the manufacture of its products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately; however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers. Should this occur, the Company believes that with its current level of shippers and production rate the Company has enough components to cover a maximum four to nine week disruption gap in production.
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

The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials and at the time that collectability is reasonably certain.
Accounting for Shipping and Handling Revenue, Fees and Costs
The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of revenues.
Research and Development Expenses
Expenditures relating to research and development are expensed in the period incurred. Research and development expenses to date have consisted primarily of costs associated with continually improving the features of the CryoPort Express(R) System including the web based customer service portal and the CryoPort Express(R) Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express(R) System. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2-8°C markets.
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
Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at December 31, 2010 and March 31, 2010 were zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.
Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the nine months ended December 31, 2010 and 2009.
Plan Descriptions
The Company maintains two stock option plans, the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year terms. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 68,136 shares available for future option grants as of December 31, 2010.
On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. As of December 31, 2010, the Company has 202,432 shares available for future Awards under the Plan.

In addition to the stock options issued pursuant to the Company’s two stock option plans, in prior years the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.
Summary of Assumptions and Activity
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the nine months ended December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Stock options and warrants:
Expected term (in years)	3.50 – 6.48	3.50 – 5.00
Expected volatility	142% – 179%	182% – 197%
Risk-free interest rate	0.77% – 3.32%	1.43% – 2.58%
Expected dividends	N/A	N/A
A summary of employee and director options and warrant activity for the nine month period ended December 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at April 1, 2010	555,203	$6.22
Granted	1,296,832	$0.72
Exercised	—	$—
Forfeited	(164,253)	$1.57

Outstanding and expected to vest at December 31, 2010	1,687,782	$2.45	8.24	$3,859

Exercisable at December 31, 2010	965,532	$3.64	7.30	$3,859

For the nine months ended December 31, 2010 and 2009, the following represents the Company’s weighted-average fair value of options and warrants granted:

		Weighted
		Average
		Fair Value
		of
		Options and
Period Ended:	Granted	Warrants
December 31, 2010	1,296,832	$0.69
December 31, 2009	101,800	$4.70
There were no warrants and stock options granted to employees and directors during the three months ended December 31, 2010. During the nine months ended December 31, 2010, no warrants and 1,296,832 stock options were granted to employees and directors, of which 100,000 stock options vest upon achievement of performance based goals. Vesting of the performance based award is contingent upon achievement of certain cash-flow objectives. During the three months ended December 31, 2009, there were no warrants and 70,800 stock options granted to employees and directors and 21,000 warrants and 80,800 stock options granted to employees and directors during the nine months ended December 31, 2009. In connection with the warrants and options granted and the vesting of prior warrants issued, during the three and nine months ended December 31, 2010, the Company recorded total charges of $50,379 and $347,326, respectively, and during the three and nine months ended December 31, 2009, the Company recorded total charges of $176,399 and $366,861, respectively, all of which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of December 31, 2010, there was $523,660 of total unrecognized compensation cost related to non-vested stock options and warrants which is expected to be recognized over a remaining weighted average vesting period of 2.40 years.
There were no exercises of warrants and options during the nine months ended December 31, 2010. The aggregate intrinsic value of stock options and warrants exercised during the nine months ended December 31, 2009 was $79,964.
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
During the nine months ended December 31, 2010, the Company granted an aggregate of 40,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.89 to a consultant for services to be rendered through March 31, 2011. Of the total warrants, 20,000 warrants vested upon issuance with a fair value of $36,090 and 20,000 warrants will vest based upon attainment of certain deliverables throughout the year and will be valued accordingly at each interim reporting date until the deliverables are completed. The Company recognized an aggregate of $1,492 and $43,989 in expense related to these warrants for the three and nine month periods ended December 31, 2010, respectively.
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
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three months ended December 31, 2010 and the nine months ended December 31, 2010 and 2009, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 14,667,402 for the three month period ended December 31, 2010, and 12,755,902 and 6,722,413 for the nine month periods ended December 31, 2010 and 2009, respectively.
In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt.

The calculation of basic net income per common share is as follows, for the three months ended December 31, 2009:

Three Months Ended
December 31,
2009
Numerator:
Net income	$2,450,669

Denominator:
Weighted average shares outstanding for basic net income per share	4,911,756

Basic net income per common share	$0.50
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

Three Months Ended
December 31,
2009

Numerator:
Net income	$2,450,669
Increase: Convertible notes — accrued interest expense and non-cash amortization	1,096,835
Decrease: Convertible notes — change in fair value of Derivative liabilities	(1,847,356)
Net income, adjusted	$1,700,148

Denominator:
Weighted average common shares outstanding	4,911,756
Plus: Incremental shares from assumed exercise of stock options and warrants	29,367
Incremental shares from assumed conversion of convertible notes	1,636,199

Adjusted weighted average common shares outstanding	6,577,322
Diluted net income per common share	$0.26

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
The following table presents the Company’s derivative liabilities related to warrants measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2010 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	December 31, 2010	March 31, 2010
(audited)
Derivative liabilities	$57,503	$334,363

See Note 6 for additional information on the fair value of the Company’s derivative liabilities.
The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

Level 3
Carrying Value
December 31, 2010
Balance at April 1	$334,363
Change in fair value of derivative liabilities	(276,860)

Balance at December 31	$57,503

Note 3. Line of Credit
On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 Certificate of Deposit with Bank of the West. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 Certificate of Deposit with Bank of the West. During October 2010, the Company secured a one-year renewal of the Line for a reduced amount of $90,000 which is secured by a $90,000 Certificate of Deposit with Bank of the West. All borrowings under the revolving line of credit bear variable interest based on either the prime rate plus 1.5% per annum (totaling 4.75% as of December 31, 2010) or 5.0%, whichever is higher. The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express(R) One-Way Shipper. As of December 31, 2010 and March 31, 2010, the outstanding balance of the Line was $90,388 including accrued interest of $388. During the three and nine months ended December 31, 2010, the Company recorded interest expense of $1,150 and $3,438, respectively, and $1,108 and $2,948 for the three and nine months ended December 31, 2009, respectively, related to the Line. No funds were drawn against the Line during the nine months ended December 31, 2010 and 2009.
Note 4. Related Party Transactions
Related Party Notes Payable
As of December 31, 2010 and March 31, 2010, the Company had aggregate principal and interest balances of $1,581,968 and $1,628,256, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of December 31, 2010, the aggregate principal payments totaled $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.
Related-party interest expense under these notes was $14,114 and $43,712 for the three and nine months ended December 31, 2010, respectively, and $15,785 and $48,923 for the three and nine months ended December 31, 2009, respectively. Accrued interest, which is included in related party notes payable in the accompanying unaudited condensed consolidated balance sheets, related to these notes amounted to $662,468 and $618,756 as of December 31, 2010 and March 31, 2010, respectively. As of December 31, 2010, the Company had not made the required payments under the related-party notes which were due on October 1, November 1, and December 1, 2010. However, pursuant to the note agreements, the Company has a 120-day grace period to pay missed payments before the notes are in default. On January 5, 2011, the Company paid the October 1 note payments due on these related party notes. Management expects to continue to pay all payments due prior to the expiration of the 120-day grace periods.

Note Payable to Former Officer
In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008. The note and a portion of the accrued interest were paid in March 2010 and the remaining accrued interest of $11,996 was paid in August 2010. Interest expense related to this note was $0 and $11,996 for the three and nine months ended December 31, 2010, respectively, and $1,997 and $6,785 for the three and nine months ended December 31, 2009, respectively. In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 30, 2009 Mr. Berry resigned his position from the Board.
Consulting Agreement with Former Officer
On March 1, 2009, the Company entered into a Consulting Agreement with Peter Berry, the Company’s former Chief Executive Officer. Mr. Berry provided the Company with consulting services as an independent contractor, for a ten (10) month period from March 1, 2009 through December 31, 2009, as an advisor to the Chief Executive Officer and the Board of Directors. Related-party consulting fees for these services were $60,000 and $236,670 for the three and nine months ended December 31, 2009, respectively.
Related Party Legal Services
Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee. From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors. Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board. In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month. There were no amounts paid to Mr. Cannon during the three and nine months ended December 31, 2010. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the nine months ended December 31, 2009 was approximately $34,000. At December 31, 2010 and March 31, 2010, $0 and $7,788, respectively, of deferred board fees was included in accrued compensation and related expenses in the accompanying condensed consolidated balance sheets, respectively. During the nine months ended December 31, 2009, Mr. Cannon was granted a total of 2,578 warrants with an average exercise price of $5.91 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Mr. Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company.
Consulting Agreement with Officers
On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provided the Company financial and accounting consulting services comprised of SEC and financial reporting including S-1 filings, budgeting and forecasting and finance and accounting systems implementations and conversions. Related-party consulting fees for all services provided by The Gilson Group, LLC, including a monthly retainer for the Chief Financial Officer, were approximately $129,000 and $358,000 for the three and nine months ended December 31, 2010, respectively, and approximately $86,000 and $149,000 for the three and nine months ended December 31, 2009, respectively.

Note 5. Convertible Notes Payable
The Company’s convertible debenture balances are shown below:

	December 31,	March 31,
	2010	2010
		(audited)
October 2007 Debentures	$3,150,975	$3,150,975
May 2008 Debentures	79,593	79,593

	3,230,568	3,230,568
Debt discount	(342,357)	(728,109)

Total convertible debentures, net	$2,888,211	$2,502,459

Short-term:
Current portion of convertible debentures payable, net of discount of $295,935 at December 31, 2010 and $0 at March 31, 2010	$1,704,065	$200,000
Long-term:
Convertible debentures payable, net of current portion and discount of $46,422 at December 31, 2010 and $728,109 at March 31, 2010	1,184,146	2,302,459

Total convertible debentures, net	$2,888,211	$2,502,459

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
During the three and nine months ended December 31, 2010, the Company recognized an aggregate of $135,271 and $385,752 in interest expense, respectively, due to amortization of debt discount related to the warrants, beneficial conversion features and implied interest associated with the Company’s outstanding convertible notes payable. During the three and nine months ended December 31, 2009, the Company recognized an aggregate of $1,068,978 and $4,806,547 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding convertible notes payable.
Note 6. Derivative Liabilities
In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable are accounted for as derivative liabilities because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2010 and March 31, 2010 the Company had derivative warrant liabilities of $57,503 and $334,363, respectively.
During the three and nine months ended December 31, 2010, the Company recognized aggregate gains of $33,987 and $276,860, respectively, and aggregate gains of $4,508,352 and $3,106,802 for the three and nine months ended December 31, 2009, respectively, due to the change in fair value of its derivative instruments. See Note 2 — Organization and Summary of Significant Accounting Policies — Fair Value Measurements, for the components of changes in derivative liabilities.

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31,	March 31,
	2010	2010
Expected term (in years)	3.25 – 4.22	3.50 – 5.00
Expected volatility	128% – 189%	178% – 204%
Risk-free interest rate	0.64% – 1.79%	1.42% – 2.69%
Expected dividends	—	—
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
Note 7. Commitments and Contingencies
Lease Commitments
On July 2, 2007, the Company entered into a lease agreement with Viking Investors — Barents Sea, LLC (Lessor) for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease required base lease payments of approximately $10,000 per month plus operating expenses. In connection with the lease agreement, the Company issued to the lessor a warrant to purchase 1,000 shares of common stock at an exercise price of $15.50 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under the Black-Scholes pricing model included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company capitalized and amortized the value of the warrant over the life of the lease and recorded the unamortized value of the warrant in other long-term assets. For the three and nine months ended December 31, 2009 the Company recognized warrant amortization of $0 and $2,970, respectively. On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009. In June 2010, Company entered into the third amendment to the lease for its manufacturing and office space. The amendment extended the lease for ninety months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at anytime as of December 31, 2012 and adjusted the base lease payments to a range over the life of the agreement of $7,010 per month to $8,911 per month plus operating expenses.
On April 15, 2010, the Company entered into office service agreements with Regus Management Group, LLC (Lessor) for five (5) executive offices located at 402 West Broadway, San Diego, CA 92101. The office service agreements are for periods ranging from 3 to 7 months ending April 30, 2011 and subject to automatic renewal unless terminated with 90 days prior notice. The office service agreements require aggregate base lease payments of approximately $5,100 per month.
Total rental expense was approximately $43,000 and $121,000 for the three and nine months ended December 31, 2010 and $30,000 and $115,000 for the three and nine months ended December 31, 2009, respectively.
Consulting and Engineering Services
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
Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.
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
During August 2010, the Company closed its first round of a private placement financing to institutional and accredited investors resulting in the issuance of units consisting of 4,699,550 shares of common stock and warrants to purchase 4,699,550 shares of common stock at an exercise price of $0.77 per share, for gross cash proceeds of $3,289,701 and net cash proceeds of $2,990,953. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. Certain investors that had invested in the Company’s public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase an aggregate of 448,333 shares of common stock in connection with this private placement. The fair market value of the warrants issued to prior investors of $307,794 was based on the Black-Scholes pricing model and recorded to paid-in capital and offset against the proceeds of the financing with no net effect on equity. In connection with the closing of this first round of financing, the Company paid a 7% fee to the placement agents of $230,279 and issued warrants to purchase 657,940 shares of the Company’s common stock, at an exercise price of $0.77, which are immediately exercisable and have a term of five years. The fair market value of the warrants issued to the placement agents of $449,938 was based on the Black-Scholes pricing model and was recorded to paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company incurred additional legal and accounting fees of $36,207 in connection with the first round of financing.
During September 2010, the Company received a $29,067 credit for certain deferred financing fees which were reclassed to additional paid in capital during the year ended March 31, 2010, and offset against the proceeds related to the February 2010 public offering.

On October 14, 2010, the Company closed on its second round of a private placement financing of its securities to certain institutional and accredited investors that commenced in August 2010. In connection with the second closing of the private placement financing, the Company received aggregate gross proceeds of $583,001 and net cash proceeds of $416,726. The investors purchased an aggregate of 832,868 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.77 per share. The warrants are immediately exercisable and have a term of five years. In connection with this second round of financing, the Company paid a 7% fee to the placement agents of $40,811 and issued a warrant to purchase 116,602 shares of Common Stock at an exercise price of $0.77 per share, which are immediately exercisable and have a term of five years. The fair market value of the warrants issued to the placement agents of $85,719 was based on the Black-Scholes pricing model and was recorded to paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company incurred additional legal and accounting fees of $122,964 in connection with the second round of financing, of which $72,862 is included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.
Pursuant to the Registration Rights Agreement, on October 19, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) registering the resale of the 12,287,711 shares of common stock issued to the investors that participated in both the first closing of the private placement during August 2010 and the second closing of the private placement during October 2010, and the shares of common stock underlying the warrants issued to the investors and placement agents in both closings. The registration statement was declared effective by the SEC on December 29, 2010.
Warrants and Options
In May 2010, the Company granted 40,000 warrants to a consultant to purchase shares of the Company’s common stock with an exercise price of $1.89. Of the 40,000 warrants, 20,000 warrants with a fair value of $36,030 vested upon issuance and the remaining 20,000 shares vest upon completion of certain key milestones throughout the year (see Note 2).
During the nine months ended December 31, 2010, stock options to purchase a total of 1,296,832 shares of the Company’s common stock with a weighted average fair value of $0.69 per share were granted to employees and directors (see Note 2). Included in this amount were stock options to purchase 362,232 shares of the Company’s common stock issued to the Company’s Chief Executive Officer in lieu of a cash bonus for fiscal year 2010. As of and for the year ended March 31, 2010, this bonus was included in accrued compensation and related expenses and selling, general and administrative expenses.
Note 9. Subsequent Events
On February 4, 2011, the Company consummated the first closing of a private placement to accredited investors resulting in the issuance of units consisting of 6,335,318 shares of common stock and warrants to purchase 6,335,318 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,434,722 and net cash proceeds of $3,851,811. On February 17, 2011, the Company completed the second closing of this same private placement resulting in the issuance of units consisting of 7,026,771 shares of common stock and warrants to purchase 7,026,771 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,918,740, of which $4,647,139 had been funded as of the date of this filing and net cash proceeds of $4,344,308, of which $4,108,015 had been disbursed to the Company as of the date of this filing. In both closings, each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. In addition, as part of the compensation to the selling agents, warrants to purchase 2,393,825 shares of common stock were issued to the agents. The warrants issued to the investors and selling agents are immediately exercisable and have a term of five years. The Company is obligated to file a registration statement with the SEC registering the resale of the shares of common stock issued to the investors and the shares of common stock underlying the warrants issued to the investors within ninety (90) days following the close of the transaction.
On January 19, 2011, the Company issued 66,666 shares of Common Stock to BridgePointe Master Fund, LTD in connection with the conversion of $200,000 of convertible debentures into Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Form 10-Q the terms “CryoPort”, “Company”, “we” and similar terms refer to CryoPort, Inc., and its’ wholly owned subsidiary CryoPort Systems, Inc.
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
General Overview
The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of December 31, 2010 (unaudited) and the consolidated balance sheet as of March 31, 2010 (audited) and the related unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009, the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2010 and 2009 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2010 and 2009 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.
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
Our principal focus has been the further development and commercial launch of CryoPort Express(R) Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and our CryoPort Express(R) Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side, as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (below minus 150° Celsius).
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
We have incurred losses since inception and had an accumulated deficit of $50,239,070 through December 31, 2010.
Results of Operations
Three months ended December 31, 2010 compared to three months ended December 31, 2009:
Revenues. Revenues were $99,569 for the three months ended December 31, 2010, as compared to revenues of $20,707 in the same period of the prior year, an increase of $78,862 or 381%. The increase of $78,862 is the result of our continued focus on our current business plan, the per-use leasing of shipping containers and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.
Gross loss and cost of revenues. Gross loss for the three month period ended December 31, 2010 was 158% of revenues, or $156,954, compared to 539% of revenues, or $111,711 for the three month period ended December 31, 2009. The decrease in gross loss as a percentage of revenues for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009 was primarily the result of the increase in revenues from per-use leasing of the shipping containers. The increase in cost of revenues from $132,418 for the three month period ended December 31, 2009, to $256,523 for the three month period ended December 31, 2010, is primarily the result of increased revenues. The cost of revenues exceeded revenues due to fixed manufacturing costs and plant underutilization.
Selling, general and administrative expenses. Selling, general and administrative expenses were $1,080,768 for the three month period ended December 31, 2010 as compared to $690,043 for the three month period ended December 31, 2009. The $390,725 increase in expenses over prior year was due to a $69,825 or 12% increase in general and administrative expenses from $596,875 for the three month period ended December 31, 2009 to $666,700 for the three month period ended December 31, 2010, and by a $320,900 or 344% increase in sales and marketing expenses from $93,168 for the three month period ended December 31, 2009 to $414,068 for the three month period ended December 31, 2010. The increase in general and administrative expenses was primarily due to increases in salaries expense due to the addition of two employees and estimated bonus accrual for fiscal year 2011, legal expenses related to securities advice, travel expense associated with our private placement financing and strategic partnering activities, director fees and San Diego facility rent. These increases were partially offset by decreases in audit and accounting fees and outside consulting fees. The increase in sales and marketing expenses reflected our increased focus on market development and related promotional activities and sales ramp up of the CryoPort Express(R) System.

Research and development expenses. Research and development expenses increased by $15,594 or 17% to $105,020 for the three month period ended December 31, 2010 as compared to $89,426 for the three month period ended December 31, 2009. The increase in research and development expenses of $15,594 is due primarily to the costs associated with the continued development of the Internet-based web portal that enables the customer to initiate and monitor the progress of a shipment.
Interest expense. Interest expense decreased $1,017,909 to $151,428 for the three month period ended December 31, 2010 as compared to $1,169,337 for the three month period ended December 31, 2009. The decrease in interest expense compared to the prior year period was primarily due to the conversion of our convertible notes payable of $1,381,500 and a portion of our convertible debentures of $2,714,430 into common stock in February 2010, and the corresponding reduction in debt discount amortization and interest expense. Interest expense for the three months ended December 31, 2010 included accrued interest on our Related Party notes payable of $14,114 and amortization of debt discount of $135,271. Interest expense for the three months ended December 31, 2009 included $1,068,978 of amortized debt discount, $52,594 of amortized financing fees, $15,785 of Related Party note payable accrued interest, and $27,857 of accrued interest related to the private placement debentures that were issued during the fiscal quarter ended December 31, 2009.
Interest income. The Company recorded interest income of $3,547 for the three month period ended December 31, 2010 as compared to $2,834 for the three month period ended December 31, 2009. Current quarter interest income included the impact of increased cash balances related to the funds received in connection with the Company’s August and October 2010 financings. Prior year interest income included interest earned on cash balances related to the funds received in connection with the convertible notes payable issued in March through September 2009.
Change in fair value of derivative liabilities. The Company recognized a gain on the change in fair market value of derivatives of $33,987 during the three months ended December 31, 2010 compared to a gain of $4,508,352 in the three months ended December 31, 2009. The gain of $33,987 for the three months ended December 31, 2010 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price. The prior year gain of $4,508,352, which was the result of a decrease in the value of our warrant derivatives and the embedded conversion feature derivatives related to our debt, was due primarily to a decrease in our stock price during the three months ended December 31, 2009.
Net income (loss). As a result of the factors described above, the net loss for the three months ended December 31, 2010 increased by $3,907,305 to $(1,456,636) or ($0.11) per share compared to a net income of $2,450,669 or $0.50 per share for the three months ended December 31, 2009.
Nine months ended December 31, 2010 compared to nine months ended December 31, 2009:
Revenues. Revenues were $375,438 for the nine months ended December 31, 2010, as compared to $42,888 for the nine months ended December 31, 2009. The increase of $332,550 or 775% was the result of our current business plan focusing on per-use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.
Gross loss and cost of revenues. Gross loss for the nine months ended December 31, 2010 was 174% of revenues, or $653,837 as compared to 970% of revenues, or $415,974, for the nine months ended December 31, 2009. The increase in gross loss in absolute dollars and the decrease in gross loss as a percentage of revenues for the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily the result of the increase in revenues from the per-use leasing of the shipping containers. The increase in cost of revenues from $458,862 for the nine month period ended December 31, 2009 to $1,029,275 for the nine month period ended December 31, 2010, was primarily the result of increased revenues. The cost of revenues exceeded revenues due to fixed manufacturing costs and plant underutilization.
Selling, general and administrative expenses. Selling, general and administrative expenses were $3,138,337 for the nine months ended December 31, 2010, as compared to $2,197,545 for the nine months ended December 31, 2009. The $940,792 increase in expenses over prior year was due to a $398,489 or 21% increase in general and administrative expenses from $1,910,158 for the nine month period ended December 31, 2009, to $2,308,647 for the nine month period ended December 31, 2010, and by a $542,303 or 189% increase in sales and marketing expenses from $287,387 for the nine month period ended December 31, 2009, to $829,690 for the nine month period ended December 31, 2010. The increase in general and administrative expenses was due to increased salaries expense from the addition of four employees and estimated bonus accrual for fiscal year 2011, legal and travel expense associated with our strategic partnering activities, accounting and investor relations expense, director fees and San Diego facility rent. These increases were partially offset by decreases in consulting fees (partially related to the increase in salaries expense), audit and SEC fees. The increase in sales and marketing expenses reflected our focus on market development and sales ramp up of the CryoPort Express(R) System.
Research and development expenses. Research and development expenses were $341,655 for the nine months ended December 31, 2010, as compared to $270,217 for the nine months ended December 31, 2009. The increase in research and development expenses of $71,438 was due primarily to the costs associated with the continued development of the Internet-based web portal that enables the customer to initiate and monitor the progress of a shipment.

Interest expense. Interest expense was $447,588 for the nine months ended December 31, 2010, as compared to $5,312,593 for the nine months ended December 31, 2009. The decrease in interest expense compared to the prior year period was primarily due to the conversion of our convertible notes payable of $1,381,500 and a portion of our convertible debentures of $2,714,430 into common stock in February 2010, and the corresponding reduction in debt discount amortization and interest expense. Interest expense for the nine months ended December 31, 2010 included accrued interest on our Related Party notes payable $43,712 and amortization of the debt discount $385,752. Interest expense for the nine months ended December 31, 2009 included $4,806,547 of amortized debt discount, $78,173 of amortized financing fees, $48,923 of Related Party note payable accrued interest, and $268,254 of accrued interest related to the convertible debentures issued in October 2007, May 2008 and the private placement debentures that were issued during the nine month period ended December 31, 2009.
Interest income. Interest income was $10,896 for the nine month period ended December 31, 2010 as compared to $6,548 for the nine month period ended December 31, 2009. Current year interest income included the impact of increased cash balances related to the funds received in connection with the Company’s August 2010 and October 2010 financings and the February 25, 2010 public offering. Prior year interest income included the impact of increased cash balances related to the funds received in connection with the convertible notes payable issued in March through September 2009.
Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $276,860 for the nine months ended December 31, 2010, compared to the gain of $3,106,802 for the nine months ended December 31, 2009. The gain of $276,860 for the nine months ended December 31, 2010 was the result of a decrease in the fair value of our warrant derivatives, due primarily to a decrease in our stock price. The prior year gain of $3,106,802 for the nine months ended December 31, 2009, which was the result of a decrease in the value of our warrant derivatives and the embedded conversion feature derivatives related to our debt, was due primarily to a decrease in our stock price.
Net loss. As a result of the factors described above, net loss for the nine months ended December 31, 2010 decreased by $790,115 to $4,295,261 or ($0.40) per share compared to a net loss of $5,085,376 or ($1.10) per share for the nine months ended December 31, 2009.
Liquidity and Capital Resources
As of December 31, 2010, we had cash and cash equivalents of $2,710,976 and working capital of $458,619. Our working capital at December 31, 2010 included $57,503 of derivative liabilities, the balance of which represented the fair value of warrants issued to consultants and convertible note holders which were reclassified from equity during our fiscal year 2010. As of March 31, 2010, we had cash and cash equivalents of $3,629,886 and working capital of $1,994,934. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2005 through June 2010, we have received net proceeds of approximately $15.7 million from sales of our common stock and the issuance of promissory notes, warrants and debt. From August 2010 to October 2010, we conducted a private placement financing to institutional and accredited investors resulting in the issuance of units consisting of 5,532,418 shares of common stock and warrants to purchase 5,532,418 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $3,872,702 and net cash proceeds of $3,407,679. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. Certain investors that had invested in our public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase 448,333 shares of common stock in connection with this private placement. We paid a 7% fee to the placement agents in the aggregate amount of $271,089 and issued warrants to purchase an aggregate of 774,542 shares of our common stock, at an exercise price of $0.77, which are immediately exercisable and have a term of five years. We incurred additional agent, legal and accounting fees of $193,934 in connection with the private placement financing. See Note 8 in the unaudited condensed consolidated financial statements.
On February 4, 2011, the Company consummated the first close of a private placement to accredited investors resulting in the issuance of units consisting of 6,335,318 shares of common stock and warrants to purchase 6,335,318 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,434,722 and net cash proceeds of $3,851,811. On February 17, 2011 the Company completed the second closing of this same private placement resulting in the issuance of units consisting of 7,026,771 shares of common stock and warrants to purchase 7,026,771 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,918,740, of which $4,647,038 had been funded as of the date of this filing and net cash proceeds of $4,344,308, of which $4,108,015 had been disbursed to the Company as of the date of this filing (see Note 9 in the unaudited condensed consolidated financial statements).
For the nine months ended December 31, 2010, we used $3,639,206 of cash for operations primarily as a result of the net loss of $4,295,261 which included a non-cash gain of $276,860 due to the change in valuation of our derivative liabilities and non-cash expenses of $385,752 and $391,315 due to discount amortization related to our convertible debt instruments and the fair value of stock options and warrants, respectively. Offsetting the cash impact of our net operating loss (excluding non-cash items), was an increase in accrued compensation of $157,015 related to our staff increases and estimated bonuses for fiscal year 2011. This item was offset primarily due to a decrease in accounts payable and accrued expenses of $160,252 and an increase in other current assets of $109,289.

Net cash used in investing activities totaled $394,546 during the nine months ended December 31, 2010, and was attributable to the purchase of property and equipment of $299,067 and the purchase of intangible assets of $95,479.
Net cash provided by financing activities totaled $3,114,842 during the nine months ended December 31, 2010, which resulted from the $3,480,541 net proceeds received from our private placement financing which closed in August 2010 and October 2010 and was partially offset by payments of deferred financing fees of $275,699 incurred in connection with our February 2010 public offering. The Company incurred additional legal and accounting fees of $72,862 in connection with the private placement financing, which are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.
On October 19, 2010, we secured a one-year renewal of our Line of Credit for the amount of $90,000 which is secured by a $90,000 Certificate of Deposit with Bank of the West. All borrowings under our revolving line of credit bear variable interest based on either the prime rate plus 1.5% per annum (totaling 4.75% as of December 31, 2010) or 5.0%, whichever is higher.
As a result of the private placement, we had aggregate cash and cash equivalents of $2,710,976 as of December 31, 2010. Management has estimated that cash on hand as of December 31, 2010, together with the net proceeds received from the private placement closings subsequent to period end, are sufficient to sustain operations for at least the next 12 months. Our management recognizes that we must obtain additional capital for the achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity and debt funding sources; however, no assurance can be given that additional capital, when needed, will be available when required or upon terms acceptable to us.
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
A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure as of December 31, 2010, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.
All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 1.50% or 5.0%, whichever is higher. As of December 31, 2010, we had $90,388 outstanding under our Revolving Credit Facility. The interest rate at December 31, 2010 was 5.0%. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a near term change in interest rates.
The above only incorporates those exposures that existed as of December 31, 2010, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4T.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2010, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiary) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
On October 14, 2010, the Company closed on its second round of a private placement financing of its securities to certain institutional and accredited investors that commenced in August 2010. In connection with the second closing of the private placement financing, the Company received aggregate gross proceeds of $583,001 and net cash proceeds of $539,690. The investors purchased an aggregate of 832,868 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.77 per share. The warrants are immediately exercisable and have a term of five years. In connection with this second round of financing, the Company paid a 7% fee to the placement agents of $40,811 and issued a warrant to purchase 116,602 shares of Common Stock at an exercise price of $0.77 per share, which are immediately exercisable and have a term of five years.
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

CryoPort, Inc.
Dated: February 22, 2011	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman,
Chief Executive Officer

Dated: February 22, 2011	By:	/s/ Catherine M. Doll
Catherine M. Doll, Chief Financial Officer
(signed as both an officer duly authorized to sign on behalf of the Registrant and principal financial officer and Chief Accounting Officer)