Form 10-K
period 2011-03-31
Cryoport, Inc.
filed 2011-06-27
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-34632
CRYOPORT, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0313393 (I.R.S. Employer Identification No.)

20382 Barents Sea Circle, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 470-2300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.001 par value	Name of Each Exchange on Which Registered OTC Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates as of September 30, 2010 was $9,761,382 (1)
Number of shares of Common Stock outstanding as of June 10, 2011: 27,712,101
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2010.

(1)	Excludes 5,881 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of September 30, 2010.

CRYOPORT, INC.
Fiscal Year 2011 10-K Annual Report
NOTE REGARDING REVERSE STOCK SPLIT
On February 5, 2010, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to affect a reverse split of our common stock at a ratio of ten for one. All historical share and per share amounts have been adjusted to reflect the reverse stock split.

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
Our principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and our CryoPort Express® Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side, as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures.
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

The Company entered into its first strategic relationship with a global courier on January 13, 2010 when it signed an agreement with Federal Express Corporation (“FedEx”) pursuant to which the Company leases to FedEx such number of its cryogenic shippers that FedEx, from time to time, orders for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System. On January 24, 2011 we announced that FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. On September 2, 2010, the Company entered into an agreement with DHL Express (USA), Inc. (“DHL”) that gives DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express® Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express® shipping solution. In connection with the agreement, the Company has integrated its proprietary web portal to DHL’s tracking and billing systems. DHL life science customers now have a seamless way of shipping their critical biological material worldwide. The IT integration with DHL was completed during the Company’s fourth quarter of fiscal year 2011.
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
The CryoPort Express® System
The CryoPort Express® System comprises the CryoPort Express® Shipper, the CryoPort Express® Smart Pak data logger, CryoPort Express® Portal, which programmatically manages order entry and all aspects of shipping operations, and CryoPort Express® Analytics, which monitors shipment performance metrics and evaluates temperature-monitoring data collected by the data logger during shipment. The CryoPort Express® System is focused on improving the reliability of frozen shipping while reducing the customers’ overall operating costs. This is accomplished by providing a complete end-to-end solution for the transport and monitoring of frozen or cryogenically preserved biological or pharmaceutical materials shipped though overnight shipping companies. Certain of the intellectual property underlying the CryoPort Express® System, (other than that related to the CryoPort Express® Shipper) has been, and continues to be, developed under a contract with an outside software development company, with the underlying technology licensed to us for exclusive use in our field of use.
CryoPort Express®Portal
The CryoPort Express® Portal is used by CryoPort, our customers and our business partners to automate the entry of orders, prepare customs documentation and to facilitate status and location monitoring of shipped orders while in transit. It is used by CryoPort to manage shipping operations and to reduce administrative costs typically provisioned through manual labor relating to order-entry, order processing, preparation of shipping documents and back-office accounting. It is also used to support the high level of customer service expected by the industry. Certain features of the CryoPort Express® Portal reduce operating costs and facilitate the scaling of CryoPort’s business, but more importantly they offer significant value to the customer in terms of cost avoidance and risk mitigation. Examples of these features include automation of order entry; development of Key Performance Indicators (“KPI”) to support our efforts for continuous process improvements in our business, and programmatic exception monitoring to detect and sometimes anticipate delays in the shipping process, often before the customer or the shipping company becomes aware of them. In the future we will add rate and mode optimization and in-transit monitoring of temperature, location and state of health (discussed below), via wireless communications.
The CryoPort Express® Portal also serves as the communications nerve center for the management, collection and analysis of Smart Pak data harvested from Smart Pak data loggers in the field. Data is converted into pre-designed reports containing valuable and often actionable information that becomes the quality control standard or “pedigree” of the shipment. This information can be utilized by CryoPort to provide valuable feedback to the customer relating to cryogenic shipping.
The CryoPort Express® Smart Pak
Temperature monitoring is a high value feature from our customers’ perspective as it is an effective and reliable method to determine that the shipment materials were not damaged or degraded during shipment due to temperature fluctuations. Phase II of our Smart Pak System which is a self-contained automated data logger capable of recording the internal and external temperatures of samples shipped in our CryoPort Express® Shipper was launched in fiscal year 2010.
Phase III of our Smart Pak System is anticipated to launch in fiscal year 2012, and consists of adding a smart chip to each shipper with wireless connectivity to enable our customers to monitor a shipper’s location, specimen temperature and overall state of health via our web portal. A key feature of the Phase III product is automatic downloading of data which requires no customer intervention.
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
Biological Material Holders
We have also developed a patented containment bag which is used in connection with the shipment of infectious or dangerous goods using the CryoPort Express® Shipper. Up to five vials, watertight primary receptacles are placed onto aluminum holders and up to fifteen holders (75 vials) are placed into an absorbent pouch which is designed to absorb the entire contents of all the vials in the event of leakage. This pouch containing up to 75 vials is then placed in a watertight secondary packaging Tyvek bag capable of withstanding cryogenic temperatures, and then sealed. This bag is then placed into the well of the cryogenic shipper.

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
Patents and Proprietary Rights
In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We currently own four registered United States trademarks and three issued United States patents primarily covering various aspects of our products. In addition, we have filed a patent application for various aspects of our shipper and web-portal, which includes, in part, various aspects of our business model referred to as the CryoPort Express® System, and we intend to file additional patent applications to strengthen our intellectual property rights. The technology covered by the above indicated issued patents relates to matters specific to the use of liquid nitrogen dewars in connection with the shipment of biological materials. The concepts include those of disposability, package configuration details, liquid nitrogen retention systems, systems related to thermal performance, systems related to packaging integrity, and matters generally relevant to the containment of liquid nitrogen. Similarly, the trademarks mentioned relate to the cryogenic temperature shipping activity. Issued patents and trademarks currently owned by us include:

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Oct. 21, 2022
Patent	6,119,465	Sep. 19, 2000	Sep. 18, 2020
Patent	6,539,726	Apr. 1, 2003	Mar 31, 2023
Trademark	7,583,478,7	Oct. 9, 2002	N/A
Trademark	7,586,797,8	Apr. 16, 2002	N/A
Trademark	7,748,667,3	Feb. 3, 2009	N/A
Trademark	7,737,451,1	Mar. 17, 2009	N/A

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
Gene Biotechnology. The gene biotechnology market includes basic and applied research and development in diverse areas such as stem cells, cloning, gene therapy, DNA tumor vaccines, tissue engineering, genomics, and blood products. Companies participating in the foregoing fields rely on the frozen transport of specimens in connection with their research and development efforts, for which our CryoPort Express® Shippers are ideally suited.
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
Sales and Marketing
During the fiscal year ended March 31, 2011, annual net revenues from three customers, B-D Biosciences, CDx Holdings and Life Technologies accounted for 19%, 38% and 11% of our total revenues, respectively. During the fiscal year ended March 31, 2010, annual net revenue from two customers, B-D Biosciences and CDx Holdings accounted for 32% and 19% of our total revenues, respectively.

Our geographical sales for the year ended March 31, 2011 were as follows:

USA and Canada	50%
Europe	20%
Asia and Rest of World	30%

We recently entered into agreements with FedEx and DHL and we plan to further expand our sales and marketing efforts through the establishment of additional strategic relationships with global couriers and, subject to available financial resources, the hiring of additional sales and marketing personnel.

During the year ended March 31, 2011, we had one internal sales person who manages our direct sales. In April 2011 the Company hired a Chief Commercial Officer and added three members to the direct sales force, of whom have backgrounds in the cold-chain shipping industry.

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
Two manufacturers of the polystyrene and polyurethane containers frequently used in the shipping and courier transport of dry ice frozen specimens are Insulated Shipping Containers, Inc. and Tegrant (formerly SCA Thermosafe). When these containers are used with dry ice, the average sublimation rate (e.g., the rate at which dry ice turns from a solid to a gaseous state) in a container with a 11/2 inch wall thickness is slightly less than three pounds per 24 hours. Other existing refrigerant systems employ the use of gel packs and ice substitutes for temperature maintenance. Gels and eutectic solutions (phase changing materials) with a wide range of phasing temperatures have been developed in recent years to meet the needs of products with varying specific temperature control requirements.

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
Due to the limitations of dry ice, shipment of specimens at true cryogenic temperatures can only be accomplished using liquid nitrogen dry vapor shippers, or by shipping over actual liquid nitrogen. While such shippers provide solutions to the issues encountered when shipping with dry ice, they too are experiencing some criticisms by users or potential users. For example, the cost for these products typically can range from $650 to $3,000 per unit, which can substantially limit their use for the transport of many common biologics, particularly with respect to small quantities such as, is the case with direct to the physician drug delivery. Because of the initial cost and limited production of these containers, they are designed to be reusable. However, the cost of returning these heavy containers can be significant, particularly in international markets, because most applications require only one-way shipping. We expect to provide a cost effective solution compared to dry ice. We believe we will provide an overall cost savings of 10% to 20% for international and specialty shipments compared to dry ice, while at the same time providing a higher level of support and related services.
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
Within our intended markets for our CryoPort Express® Shippers, there is limited known competition. We intend to become competitive by reason of our improved technology in our products and through the use of our service enabled business model. The CryoPort Express® System provides a simple and cost effective solution for the frozen or cryogenic transport of biological or pharmaceutical materials. This solution uses our innovative dewar and is supported by the CryoPort Express® Portal, our web-based order-entry system, which manages the scheduling and shipping of the CryoPort Express® Shippers. In addition, the traditional dry ice shippers and suppliers, such as MVE/Chart Industries, Taylor Wharton and Air Liquide, offer various models of dry vapor liquid nitrogen shippers that are not cost efficient for multi-use and multi-shipment purposes due to their significantly greater unit costs and unit weight (which may substantially increase the shipping cost). On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources and experience in research and development than we do. Factors that we believe give us a competitive advantage are attributable to our shipping container which allows our shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak-proofness” of the our package which determines compliance with shipping regulations and the overall weight and volume of the package which determines shipping costs, and our business model represented by the merged integration of our shipper with CryoPort Express® Portal and Smart Pak data logger into a seamless shipping, tracking and monitoring solution. Other companies that offer potentially competitive products include Industrial Insulation Systems, which offers cryogenic transport units and has partnered with Marathon Products Inc., a manufacturer and global supplier of wireless temperature data collecting devices used for documenting environmentally sensitive products through the cold chain and Kodiak Thermal Technologies, Inc. which offers, among other containers, a repeat use active-cool container that uses free piston stirling cycle technology. While not having their own shipping devices, BioStorage Technologies is potentially a competitive company through their management services offered for cold-chain logistics and long term biomaterial storage. Cryogena offers a single use disposable LN2 shipper with better performance than dry-ice, but it does not perform as well and is not as cost-effective as the CryoPort solution when all costs are considered. In addition, BioMatrica, Inc. is developing and offering technology that stabilizes biological samples and research materials at room temperature. They presently offer these technologies primarily to research and academic institutions; however, their technology may eventually enter the broader cold-chain market.

Research and Development
Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers. Further these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express® System. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2-8°C markets. Our research and development expenditures during for the fiscal years ended March 31, 2011 and 2010 were $449,129 and $284,847, respectively.
Corporate Governance
Our Board is committed to legal and ethical conduct in fulfilling its responsibilities. The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising the Company’s Code of Business Conduct and Ethics. The Board of Directors (the “Board”) of the Company adopted the corporate governance policies and charters. Copies of the following corporate governance documents are posted on our website, and are available free of charge, at www.cryoport.com: (1) Code of Business Conduct and Ethics (2) Charter of the Nominating and Governance Committee of the Board of Directors, (3) Charter of the Audit Committee of the Board of Directors, and (4) Charter of the Compensation Committee of the Board of Directors. If you would like a printed copy of any of these corporate governance documents, please send your request to CryoPort, Inc., Attention: Corporate Secretary, 20382 Barents Sea Circle, Lake Forest CA 92630.
Human Resources
As of March 31, 2011, we had 13 full-time employees and 9 consultants; 3 of the consultants work for us on a full-time basis. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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
We have incurred net losses in each fiscal year since we commenced operations. The following table represents net losses incurred for the years ended March 31, 2011 and 2010:

Net Loss

Fiscal Year Ended March 31, 2011	$6,152,278

Fiscal Year Ended March 31, 2010	$5,651,561
As of March 31, 2011, we had an accumulated deficit of $52,096,087. While we expect to continue to derive revenues from our current products and services, in order to achieve and sustain profitable operations, we must successfully commercialize and launch our CryoPort Express® System, significantly expand our market presence and increase revenues. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.
If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.
As of March 31, 2011, we had cash and cash equivalents of $9,278,443. We have expended substantial funds on the research and development of our products and IT systems. As a result, we have historically experienced negative cash flows from operations and we expect to continue to experience negative cash flows from operations in the future. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund our future operations.
We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products (but not including any additional strategic relationships with global couriers), that our cash on hand, together with projected cash flows, will satisfy our operational and capital requirements at least through the fourth quarter of our fiscal year 2012. There are a number of uncertainties associated with our financial projections that could reduce or delay our future projected revenues and cash-inflows, including, but not limited to, our ability to complete the commercialization and launch of our CryoPort Express® System, launch our relationship with FedEx, increase our customer base and revenues and enter into strategic relationships with additional global couriers. If our projected revenues and cash-inflows are reduced or delayed, we may not have sufficient capital to operate through the fourth quarter of our fiscal year 2012 unless we raise more capital. Additionally, if we are unable to realize satisfactory revenue in the near future, we will be required to seek additional financing to continue our operations beyond that period. We will also require additional financing to expand into other markets and further develop and market our products. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. In addition, raising additional funding may be complicated by certain provisions in the securities purchase agreements and related transaction documents, as amended, entered into in connection with our prior convertible debenture financings.
If we are not successful in establishing strategic relationships with global couriers, we may not be able to successfully increase revenues and cash flow which could adversely affect our operations.
We believe that our near term success is best achieved by establishing strategic relationships with global couriers, such as our recent agreements with FedEx and DHL. Such relationships will enable us to provide a seamless, end-to-end shipping solution to customers and allow us to leverage the couriers’ established express, ground and freight infrastructures and penetrate new markets with minimal investment. Further, we expect that the global couriers will utilize their sales forces to promote and sell our frozen shipping services. If we are not successful in launching our relationship with FedEx or DHL or establishing additional relationships with global couriers, our sales and marketing efforts will be significantly impacted and anticipated revenue growth will be substantially delayed which could have an adverse affect on our operations.
Our agreements with FedEx and DHL may not result in a significant increase in our revenues or cash flow.
On January 13, 2010, we entered into an agreement with FedEx pursuant to which we lease to FedEx such number of our cryogenic shippers that FedEx, from time to time, orders for its customers. FedEx has the right to and shall, on a non-exclusive basis, promote, market and sell transportation of our shippers and our related value-added goods and services, such as our data logger, web portal and planned CryoPort Express® Smart Pak System. Because our agreement with FedEx does not contain any requirement that FedEx lease a minimum number of shippers from us during the term of the agreement, we may not experience a significant increase in our revenues or cash flows as a result of this agreement. On September 2, 2010, we entered into an agreement with DHL that gives DHL life sciences customers direct access to our web-based order entry and tracking portal to order our CryoPort Express® Shipper and preferred DHL shipping rates. Although the agreement provides shipping discounts that may be used to support our customers using our CryoPort Express® shipping solution, DHL will not be promoting, marketing or selling transportation of our shippers or services, which may not lead to any increase in our revenues.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.
The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve and we do not achieve positive cash flow from operations. Our ability to access the capital markets may be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans, including the commercialization and launch of our CryoPort Express® System and other research and development activities. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future financial disruptions or how long the current market conditions may continue.
The sale of substantial shares of our common stock may depress our stock price.
As of March 31, 2011, there were 27,504,583 shares of our common stock issued and outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.
We could also issue up to 30,332,635 additional shares of our common stock including shares to be issued upon conversion of the outstanding balance of our convertible debentures and upon the exercise of outstanding warrants and options or reserved for future issuance under our stock incentive plans, as further described in the following table:

Number of Shares of
Common Stock
Issuable or Reserved
For Issuance
Common stock issuable upon conversion of the outstanding balance of our convertible debentures	869,065
Common stock issuable upon exercise of outstanding warrants	27,822,669
Common stock issuable upon exercise of outstanding options or reserved for future incentive awards under our stock incentive plans	1,640,901

Total	30,332,635

Of the total options and warrants outstanding as of March 31, 2011, options and warrants exercisable for an aggregate of 23,849,159 shares of common stock would be considered dilutive to the value of our stockholders’ interest in CryoPort because we would receive upon exercise of such options and warrants an amount per share that is less than the market price of our common stock on March 31, 2011.
We will have difficulty increasing our revenues if we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products.
We are continuing to develop sales, distribution and marketing capabilities in the Americas, Europe and Asia. It will be expensive and time-consuming for us to develop a global marketing and sales network. Moreover, we may choose, or find it necessary, to enter into additional strategic collaborations to sell, market and distribute our products. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in exiting such distribution agreements. We, and any of our third party collaborators, must also market our products in compliance with federal, state, local and international laws relating to the provision of incentives and inducements. Violation of these laws can result in substantial penalties. Therefore, if we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty increasing our revenues.
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
The degree of acceptance of our CryoPort Express® Shipper and/or CryoPort Express® System, or any future product or services, by our current target markets, and any other markets to which we attempt to sell our products and services, and our profitability and growth will depend on a number of factors including, among others:
•	our shippers’ ability to perform and preserve the integrity of the materials shipped;
•	relative convenience and ease of use of our shipper and/or web portal;
•	availability of alternative products;
•	pricing and cost effectiveness; and
•	effectiveness of our or our collaborators’ sales and marketing strategy.
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
We are dependent on an outside party for the continued development of our CryoPort Express® Portal
Our proprietary CryoPort Express® Portal is a software system used by our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. The continued development of this system is contracted with an outside software development company. If this developer becomes unable or unwilling to continue work on scheduled projects, and an alternative developer cannot be secured, we may not be able to implement needed enhancements to the system. Furthermore, if we terminate our agreement with this developer and cannot reach an agreement or fail to fulfill an agreement for the termination, we could lose our license to use this software. Failure to proceed with enhancements or the loss of our license for the system would adversely affect our ability to generate new business and serve existing customers, resulting in a reduction in revenue.
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
Our CryoPort Express® Portal may be subject to intentional disruption that could adversely impact our reputation and future revenues.
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
We issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and have an outstanding principal balance of $2,607,196 as of March 31, 2011. In addition, in October 2007 and May 2008, we issued to these institutional investors warrants to purchase, as of March 31, 2011, an aggregate of 3,055,097 shares of our common stock (without regard to beneficial ownership limitations contained in the transaction documents and certain anti-dilution provisions). As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.
The Debentures warrant agreements and related transactional documents (including subsequent amendments) contain various covenants that presently restrict our operating flexibility. Pursuant to the foregoing documents, we may not, among other things:
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
•
redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with the repurchase of stock from former directors and officers provided such repurchases do not exceed $100,000 during the term of the Debentures;

•	enter into transactions with affiliates other than on arms-length terms; and
•
make any revisions to the terms of existing contractual agreements for the Related Party Notes Payable and the Line of Credit (as each is referred to in our Form 10-Q for the period ended June 30, 2009).

These provisions could have important consequences for us, including, but not limited to, (i) making it more difficult for us to obtain additional debt financing, or obtain new debt financing on terms favorable to us, because a new lender will have to be willing to be subordinate to the Debenture holders, (ii) causing us to use a portion of our available cash for debt repayment and service rather than other perceived needs, and/or (iii) impacting our ability to take advantage of significant, perceived business opportunities. Our failure to timely repay our obligations under the Debentures, which require monthly principal payments of $200,000 and quarterly interest payments that commenced March 1, 2011 and which mature on August 1, 2012, or meet the covenants set forth in the Debentures and related transaction documents could give rise to a default under the Debentures or such transaction documents. In the event of an uncured default, all amounts owed to the holders may be declared immediately due and payable and the Debenture holders will have the right to enforce their security interest in the assets securing the Debentures. In such event, the Debenture holders could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business.

Certain of our existing stockholders own and have the right to acquire a substantial number of shares of common stock.

As of June 10, 2011, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 11,556,091 shares (without regard to beneficial ownership limitations contained in certain warrants) of common stock assuming their exercise of all outstanding warrants, options and conversion of all convertible debt; or approximately 30.80% of our outstanding common stock. Of these shares of common stock beneficially owned, 1,921,547 shares, or approximately 6.48% of our outstanding common stock, are beneficially owned by Enable Growth Partners LP (and affiliated funds), 1,877,072 shares, or approximately 6.34% of our outstanding common stock, are beneficially owned by BridgePointe Master Fund, Ltd., 4,285,710 shares, or approximately 14.02% of our common stock, are beneficially owned by CNH Partners, LLC, and 2,757,895 shares, or approximately 9.14% of our outstanding common stock, are beneficially owned by Emergent Financial Group (each calculated without regard to the shares of common stock that may be acquired by the other upon the exercise of its warrants and conversion of debt). As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of CryoPort and may adversely affect the voting or other rights of other holders of our common stock.

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
We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for a period of at least 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities, or debt securities convertible into equity securities, could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

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

California law requires the vote of each class to approve reorganization or a conversion of a corporation into another entity. Nevada law does not require a separate vote for each class. If we become subject to Section 2115(b), we may have to obtain the approval of each class if we desire to reorganize or convert into another type of entity.
California law provides greater dissenters’ rights to stockholders than Nevada law. If we become subject to Section 2115(b), more stockholders may be entitled to dissenters’ rights, which may limit our ability to merge with another entity or reorganize.
Our stock is deemed to be penny stock.
Our stock is currently traded on the OTCQB, operated by the OTC Markets Group, Inc., and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies not listed on a national exchange whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.
Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTCQB, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.
If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.
Our internal controls over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls (or any failure of those controls once established) could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting and disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.
Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.
Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal controls over financial reporting. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to continue to incur significant expenses and to devote resources to continued Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal controls over financial reporting and to remediate any deficiencies in our internal controls. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal controls over financial reporting are not effective as defined under Section 404, we cannot predict how regulators will react or how the market price of our common stock will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.
If we fail to remain current in our reporting requirements, our securities could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.
Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We do not own real property. We currently lease two facilities, with approximately 12,000 square feet of corporate, research and development, and warehouse facilities, located at 20382 Barents Sea Circle, Lake Forest, CA 92630 and five (5) executive offices located at 402 West Broadway, San Diego, CA 92101. The Company currently makes base lease payments of approximately $7,000 per month, due at the beginning of each month. On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009. In June 2010, Company entered into the third amendment to the lease for its manufacturing and office space. The amendment extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at anytime as of December 31, 2012. On April 15, 2010, the Company entered into office service agreements with Regus Management Group, LLC (Lessor) for five (5) executive offices located at 402 West Broadway, San Diego, CA 92101. The office service agreements are for periods ranging from 3 to 7 months ending October 31, 2011. The office service agreements require base lease payments of approximately $9,000 per month. We believe that these facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Additional space may be required, however, as we expand our research and development, manufacturing and selling and marketing activities.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows.

ITEM 4.	[REMOVED AND RESERVED]
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information. The Company’s common stock is quoted on the OTCQB under the symbol “CYRX” The following table shows the high and low sales price of the Company’s common stock for each quarter in the two years ended March 31, 2011:

	Common Stock
	Sales Price
	High	Low
Fiscal Year 2011
Quarter Ended March 31, 2011	$1.69	$0.51
Quarter Ended December 31, 2010	$0.95	$0.43
Quarter Ended September 30, 2010	$1.50	$0.66
Quarter Ended June 30, 2010	$2.20	$1.31
Fiscal Year 2010
Quarter Ended March 31, 2010	$10.50	$1.65
Quarter Ended December 31, 2009	$5.40	$3.80
Quarter Ended September 30, 2009	$7.00	$3.70
Quarter Ended June 30, 2009	$9.00	$4.10
(b) Holders. As of June 10, 2011, the number of stockholders of record of the Company’s common stock was 218.
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

On February 4, 2011, the Company consummated the first closing of a private placement to accredited investors resulting in the issuance of units consisting of 6,335,318 shares of common stock and warrants to purchase 6,335,318 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,434,722. On February 14, 2011, the Company completed the second closing of this same private placement resulting in the issuance of units consisting of 7,026,771 shares of common stock and warrants to purchase 7,026,771 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,918,740. In both closings, each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70 for aggregate gross proceeds of $9,353,462. Aggregate net proceeds of $8,041,881 reflect placement agent fees, legal and accounting fees of $1,311,582. In addition, as part of the compensation to the selling agents, warrants to purchase 2,393,826 shares of common stock were issued to the agents. The warrants issued to the investors and selling agents are immediately exercisable and have a term of five years. The fair market value of the warrants issued to the placement agents of $2,153,397 was based on the Black-Scholes pricing model (“Black-Scholes”) and was recorded to paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company was obligated to file a registration statement with the SEC registering the resale of the shares of common stock issued to the investors and the shares of common stock underlying the warrants issued to the investors within ninety (90) days following the close of the transaction.

On March 7, 2011 the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share.  The fair value of this warrant was $302,769 of which the Company recorded $277,538 as another current asset and recognized $25,231 in selling, general and administrative expense for the year ended March 31, 2011 in the accompanying consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended March 31, 2011. These selected financial summaries should be read in conjunction with the financial information contained for each of the two years in the period ended March 31, 2011, included in the consolidated financial statements and notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.
Years Ended March 31,
(in thousands, except per share data)

	2011	2010	2009	2008	2007

Consolidated Statement of Operations Data:
Revenues	$476	$118	$35	$84	$67
Cost of revenues	1,303	718	546	386	177

Gross loss	(827)	(600)	(511)	(302)	(110)

Selling, general and administrative	4,321	3,313	2,387	2,551	1,899
Research and development	449	284	297	166	88

Total operating expenses	4,770	3,597	2,684	2,717	1,987

Loss from operations	(5,597)	(4,197)	(3,195)	(3.019)	(2,097)
Other (expense) income:
Interest income	16	8	32	50
Interest expense	(619)	(7,029)	(2,693)	(1,593)	(228)
Loss on sale of fixed assets	—	(9)
Loss on extinguishment of debt	—	—	(10,847)	—	—
Change in fair value of derivative liabilities	50	5,577	—	—	—

Net loss before income taxes	(6,150)	(5,650)	(16,703)	(4,562)	(2,325)
Income taxes	2	2	2	2	2

Net loss	$(6,152)	$(5,652)	$(16,705)	$(4,564)	$(2,327)

Net loss per common share, basic and diluted	$(0.46)	$(1.13)	$(4.05)	$(1.16)	$(0.75)

Weighted average shares used in computing net loss per common share, basic and diluted	13,302	5,011	4,124	3,943	3,094
As of March 31,
(in thousands)

	2011	2010	2009	2008	2007

Consolidated Balance Sheet Data:
Cash, cash equivalents	$9,278	$3,630	$250	$2,231	$264
Working capital (deficit)	6,760	1,995	(3,693)	981	(478)
Total assets	11,031	4,777	1,573	3,461	484
Convertible notes, net	2,401	2,502	3,883	902	96
Other long-term obligations	1,423	1,478	1,601	1,711	1,857
Accumulated deficit	(52,096)	(45,944)	(30,634)	(13,929)	(9,365)
Total stockholders’ equity (deficit)	5,948	(915)	(4,776)	—	(2,288)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have incurred losses since inception and had an accumulated deficit of $52,096,087 through March 31, 2011.

Results of Operations
Years Ended March 31, 2011 and 2010
Revenues. Net revenues were $475,504 in fiscal 2011, as compared to $117,956 in fiscal 2010. The increase of $357,548 or 303% was the result of our current business plan focusing on per-use leasing of our shipping containers and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution. The less than anticipated increase in shipper revenues during the two fiscal years was also the result of delays in the Company securing adequate funding for the manufacturing and full commercialization of the CryoPort Express® System.
Gross loss and cost of revenues. Gross loss for 2011 was 174% of revenues, or $827,484 as compared to 508%, or $599,754 for fiscal 2010. The increase in gross loss in absolute dollars and the decrease in gross loss as a percentage of revenues for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily the result of the increase in revenues from the per-use leasing of the shipping containers.
The increase in cost of revenues from $717,710 for the year ended March 31, 2010 to $1,302,988 for the year ended March 31, 2011, was primarily the result of increased revenues. The cost of revenues exceeded revenues due to fixed manufacturing costs and plant underutilization.
Selling, general and administrative expenses. Selling, general and administrative expenses were $4,320,461 in fiscal 2011, as compared to $3,312,635 in fiscal 2010. The $1,007,826 increase in expenses over prior year was due to a $900,144 or 218% increase in sales and marketing expenses from $412,739 for the year ended March 31, 2010, to $1,312,883 for the year ended March 31, 2011. The increase in sales and marketing expenses reflected our focus on market development and sales ramp up of the CryoPort Express® System. An overall increase in the sales effort in 2011 increased expenses in salaries due to new hires, recruiting, travel and outside services due to additional sales consulting.
Total stock-based compensation costs for the years ended March 31, 2011 and 2010 were $396,696 and $559,561, respectively. During the year ended March 31, 2011, we granted options to employees and directors to purchase 1,296,832 shares of common stock at a weighted average exercise price of $0.69 per share. The exercise prices of options and warrants were equal to the fair market value of our common stock at the time of grant.
Research and development expenses. Research and development expenses were $449,129 in fiscal 2011, as compared to $284,847 in fiscal 2010. The increase in research and development expenses of $164,282 was due primarily to the costs associated with the continued development of the internet-based web portal that enables the customer to initiate and monitor the progress of a shipment.
Interest income. Interest income was $15,571 in fiscal year 2011, as compared to $8,164 in fiscal year 2010. Current year interest income included the impact of increased cash balances related to the funds received in connection with the Company’s February 2011 private placement, August 2010 and October 2010 private placement and the February 25, 2010 public offering. Prior year interest income included the impact of increased cash balances related to the funds received in connection with the convertible notes payable issued in March through September 2009.
Interest expense. Interest expense was $618,765 in fiscal year 2011, as compared to $7,028,684 in fiscal year 2010. The decrease in interest expense compared to the prior year period was primarily due to the conversion of our convertible notes payable of $1,381,500 and a portion of our convertible debentures of $2,714,430 into common stock in February 2010, and the corresponding reduction in debt discount amortization and interest expense. Interest expense for fiscal year 2011 included accrued interest on our Related Party notes payable $57,156, amortization of debt discount $522,041 and interest expense on our convertible debentures $19,233. Interest expense for fiscal year 2010 included amortization of debt discount of $6,417,346 and amortized financing fees of $159,516, primarily due to the convertible debentures issued in October 2007, May 2008 and the Private Placement Debentures.
Change in fair value of derivative liabilities. The change in fair value of derivative liabilities was a gain of $49,590 in fiscal year 2011, compared to the gain of $5,576,979 in fiscal year 2010. The gain of $49,590 for the fiscal year 2011 was the result of a decrease in the fair value of our warrant derivatives due primarily to a decrease in our stock price, and a decrease in the number of equity instruments treated as derivative liabilities compared to the prior fiscal year. The prior year gain of $5,576,979 was the result of a decrease in the fair value of our warrant derivatives, due primarily to a decrease in our stock price.
Income taxes. We incurred net operating losses for the years ended March 31, 2011 and March 31, 2010 and consequently did not pay any federal, state or foreign income taxes. At March 31, 2011, we had federal and state net operating loss carryforwards of approximately $21,743,000 and $21,706,000, respectively, which we have fully reserved due to the uncertainty of realization. Our federal tax loss carryforwards will begin to expire in fiscal 2020, unless utilized. Our California tax loss carryforwards will begin to expire in fiscal 2014, unless utilized. We also have federal and California research tax credit carryforwards of approximately $17,000 and $16,000, respectively. Our federal research tax credits will begin to expire in fiscal 2026, unless utilized. Our California research tax credit carryforwards do not expire and will carry forward indefinitely until utilized.
Net loss. As a result of the factors described above, net loss for the year ended March 31, 2011 increased by $500,717 to $6,152,278 or ($0.46) per share compared to a net loss of $5,651,561 or ($1.13) per share for the year ended March 31, 2010.

Liquidity and Capital Resources
As of March 31, 2011, the Company had cash and cash equivalents of $9,278,443 and working capital of $6,759,755. Historically, we have financed our operations primarily through sales of our debt and equity securities. As of March 31, 2010, the Company had cash and cash equivalents of $3,629,886 and working capital of $1,994,934.
From August 2010 to October 2010, we conducted a private placement financing to institutional and accredited investors resulting in the issuance of units consisting of 5,532,418 shares of common stock and warrants to purchase 5,532,418 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $3,872,702 and net cash proceeds of $3,407,679. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70. Certain investors that had invested in our public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase 448,333 shares of common stock in connection with this private placement. We paid a 7% fee to the placement agents in the aggregate amount of $271,090 and issued warrants to purchase an aggregate of 774,542 shares of our common stock, at an exercise price of $0.77, which are immediately exercisable and have a term of five years.
On February 4, 2011, the Company consummated the first closing of a private placement to accredited investors resulting in the issuance of units consisting of 6,335,318 shares of common stock and warrants to purchase 6,335,318 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,434,722. On February 14, 2011, the Company completed the second closing of this same private placement resulting in the issuance of units consisting of 7,026,771 shares of common stock and warrants to purchase 7,026,771 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,918,740. In both closings, each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70 for aggregate gross proceeds of $9,353,462. Aggregate net proceeds which reflect placement agent fees, legal and accounting fees were $8,041,880. In addition, as part of the compensation to the selling agents, warrants to purchase 2,393,826 shares of common stock were issued to the agents. The warrants issued to the investors and selling agents are immediately exercisable and have a term of five years.
During fiscal year 2011, we used $4,811,411 of cash for operations primarily as a result of the net loss of $6,152,278 and non cash expenses of $1,201,300 due primarily to discount amortization related to our convertible debt instruments and share based compensation. Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accrued compensation and related expenses of $306,744 due primarily to increased selling, general and administrative expenses. During fiscal year 2010, we used $2,853,359 of cash for operations primarily as a result of the net loss of $5,651,561 including a non-cash gain of $5,576,979 due to the change in valuation of our derivative liabilities and non cash expenses of $7,790,062 due primarily to discount amortization related to our convertible debt instruments. Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accrued interest payable of $335,830 primarily due to our Private Placement Debentures and an increase in accounts payable and accrued expenses of $209,907 due primarily to increased general and administrative expenses.
Net cash used in investing activities totaled $465,450 during fiscal year 2011, primarily attributable the purchase of equipment $341,400 and the purchase of intangible assets of $124,050. Net cash used in investing activities totaled $138,874 during fiscal year 2010, primarily attributable to the decrease in restricted cash of $10,000, offset by the purchase of equipment $31,926 and the purchase of intangible assets of $116,948.
Net cash provided by financing activities totaled $10,925,418 in fiscal year 2011, primarily resulting from the receipt of the proceeds net of cash paid for offering costs from our public offering of common stock of $11,571,286 and gross proceeds from exercise of options and warrants of $213,203, which were partially offset by payment of deferred financing costs of $275,699 and repayment of convertible debt of $423,372. Net cash provided by financing activities totaled $6,372,361 in fiscal year 2010, primarily resulting from the receipt of the proceeds net of cash paid for offering costs from our public offering of common stock of $4,046,863, the proceeds from the issuance of our Private Placement Debentures of $1,321,500 and gross proceeds from exercise of options and warrants of $1,437,100, which were partially offset by payment of deferred financing costs of $92,520 and payments on our related party notes payable and notes payable to officer of $120,000 and $143,950, respectively.
The Company believes it has sufficient cash on hand and projected revenues to sustain operations for at least 12 months.

Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2011:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	Years	5 years
Operating Lease Obligations	$483,742	$156,979	$195,237	$131,526	$—
Convertible Debentures (1)	2,607,196	2,176,628	430,568	—	—
Other Long-term Debt Obligations (2)	1,525,412	102,000	192,000	1,231,412

Total:	$4,616,350	$2,435,607	$817,805	$1,362,938	$0

(1)
The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and have an outstanding principal balance of $2,607,196 as of March 31, 2011. As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

(2)
Represents unsecured indebtedness owed to five related parties, including four former members of the board of directors, for capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of March 31, 2011, the aggregate principal payments totaled $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity March 1, 2015.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Annual Report on Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgments due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.
We believe that the critical accounting policies that most impact the consolidated financial statements are as described below.
Revenue Recognition
Per Use Revenues
We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. The Company records a provision for claims based upon historical experience. Actual claims in any future period may differ from the Company’s estimates. During its early years, the Company’s limited revenue was derived from the sale of our reusable product line. The Company’s current business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution.
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

During its early years, the Company’s limited revenue was derived from the sale of our reusable product line. The Company’s current business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution. The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container. The Company’ arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time. The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result of our current business plan, during fiscal year 2010, the Company reclassified the containers from inventory to fixed assets upon commencement of the loaned-container program. The Company’s current inventory consists of accessories that are sold and shipped to customers along with loaned containers and not returned to the Company with the containers at the culmination of the customer’s shipping cycle.
Property and Equipment
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
At March 31, 2011, there was $286,821 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 1.83 years.
Issuance of Stock for Non-Cash Consideration
All transactions in which goods or services are the consideration received by non-employees for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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
Deferred Financing Costs
Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method, or netted against the gross proceeds from equity financings.
Income Taxes
We account for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2011 and 2010, there were no unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rates. Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2011 and 2010, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended March 31, 2011. We are subject to taxation in the United States and various state jurisdictions. As of March 31, 2011, the Company is no longer subject to U.S. federal examinations for year before 2007 and for California franchise and income tax examinations before 2006. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.
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
In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company does not expect the proposed standard, as currently drafted, will have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our revolving credit facility.
Based on our overall cash and cash equivalents interest rate exposure at March 31, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.
All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 1.50% or 5.0%, whichever is higher. Interest is payable on a monthly basis and may expose us to market risk due to changes in interest rates. As of March 31, 2011, we had $90,388 outstanding under our Revolving Credit Facility. The interest rate at March 31, 2011 was 5.00%. A 10% change in interest rates on our Revolving Credit Facility would not have had a material effect on our net loss for the year ended March 31, 2011.
We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the consolidated financial statements included in this Report at pages F-1 through F-31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.
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
(b) Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting which appears on the following page is incorporated herein by this reference.
(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.
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

By:	/s/ Larry G. Stambaugh Larry G. Stambaugh,	By:	/s/ Catherine M. Doll Catherine M. Doll
	President & Chief Executive		Chief Financial Officer
Officer, and Director
June 27, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2011 (the “2011 Definitive Proxy Statement”).
Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Definitive Proxy Statement.
Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2011 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2011.

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

See Exhibit Index

CRYOPORT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
CryoPort, Inc.
We have audited the accompanying consolidated balance sheets of CryoPort, Inc. (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CryoPort, Inc. at March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ KMJ Corbin & Company LLP
Costa Mesa, California
June 27, 2011

CRYOPORT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,278,443	$3,629,886
Restricted cash	91,169	90,404
Accounts receivable, net of allowances of $9,100 in 2011 and $1,500 in 2010	55,794	81,036
Inventories	44,224	—
Other current assets	528,045	104,014

Total current assets	9,997,675	3,905,340
Property and equipment, net	669,580	559,241
Intangible assets, net	354,854	311,965
Deposits and other assets	9,358	—

Total assets	$11,031,467	$4,776,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$506,887	$823,653
Accrued compensation and related expenses	402,746	312,002
Current portion of convertible debentures payable, net of discount of $197,226 in 2011 and $0 in 2010	1,979,402	200,000
Line of credit and accrued interest	90,388	90,388
Current portion of related party notes payable	102,000	150,000
Derivative liabilities	156,497	334,363

Total current liabilities	3,237,920	1,910,406
Related party notes payable and accrued interest, net of current portion	1,423,412	1,478,256
Convertible debentures payable, net of current portion and discount of $8,842 in 2011 and $728,109 in 2010, respectively	421,726	2,302,459

Total liabilities	5,083,058	5,691,121

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized; 27,504,583 and 8,136,619 shares issued and outstanding at March 31, 2011 and 2010, respectively	27,505	8,137
Additional paid-in capital	58,016,991	45,021,097
Accumulated deficit	(52,096,087)	(45,943,809)

Total stockholders’ equity (deficit)	5,948,409	(914,575)

Total liabilities and stockholders’ equity (deficit)	$11,031,467	$4,776,546

See accompanying notes.

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010
Revenues	$475,504	$117,956
Cost of revenues	1,302,988	717,710

Gross loss	(827,484)	(599,754)
Operating expenses:
Selling, general and administrative	4,320,461	3,312,635
Research and development	449,129	284,847

Total operating expenses	4,769,590	3,597,482

Loss from operations	(5,597,074)	(4,197,236)
Other (expense) income:
Interest income	15,571	8,164
Interest expense	(618,765)	(7,028,684)
Loss on sale of property and equipment	—	(9,184)
Change in fair value of derivative liabilities	49,590	5,576,979

Total other expense, net	(553,604)	(1,452,725)

Loss before income taxes	(6,150,678)	(5,649,961)

Income taxes	1,600	1,600

Net loss	$(6,152,278)	$(5,651,561)

Net loss per common share, basic and diluted	$(0.46)	$(1.13)

Basic and diluted weighted average common shares outstanding	13,301,769	5,011,057

See accompanying notes.

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at March 31, 2009	4,186,194	$4,186	$25,854,265	$(30,634,355)	$(4,775,904)
Cumulative effect related to adoption of new accounting principle	—	—	(4,217,730)	(9,657,893)	(13,875,623)
Issuance of common stock for conversion of convertible notes payable including accrued interest	519,186	519	1,459,682	—	1,460,201
Issuance of common stock for conversion of convertible debentures and accrued interest	1,236,316	1,237	4,267,446	—	4,268,683
Reclassification of derivative liability to additional paid-in capital upon conversion of convertible notes and debentures	—	—	2,728,459	—	2,728,459
Reclassification of derivative liability to additional paid-in capital upon effectively fixing conversion feature and warrant price	—	—	9,009,329	—	9,009,329
Estimated fair value of warrants issued as commission for debt financing	—	—	63,396	—	63,396
Issuance of common stock for services	33,490	33	166,061	—	166,094
Exercise of warrants for cash, net	479,033	479	1,359,989	—	1,360,468
Cashless exercise of warrants and stock options	15,753	16	(16)	—	—
Issuance of units in public offering, net of offering costs of $1,257,904	1,666,667	1,667	3,740,430	—	3,742,097
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	—	—	589,786	—	589,786
Fractional share adjustment for stock split	(20)	—	—	—	—
Net loss	—	—	—	(5,651,561)	(5,651,561)

Balance at March 31, 2010	8,136,619	$8,137	$45,021,097	$(45,943,809)	$(914,575)
Issuance of common stock for conversion of convertible debentures	66,666	67	199,933	—	200,000
Reclassification of derivative liability to additional paid-in capital	—	—	128,276	—	128,276
Reduction of accrued offering costs in connection with February 2010 financing	—	—	29,067	—	29,067
Issuance of common stock for services	13,636	14	23,985	—	23,999
Exercise of warrants and options for cash	279,094	279	212,924	—	213,203
Cashless exercise of warrants	114,061	114	(114)	—	—
Issuance of units in private placement offering, net of offering costs of $1,776,605	18,894,507	18,894	11,430,665	—	11,449,559
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	—	—	971,158	—	971,158
Net loss	—	—	—	(6,152,278)	(6,152,278)

Balance at March 31, 2011	27,504,583	$27,505	$58,016,991	$(52,096,087)	$5,948,409

See accompanying notes.

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(6,152,278)	$(5,651,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245,477	150,093
Amortization of deferred financing costs	—	159,516
Amortization of debt discount	522,041	6,417,346
Fair value of stock issued to consultants	—	166,094
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	477,620	865,895
Change in fair value of derivative instruments	(49,590)	(5,576,979)
Loss on sale of assets	—	9,184
Loss on disposal of cryogenic shippers	6,517	21,285
Interest accrued on restricted cash	(765)	649
Changes in operating assets and liabilities:
Accounts receivable	25,242	(78,490)
Inventories	16,004	81,012
Other assets	(155,851)	(50,219)
Accounts payable and accrued expenses	(109,728)	209,907
Accrued warranty costs	—	(18,743)
Accrued compensation and related expenses	306,744	105,822
Accrued interest	57,156	335,830

Net cash used in operating activities	(4,811,411)	(2,853,359)

INVESTING ACTIVITIES
Decrease in restricted cash	—	10,000
Purchases of intangible assets	(124,050)	(116,948)
Purchases of property and equipment	(341,400)	(31,926)

Net cash used in investing activities	(465,450)	(138,874)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cash paid for issuance costs	11,571,286	4,046,863
Proceeds from borrowings under convertible notes	—	1,321,500
Repayment of convertible debentures payable	(423,372)	—
Repayment of deferred financing costs	(275,699)	(92,520)
Repayment of related party notes payable	(160,000)	(120,000)
Repayments of note payable to officer	—	(143,950)
Payment of fees associated with the exercise of warrants	—	(76,632)
Proceeds from exercise of options and warrants	213,203	1,437,100

Net cash provided by financing activities	10,925,418	6,372,361

Net change in cash and cash equivalents	5,648,557	3,380,128
Cash and cash equivalents, beginning of year	3,629,886	249,758

Cash and cash equivalents, end of year	$9,278,443	$3,629,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	39,568	13,875

Income taxes	1,600	1,600

CRYOPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs in connection with equity financing included in accounts payable	$121,727	$304,766

Settlement of accounts payable with shares of common stock	$23,999	$—

Reduction of accrued offering costs in connection with February 2010 financing	$29,067	$—

Conversion of debt to common stock	$200,000	$5,728,884

Reclassification of embedded conversion feature to equity upon conversion	$—	$2,728,459

Cashless exercise of warrants and stock options	$114	$16

Fair value of options issued to employee in lieu of cash bonus	$216,000	$—

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$—	$9,657,893

Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$—	$4,217,730

Reclassification of inventory to property and equipment	$—	$449,229

Addition of principal due to debt modifications	$—	$646,369

Reclassification of derivative liabilities to additional paid-in capital upon fixing conversion feature and warrant price	$128,276	$9,009,329

Estimated fair value of warrants issued to related party in connection with an advisory services agreement	$302,769	$—

Reclassification of property and equipment to inventories	$60,228	$—

Cumulative effect of accounting change to debt discount for derivative liabilities	$—	$2,595,095

Debt discount in connection with convertible debt financing	$—	$1,080,201

See accompanying notes.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
The Company
CryoPort, Inc. (the “Company” or “we”) is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature of high value, temperature sensitive materials. The Company has developed cost-effective reusable cryogenic transport containers (referred to as “shippers”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below minus 150° Celsius. These dry vapor shippers are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times with dry ice (assuming no re-icing during transit). The Company’s value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through its value-added services that offer a simple hassle-free solution for its customers. These value-added services include an internet-based web portal that enables the customer to conveniently initiate scheduling, shipping and tracking of the progress and status of a shipment, and provides in-transit temperature and custody transfer monitoring services of the shipper. Our service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to its customers at their pick up location.
The Company’s principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and it’s CryoPort Express® Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well” inside the containers and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, and infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than minus 150° Celsius).
The Company entered into its first strategic relationship with a global courier on January 13, 2010 with Federal Express Corporation (“FedEx”) pursuant to which the Company leases to FedEx such number of its cryogenic shippers that FedEx, from time to time, orders for its customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System. On January 24, 2011 we announced that FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. On September 2, 2010, the Company entered into an agreement with DHL Express (USA), Inc. (“DHL”) that gives DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express® Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express® shipping solution. In connection with the agreement, the Company has integrated its proprietary web portal to DHL’s tracking and billing systems to provide DHL life science customers with a seamless way of shipping their critical biological material worldwide. The IT integration with DHL was completed during the Company’s fourth quarter of fiscal year 2011.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S”) (“GAAP”).
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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principles of Consolidation
The consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, valuation of derivative liabilities and valuation of common stock, warrants and stock options issued for products or services.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at March 31, 2011 and 2010. The difference between the fair value and recorded values of the related party notes payable is not significant. The Company’s restricted cash is carried at amortized cost which approximates fair value at March 31, 2011 and 2010.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Concentrations of Credit Risk
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At March 31, 2011 and 2010, the Company had $8,701,410 and $3,490,116 which exceeded the FDIC insurance limit, respectively, of cash balances, including restricted cash. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.
Restricted cash
The Company has invested cash in a one year restricted certificate of deposit bearing interest at 1% which serves as collateral for borrowings under a line of credit agreement (see Note 6). At March 31, 2011 and 2010, the balance in the certificate of deposit was $91,169 and $90,404, respectively.
Customers
The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2011 and 2010 are net of reserves for doubtful accounts of approximately $9,100 and $1,500, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
The Company has foreign revenues primarily in Europe, Canada, India and Australia. During fiscal years 2011 and 2010, the Company had foreign revenues of approximately $232,000 and $67,000, respectively, which constituted approximately 51% and 56% of total revenues, respectively.
The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At March 31, 2011, annual revenues from three customers accounted for 68% of our total revenues. At March 31, 2010, annual net revenues from two customers accounted for 51% of our total revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.
Inventories
The Company’s inventories consist of $37,739 in raw material and $6,485 in finished goods, which represents accessories that are sold and shipped to customers along with pay-per-use containers and not returned to the Company with the containers at the culmination of the customer’s shipping cycle.
Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company write downs the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.
In fiscal year 2010, the Company changed its operations and now provides shipping containers to its customers and charges a fee in exchange for the use of the container. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time. The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result, during the fiscal year 2010, the Company reclassified the containers from inventory to fixed assets upon commencement of the per-use container program.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property and Equipment
Property and equipment are recorded at cost. Cryogenic shippers, which comprise of 84% of the Company’s net property and equipment balance at March 31, 2011, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation expense.
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
Long-lived Assets
If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2011.
Deferred Financing Costs
Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs related to the issuance of debt are being amortized over the term of the financing instrument using the effective interest method while deferred financing costs from equity financings are netted against the gross proceeds received from the equity financings.
During the year ended March 31, 2011, the Company incurred $465,023 of offering costs in connection with the private placement that closed in August 2010 and October 2010 and $1,311,582 of offering costs from the private placement that closed in February 2011; both of which were charged to paid-in capital and netted against the proceeds received in the private placements. As of March 31, 2011, offering costs of $121,727 related to the February 2011 private placement were included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.
During the year ended March 31, 2010, the Company completed a public offering of units consisting of 1,666,667 shares of common stock and 1,666,667 warrants to purchase one share of common stock at an exercise price of $3.30, for gross proceeds of $5,000,001 and net proceeds of approximately $3,742,097 (the “February 2010 Public Offering”). Each unit consisting of one share, together with one warrant to purchase one share, was priced at $3.00. In connection with this public offering the Company incurred financing costs of $1,257,904, which consisted primarily of placement agent fees, accounting, legal and filing fees and were netted against the proceeds of the offering upon completion.
During the year ended March 31, 2010, and in connection with the issuance of convertible notes payable (see Note 8), the Company paid financing costs, which consisted primarily of placement agent fees, accounting, legal and filing fees, and were amortized over the life of the debt. Amortization of deferred financing costs using the effective interest method was $0 and $159,516 for the years ended March 31, 2011 and 2010, respectively, and were included in interest expense in the accompanying consolidated statements of operations. Additionally, during the year ended March 31, 2011, the Company made payments of $275,699 in connection with the deferred financing fees related to the February 2010 Public Offering, which were included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at March 31, 2010.
Accrued Warranty Costs
Estimated costs of the Company’s standard warranty were included with products at no additional cost to the customer for a period up to one year and were recorded as accrued warranty costs at the time of product sale. Costs related to servicing the standard warranty were charged to the accrual as incurred.
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
Derivative Liabilities
Effective April 1, 2009, certain of the Company’s issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, were reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (“Black-Scholes”) (see Note 9).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Commitments and Contingencies
The Company is subject to routine claims and litigation incidental to our business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on our operating results or financial position.
Income Taxes
The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2011 and 2010, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rates. Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2011 and 2010, respectively and has not recognized interest and/or penalties in the consolidated statement of operations for the years ended March 31, 2011 and 2010. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2011, the Company is no longer subject to U.S. federal examinations for years before 2007 per Note 14 and for California franchise and income tax examinations for years before 2006 per Note 14. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.
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
The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials, and at the time that collectability is reasonably certain. Revenue is based on gross net of discounts and allowances.
Accounting for Shipping and Handling Revenue, Fees and Costs
The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of sales in the accompanying consolidated statements of operations.
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
Stock-based Compensation
The Company recognizes compensation expense for all stock-based awards made to employees and directors. The fair value of stock-based awards is estimated at grant date using Black-Scholes and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.
Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at March 31, 2011 and 2010 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.
The Company uses Black-Scholes to estimate the fair value of stock-based awards. The determination of fair value using Black-Scholes is affected by its stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.
At March 31, 2011, there was $286,821 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.83 years.
The Company’s stock-based compensation plans are discussed further in Note 11.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Issuance of Stock for Non-Cash Consideration
The Company accounts for equity issuances to non-employees in accordance with accounting guidance for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods and services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur. See Note 12 for more details.
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. For the years ended March 31, 2011 and 2010, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 16,088,589 and 8,472,977 for the years ended March 31, 2011 and 2010, respectively.
In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt.
Segment Reporting
We currently operate in only one segment.
Subsequent Events
The Company has evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

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
In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company does not expect the proposed standard, as currently drafted, will have a material impact on its consolidated financial statements.
Note 2. Inventories
Inventories consist of the following:

	March 31,	March 31,
	2011	2010

Raw materials	$37,739	$—
Finished goods	6,485	—

	$44,224	$—

The Company’s inventories consists of accessories that are sold and shipped to customers along with pay-per-use containers and are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method.
Note 3. Property and Equipment
Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows:

	March 31,
	2011	2010
Cryogenic shippers	$689,757	$449,734
Furniture and fixtures	3,284	3,284
Machinery and equipment	355,303	340,169
Leasehold improvements	19,426	19,426

	1,067,770	812,613
Less accumulated depreciation and amortization	(398,190)	(253,372)

	$669,580	$559,241

During its early years, the Company’s limited revenue was derived from the sale of our reusable product line. The Company’s current business plan focuses on per-use leasing of shipping containers and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solutions.
Total depreciation and amortization expense related to property and equipment amounted to $164,316 and $80,746 for the years ended March 31, 2011 and 2010, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4. Intangible Assets
Intangible assets are comprised of patents and trademarks and software developed for internal uses. The gross book values and accumulated amortization as of March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010

Patents and trademarks	$91,354	$91,354
Software development costs	479,131	355,081

	570,485	446,435
Less accumulated amortization	(215,631)	(134,470)

	$354,854	$311,965

Amortization expense for intangible assets for the years ended March 31, 2011 and 2010 was $81,161 and $69,347, respectively. All of the Company’s intangible assets are subject to amortization.

	Patents and		Total
Years Ending March 31,	Trademarks	Software	Intangibles

2012	$8,533	$95,804	$104,337
2013	8,533	95,804	104,337
2014	8,506	77,116	85,622
2015	7,460	29,253	36,713
2016	7,047	16,798	23,845

	$40,079	$314,775	$354,854

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
The following table presents the Company’s warrants measured at fair value on a recurring basis as of March 31, 2011 and March 31, 2010 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	March 31, 2011	March 31, 2010

Derivative Liabilities	$156,497	$334,363

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	2011	2010
Balance at April 1	$334,363	$—
Cumulative effect of change in accounting principle (see Note 9)	—	16,470,718
Derivative liability added — warrants	—	389,781
Derivative liability added — conversion option	—	788,631
Reclassification of conversion feature to equity upon conversions of notes	—	(2,728,459)
Reclassification of conversion feature and warrants to equity upon modification of terms (no longer derivative instruments)	—	(9,009,329)
Change in fair value	(49,590)	(5,576,979)
Reclassification of warrants to equity upon fixing exercise price	(128,276)	—

Balance at March 31,	$156,497	$334,363

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6. Line of Credit
On November 5, 2007, the Company secured financing for a $200,000 one-year revolving line of credit (the “Line”) secured by a $200,000 certificate of deposit with a financial institution. On November 6, 2008, the Company secured a one-year renewal of the Line for a reduced amount of $100,000 which is secured by a $100,000 certificate of deposit with a financial institution. During October 2010, the Company secured a one-year renewal of the Line for a reduced amount of $90,000 which is secured by a $90,000 certificate of deposit with a financial institution. All borrowings under the revolving line of credit bear variable interest based either the prime rate plus 1.5% per annum (totaling 4.75% as of March 31, 2011) or 5.0%, whichever is higher. The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® One-Way Shipper. As of March 31, 2011 and 2010, the outstanding balance of the Line was $90,388, including accrued interest of $388. No funds were drawn against the Line during the years ended March 31, 2011 or 2010. The Company recorded interest expense of $4,563 and $4,094 for the years ended March 31, 2011 and 2010, respectively.
Note 7. Related Party Transactions
Related Party Notes Payable
As of March 31, 2011 and 2010, the Company had aggregate principal balances of $849,500 and $1,009,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of March 31, 2011, the aggregate principal payments totaled $10,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on March 1, 2015.
Related-party interest expense under these notes was $57,156 and $64,496 for the years ended March 31, 2011 and 2010, respectively. Accrued interest related to these notes, which is included in related party notes payable in the accompanying consolidated balance sheets, amounted to $675,912 and $618,756 as of March 31, 2011 and 2010, respectively.
Scheduled maturities of related party debt as of March 31, 2011 are as follows:

Years Ending March 31:
2012	$102,000
2013	96,000
2014	96,000
2015	1,231,412

$1,525,412

Note Payable to Former Officer
In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. The note and a portion of the accrued interest were paid in March 2010 and the remaining accrued interest of $11,996 was paid in full in August 2010. Interest expense related to this note was $11,996 and $8,133 for the years ended March 31, 2011 and 2010, respectively. In February 2009, Mr. Berry resigned his position as Chief Executive Officer and on July 30, 2009. Mr. Berry resigned his position from the Board.
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
Related-party consulting fees for these services were $0 and $292,010 for the years ended March 31, 2011 and 2010, respectively.
Advisory Services Agreement with Former Officer
On March 7, 2011 the Company entered into a one-year Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advisory services including identifying and introducing customers, advising on sales and marketing plans and providing financial advice. Dr. Grossman is a former officer of the Company and is one of the five related parties to which CryoPort has an outstanding unsecured debt obligation. For these services, Dr. Grossman was paid a fee of $125,000, which is to be amortized over the term of the agreement, and issued a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share and vested upon issuance. The fair value of this warrant was $302,769 of which the Company recorded $277,538 as another current asset and recognized $25,231 in selling, general and administrative expense for the year ended March 31, 2011 in the accompanying consolidated financial statements.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Related Party Legal Services
Since June 2005, the Company had retained the legal services of Gary C. Cannon, Attorney at Law, for a monthly retainer fee. From June 2005 to May 2009, Mr. Cannon also served as the Company’s Secretary and a member of the Company’s Board of Directors. Mr. Cannon continued to serve as Corporate Legal Counsel for the Company and served as a member of the Advisory Board. In December 2007, Mr. Cannon’s monthly retainer for legal services was increased from $6,500 per month to $9,000 per month. The total amount paid to Mr. Cannon for retainer fees and out-of-pocket expenses for the year ended March 31, 2011 and 2010 was $0 and $34,350, respectively. Board fees expensed for Mr. Cannon were $0 and $5,388 for the years ended March 31, 2011 and 2010, respectively. At March 31, 2011 and 2010, $0 and $7,788, respectively, of deferred board fees was included in accrued compensation and related expenses. During the year ended March 31, 2010, Mr. Cannon was granted a total of 2,557 warrants with an average exercise price of $5.90 per share. All warrants granted to Mr. Cannon were issued with an exercise price of greater than or equal to the stock price of the Company’s shares on the grant date. On May 4, 2009, Mr. Cannon resigned from the Company’s Board of Directors and in July 2009 Mr. Cannon was given 30 days notice that he was terminated as the general legal counsel and advisor to the Company.
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
Related-party consulting fees for these services were $437,796 and $234,650 for the years ended March 31, 2011 and 2010, respectively. On October 9, 2009, the Compensation and Governance Committee granted Ms. Doll an option to purchase 2,000 shares of common stock at an exercise price of $4.50 per share (the closing price of the Company’s stock on the date of grant) valued at $8,480 as calculated using Black-Scholes and is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The assumptions used under Black-Scholes included: a risk free rate of 2.36%; volatility of 182%; an expected exercise term of 4.25 years; and no annual dividend rate. The right to exercise the stock options vested as to 33 1/3% of the underlying shares of common stock upon grant, with the remaining underlying shares vesting in equal installments on the first and second anniversary of the grant date.
Note 8. Convertible Debentures Payable
The Company’s convertible debenture balances are shown below:

	March 31,	March 31,
	2011	2010
October 2007 Debentures	$2,607,196	$3,150,975
May 2008 Debentures	—	79,593

	2,607,196	3,230,568
Debt discount	(206,068)	(728,109)

Total convertible debentures, net of discount	$2,401,128	$2,502,459

Short-term:
Current portion of convertible debentures payable, net of discount of $197,226 in 2011 and $0 in 2010, respectively	1,979,402	200,000
Long-term:
Convertible debentures payable, net of current portion and discount of $8,842 in 2011 and $728,109 in 2010, respectively	421,726	2,302,459

Total convertible debentures, net of discount	$2,401,128	$2,502,459

During the years ended March 31, 2011 and 2010, the Company recognized an aggregate of $522,041 and $6,417,346 in interest expense, respectively, due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding convertible debentures.
October 2007 and May 2008 Debentures
The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and had an outstanding principal balance of $2,607,196 and $3,230,568 as of March 31, 2011 and 2010, respectively. In addition, in October 2007 and May 2008, the Company issued to these institutional investors warrants to purchase, as of March 31, 2011, an aggregate of 3,055,097 shares of the Company’s common stock (the “Debenture Warrants”). As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fiscal Year 2010 Activity
During the year ended March 31, 2010, the Company converted interest payments due on the Debentures totaling $171,253 into 42,814 shares of common stock using the conversion rate of $4.00.
In May 2009, approximately $713,000 of the October 2007 Debentures was converted by a note holder. Using the conversion rate of $5.10 per share per the terms of the debenture, 139,804 shares of common stock were issued to the investor. In addition, the fair value of $593,303 related to the conversion feature was reclassified from the liability for derivative instruments to additional paid-in capital (see Note 10) and accelerated the recognition of $508,886 of unamortized debt discount as interest expense.
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
2. As of September 1, 2009, the principal amount of the Debentures was increased by $482,792, which was added to the outstanding principal balances and $403,214 was recorded as a debt discount and is being amortized over the remaining life of the Debentures. The increase reflected all accrued and unpaid interest as of such date, plus all interest that would have accrued on the principal amount (as increased as of September 1, 2009, to reflect the then accrued but unpaid interest) from September 1, 2009, to July 1, 2010 (the maturity date of the Debentures). The Company had no obligation under the Debentures to make further payments of interest, and interest ceased to accrue, during the period September 1, 2009 to July 1, 2010.
3. The conversion price of the Debentures was decreased from $5.10 per share to $4.50 per share, which resulted in an increase in the number shares of common stock which the Debentures may be converted into, an increase in the liability for derivative instruments of $802,200 and a corresponding loss was recorded in other expense, net due to the change in fair value of derivatives.
4. The commencement of the Company’s obligation to make monthly payments of principal was deferred from September 1, 2009, to January 1, 2010, at which time the Company was to make monthly pro rata payments to the Holders in the aggregate amount of $200,000 with a balloon payment due on the maturity date of July 1, 2010. Prior to the Amendment, the Company was obligated to repay the entire outstanding principal amount of the debentures in twelve equal monthly payments commencing on August 1, 2009. On January 12, 2010, the Company entered into an Amendment to Debentures and Warrants, Agreement and Waiver with the Holders of the Company Debentures, which was subsequently amended in February 2010 as discussed below.
5. The Holders’ existing right to maintain a fully diluted ownership equal to 31.5% has been increased by the Amendment to a fully diluted ownership of 34.5%.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On September 22, 2009, the holders of the October 2007 Debentures converted $100,000 of principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50. As a result of the conversion, the Company reclassified $52,799 of the derivative liability related to the embedded conversion feature to additional paid-in capital and accelerated the recognition of $41,277 of unamortized debt discount as interest expense.
On October 9, 2009, the holders of the October 2007 Debentures converted $90,000 principal into 20,000 shares of the Company’s common stock at a conversion price of $4.50. As a result of the conversion, the Company reclassified $37,001 of the derivative liability related to the embedded conversion feature to additional paid-in capital and accelerated the recognition of $33,708 of unamortized debt discount as interest expense.
On November 17, 2009, the holders of the October 2007 Debentures converted $180,000 principal into 40,000 shares of the Company’s common stock at a conversion price of $4.50. As a result of the conversion, the Company reclassified $80,368 of the derivative liability related to the embedded conversion feature to additional paid-in capital and accelerated the recognition of $59,262 of unamortized debt discount as interest expense.
On November 24, 2009, the holders of the October 2007 Debentures converted $100,000 principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50. As a result of the conversion, the Company reclassified $38,224 of the derivative liability related to the embedded conversion feature to additional paid-in capital and accelerated the recognition of $32,034 of unamortized debt discount as interest expense.
On January 11, 2010, the holders of the October 2007 Debentures converted $100,000 principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50. As a result of the conversion, the Company reclassified $88,001 of the derivative liability related to the embedded conversion feature to additional paid-in capital and accelerated the recognition of $25,989 of unamortized debt discount as interest expense.
On January 15, 2010, the holders of the October 2007 Debentures converted $100,000 principal into 22,222 shares of the Company’s common stock at a conversion price of $4.50. As a result of the conversion, the Company reclassified $114,693 of the derivative liability related to the embedded conversion feature to additional paid-in capital and accelerated the recognition of $25,451 of unamortized debt discount as interest expense.
On February 19, 2010, the Company entered into an Amended and Restated Amendment Agreements with the holders of the Company’s Debentures (as hereinafter defined), which was amended on February 23, 2010 (collectively, the “2010 Amendment”), pursuant to which the Company amended and restated the amendment agreements entered into on January 12, 2010 and February 1, 2010 with the holders. Pursuant to the 2010 Amendment, the debenture holders confirmed their prior agreement to defer until March 1, 2010 the Company’s obligation to make the January 1, 2010 and February 1, 2010 debenture amortization payments (each in the aggregate amount of $200,000) and their consent to the Company’s recent 10-to-1 reverse stock split. The following is a summary of the material terms of the 2010 Amendment:
•
each holder converted $1,357,215 in principal amount of the outstanding principal balance of such holder’s debenture in exchange for a number of shares of common stock determined by dividing such principal amount by the unit offering price in the Company’s equity financing on February 25, 2010 (see Note 10). Based on the public offering price of $3.00 per unit, each holder received a total of 452,405 shares of common stock upon conversion. As a result of the conversion of an aggregate of $2,714,430 outstanding principal, the Company reclassified a portion of the derivative liability related to the conversion feature of the Debentures of $1,450,605 to additional paid-in capital and accelerated the recognition of $554,720 of debt discount as interest expense;

•
with respect to the remaining outstanding balance of the debentures after the foregoing conversions, the Company is not obligated to make any principal or interest payments until March 1, 2011, at which time the Company will be obligated to start making monthly principal payments of $200,000 for a period of seventeen (17) months with a final balloon payment due on August 1, 2012. In addition, the future interest of $163,573 (in the aggregate) that would accrue on the outstanding principal balance from July 1, 2010 (the date to which accrued interest was previously added to principal) to March 1, 2011 was added to the current principal balance of the debentures with a corresponding increase to the debt discount to be amortized over the remaining life of the debt. Interest payments over the remaining term are to accrue and become due quarterly;

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

•
the termination of certain anti-dilution provisions contained in the debentures and warrants held by the debenture holders and their right to maintain a fully-diluted ownership of our common stock equal to 34.5%, which, along with the reset of the conversion price to $3.00 per share and warrant exercise price to $3.30 per share, resulted in the reclassification of $9,009,329 of derivative liability related to the embedded conversion features and warrants to additional paid-in capital since the modification to the terms of the warrants no longer required derivative accounting;

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

Fiscal Year 2011 Activity
During January 2011, the holders of the October 2007 Debentures converted $200,000 principal into 66,666 shares of the Company’s common stock at a conversion price of $3.00 per share per the terms of the Debentures. For the year ending March 31, 2011 aggregate principal payments were $343,779.
As of March 31, 2011, the May 2008 Debentures were paid in full. For the year ending March 31, 2011 aggregate principal payments were $79,593.
Private Placement Debentures
Fiscal Year 2010 Activity
In March 2009, the Company entered into an Agency Agreement with a broker to raise capital in a private placement offering of one-year convertible debentures pursuant to Regulation D of the Securities Act of 1933 and the Rules promulgated there under (the “Private Placement Debentures”). As of March 31, 2010, the Company had received total gross proceeds of $1,381,500 under this private placement offering of convertible debentures which included gross proceeds of $1,321,500 raised during the year ended March 31, 2010. The Company had the option to make principal redemptions on the maturity dates of the debentures in shares of common stock at a conversion price of $5.10 per share. At any time, holders were able to convert the debentures into shares of common stock at the conversion price of $5.10. The conversion price was subject to adjustment in the event the Company issued its next equity financing of at least $2,500,000 at a price below $5.10 per share. Per the terms of the convertible debenture agreements, the notes had a term of one year from issuance and were redeemable by the Company with two days notice. The notes bore interest at 8% per annum and were convertible into shares of the Company’s common stock at a conversion rate of $5.10 per share. In connection with the Private Placement Debentures, the Company issued to investors an aggregate of 54,177 five-year warrants to purchase shares of the Company’s common stock at $5.10 per share (the “Private Placement Warrants”), which included 51,824 warrants issued to investors during the year ended March 31, 2010, and were accounted for as derivative liabilities (see Note 9). The Company had determined the aggregate fair value of the issued warrants as of the dates of each grant, based on Black-Scholes, to be approximately $291,570 for the year ended March 31, 2010. The exercise price of the warrants was subject to adjustment in the event the Company issued its next equity financing of at least $2,500,000 at a price below $5.10 per share. In connection with the issuance of the Private Placement Debentures, the Company recognized a debt discount and derivative liability at the dates of issuance in the aggregate amount of $1,125,772 related to the fair value of the warrants and embedded conversion features, which included $1,080,201 of debt discount recorded during the year ended March 31, 2010 comprised of $788,631 related to the fair value of the embedded conversion features and $291,570 related to the fair value of the warrants. Prior to conversion (see below), the debt discount was amortized to interest expense over the life of the debentures and the derivative liability was revalued each reporting period with changes in fair value recognized in earnings.
On February 25, 2010, immediately prior to the Company’s public offering, the holders of the Private Placement Debentures converted the principal balance of $1,381,500 and accrued interest of $78,701 into 519,187 shares of the Company’s common stock at a conversion price of $2.81 in prepayment of all amounts due. As a result of the conversion, the Company reclassified the derivative liability related to the conversion feature of the Private Placement Debentures of $273,465 to additional paid-in capital and recognized the remaining debt discount of approximately $331,002 as interest expense. In addition, pursuant to the anti-dilution provisions contained in the Private Placement Warrant agreements, the exercise price of the Private Placement Warrants was reset from $5.10 per share to $2.81 per share and the Company recorded a loss of $2,756 in other expense, net and a corresponding increase in derivative liabilities. The derivative liabilities balance of $128,276 related to the Company’s Private Placement Warrants was reclassified to additional paid-in capital in 2011 (see Note 9). During the year ended March 31, 2010, the Company issued 16,253 warrants with an exercise price of $5.10 per share for commissions due in connection with the Company’s Private Placement Debentures. The Company determined the aggregate fair value of the issued warrants, based on the Black-Scholes pricing model, to be $63,396, or $3.90 per share as of the effective date of grant, and was recorded in equity with a corresponding charge to deferred financing fees to be amortized to interest expense over the remaining life of the debt. The remaining balance of $21,132 was charged to interest expense upon conversion of the Private Placement Debentures in February 2010.
During the year ended March 31, 2010, the Company recognized an aggregate of $1,125,772 in interest expense due to amortization of debt discount related to the warrants and embedded conversion features associated with the Company’s outstanding Private Placement Debentures.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Convertible debentures mature in fiscal years ending after March 31, 2011 as follows:

Amount

Years Ending March 31,
2012	$2,176,628
2013	430,568

$2,607,196

Note 9. Derivative Liabilities
The Company’s derivative liabilities balance as of March 31, 2011 and 2010 was $156,497 and $334,363, respectively.
During 2010, the Company adopted a new accounting guidance which requires certain instruments to be accounted for as derivative liabilities. In accordance with this guidance, the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable previously treated as equity were no longer afforded equity treatment because these instruments have reset or ratchet provisions that are triggered in the event the Company raises additional capital at a lower price, among other adjustments. As such, effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their dates of issuance or modification. Any change in fair value subsequent to April 1, 2009 is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. The cumulative effect at April 1, 2009 to record, at fair value, a liability for the warrants and embedded conversion features, and related adjustments to discounts on convertible notes of $2,595,095, resulted in an aggregate reduction to equity of $13,875,623 consisting of a reduction to additional paid-in capital of $4,217,730 and an increase in the accumulated deficit of $9,657,893 to reflect the adoption of new accounting guidance.
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
In February 2010, as a result of the conversion of all outstanding amounts due under the Private Placement Debentures, the Company reclassified the derivative liability for the embedded conversion feature of $273,465 to additional paid-in capital. In addition, pursuant to the anti-dilution provisions contained in the Private Placement Warrant agreements, the exercise price of the Private Placement Warrants was reset from $5.10 per share to $2.81 per share. The Company recorded an increase in the liability for derivative instrument of $2,756 and a corresponding loss was recorded in other expense, net and included in the change in fair value of derivative liabilities. The Company determined the aggregate fair value of the warrants, based on Black-Scholes, to be $98,786 as of March 31, 2010. See Note 8 for a discussion of the fair value of the warrants and embedded conversion features as of the dates of issuance.
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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In February 2010, as a result of the 2010 Amendment and partial conversion of the Debentures, the Company reclassified a portion of the derivative liability related to the conversion feature of the Debentures of $1,653,299 to additional paid in capital. In addition, due to the modification of the terms of the Debentures, the remaining derivative liabilities for the embedded conversion features and warrants of $9,009,329 was reclassified to additional paid-in capital as they no longer require derivative treatment (see Note 8).
During the year ended March 31, 2010, the Company issued to various placement agents in lieu of cash fees an aggregate of 20,000 warrants to purchase shares of the Company’s common stock with a fair value of $87,448. The exercise prices of these warrants are equal to $3.30, as reset from $5.10 on February 25, 2010 pursuant to the anti-dilution provisions contained in the warrant agreements and an additional 10,909 warrant shares were issued for an aggregate total of 30,909 warrants. The Company determined the aggregate fair value of the issued warrants, based on Black-Scholes, to be $55,961 as of March 31, 2010. Since the exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing, the warrants are accounted for as a derivative liability.
During the year ended March 31, 2010, the Company modified the terms of an aggregate of 54,676 warrants to purchase shares of the Company’s common stock which were previously issued to various placement agents in lieu of cash fees. On April 5, 2009, in connection with the termination of a consulting agreement, the Company modified the terms of 54,676 warrants issued in October 2007 and May 2008. The exercise price of the warrants was reduced from $8.40 per share to $6.00 per share and the expiration date was extended to 5 years from the date of modification. As a result of the modification, the Company recognized expense of $10,763 in other expense, net based on the change in the Black-Scholes fair value before and after modification. On February 25, 2010, the exercise price of the warrants was reduced from $6.00 per share to $3.30 per share pursuant to the anti-dilution provisions contained in the warrant agreements and an additional 44,735 warrant shares were issued, for an aggregate total of 99,411 warrant shares. The Company recorded an increase in the liability for derivative instrument of $5,225 and a corresponding loss was recorded in other expense, net and included in the change in fair value of derivative liabilities. The Company determined the aggregate fair value of the issued warrants, based on Black-Scholes, to be $179,616 as of March 31, 2010. Since the exercise price of the warrants is subject to adjustment in the event the Company issues the next equity financing, the warrants are accounted for as a derivative liability.
Fiscal Year 2011 Activity
During the year ended March 31, 2011, it was determined that the anti-dilution provisions contained in the Private Placement Warrants issued in connection with the Private Placement Debentures were no longer afforded treatment as a derivative liability due to the equity financing in February 2010, thus the Company reclassified the derivative liability of $128,276 to additional paid-in capital.
During the year ended March 31, 2011, the Company issued an aggregate of 36,371 warrants to purchase shares of the Company’s common stock pursuant to the anti-dilution provisions contained in the warrant agreements which were previously issued to various placement agents in lieu of cash fees. On August 20, 2010, in connection with the August 2010 private placement closing, the exercise price of the warrants was reduced from $3.30 per share to $3.20 per share and the Company issued an additional 4,073 warrants. On February 4, 2011, in connection with the February 2011 private placement, the exercise price of the warrants was reduced from $3.20 per share to $2.81 per share and the Company issued an additional 18,657 warrants. On February 14, 2011, in connection with the February 2011 private placement, the exercise price of the warrants was reduced from $2.81 per share to $2.58 per share and the Company issued an additional 13,641 warrants. Since the exercise price of the warrants is subject to additional adjustment in the event the Company issues dilutive equity securities, as described in the original warrant agreements, the warrants are accounted for as a derivative liability.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During the years ended March 31, 2011 and 2010, the Company recognized aggregate gains of $49,590 and $5,576,979, respectively, due to the change in fair value of its derivative instruments. See Note 5 for the components of changes in derivative liabilities. The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	March 31,
	2011	2010
Expected dividends	—	—
Expected term (in years)	3.01 – 4.22	3.50 – 5.00
Risk-free interest rate	0.64% – 1.79%	1.42% – 2.69%
Expected volatility	128% – 189%	178% – 204%
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
The Company estimated the fair value of the embedded conversion features related to its convertible debentures using Black-Scholes using the following assumptions:

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
Note 10. Stockholders’ Equity
Common Stock
The Company’s authorized capital consists of 250,000,000 shares of common stock, $0.001 par value per share. On February 5, 2010, the Company filed a Certificate of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 10-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock. As of March 31, 2011 and 2010, 27,504,583 and 8,136,619 shares of common stock were issued and outstanding, respectively.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fiscal Year 2010 Activity
In May 2009, $713,000 of the October 2007 Debentures was converted by the note holders. Using the conversion rate of $5.10 per share per the terms of the Debenture, 139,804 shares of registered common stock were issued to the investors.
On September 28, 2009, the Company issued 2,353 shares of common stock, in lieu of $12,000 in fees paid for services performed by Carpe DM, Inc., which were issued at a value of $5.10 per share.
In July 2009, the Company engaged an agent to solicit the holders of certain warrants to exercise their rights to purchase shares of the Company’s common stock. Pursuant to the terms of the engagement, the Company agreed to pay the agent compensation of 5% of the gross proceeds totaling $76,632, which is included equity and netted against the gross proceeds in the accompanying consolidated balance sheet at March 31, 2010. In addition, the Company issued to the agent a warrant to purchase a number of shares of the Company’s common stock equal to 5% of the number of shares issued in the exercise of the warrants, or a total of 23,952 warrants with a fair value of $98,256 or $4.10 per share. The warrant has an exercise price of $5.10 and will permit the agent or its designees to purchase shares of common stock on or prior to October 1, 2014. The fair value of warrants has been recorded as an offset to additional paid-in capital on the accompanying consolidated balance sheets. During the year ended March 31, 2010, the Company issued 479,033 shares of its common stock for gross cash proceeds of $1,437,100 from the exercise of warrants which resulted from the solicitation.
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
In August 2009, the Company issued warrants to purchase 600 shares of common stock in lieu of payment to Gary C. Cannon, who then served as Corporate Legal Counsel for the Company and as a member of the Advisory Board, to purchase shares of the Company’s common stock at an exercise price of $5.10 per share with a five year term. The exercise prices of these warrants are greater than or equal to the stock price of the Company’s shares as of the date of grant. The fair market value of the warrants based on Black-Scholes of $2,799 was recorded as consulting and compensation expense and included in selling, general and administrative expenses during the year ended March 31, 2010. In July 2009, Mr. Cannon was given a 30 day notice of his termination as general legal counsel and advisor to the Company. During November 2009, the Company issued 4,314 shares of common stock to Mr. Cannon in lieu of payment for services for a total expense of $22,000 which has been included in selling, general and administrative expenses.
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
On February 19, 2010, we entered into the 2010 Amendment with the holders of our Debentures (see Note 8). Pursuant to the 2010 Amendment, the holders each converted $1,357,215 in principal amount of the outstanding principal balance of such holder’s debenture in exchange for a number of shares of common stock determined by dividing such principal amount by the unit offering price. Based on the public offering price of $3.00 per unit, each holder received a total of 452,405 shares of common stock upon conversion. The conversion price of the remaining outstanding balance of each debenture was reset to $3.00 based on the Company’s public offering price. As a result of the conversion of an aggregate of $2,714,430 outstanding principal, the Company reclassified a portion of the derivative liability related to the conversion feature of the Debentures of $1,450,605 to additional paid-in capital. In addition, pursuant to the 2010 Amendment, certain anti-dilution provisions contained in the debentures and warrants held by the debenture holders were terminated along with the right to maintain a fully-diluted ownership of our common stock equal to 34.5%, which resulted in the reclassification of $9,009,329 of derivative liability related to the embedded conversion features and warrants to additional paid-in capital. Pursuant to the terms of the 2010 Amendment, the exercise price of the warrants currently held by the debenture holders was reset to equal the exercise price of the warrants included as part of the units sold in the Company’s public offering (110% of the unit offering price or $3.30 per share) and the exercise period was extended to January 1, 2015.
On February 25, 2010 the Company completed a public offering of units consisting of 1,666,667 shares of the Company’s common stock and 1,666,667 warrants to purchase one share of the Company’s common stock for gross proceeds of $5,000,001 and net cash proceeds of approximately $3,742,097. Each unit consisting of one share, together with one warrant to purchase one share, was priced at $3.00. The warrants issued as part of the offering have an exercise price of $3.30 and a term of 5 years. In addition, the Company issued a warrant to purchase 83,333 shares of the Company’s common stock to the underwriter’s representative at an exercise price of $3.75 with a 5 year term and have a fair value of $199,043 based on Black-Scholes. Pursuant to the offering, the Company issued to an investment banker warrants to purchase 17,500 shares of the Company’s common stock with a fair value of $41,939, which represented 7% of the warrants issued to the holders of the Company’s Debentures participating in the public offering, at an exercise price of $3.30 per share and a 5 year term.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During the year ended March 31, 2010, the Company issued to the purchasers of the Private Placement Debentures warrants to purchase an aggregate of 51,824 shares of common stock at an initial exercise price of $5.10. In February 2010, immediately prior to the Company’s public offering, the holders of the Private Placement Debentures converted the aggregate principal balance of $1,381,500 and accrued interest of $78,701 into 519,186 shares of the Company’s common stock at a conversion price of $2.81 in prepayment of all amounts due. As a result of the conversion of all outstanding amounts, the Company reclassified the derivative liability for the embedded conversion feature of $273,465 to additional paid-in capital. In addition, pursuant to the anti-dilution provisions contained in the Private Placement Warrant agreements, the exercise price of the Private Placement Warrants was reset from $5.10 per share to $2.81 per share (see Notes 8 and 9).
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
Fiscal Year 2011 Activity
In April 2010, the Company issued 13,636 shares of unrestricted common stock in lieu of fees paid to various consultants for services incurred in fiscal year 2010 pursuant to the Company’s Form S-8 filed on April 27, 2010. These shares were issued at a value of $1.76 per share for a total cost of $23,999 which is included in accounts payable and accrued expenses and selling, general and administrative expense as of and for the year ended March 31, 2010 in the accompanying consolidated financial statements.
In May 2010, the Company granted 40,000 warrants to a consultant to purchase shares of the Company’s common stock with an exercise price of $1.89. Of the 40,000 warrants, 20,000 warrants with a fair value of $36,030 vested upon issuance and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The remaining 20,000 shares vest upon completion of certain key milestones (see Note 12).

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During August 2010, the Company closed its first round of a private placement financing to institutional and accredited investors resulting in the issuance of units consisting of 4,699,550 shares of common stock and warrants to purchase 4,699,550 shares of common stock at an exercise price of $0.77 per share, for gross cash proceeds of $3,289,701 and net cash proceeds of $2,990,953. Each unit consisting of one share of common stock, together with one warrant to purchase one share of common stock, was priced at $0.70. Certain investors that had invested in the Company’s public offering that was completed on February 25, 2010 were issued additional warrants with the same terms to purchase an aggregate of 448,333 shares of common stock in connection with this private placement. The fair market value of the warrants issued to prior investors of $307,794 was based on Black-Scholes and recorded to additional paid-in capital and offset against the proceeds of the financing with no net effect on equity. In connection with the closing of this first round of financing, the Company paid a 7% fee to the placement agents of $230,279 and issued warrants to purchase 657,940 shares of the Company’s common stock, at an exercise price of $0.77, which are immediately exercisable and have a term of five years. The fair market value of the warrants issued to the placement agents of $449,938 was based on Black-Scholes and was recorded to additional paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company incurred additional legal and accounting fees of $36,207 in connection with the first round of financing.
During September 2010, the Company received a $29,067 credit for financing fees which were reclassed to additional paid-in capital during the year ended March 31, 2010, and offset against the proceeds related to the February 2010 public offering.
On October 14, 2010, the Company closed on its second round of a private placement financing of its securities to certain institutional and accredited investors that commenced in August 2010. In connection with the second closing of the private placement financing, the Company received aggregate gross proceeds of $583,001 and net cash proceeds of $416,726. The investors purchased an aggregate of 832,868 units priced at $0.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.77 per share. The warrants are immediately exercisable and have a term of five years. In connection with this second round of financing, the Company paid a 7% fee to the placement agents of $40,811 and issued a warrant to purchase 116,602 shares of Common Stock at an exercise price of $0.77 per share, which are immediately exercisable and have a term of five years. The fair market value of the warrants issued to the placement agents of $85,719 was based on Black-Scholes and was recorded to additional paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company incurred additional legal and accounting fees of $122,964 in connection with the second round of financing.
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
During January 2011, the holders of the October 2007 Debentures converted $200,000 principal into 66,666 shares of the Company’s common stock at a conversion price of $3.00 per share per the terms of the Debentures (see Note 8).
On February 4, 2011, the Company consummated the first closing of a private placement to accredited investors resulting in the issuance of units consisting of 6,335,318 shares of common stock and warrants to purchase 6,335,318 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,434,722. On February 14, 2011, the Company completed the second closing of this same private placement resulting in the issuance of units consisting of 7,026,771 shares of common stock and warrants to purchase 7,026,771 shares of common stock at an exercise price of $0.77, for gross cash proceeds of $4,918,740. In both closings, each unit consisting of one share, together with one warrant to purchase one share, was priced at $0.70 for aggregate gross proceeds of $9,353,462. Aggregate net proceeds which reflect placement agent fees, legal and accounting fees were $8,041,880. In addition, as part of the compensation to the selling agents, warrants to purchase 2,393,826 shares of common stock were issued to the agents. The warrants issued to the investors and selling agents are immediately exercisable and have a term of five years. The fair market value of the warrants issued to the placement agents of $2,153,397 was based on Black-Scholes and was recorded to additional paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company was obligated to file a registration statement with the SEC registering the resale of the shares of common stock issued to the investors and the shares of common stock underlying the warrants issued to the investors within ninety (90) days following the close of the transaction.
On March 4, 2011, the Company granted a warrant to a related party (see Note 7) to purchase 200,000 shares of common stock with an exercise price of $0.77 valued at $302,769 as calculated using Black Scholes. The assumptions used under Black-Scholes included: a risk free rate of 2.17%; volatility of 179%; a term of 5.01 years; and no annual dividend rate. The warrant was issued pursuant to a one year consulting agreement and vested upon issuance. The Company recorded $277,538 as an other current asset and recognized $25,231 in selling, general and administrative expense for the year ended March 31, 2011 in the accompanying consolidated financial statements.
Pursuant to the Registration Rights Agreement, on April 22, 2011, the Company filed a registration statement on Form S-1 with the SEC registering the resale of 40,943,178 shares of common stock issued to the investors that participated in the February 2011 private placement, the private placement which occurred during August 2010 and October 2010, the shares of common stock underlying the warrants issued to the investors and placement agents in both private placements and the underlying shares of common stock which will be issued upon exercise of the publicly traded warrants that were issued as part of the public offering of units the occurred in February 2010.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During the year ended March 31, 2011, the Company issued 36,371 warrants to purchase shares of the Company’s common stock to various placement agents pursuant to the anti-dilution provisions contained in their original warrant agreements (see Note 9). The anti-dilution provisions were triggered as a result of the Company’s private placements which occurred in August 2010 and February 2011. An aggregate of 166,691 placement agent warrants were classified as derivative liabilities at March 31, 2011, and had a fair value of $156,497 and an exercise price of $2.58 (reduced from an exercise price of $3.30 at March 31, 2010).
During the year ended March 31, 2011, the Company reclassified $128,276 of derivative liability related to the Private Placement Warrants to additional paid-in capital (see Note 9).
During the year ended March 31, 2011, the Company issued 274,500 shares of common stock upon the exercise of warrants at an exercise price of $0.77 per share and 4,594 shares of common stock upon the exercise of options at an exercise price of $0.40 per share.
During the year ended March 31, 2011, the Company issued 114,061 shares of common stock upon the cashless exercise of a total of 209,525 warrants at an exercise price of $0.77 per share.
During the year ended March 31, 2011, stock options to purchase a total of 1,296,832 shares of the Company’s common stock with a weighted average value of $0.69 per share were granted to employees and directors. Included in this amount were stock options to purchase 362,232 shares of the Company’s common stock issued to the Company’s Chief Executive Officer in lieu of a cash bonus for fiscal year 2010. As of and for the year ended March 31, 2010, this bonus was included in accrued compensation and related expenses and selling, general and administrative expenses in the accompanying consolidated financial statements (see Note 11).
Warrants Outstanding:
A summary of the Company’s warrant activity (other than those warrants issued to the Company’s employees, officers, directors and related consultants presented in the Stock Compensation Plan Section below) and related information during the 2011 fiscal year follows:

		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value
Outstanding at April 1, 2010	5,227,677	$3.43		$
Granted	22,787,582	$0.78
Exercised	(388,561)	$0.77		279,953
Forfeited	(95,464)	$0.77
Expired	(21,420)	$6.99

Outstanding at March 31, 2011	27,509,814	$1.27	4.55	$14,003,125

Exercisable	27,489,814	$1.27	4.54	$14,003,125

At March 31, 2010 the number of unvested warrants was 20,000. The following summary information reflects outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2011 and other related details:

	Warrants Outstanding
			Remaining
Year of Grant			Contractual
(as of March 31)	Exercise Price	Number Outstanding	Life (Years)

2008	$1.50 – $15.00	1,777,153	3.69
2009	$2.81 – $8.50	659,881	3.60
2010	$1.91 – $5.10	2,769,223	3.81
2011	$0.77 – $2.74	22,303,557	4.73

		27,509,814

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11. Stock Compensation Plan
The Company accounts for share-based payments to employees and directors in accordance with share-based payment accounting literature which requires all share-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized in the consolidated financial statements based upon their fair values. The Company uses Black-Scholes to estimate the grant-date fair value of share-based awards. Fair value is determined at the date of grant. The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the years ended March 31, 2011 and 2010 was zero, as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.
Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the years ended March 31, 2011 and 2010.
Plan Descriptions
The Company maintains two stock option plans, the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 318,136 shares available for future issuances as of March 31, 2011.
On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until October 9, 2019 or until all shares available for awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and has 209,724 shares available for future issuances as of March 31, 2011.
In addition to the stock options issued pursuant to the Company’s two stock option plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.
As of March 31, 2011, a total of 136,401 and 976,640 shares of common stock were reserved for issuance under the 2002 and 2009 Stock Plans, respectively, and a total of 312,855 shares of common stock were reserved for issuance upon exercise of outstanding warrants. A summary of the Company’s employee and director stock option and warrant activity and related information during the 2011 fiscal year follows:

	Number of	Weighted- Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at April 1, 2010	555,203	$6.22		$
Granted	1,296,832	$0.72
Exercised	(4,594)	$0.40		4,594
Canceled	(421,545)	$1.11

Outstanding and expected to vest at March 31, 2011	1,425,896	$2.75	7.75	$709,703

Exercisable at March 31, 2011	993,396	$3.55	7.15	$418,573

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following summary information reflects stock options and warrants outstanding, vesting and related details as of March 31, 2011:

		Stock Options and Warrants Outstanding
			Remaining
Year of Grant		Number	Contractual	Vested and
(as of March 31)	Exercise Price	Outstanding	Life (Years)	Exercisable
2003	$10.00	5,000	2.59	5,000
2004	6.00	20,000	3.26	20,000
2005	0.40 – 6.00	22,201	2.30	22,201
2007	2.80 – 10.00	111,335	5.45	111,335
2008	7.50 – 10.80	88,780	6.77	88,780
2009	5.10 – 10.50	91,740	7.71	91,740
2010	4.30 – 8.30	107,008	6.07	84,008
2011	0.66-2.00	979,832	8.53	570,332

		1,425,896		993,396

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. Black-Scholes requires the Company to make several key judgments including:
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

•
Estimated forfeiture rate of 0% per year is based on the Company’s historical forfeiture activity of unvested stock options. The Company used the following assumptions for stock options and warrants granted during the years ended March 31, 2011 and 2010:

Years Ended March 31,
	2011	2010
Risk-free interest rate	0.77% – 3.32%	1.38% – 3.04%
Expected volatility	142% – 179%	179% – 197%
Expected life (in years)	3.50 – 6.48	3.50 – 6.02
Expected dividend yield	N/A	N/A

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended March 31, 2011 and 2010, the weighted-average fair value of the Company’s stock option and warrant grants are as follows:

		Weighted
		Average
		Fair Value of
		Options and
Grant Year	Granted	Warrants

March 31, 2011	1,296,832	$0.69
March 31, 2010	211,553	$3.53
There were no warrants and 1,296,832 stock options granted to employees and directors during the year ended March 31, 2011, and 21,000 warrants and 190,553 stock options for an aggregate of 211,553 shares granted to employees and directors during the year ended March 31, 2010. In connection with the warrants and options granted and the vesting of prior warrants issued, during the years ended March 31, 2011 and 2010, the Company recorded total charges of $396,696 and $559,561, respectively, which have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.
As of March 31, 2011, there was $286,821 of total unrecognized compensation cost, related to non-vested stock options and warrants, which is expected to be recognized over a remaining weighted average vesting period of 1.83 years.
The aggregate intrinsic value of stock options and warrants exercised during the years ended March 31, 2011 and 2010 was $4,594 and $79,964, respectively.
Note 12. Equity Instruments Issued to Non-Employees for Acquiring Goods or Services
Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (I) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.
On May 11, 2010, the Company granted an aggregate of 40,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.89 to a consultant for services to be rendered through March 31, 2011 or until the related deliverables are met. Of the total warrants, 20,000 warrants vested upon issuance with a fair value of $36,090; the assumptions used under Black-Scholes included: a risk free rate of 2.26%, volatility of 177%, an expected exercise term of 5.0 years and no annual dividend rate. The remaining 20,000 warrants will vest based upon attainment of certain deliverables and are valued accordingly at each interim reporting date until the deliverables are completed. The Company recognized an aggregate of $55,693 in selling, general and administrative expense related to these warrants for the year ended March 31, 2011 in the accompanying consolidated statements of operations.
On March 4, 2011, the Company granted a warrant to a related party to purchase 200,000 shares of common stock with an exercise price of $0.77 valued at $302,769 as calculated using the Black Scholes option pricing model. The warrant was issued pursuant to a one year consulting agreement and vested upon issuance. The assumptions used under Black-Scholes included: a risk free rate of 2.17%, volatility of 179%, a term of 5.01 years and no annual dividend rate. The Company recorded $277,538 as an other current asset and recognized $25,231 in selling, general and administrative expense for the year ended March 31, 2011 in the accompanying consolidated financial statements.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13. Commitments and Contingencies
Lease Commitments
On July 2, 2007, the Company entered into a lease agreement with Viking Investors — Barents Sea, LLC (Lessor) for a building with approximately 11,881 square feet of manufacturing and office space located at 20382 Barents Sea Circle, Lake Forest, CA, 92630. The lease agreement is for a period of two years with renewal options for three, one-year periods, beginning September 1, 2007. The lease required base lease payments of approximately $10,000 per month plus operating expenses. In connection with the lease agreement, the Company issued to the lessor a warrant to purchase 1,000 shares of common stock at an exercise price of $15.50 per share for a period of two years, valued at $15,486 as calculated using the Black Scholes option pricing model. The assumptions used under Black-Scholes included: a risk free rate of 4.75%; volatility of 293%; an expected exercise term of 5 years; and no annual dividend rate. The Company capitalized and amortized the value of the warrant over the life of the lease and recorded the unamortized value of the warrant in other assets. For the years ended March 31, 2011 and 2010, the Company recognized warrant amortization of $0 and $2,970, respectively. As of March 31, 2010 the fair value of the warrant was fully amortized. On August 24, 2009, the Company entered into the second amendment to the lease for its manufacturing and office space. The amendment extended the lease for twelve months from the end of the existing lease term with a right to cancel the lease with a minimum of 120 day written notice at anytime as of November 30, 2009. In June 2010, Company entered into the third amendment to the lease for its manufacturing and office space. The amendment extended the lease for sixty months commencing July 1, 2010, with a right to cancel the lease with a minimum of 120 day written notice at anytime as of December 31, 2012, and adjusted the base lease payments to a range over the life of the agreement of $7,010 per month to $8,911 per month plus operating expenses.
On April 11, 2011, the Company entered into an office service agreement with Regis Management Group, LLC (Lessor) for six (6) executive offices located at 402 West Broadway, San Diego, CA 92101. The office service agreement is for a six-month period ending October 31, 2011 and is subject to automatic renewal unless terminated with 90 days prior notice. The office service agreements require aggregate base lease payments of approximately $9,250 per month.
Total rental expense was $170,358 and $144,728 for the years ended March 31, 2011 and 2010, respectively.
Future annual minimum payments under operating leases are as follows:

Years Ending March 31:
2012	$156,979
2013	96,153
2014	99,084
2015	104,793
2016	26,733

$483,742

Consulting and Engineering Services

Effective November 1, 2010, the Company entered into a Second Amendment to Master Consulting and Engineering Services Agreement (the “Second Amendment”) with KLATU Networks, LLC (“KLATU”), which amended the Master Consulting and Engineering Services Agreement between the parties dated as of October 9, 2007 (the “Agreement”), as amended by the First Amendment to Master Consulting and Engineering Services Agreement between the parties dated as of April 23, 2009. The parties entered into the Second Amendment to clarify their mutual intent and understanding that all license rights granted to the Company under the Agreement, as amended, shall survive any termination or expiration of the Agreement. In addition, in recognition that the Company has paid KLATU less than the market rate for comparable services, the Second Amendment provides that if the Company terminates the Agreement without cause, which the Company has no intention of doing, or liquidates, KLATU shall be entitled to receive additional consideration for its services provided from the commencement of the Agreement through such date of termination, which additional compensation shall not be less than $2 million plus two times the “cost of work” (as defined in the Agreement). Any such additional compensation would be payable in three equal installments within 12 months following the date the amount of such additional compensation is determined.

The Master Consulting and Engineering Services Agreement dated October 9, 2007, as amended on April 23, 2009 and November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC provides a framework for KLATU to provide services to CryoPort. The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. CryoPort can terminate the agreement upon 30 days notice. If CryoPort terminates the agreement, it has to pay KLATU a termination fee that will not be less than $2,000,000 plus two times the cost of work (as defined in the agreement) performed by KLATU under the agreement.

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

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14. Income Taxes
Significant components of the Company’s deferred tax assets as of March 31, 2011 and 2010 are shown below:

	2011	2010
Deferred tax asset:
Net operating loss carryforward	$8,661,000	$10,938,000
Research credits	28,000	24,000
Expenses recognized for granting of options and warrants	927,000	800,000
Accrued expenses and reserves	41,000	104,000
Valuation allowance	(9,657,000)	(11,866,000)

	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.
The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

	2011	2010
Computed tax benefit at federal statutory rate	$(2,091,000)	$(1,920,000)
State tax, net of federal benefit	(307,000)	(645,000)
Warrant MTM Adjustment	(17,000)	—
Permanent items and other	4,625,600	(3,226,400)
Valuation allowance	(2,209,000)	5,793,000

	$1,600	$1,600

At March 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $21,743,000 and $21,706,000 which will begin to expire in 2020 and 2014, respectively, unless previously utilized. At March 31, 2011, the Company has federal and California research and development tax credits of approximately $17,000 and $16,000, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.
Utilization of the net operating loss and research and development carryforwards might be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.
The Company has not completed a study to assess whether an ownership change has occurred. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.
FASB ASC Topic 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. The Company did not record any unrecognized tax benefits upon adoption of Accounting for Uncertainty in Income Taxes. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of March 31, 2011. The Company is subject taxation in the US and the state of California.
As of March 31, 2011, the Company is no longer subject to U.S. federal examinations for years before 2007 and for California franchise and income tax examinations before 2006. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.
Note 15. Quarterly Results of Operations (unaudited)
The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended March 31, 2011. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2010	2010	2010	2010	2009	2009	2009
	(Unaudited)

Revenues:	$100	$100	$124	$152	$75	$21	$8	$14

Cost of revenues	274	257	378	395	259	133	177	149

Gross loss	(174)	(157)	(254)	(243)	(184)	(112)	(169)	(135)

Research and development	107	105	115	122	15	89	93	88
Selling, general and administrative	1,182	1,081	1,114	943	1,114	690	779	729

Total operating expenses	1,289	1,186	1,229	1,065	1,129	779	872	817

Loss from operations	(1,463)	(1,343)	(1,483)	(1,308)	(1,313)	(891)	(1,041)	(952)
Other income (expense), net	(394)	(114)	(27)	(19)	747	3,342	(6,144)	602

Income (loss) before income taxes	(1,857)	(1,457)	(1,510)	(1,327)	(566)	2,451	(7,185)	(350)

Income taxes	—	—	—	2	—	—	2	—

Net income (loss)	$(1,857)	$(1,457)	$(1,510)	$(1,329)	$(566)	$2,451	$(7,187)	$(350)

Net income (loss) per common share:
Basic	(0.09)	(0.11)	(0.15)	(0.16)	(0.09)	0.50	(1.56)	(0.08)

Weighted average common shares outstanding:

Basic	21,346	13,565	10,269	8,146	6,242	4,912	4,615	4,294

Diluted	21,346	13,565	10,269	8,146	6,242	6,577	4,615	4,294

CRYOPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16. Subsequent Events
On April 4, 2011, CryoPort, Inc. (the “Company”) named Mark Englehart, 53, as the Company’s Chief Commercial Officer. Mr. Englehart has more than 30 years of marketing, sales and product commercialization experience in the pharmaceutical, biotechnology and contract research organization industries.
On May 25, 2011, the Board of Directors of CryoPort, Inc. (the “Company”), elected Karen M. Muller to the Board of Directors to fill the vacancy created by the recent passing of Mr. Hank Bonde. Ms. Muller was expected to be appointed to the Audit Committee, Compensation Committee and Governance and Nominating Committee of the Board of Directors on June 23, 2011.
In April 2011, the Company issued 171,428 shares of common stock upon the exercise of warrants at an average exercise price of $0.77 per share for total gross proceeds of $132,000.
In April 2011, the Company issued 36,090 shares of common stock upon the cashless exercise of a total of 85,714 warrants at an average exercise price of $0.77 per share.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOPORT, INC.

Dated: June 27, 2011	By:	/s/ LARRY G. STAMBAUGH Larry G. Stambaugh,
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Larry G. Stambaugh Larry G. Stambaugh	President & Chief Executive Officer (Principal Executive Officer), and Director	June 27, 2011

/s/ Catherine M. Doll Catherine M. Doll	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	June 27, 2011

/s/ Carlton M. Johnson Carlton M. Johnson	Director	June 27, 2011

/s/ Adam Michelin Adam Michelin	Director	June 27, 2011

/s/ Karen M. Muller Karen M. Muller	Director	June 27, 2011

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Corporate Charter for G.T.5-Limited issued by the State of Nevada on March 15, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.2	Articles of Incorporation for G.T.5-Limited filed with the State of Nevada in May 25, 1990. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

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

3.4.2
Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on November 2, 2009. Incorporated by reference to CryoPort’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

3.4.3
Certificate of Amendment to Amended and Restated Articles of Incorporation filed with the State of Nevada on February 3, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K filed on February 5, 2010.

3.5
Amended and Restated By-Laws of CryoPort, Inc. adopted by the Board of Directors on June 22, 2005 and amended by the Certificate of Amendment of Amended and Restated Bylaws of CryoPort, Inc. adopted by the Board of Directors on October 9, 2009. Incorporated by reference to CryoPort’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

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

3.14	Stock Option Agreement ISO — Specimen adopted by the Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

Exhibit
No.	Description

3.15	Stock Option Agreement NSO — Specimen adopted by Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.16	Warrant Agreement — Specimen adopted by the Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.17	Patents and Trademarks

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.4	CryoPort Systems, Inc. Trademark #7, 583, 478,7 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.5	CryoPort Systems, Inc. Trademark #7, 586, 797, 8 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.6	CryoPort Systems, Inc. Trademark #7,748,667,3 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.7	CryoPort Systems, Inc. Trademark #7,737,454,1 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

4.1
Form of Debenture — Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007.

4.1.1	Amendment to Convertible Debenture dated February 19, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8- K dated March 7, 2008 and referred to as Exhibit 10.1.10.

4.1.2	Amendment to Convertible Debenture dated April 30, 2008. CryoPort’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.

4.1.2.1	Annex to Amendment to Convertible Debenture dated April 30, 2008. CryoPort’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.1.

4.1.3	Amendment to Convertible Debenture dated August 29, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated August 29, 2008.

4.1.4	Amendment to Convertible Debenture effective January 27, 2009 and dated February 20, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 19, 2009.

4.1.5
Amendment to Debentures and Warrants with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated September 1, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated September 17, 2009.

4.1.6
Amendment to Debentures and Warrants, Agreement and Waiver with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated January 12, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated January 15, 2010.

4.1.7
Amendment Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated February 1, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 3, 2010.

4.1.8
Amended and Restated Amendment Agreements with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated February 19, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 26, 2010.

Exhibit
No.	Description

4.1.9
First Amendment to Amended and Restated Amendment Agreements with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated February 23, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 26, 2010.

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

4.6
Form of Warrant and Warrant Certificate in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Amendment No. 5 to Form S-1/A Registration Statement dated February 9, 2010.

4.7
Form of Securities Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.8
Form of First Amendment to Security Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.9
Form of Securities Purchase Agreement (Continuation of the Placement) in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.10	Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.11
Form of Joinder to Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.12	Form of Securities Purchase Agreement in connection with the February 2011 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

4.13	Form of Registration Rights Agreement in connection with the February 2011 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

4.14	Form of Warrant in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1/A dated April 22, 2011.

4.15	Form of Warrant in connection with the February 2011 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1/A dated April 22, 2011.

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

Exhibit
No.	Description

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

10.4
Lease Agreement dated June 26, 2007 between CryoPort, Inc. and Viking Investors — Barents Sea LLC. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and referred to as Exhibit 10.5.

10.4.1
Second Amendment To Lease: Renewal dated August 24, 2009, between CryoPort, Inc. and Viking Inventors-Barents Sea LLC. Incorporated by reference to CryoPort’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

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

10.17	Employment Agreement with Larry G. Stambaugh and CryoPort, Inc. dated August 1, 2009. Incorporated by reference to CryoPort’s Current Report dated August 21, 2009 and referred to as Exhibit 10.19.

Exhibit
No.	Description

10.18
Letter Accepting Consulting Agreement dated October 1, 2007 with Carpe DM, Inc. and CryoPort, Inc. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.1.

10.19
Master Consulting and Engineering Services Agreement dated October 9, 2007 with KLATU Networks, LLC and CryoPort, Inc. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.2.

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

10.24	Warrant issued to Rodman & Renshaw, LLC in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.25	Form of Non-Qualified Stock Option Award Agreement under the CryoPort, Inc. 2009 Stock Incentive Plan. Incorporated by reference to CryoPort’s Registration Statement on Form S-8 dated April 27, 2010.

10.26
Underwriting Agreement with Rodman & Renshaw, LLC and CryoPort in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.27	Letter of Engagement with Maxim Group, LLC and CryoPort dated as of June 16, 2010. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.28	Second Amendment to Engagement Agreement with Maxim Group, LLC. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.29
Selling Agency Agreement for CryoPort, Inc. Stock and Warrants with Emergent Financial Group, Inc. and CryoPort dated as of July 27, 2010. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.30
Addendum to Selling Agency Agreement for CryoPort, Inc. Stock and Warrants with Emergent Financial Group, Inc. and CryoPort dated as of August 31, 2010. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.31
Agreement dated as of January 13, 2010, between CryoPort, Inc. and Federal Express Corporation. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.**

10.32
First Amendment to Master Consulting and Engineering Services Agreement dated as of April 23, 2009, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.33
Second Amendment to Master Consulting and Engineering Services Agreement dated as of November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.34
Selling Agency Agreement between CryoPort, Inc. and Emergent Financial Group, Inc. dated as of February 4, 2011. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

10.35
Consent to Appointment of Co-Agent Agreement between CryoPort, Inc. and Emergent Financial Group, Inc. dated as of February 10, 2011. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

Exhibit
No.	Description

10.36	Letter Agreement between CryoPort, Inc. and Maxim Group LLC dated February 11, 2011. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

13.1	Consolidated Financial Statements and related Notes thereto.*

21	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm — KMJ Corbin & Company LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer.*

32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer.*

*	Filed herewith.

**	Portions omitted pursuant to a request for confidential treatment filed separately with the Commission.