Form 10-Q
period 2011-06-30
Cryoport, Inc.
filed 2011-08-15
CIK 1124524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 15, 2011 the Company had 27,945,931 shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CRYOPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,056,604	$9,278,443
Restricted cash	91,317	91,169
Accounts receivable, net of allowances of $7,700 at June 30, 2011 and $9,100 at March 31, 2011, respectively	75,945	55,794
Inventories	44,963	44,224
Other current assets	387,905	528,045

Total current assets	7,656,734	9,997,675
Property and equipment, net	658,887	669,580
Intangible assets, net	356,470	354,854
Deposits and other assets	9,358	9,358

Total assets	$8,681,449	$11,031,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$448,658	$506,887
Accrued compensation and related expenses	531,413	402,746
Current portion of convertible debentures payable, net of discount of $135,696 at June 30, 2011 and $197,226 at March 31, 2011, respectively	1,894,872	1,979,402
Line of credit and accrued interest	90,375	90,388
Current portion of related party notes payable	96,000	102,000
Derivative liabilities	122,214	156,497

Total current liabilities	3,183,532	3,237,920
Related party notes payable and accrued interest, net of current portion	1,412,006	1,423,412
Convertible debentures payable, net of current portion and discount of $0 at June 30, 2011 and $8,842 at March 31, 2011, respectively	—	421,726

Total liabilities	4,595,538	5,083,058

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 27,712,122 and 27,504,604 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	27,712	27,505
Additional paid-in capital	58,208,140	58,016,991
Accumulated deficit	(54,149,941)	(52,096,087)

Total stockholders’ equity	4,085,911	5,948,409

Total liabilities and stockholders’ equity	$8,681,449	$11,031,467

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	June 30,
	2011	2010
Net revenues	$123,751	$151,460
Cost of revenues	354,280	394,535

Gross loss	(230,529)	(243,075)

Operating expenses:
Selling, general and administrative	1,628,322	943,265
Research and development	101,230	122,121

Total operating expenses	1,729,552	1,065,386

Loss from operations	(1,960,081)	(1,308,461)
Other income (expense):
Interest income	6,855	3,437
Interest expense	(133,311)	(138,708)
Change in fair value of derivative liabilities	34,283	116,528

Total other expense, net	(92,173)	(18,743)

Loss before income taxes	(2,052,254)	(1,327,204)
Income taxes	1,600	1,600

Net loss	$(2,053,854)	$(1,328,804)

Net loss per common share, basic and diluted	$(0.07)	$(0.16)

Basic and diluted weighted average common shares outstanding	27,690,408	8,146,477

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	June 30,
	2011	2010
Operating Activities
Net loss	$(2,053,854)	$(1,328,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,891	52,935
Amortization of debt discount	70,372	121,565
Fair value of stock options and warrants issued to consultants, employees and directors	171,591	152,067
Change in fair value of derivative instruments	(34,283)	(116,528)
Loss on disposal of Cryogenic shippers	—	2,613
Interest accrued on restricted cash	(148)	(226)
Changes in operating assets and liabilities:
Accounts receivable	(20,151)	48,220
Inventories	(739)	—
Other current assets	64,448	1,915
Accounts payable and accrued expenses	35,998	(205,513)
Accrued compensation and related expenses	128,667	9,293
Accrued interest	12,581	15,011

Net cash used in operating activities	(1,546,627)	(1,247,452)

Investing Activities
Purchases of intangible assets	(25,337)	(44,381)
Purchases of property and equipment	(44,477)	(210,851)

Net cash used in investing activities	(69,814)	(255,232)

Financing Activities
Repayments of convertible debentures payable	(576,628)	—
Payment of deferred financing costs	(130,770)	—
Proceeds from exercise of warrants	132,000	—
Repayments of related party notes payable	(30,000)	(30,000)

Net cash used in financing activities	(605,398)	(30,000)

Net change in cash and cash equivalents	(2,221,839)	(1,532,684)
Cash and cash equivalents, beginning of period	9,278,443	3,629,886

Cash and cash equivalents, end of period	$7,056,604	$2,097,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$50,345	$2,133

Income taxes	$1,600	$1,600

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred financing costs in connection with equity financing	$—	$10,000

Fair value of shares issued for services	$—	$23,999

Offering costs in connection with equity financing included in accounts payable	$27,500	$—

Cashless exercise of warrants	$36	$—

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2011 and 2010
Note 1. Management’s Representation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by CryoPort, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
Note 2. Organization and Summary of Significant Accounting Policies
The Company
The Company is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature of high value, temperature sensitive materials. The Company has developed cost-effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below minus 150° Celsius. These dry vapor shippers are one of the first significant alternatives to using dry ice and achieve 10-plus day holding times compared to one to two day holding times with dry ice (assuming no re-icing during transit). The Company’s value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through its value-added services that offer a simple hassle-free solution for its customers. These value-added services include an internet-based web portal that enables the customer to conveniently initiate scheduling, shipping and tracking the progress and status of a shipment, and provide in-transit temperature and custody transfer monitoring of the shipper. The Company’s service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to its customers at their pick up location.
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

The Company entered into its first strategic relationship with a global courier on January 13, 2010 with Federal Express Corporation (“FedEx”) pursuant to which the Company leases to FedEx such number of its cryogenic shippers that FedEx, from time to time, orders for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System. On January 24, 2011, we announced that FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. On September 2, 2010, the Company entered into an agreement with DHL Express (USA), Inc. (“DHL”) that gives DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express® Dry Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express® shipping solution. In connection with the agreement, the Company has integrated its proprietary web portal to DHL’s tracking and billing systems to provide DHL life science customers with a seamless way of shipping their critical biological material worldwide. The IT integration with DHL was completed during the Company’s fourth quarter of fiscal year 2011.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, deferred taxes and their accompanying valuations, valuation of derivative liabilities and valuation of common stock, warrants and stock options issued for products or services.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at June 30, 2011 and March 31, 2011, respectively. The difference between the fair value and recorded values of the related party notes payable is not significant. The Company’s restricted cash is carried at cost which approximates fair value at June 30, 2011 and March 31, 2011, respectively.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Concentrations of Credit Risk
Cash and cash equivalent
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At June 30, 2011 and March 31, 2011, the Company had $6,546,340 and $8,701,410, respectively, of cash balances, including restricted cash which exceeded the FDIC insurance limits. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.
Restricted cash
The Company has invested cash in a one year restricted certificate of deposit bearing interest at 1% which serves as collateral for borrowings under a line of credit agreement (see Note 3). At June 30, 2011 and March 31, 2011, the balance in the certificate of deposit was $91,317 and $91,169, respectively.

Customers
The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at June 30, 2011 and March 31, 2011 are net of reserves for doubtful accounts of approximately $7,700 and $9,100, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
The Company has foreign net revenues primarily in Europe, Canada, India and Australia. During the three month periods ended June 30, 2011 and 2010, the Company had foreign sales of approximately $22,000 and $57,000, respectively, which constituted approximately 17% and 38%, respectively, of net revenues.
The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At June 30, 2011, net revenues for the three months ended June 30, 2011 from one customer accounted for 21% of our total net revenues. At June 30, 2010, net revenues for the three months ended June 30, 2010 from two customers accounted for 13% and 63%, respectively, of our total net revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.
Inventories
The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers and are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. At June 30, 2011 and March 31, 2011, the Company’s inventories consisted of $33,686 and $37,739 in raw materials, respectively, and $11,277 and $6,485 in finished goods, respectively.
Property and Equipment
The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time. The Company retains title to the containers and provides its customers the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result the Company classifies the containers as property and equipment.
Property and equipment are recorded at cost. Cryogenic shippers, which comprise 83% of the Company’s net property and equipment balance at June 30, 2011, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.
Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.
Depreciation expense for property and equipment was $55,170 and $32,483 for the three months ended June 30, 2011 and 2010, respectively.

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
Amortization expense for intangible assets for the three months ended June 30, 2011 and 2010 was $23,721 and $20,452, respectively. All of the Company’s intangible assets are subject to amortization.
Long-lived Assets
If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at June 30, 2011 or March 31, 2011.
Deferred Financing Costs
Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs related to the issuance of debt are being amortized over the term of the financing instrument using the effective interest method, while deferred financing costs from equity financings are netted against the gross proceeds received from the equity financings.
During the three month periods ended June 30, 2011 and 2010, the Company capitalized deferred financing costs of $0 and $10,000, respectively. During the three months ended June 30, 2011, the Company incurred $36,543 of offering costs in connection with the private placement that closed in February 2011 which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of June 30, 2011, offering costs of $27,500 related to the February 2011 private placement were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Additionally, during the three months ended June 30, 2011, the Company made payments of $121,727 in connection with financing fees related to the private placement in February 2011, which were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2011.
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
Derivative Liabilities
Effective April 1, 2009, certain of the Company’s issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, were reclassified from equity to liability status as if treated as a derivative liability since their date of issue. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (“Black-Scholes”) (see Note 6).

Supply Concentration Risks
The component parts for our products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at our corporate offices in Lake Forest, California, where the Company is capable of manufacturing certain parts and fully assembles its products. Most of the components that the Company uses in the manufacture of its products are available from more than one qualified supplier. For some components; however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers. Should this occur, the Company believes that with its current level of shippers and production rate the Company has enough components to cover a four to six week maximum disruption gap in production.
There are no specific long-term agreements with any manufacturer nor are there any long-term commitments to any manufacturer. The Company believes that any of the manufacturers currently used by it could be replaced within a short period of time as none have a proprietary component or a substantial capital investment specific to its products.
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
The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials, and at the time that collectability is reasonably certain. Revenue is based on gross sales, net of discounts and allowances.
Accounting for Shipping and Handling Revenue, Fees and Costs
The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of revenues in the accompanying condensed consolidated statements of operations.
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
Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at June 30, 2011 and March 31, 2011 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.
Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended June 30, 2011 and 2010.

Plan Descriptions
The Company maintains two stock option plans, the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 18,136 shares available for future issuances as of June 30, 2011.
On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of June 30, 2011, the Company has 25,391 shares available for future Awards under the Plan.
In addition to the stock options issued pursuant to the Company’s two stock option plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.
Summary of Assumptions and Activity
The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the three months ended June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Stock options and warrants:
Expected term (in years)	5.92 – 7.44	3.50 – 6.00
Expected volatility	169% – 173%	171% – 177%
Risk-free interest rate	2.20% – 2.87%	1.74% – 3.07%
Expected dividends	N/A	N/A
A summary of employee and director options and warrant activity for the three month period ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at April 1, 2011	1,525,896	$2.65	—
Granted	400,000	$1.30	—
Exercised	—	—	—
Forfeited	(15,667)	$2.11	—

Outstanding and expected to vest at June 30, 2011	1,910,229	$2.37	8.12	$564,617

Exercisable at June 30, 2011	1,033,146	$3.44	6.99	$321,249

For the three months ended June 30, 2011 and 2010, the following represents the Company’s weighted average fair value of options and warrants granted:

		Weighted
		Average
		Fair Value
		of
		Options and
Period Ended:	Granted	Warrants
June 30, 2011	400,000	$1.27
June 30, 2010	36,800	$1.85
There were options to purchase 400,000 shares of common stock granted to employees and no warrants issued during the three months ended June 30, 2011 and options to purchase 36,800 shares of common stock granted to employees and no warrants issued during the three months ended June 30, 2010. In connection with the options granted and the vesting of prior warrants issued, during the three months ended June 30, 2011 and 2010, the Company recorded total charges of $102,328 and $111,507, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.
As of June 30, 2011, there was $780,016 of total unrecognized compensation cost related to non-vested stock options and warrants which is expected to be recognized over a remaining weighted average vesting period of 2.49 years.
There were no exercises of warrants and options during the three months ended June 30, 2011 and 2010.
Equity Instruments Issued to Non-Employees for Acquiring Goods or Services
Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.
During the three months ended June 30, 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 to a consultant for services to be rendered over three years. The Company recognized $237 in expense related to these warrants for the period ended June 30, 2011.
On March 7, 2011 the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share, in addition to a fee of $125,000. The fair value of this warrant was $302,769 as calculated using Black-Scholes and was recorded as a other current asset. For the three months ended June 30, 2011, the company recognized $75,692 in expense related to these warrants and is included in selling, general and administrative in the accompanying condensed consolidated statements of operations. As of June 30, 2011 and March 31, 2011 the remaining amount of $201,846 and $277,538, respectively, is included in other current assets in the accompanying condensed consolidated balance sheets.
On May 10, 2010, the Company issued warrants to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $1.89 to a consultant for services rendered through June 2011. The warrants vested as to 20,000 shares of common stock upon issuance with a fair value of $36,090 and as to 20,000 shares of common stock upon attainment of certain deliverables and were valued accordingly at each interim reporting date until the deliverables were completed on June 8, 2011. Upon completion of the deliverable, the fair value was $12,937 which resulted in the Company reversing $6,666 in expense previously recorded. The Company recognized an aggregate $40,560 in expense related to these warrants for the period ended June 30, 2010.

Income Taxes
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter “C” corporation and files a federal income tax return. The Company files separate state income tax returns for California and Nevada. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.
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
Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three months ended June 30, 2011 and 2010, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of 34,827,825 and 9,238,571 for the three month periods ended June 30, 2011 and 2010.
Segment Reporting
We currently operate in only one segment.
Recent Accounting Pronouncements
In June 2011, the FASB updated the accounting guidance on Topic 220, entitled “Comprehensive Income”, relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two but consecutive statements. Additionally companies are required to present on the face of the financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
In June 2011, the FASB updated the accounting guidance on alignment of disclosures for GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company uses Black-Scholes to determine the fair value of the instruments. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.
The following table presents the Company’s warrants measured at fair value on a recurring basis as of June 30, 2011 and March 31, 2011 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying	Carrying
	Value	Value
	June 30,	March 31,
	2011	2011
	(unaudited)
Derivative Liabilities	$122,214	$156,497

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs for the three months ended June 30, 2011 and 2010:

	Level 3	Level 3
	Carrying Value	Carrying Value
	2011	2010
Balance at April 1	$156,497	$334,363
Change in fair value	(34,283)	(116,528)

Balance at June 30	$122,214	$217,835

Note 3. Line of Credit
On October 19, 2010, the Company secured a one-year renewal of the Line for a reduced amount of $90,000 which is secured by a $90,000 certificate of deposit with a financial institution. All borrowings under the revolving line of credit bear variable interest based on either the prime rate plus 1.5% per annum (totaling 4.75% as of June 30, 2011) or 5.0%, whichever is higher. The Company utilizes the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® Dry Shipper. As of June 30, 2011 and March 31, 2011, the outstanding balance of the Line was $90,375 and $90,388, respectively, including accrued interest of $375 and $388, respectively. No funds were drawn against the Line during the three months ended June 30, 2011 and 2010. During the three months ended June 30, 2011 and 2010, the Company recorded interest expense of $1,138 related to the Line.
Note 4. Related Party Transactions
Related Party Notes Payable
As of June 30, 2011 and March 31, 2011, the Company had aggregate principal balances of $819,500 and $849,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of June 30, 2011, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.
Related-party interest expense under these notes was $12,594 and $15,024 for the three months ended June 30, 2011 and 2010, respectively. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $688,506 and $675,912 as of June 30, 2011 and March 31, 2011, respectively.

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
Related-party consulting fees for these services were $0 and $11,996 for the three months ended June 30, 2011 and 2010, respectively.
Advisory Services Agreement with Former Officer
On March 7, 2011 the Company entered into a one-year Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advisory services including identifying and introducing customers, advising on sales and marketing plans and providing financial advice. Dr. Grossman is a former officer of the Company and is one of the four related parties to which CryoPort has an outstanding unsecured debt obligation. For these services, Dr. Grossman was paid a fee of $125,000, which is to be amortized over the term of the agreement, and issued a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share and vested upon issuance (see Note 2 Equity Instruments Issued to Non-Employees for Acquiring Goods or Services).
Consulting agreement with Officers
On July 29, 2009 the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll resigned the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary on June 27, 2011, effective immediately following the Company’s filing of its Form 10-K for the fiscal year ended March 31, 2011. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provides the Company financial and accounting consulting services including SEC and financial reporting, budgeting and forecasting. Related-party consulting fees for all services provided by The Gilson Group, LLC, were $105,675 and $144,833 for the three months ended June 30, 2011 and 2010, respectively.
Note 5. Convertible Notes Payable
The Company’s convertible debenture balances are shown below:

	June 30,	March 31,
	2011	2011
	(unaudited)
October 2007 Debentures	$2,030,568	$2,607,196
Debt discount	(135,696)	(206,068)

Total convertible debentures, net	$1,894,872	$2,401,128

Short-term:
Current portion of convertible debentures payable, net of discount of $135,696 at June 30, 2011 and $197,226 at March 31, 2011, respectively	$1,894,872	$1,979,402
Long-term:
Convertible debentures payable, net of current portion and discount of $0 at June 30, 2011 and $8,842 at March 31, 2011, respectively	—	421,726

Total convertible debentures, net	$1,894,872	$2,401,128

The October 2007 Debentures are convertible into shares of the Company’s common stock at a price of $3.00 per share. The Debentures bear interest at 8% per annum. The Company has been obligated to make principal or additional interest payments since March 1, 2011 with respect to the outstanding balances of the Debentures. At this time the Company was obligated to start making monthly principal and interest payments of $200,000 in the aggregate for a period of seventeen (17) months with a final balloon payment due on August 1, 2012.

During the three months ended June 30, 2011 and 2010, the Company recognized an aggregate of $70,372 and $121,565 in interest expense, respectively, due to amortization of debt discount related to the warrants, beneficial conversion features and the stated interest associated with the Company’s outstanding convertible notes payable.
Note 6 — Derivative Liabilities
In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable previously treated as equity are no longer afforded equity treatment because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants and embedded conversion features were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of June 30, 2011 and March 31, 2011 the Company had derivative warrant liabilities of $122,214 and $156,497, respectively.
During the three months ended June 30, 2011 and 2010, the Company recognized aggregate gains of $34,283 and $116,528, respectively, due to the change in fair value of its derivative instruments. See Note 2 — Organization and Summary of Significant Accounting Policies — Fair Value Measurements, for the components of changes in derivative liabilities.
The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	For the Three Months	For the Year
	Ended	Ended
	June 30, 2011	March 31, 2011
Expected dividends	—	—
Expected term (in years)	2.76 – 2.81	3.01 – 4.22
Risk-free interest rate	0.81%	0.64% – 1.79%
Expected volatility	131% – 132%	128% – 189%
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
Note 7. Commitments and Contingencies
Lease Commitments
We currently lease two facilities, with 12,000 square feet of corporate, research and development, and warehouse facilities, located in Lake Forest, California (“Lake Forest Facility”) and six executive offices located in San Diego, California (“San Diego Facility”). In June 2010, the Company entered into a third amendment to the Lake Forest Facility lease and extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at any time after December 31, 2012 and adjusted the base lease payments to a range over the life of the agreement of $7,010 per month to $8,911 per month, plus operating expenses. On April 11, 2011, the Company entered into an office service agreement for the San Diego Facility for a six-month period ending October 31, 2011, with automatic renewal unless terminated with 90 days prior notice. The office service agreement requires aggregate base lease payments of approximately $9,250 per month.
Total rental expense was approximately $77,000 and $46,000 for the three months ended June 30, 2011 and 2010, respectively.

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
The Master Consulting and Engineering Services Agreement dated October 9, 2007, as amended on April 23, 2009 and November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC provides a framework for KLATU to provide services to CryoPort. The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. CryoPort can terminate the agreement upon 30 days notice. If CryoPort terminates the agreement, it has to pay KLATU a termination fee that will not be less than $2,000,000 plus two times the cost of work (as defined in the agreement) performed by KLATU under the agreement. Consulting fees for services provided by KLATU were $67,341 and $94,154 for the three months ended June 30, 2011 and 2010, respectively.
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
In connection with the Company’s agreement with FedEx pursuant to which the Company leases to FedEx its cryogenic shippers, the Company has agreed to indemnify and hold harmless FedEx, its directors, officers, employees and agents from and against any and all claims, demands, causes of action, losses, damages, judgments, injuries and liabilities, including payment of attorney’s fees. In addition, the Company has agreed to indemnify, defend and hold harmless FedEx, its Affiliates (including the corporate parent company), directors, officers, employees and agents from and against any and all claims by third parties based on an allegation that the use of the Company’s shippers infringes on any United States or foreign intellectual property right of such third parties, including any potential royalty payments and other costs and damages, reasonable attorneys’ fees and out-of-pocket expenses reasonably incurred by FedEx. The duration of these indemnities survive the termination or expiration of the agreement.
Note 8. Equity
Common Stock
During the three months ended June 30, 2011, the Company issued 171,428 shares of common stock upon the exercise of warrants at an exercise price of $0.77 per share. During the three months ended June 30, 2011, the Company issued 36,090 shares of common stock upon the cashless exercise of warrants at an average exercise price of $0.77 per share. During the three months ended June 30, 2010, the Company issued 13,636 shares of unrestricted common stock in lieu of fees paid to a consultant for services incurred in fiscal year 2010 pursuant to the Company’s Form S-8 filed on April 27, 2010.

Warrants and Options
During the three months ended June 30, 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 and a five year life to a consultant for services to be rendered over three years. The Company recognized $237 in expense related to these warrants for the period ended June 30, 2011. During the three months ended June 30, 2011, the Company granted stock options to employees and non-employee directors to purchase a total of 400,000 of the Company’s common stock with a weighted average fair value of $1.27 per share (see Note 2).
Note 9. Subsequent Events
In July 2011, the Company issued 233,809 shares of common stock upon the exercise of warrants at an average exercise price of $0.77 per share for total gross proceeds of $180,033.

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
General Overview
The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2011 (unaudited) and the consolidated balance sheet as of March 31, 2011 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010, the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2011 and 2010 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2011 and 2010 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2012 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.
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
We have incurred losses since inception and had an accumulated deficit of $54,149,941 through June 30, 2011.
Results of Operations
Three months ended June 30, 2011 compared to three months ended June 30, 2010:
Net Revenues. Net revenues were $123,751 for the three months ended June 30, 2011, as compared to $151,460 for the three months ended June 30, 2010. Although we experienced a 65% increase in the number of active customers during the three months ended June 30, 2011, as compared to the same period in the prior year, the decrease of $27,709 (18%) in net revenues for the current period is primarily due to a decrease in net revenues derived from one customer (4% in the current period as compared to 63% in the same period in the prior year), as one of this customer’s products no longer required the cryogenic shipping method during the current period.
Gross loss and cost of revenues. Gross loss for the three months ended June 30, 2011 was 186% of net revenues, or $230,529, as compared to 160% of net revenues, or $243,075, for the three months ended June 30, 2010. The decrease in gross loss in absolute dollars is primarily due to decreased net revenues. Cost of revenues for the three months ended June 30, 2011 was 286% of net revenues, or $354,280, as compared to 260% of net revenues, or $394,535, for the three months ended June 30, 2010. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.
Selling, general and administrative expenses. Selling, general and administrative expenses were $1,628,322 for the three months ended June 30, 2011, as compared to $943,265 for the three months ended June 30, 2010. The $685,057 increase reflects the addition of eight new employees (seven in the sales and marketing department), recruiting fees for these new hires, and consulting costs for promotional activities. The increase in headcount, in particular in the sales in marketing department, reflects the Company’s focus on promoting the use of its CryoPort Express® System and expanding its customer base through a direct inside and field sales team.
Research and development expenses. Research and development expenses were $101,230 for the three months ended June 30, 2011, as compared to $122,121 for the three months ended June 30, 2010. The decrease in research and development expenses of $20,891 is due primarily to reduced expenses from warrants issued for payment of consulting services. Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers.

Interest expense. Interest expense was $133,311 for the three months ended June 30, 2011, as compared to $138,708 for the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 included accrued interest on our related party notes payable of $12,594, amortization of the debt discount of $70,372, and interest expense on our convertible debentures of $48,478. Interest expense for the three months ended June 30, 2010 included accrued interest on our related party notes payable of $15,024 and amortization of the debt discount of $121,165.
Interest income. Interest income was $6,855 for the three month period ended June 30, 2011 as compared to $3,437 for the three month period ended June 30, 2010. Current interest income included the impact of increased cash balances related to the funds received in connection with the February 2011 private placement offering.
Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $34,283 for the three months ended June 30, 2011, compared to a gain of $116,528 for the three months ended June 30, 2010. The gain of $34,283 for the three months ended June 30, 2011 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.
Net loss. As a result of the factors described above, net loss for the three months ended June 30, 2011 increased by $725,050 to $2,053,854 or ($0.07) per share compared to a net loss of $1,328,804 or ($0.16) per share for the three months ended June 30, 2010.
Liquidity and Capital Resources
As of June 30, 2011, the Company had cash and cash equivalents of $7,056,604 and working capital of $4,473,202. As of March 31, 2011, the Company had cash and cash equivalents of $9,278,443 and working capital of $6,759,755. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2005 through June 2011, we have received net proceeds of approximately $27.6 million from sales of our common stock and the issuance of promissory notes, warrants and debt.
For the three months ended June 30, 2011, we used $1,546,627 of cash for operations primarily as a result of the net loss of $2,053,854 including non-cash expenses of $171,591 for the fair value of stock options and warrants. Net operating losses increased as a result of an increase in headcount an overall commercial activity. Offsetting the cash impact of our net operating loss (excluding non-cash items) was a decrease in other current assets of $64,448 and an increase in accrued compensation and related expenses of $128,667 due primarily to increased selling, general and administrative expenses.
Net cash used in investing activities totaled $69,814 during the three months ended June 30, 2011, and was attributable to the purchase of property and equipment of $44,477 and the purchase of intangible assets of $25,337.
Net cash used in financing activities totaled $605,398 during the three months ended June 30, 2011, and resulted primarily from payment of deferred financing costs of $130,770 and repayment of convertible debt of $576,628. This was partially offset by the gross proceeds from exercises of warrants of $132,000.
Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our CryoPort Express® System as well as our ability to establish additional collaborative arrangements.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2011:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	Years	5 years
Operating Lease Obligations	$441,570	$138,042	$196,596	$106,932	$—
Convertible Debentures (1)	2,030,568	2,030,568	—	—	—
Other Long-term Debt Obligations (2)	1,508,006	96,000	192,000	1,220,006	—

Total:	$3,980,144	$2,264,610	$388,596	$1,326,938	$0

(1)
The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and have an outstanding principal balance of $2,030,568 as of June 30, 2011. As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security in generally all of our assets, including our intellectual property.

(2)
Represents unsecured indebtedness owed to four related parties, including former members of the board of directors, for capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of June 30, 2011, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity March 1, 2015.

Recent Accounting Pronouncements
In June 2011, the FASB updated the accounting guidance on Topic 220, entitled “Comprehensive Income”, relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income, or OCI, either in a single continuous statement of comprehensive income or in two but consecutive statements. Additionally, companies are required to present on the face of the financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our revolving credit facility.
A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure at as of June 30, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.
All outstanding amounts under our Revolving Credit Facility bear interest at a variable rate equal to the lender’s prime rate plus a margin of 1.50 percentage points or 5.0% per year, whichever is higher. As of June 30, 2011, we had $90,375 outstanding under our Revolving Credit Facility. The interest rate at June 30, 2011 was 5.0% per year. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a near term change in interest rates.
The above only incorporates those exposures that existed as of June 30, 2011, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4T.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2011, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
During the quarter ended June 30, 2011, the Company issued 207,518 shares of common stock to certain accredited investors reflecting the exercise of warrants issued in conjunction with a private placement financing completed during the previous fiscal year.
On April 14, 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 to a consultant for services to be rendered over three years. The Company recognized $237 in expense related to these warrants for the period ended June 30, 2011.
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

CryoPort, Inc.
Dated: August 15, 2011	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman,
Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer
(signed as both an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)