Form 10-Q
period 2011-09-30
Cryoport, Inc.
filed 2011-11-14
CIK 1124524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 10, 2011 the Company had 28,283,074 shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CRYOPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,953,454	$9,278,443
Restricted cash	—	91,169
Accounts receivable, net of allowances of $1,000 at September 30, 2011 and $9,100 at March 31, 2011, respectively	111,387	55,794
Inventories	42,679	44,224
Other current assets	251,319	528,045

Total current assets	5,358,839	9,997,675
Property and equipment, net	677,962	669,580
Intangible assets, net	386,774	354,854
Deposits and other assets	9,358	9,358

Total assets	$6,432,933	$11,031,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$563,910	$506,887
Accrued compensation and related expenses	409,694	402,746
Current portion of convertible debentures payable, net of discount of $78,138 at September 30, 2011 and $197,226 at March 31, 2011, respectively	1,352,430	1,979,402
Line of credit and accrued interest	—	90,388
Current portion of related party notes payable	96,000	102,000
Derivative liabilities	107,529	156,497

Total current liabilities	2,529,563	3,237,920
Related party notes payable and accrued interest, net of current portion	1,400,180	1,423,412
Convertible debentures payable, net of current portion and discount of $0 at September 30, 2011 and $8,842 at March 31, 2011, respectively	—	421,726

Total liabilities	3,929,743	5,083,058

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 28,133,074 and 27,504,604 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	28,133	27,505
Additional paid-in capital	58,655,108	58,016,991
Accumulated deficit	(56,180,051)	(52,096,087)

Total stockholders’ equity	2,503,190	5,948,409

Total liabilities and stockholders’ equity	$6,432,933	$11,031,467

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$110,713	$124,409	$234,464	$275,869
Cost of revenues	363,550	378,217	717,830	772,752

Gross loss	(252,837)	(253,808)	(483,366)	(496,883)

Operating expenses:
Selling, general and administrative	1,564,456	1,114,304	3,192,778	2,057,569
Research and development	124,705	114,514	225,935	236,635

Total operating expenses	1,689,161	1,228,818	3,418,713	2,294,204

Loss from operations	(1,941,998)	(1,482,626)	(3,902,079)	(2,791,087)
Other income (expense):
Interest income	4,960	3,912	11,815	7,349
Interest expense	(107,757)	(157,452)	(241,068)	(296,160)
Change in fair value of derivative liabilities	14,685	126,345	48,968	242,873

Total other expense, net	(88,112)	(27,195)	(180,285)	(45,938)

Loss before income taxes	(2,030,110)	(1,509,821)	(4,082,364)	(2,837,025)
Income taxes	—	—	1,600	1,600

Net loss	$(2,030,110)	$(1,509,821)	$(4,083,964)	$(2,838,625)

Net loss per common share, basic and diluted	$(0.07)	$(0.15)	$(0.15)	$(0.31)

Basic and diluted weighted average common shares outstanding	27,967,380	10,268,637	27,829,661	9,213,355

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	September 30,
	2011	2010
Operating Activities
Net loss	$(4,083,964)	$(2,838,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,051	109,696
Amortization of debt discount	127,930	250,481
Fair value of stock options and warrants issued to consultants, employees and directors	370,540	339,444
Change in fair value of derivative instruments	(48,968)	(242,873)
Loss on disposal of Cryogenic shippers	—	3,510
Interest accrued on restricted cash	(274)	(454)
Changes in operating assets and liabilities:
Accounts receivable	(55,593)	22,096
Inventories	1,545	—
Other current assets	125,341	40,699
Accounts payable and accrued expenses	178,750	(84,605)
Accrued compensation and related expenses	6,948	138,568
Accrued interest	24,380	29,585

Net cash used in operating activities	(3,191,314)	(2,232,478)

Investing Activities
Purchases of intangible assets	(79,547)	(73,942)
Purchases of property and equipment	(122,806)	(271,079)

Net cash used in investing activities	(202,353)	(345,021)

Financing Activities
Repayments of convertible debentures payable	(1,176,628)	—
Payment of deferred financing costs	(158,270)	(273,802)
Proceeds from exercise of warrants	456,133	—
Repayments of related party notes payable	(54,000)	(60,000)
Proceeds from private placement of common stock, net of cash paid for issuance costs	—	3,027,160
Restricted cash-investor funds	—	255,000
Deposits from investors	—	(255,000)
Payment on line of credit	(90,000)	—
Proceeds from release of restricted cash	91,443	—

Net cash (used in) provided by financing activities	(931,322)	2,693,358

Net change in cash and cash equivalents	(4,324,989)	115,859
Cash and cash equivalents, beginning of period	9,278,443	3,629,886

Cash and cash equivalents, end of period	$4,953,454	$3,745,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$88,758	$15,100

Income taxes	$1,600	$1,600

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred financing costs in connection with equity financings	$—	$46,456

Cashless exercise of warrants	$36	$—

Deferred financing costs offset against proceeds in additional paid-in capital	$—	$25,803

Fair value of options issued to employee in lieu of cash bonus	$—	$216,000

Reduction of accrued offering costs in connection with February 2010 financing	$—	$29,067

Estimated fair value of shares issued for services	$—	$23,999

Reclassification of fixed assets to inventory	$—	$60,228

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended September 30, 2011 and 2010
Note 1. Management’s Representation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by CryoPort, Inc. (the “Company” or “we”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
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
The Company’s principal focus has been the further development and commercial launch of the CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and its CryoPort Express® Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well” inside the containers and refrigeration is provided by non-hazardous cold nitrogen gas evolving from the liquid nitrogen entrapped within the retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, and infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than minus 150° Celsius).

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
Historically, we have funded our operations and the development and commercial launch of our CryoPort Express® solution through debt and equity financing arrangements. Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our CryoPort Express® System as well as our ability to establish additional collaborative arrangements.
We continue to assess our needs for additional capital to ensure sufficient financial resources are available to fund our working capital needs, capital expenditures and other cash requirements. We believe that our access to additional capital, together with existing cash resources and the expected increase in sales revenue will be sufficient to meet our operating needs for the next twelve months. If, however, we are unable to obtain additional capital or financing, our operations will be significantly affected.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at September 30, 2011 and March 31, 2011, respectively. The difference between the fair value and recorded values of the related party notes payable is not significant.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Concentrations of Credit Risk
Cash and cash equivalent
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At September 30, 2011 and March 31, 2011, the Company had approximately $4,523,000 and $8,701,000, respectively, of cash balances which exceeded the FDIC insurance limits. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.
Restricted cash
The Company had invested cash in a one year restricted certificate of deposit bearing interest at 1% which served as collateral for borrowings under a line of credit agreement (see Note 3). During August 2011, the Company paid the line of credit balance in full. The certificate of deposit account was closed and the proceeds of $91,443 were recorded as cash and cash equivalents in September 2011. At September 30, 2011 and March 31, 2011, the balance in the certificate of deposit was $0 and $91,169, respectively.

Customers
The Company grants credit to customers within the U.S. and to a limited number of international customers and do not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at September 30, 2011 and March 31, 2011 are net of reserves for doubtful accounts of approximately $1,000 and $9,100, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
The Company has foreign net revenues primarily in Europe, Japan, and India. During the three month periods ended September 30, 2011 and 2010, the Company had foreign sales of approximately $61,000 and $39,000, respectively, which constituted approximately 55% and 31%, respectively, of net revenues. During the six month periods ended September 30, 2011 and 2010, the Company had foreign sales of approximately $121,000 and $96,000, respectively, which constituted approximately 51% and 35%, respectively, of net revenues.
The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At September 30, 2011, net revenues for the three and six months ended September 30, 2011 from three major customers accounted for 38% and 37%, respectively, of our total net revenues. At September 30, 2010, net revenues for the three and six months ended September 30, 2010 from three major customers accounted for 67% and 76%, respectively, of our total net revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.
Inventories
The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers and are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. At September 30, 2011 and March 31, 2011, the Company’s inventories consisted of $33,076 and $37,739 in raw materials, respectively, and $9,603 and $6,485 in finished goods, respectively.
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
Property and equipment are recorded at cost. Cryogenic shippers, which comprise 84% of the Company’s net property and equipment balance at September 30, 2011, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.
Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.
Depreciation expense for property and equipment was $59,254 and $114,424, and $37,861 and $70,344 for the three and six months ended September 30, 2011 and 2010, respectively.

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
Amortization expense for intangible assets for the three and six months ended September 30, 2011 and 2010 was $23,906 and $47,627, and $18,900 and $39,352, respectively. All of the Company’s intangible assets are subject to amortization.
Long-lived Assets
If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at September 30, 2011 or March 31, 2011.
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
During the three and six month periods ended September 30, 2011, the Company had no capitalized deferred financing costs. During the three and six month periods ended September 30, 2010, the Company capitalized deferred financing costs of $80,363 and $90,363, respectively, and was charged to additional paid-in capital upon the closing of the private placements in August and October 2010. During the three and six months ended September 30, 2011, the Company incurred and paid $0 and $36,543, respectively, of offering costs in connection with the private placement that closed in February 2011 which were charged to additional paid-in capital and netted against the proceeds received in the private placements. During the three and six months ended September 30, 2011, the Company made payments of $0 and $121,727, respectively, in connection with financing fees related to the private placement in February 2011, which were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2011.
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
Derivative Liabilities
Certain of the Company’s issued and outstanding common stock purchase warrants and embedded conversion features which have exercise price reset features are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (“Black-Scholes”) (see Note 6).

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
Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at September 30, 2011 and March 31, 2011 was zero as the Company has not had a significant history of forfeitures and does not expect forfeitures in the future.
Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended September 30, 2011 and 2010. (See Note 8. Equity, for the stock plan descriptions and summary of assumptions and activity).

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
During the six months ended September 30, 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share to a consultant for services to be rendered over three years. The Company recognized $409 in expense related to these warrants for the three and six months ended September 30, 2011.
On March 7, 2011 the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share, in addition to a fee of $125,000. The fair value of this warrant was $302,769 as calculated using Black-Scholes and was recorded as a other current asset. For the three and six months ended September 30, 2011, the Company recognized $75,693 and $151,385, respectively, in expense related to these warrants and is included in selling, general and administrative in the accompanying condensed consolidated statements of operations. As of September 30, 2011 and March 31, 2011 the remaining amount of $126,153 and $277,538, respectively, is included in other current assets in the accompanying condensed consolidated balance sheets.
On May 10, 2010, the Company issued warrants to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $1.89 to a consultant for services rendered through June 2011. The warrants vested as to 20,000 shares of common stock upon issuance with a fair value of $36,090 and as to 20,000 shares of common stock upon attainment of certain deliverables and were valued accordingly at each interim reporting date until the deliverables were completed on June 8, 2011. Upon completion of the deliverable, the fair value was $12,937 which resulted in the Company reversing $6,666 in expense previously recorded. The Company recognized an aggregate $40,560 in expense related to these warrants for the six months ended September 30, 2010.
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

Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three and six months ended September 30, 2011 and 2010, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 36,482,000 and 35,521,000 and 11,809,000 and 10,868,000 for the three and six month periods ended September 30, 2011 and 2010, respectively.
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
The following table presents the Company’s warrants measured at fair value on a recurring basis as of September 30, 2011 and March 31, 2011 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying	Carrying
	Value	Value
	September 30,	March 31,
	2011	2011
	(unaudited)
Derivative Liabilities	$107,529	$156,497

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs for the six months ended September 30, 2011 and 2010:

	Level 3	Level 3
	Carrying Value	Carrying Value
	2011	2010
Balance at April 1	$156,497	$334,363
Change in fair value	(48,968)	(242,873)

Balance at September 30	$107,529	$91,490

Note 3. Line of Credit
During October 2010, the Company secured a one-year renewal of the line of credit (the “Line”) for $90,000 which was secured by a $90,000 certificate of deposit with a financial institution. On August 23, 2011 the Company paid the Line balance in full. The certificate of deposit was closed and the proceeds of $91,443 were recorded as cash and cash equivalents in September 2011. All borrowings under the Line bore variable interest based on either the prime rate plus 1.5% per annum (totaling 4.75% as of September 30, 2011) or 5.0%, whichever was higher. The Company utilized the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® Dry Shipper. As of September 30, 2011 and March 31, 2011, the outstanding balance of the Line was $0 and $90,388, respectively, including accrued interest of $0 and $388, respectively. No funds were drawn against the Line during the six months ended September 30, 2011 and 2010. During the three and six months ended September 30, 2011 and 2010, the Company recorded interest expense of $587 and $1,725, and $1,150 and $2,288, respectively, related to the Line.
Note 4. Related Party Transactions
Related Party Notes Payable
As of September 30, 2011 and March 31, 2011, the Company had aggregate principal balances of $795,500 and $849,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of September 30, 2011, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.
Related-party interest expense under these notes was $12,174 and $24,768, and $14,574 and $29,598 for the three and six months ended September 30, 2011 and 2010, respectively. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $700,680 and $675,912 as of September 30, 2011 and March 31, 2011, respectively.

Note Payable to Former Officer
In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008. The note and a portion of the accrued interest were paid in March 2010. The remaining accrued interest of $11,996 under the note was paid in August 2010. Interest expense related to this note was $11,996 for the three and six months ended September 30, 2010.
Advisory Services Agreement with Former Officer
On March 7, 2011, the Company entered into a one-year advisory services agreement with Marc Grossman, M.D. to provide strategic business advisory services including identifying and introducing customers, advising on sales and marketing plans and providing financial advice. Dr. Grossman is a former officer of the Company and is one of the four related parties to which CryoPort has an outstanding unsecured debt obligation. For these services, Dr. Grossman was paid a fee of $125,000, which is to be amortized over the term of the agreement, and issued a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share which was fully vested upon issuance (see Note 2 Equity Instruments Issued to Non-Employees for Acquiring Goods or Services).
Consulting Agreement with Officers
On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll resigned the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary on June 27, 2011, effective immediately following the Company’s filing of its Form 10-K for the fiscal year ended March 31, 2011. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provides financial and accounting consulting services, including SEC and financial reporting, budgeting and forecasting to the Company. Related-party consulting fees for all services provided by The Gilson Group, LLC, were approximately $0 and $106,000 and $84,000 and $229,000 for the three and six months ended September 30, 2011 and 2010, respectively.
Note 5. Convertible Notes Payable
The Company’s convertible debenture balances are shown below:

	September 30,	March 31,
	2011	2011
	(unaudited)
October 2007 Debentures	$1,430,568	$2,607,196
Debt discount	(78,138)	(206,068)

Total convertible debentures, net	$1,352,430	$2,401,128

Short-term:
Current portion of convertible debentures payable, net of discount of $78,138 at September 30, 2011 and $197,226 at March 31, 2011, respectively	$1,352,430	$1,979,402
Long-term:
Convertible debentures payable, net of current portion and discount of $0 at September 30, 2011 and $8,842 at March 31, 2011, respectively	—	421,726

Total convertible debentures, net	$1,352,430	$2,401,128

The October 2007 Debentures is convertible into shares of the Company’s common stock at a price of $3.00 per share. The debentures bear interest at 8% per annum. The Company has been obligated to make principal or additional interest payments since March 1, 2011 with respect to the outstanding balances of the debentures. The Company is making monthly principal and interest payments of $200,000 and the debentures will be paid by June 2012.
During the three and six months ended September 30, 2011 and 2010, the Company recognized an aggregate of $57,558 and $127,930, and $128,916 and $250,481 in interest expense, respectively, due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible notes payable. During the three and six months ended September 30, 2011, the Company recorded interest expense of $36,956 and $85,434, respectively, related to the stated interest associated with the convertible notes payable.

Note 6. Derivative Liabilities
In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants and embedded conversion features were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of September 30, 2011 and March 31, 2011 the Company had derivative warrant liabilities of $107,529 and $156,497, respectively.
During the three and six months ended September 30, 2011 and 2010, the Company recognized aggregate gains of $14,685 and $48,968 and $126,345 and $242,873, respectively, due to the change in fair value of its derivative instruments. (See Note 2 — Organization and Summary of Significant Accounting Policies — Fair Value Measurements, for the components of changes in derivative liabilities).
The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	For the Six Months	For the Year
	Ended	Ended
	September 30, 2011	March 31, 2011
Expected dividends	—	—
Expected term (in years)	2.51 – 2.81	3.01 – 4.22
Risk-free interest rate	0.42% – 0.81%	0.64% – 1.79%
Expected volatility	128% – 132%	128% – 189%
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
Note 7. Commitments and Contingencies
Lease Commitments
We currently lease two facilities, with approximately 12,000 square feet of corporate, research and development, and warehouse facilities, located in Lake Forest, California (“Lake Forest Facility”) and six executive offices located in San Diego, California (“San Diego Facility”). In June 2010, the Company entered into a third amendment to the Lake Forest Facility lease and extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at any time after December 31, 2012 and adjusted the base lease payments to a range over the life of the agreement of $7,010 per month to $8,911 per month, plus operating expenses. On April 11, 2011, the Company entered into an office service agreement for the San Diego Facility for a six-month period ending October 31, 2011. Subsequent to quarter-end, we extended the agreement through December 31, 2011. The office service agreement requires aggregate base lease payments of approximately $9,250 per month.
Total rental expense was approximately $73,000 and $150,000 and $32,000 and $78,000 for the three and six months ended September 30, 2011 and 2010, respectively.

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
The Master Consulting and Engineering Services Agreement dated October 9, 2007, as amended on April 23, 2009 and November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC provides a framework for KLATU to provide services to CryoPort. The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. CryoPort can terminate the agreement upon 30 days notice. If CryoPort terminates the agreement, it has to pay KLATU a termination fee that will be no less than $2,000,000 plus two times the cost of work (as defined in the agreement) performed by KLATU under the agreement. Consulting fees for services provided by KLATU were $166,537 and $233,878, and $145,982 and $240,136 for the three and six months ended September 30, 2011 and 2010, respectively.
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
Note 8. Equity
Preferred Stock
On September 22, 2011, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to authorize a class of undesignated or “blank check” preferred stock, which had previously been approved by the Company’s Board of Directors on July 19, 2011, consisting of 2,500,000 shares at $0.001 par value per share. Shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors.

Common Stock
During April 2011, the Company issued 36,090 shares of common stock upon the cashless exercise of warrants at an average exercise price of $0.77 per share.
During six months ended September 30, 2011 the Company issued 592,380 shares of common stock upon the cash exercise of warrants at an exercise price of $0.77 per share.
During the six months ended September 30, 2010, the Company issued 13,636 shares of unrestricted common stock in lieu of fees paid to a consultant for services incurred in fiscal year 2010 pursuant to the Company’s Form S-8 filed on April 27, 2010.
Warrants and Options
During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 and a five year life to a consultant for services to be rendered over three years (see Note 2). The Company recognized $409 in expense related to these warrants for the three and six months ended September 30, 2011.
During July 2011, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.20 and a five year life to a consultant for services to be rendered within one year. The Company recognized $8,297 in expense related to these warrants for the three and six months ended September 30, 2011.
Stock-based Compensation Plan Descriptions
The Company maintains three stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 8,527 shares available for future issuances as of September 30, 2011.
On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of September 30, 2011, the Company has no shares available for future Awards under the 2009 Plan.
On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of September 30, 2011, the Company has 2,300,000 shares available for future Awards under the 2011 Plan.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.
Summary of Assumptions and Activity
The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the six months ended September 30, 2011 and 2010:

	September 30,	September 30,
	2011	2010
Stock options and warrants:
Expected term (in years)	5.91 – 7.44	3.50 – 6.48
Expected volatility	164% – 173%	142% – 179%
Risk-free interest rate	1.15% – 2.87%	0.77% – 3.32%
Expected dividends	N/A	N/A
A summary of employee and director options and warrant activity for the six month period ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at April 1, 2011	1,525,896	$2.65	—
Granted	435,000	$1.28	—
Exercised	—	—	—
Forfeited	(15,667)	$2.11	—

Outstanding and expected to vest at September 30, 2011	1,945,229	$2.35	7.90	$521,379

Exercisable at September 30, 2011	1,190,396	$3.08	7.04	$369,417

For the six months ended September 30, 2011 and 2010, the following represents the Company’s weighted average fair value of options and warrants granted:

		Weighted
		Average
		Fair Value
		of
		Options and
Period Ended:	Granted	Warrants
September 30, 2011	435,000	$1.25
September 30, 2010	1,296,832	$0.69
There were options to purchase 35,000 and 435,000 shares of common stock granted to employees and no warrants issued during the three and six months ended September 30, 2011. There were no warrants and stock options to purchase an aggregate of 1,260,032 shares of common stock granted to employees and directors during the three months ended September 30, 2010 and no warrants and stock options to purchase an aggregate of 1,296,832 shares of common stock granted to employees and directors during the six months ended September 30, 2010. In connection with the options granted and the vesting of prior options and warrants issued, during the three and six months ended September 30, 2011 and 2010, the Company recorded total charges of $114,787 and $217,115 and $185,440 and $296,947, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.
As of September 30, 2011, there was $710,438 of total unrecognized compensation cost related to non-vested stock options and warrants which is expected to be recognized over a remaining weighted average vesting period of 3.03 years.

There were no exercises of options during the three and six months ended September 30, 2011 and 2010.
Note 9. Subsequent Events
From October 1, 2011, through the date of this filing the Company issued 150,000 shares of common stock upon the exercise of warrants at an average exercise price of $0.77 per share for total gross proceeds of $115,500.

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
General Overview
The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2011 (unaudited) and the consolidated balance sheet as of March 31, 2011 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2011 and 2010, the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2011 and 2010 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2011 and 2010 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The Company cautions readers that important facts and factors described in this MD&A and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during fiscal year 2012 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.
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
We have incurred losses since inception and had an accumulated deficit of $56,180,051 through September 30, 2011.
Results of Operations
Three months ended September 30, 2011 compared to three months ended September 30, 2010:
Net Revenues. Net revenues were $110,713 for the three months ended September 30, 2011, as compared to $124,409 for the three months ended September 30, 2010. While the number of active customers has continued to increase compared to the same period in the prior year and compared to the previous quarter, net revenues have decreased primarily due to a decrease in net revenues derived from one customer (3% in the current period as compared to 42% in the same period in the prior year), as one of this customer’s products no longer required the cryogenic shipping method during the current period.
Gross loss and cost of revenues. Gross loss for the three months ended September 30, 2011 was 228% of net revenues, or $252,837, as compared to 204% of net revenues, or $253,808, for the three months ended September 30, 2010. The decrease in gross loss in absolute dollars is primarily due to decreased net revenues. Cost of revenues for the three months ended September 30, 2011 was 328% of net revenues, or $363,550, as compared to 304% of net revenues, or $378,217, for the three months ended September 30, 2010. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.
Selling, general and administrative expenses. Selling, general and administrative expenses were $1,564,456 for the three months ended September 30, 2011, as compared to $1,114,304 for the three months ended September 30, 2010. The $450,152 increase reflects the addition of eleven new employees (ten in the sales and marketing department), recruiting fees for these new hires, and consulting costs for promotional activities. The increase in headcount, in particular in the sales in marketing department, reflects the Company’s focus on promoting the use of its CryoPort Express® System and expanding its customer base through a direct inside and field sales team.
Research and development expenses. Research and development expenses were $124,705 for the three months ended September 30, 2011, as compared to $114,514 for the three months ended September 30, 2010. Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web-based customer service portal and the CryoPort Express® Shippers.

Interest expense. Interest expense was $107,757 for the three months ended September 30, 2011, as compared to $157,452 for the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2011 included accrued interest on our related party notes payable of $12,174, amortization of the debt discount of $57,558, and interest expense on our convertible debentures of $36,956. Interest expense for the three months ended September 30, 2010 included accrued interest on our related party notes payable of $14,574 and amortization of the debt discount of $128,916.
Interest income. Interest income was $4,960 for the three month period ended September 30, 2011 as compared to $3,912 for the three month period ended September 30, 2010. Current interest income included the impact of increased cash balances related to the funds received in connection with the February 2011 private placement offering.
Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $14,685 for the three months ended September 30, 2011, compared to a gain of $126,345 for the three months ended September 30, 2010. The gain of $14,685 for the three months ended September 30, 2011 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.
Net loss. As a result of the factors described above, net loss for the three months ended September 30, 2011 increased by $520,289 to $2,030,110 or ($0.07) per share compared to a net loss of $1,509,821 or ($0.15) per share for the three months ended September 30, 2010.
Six months ended September 30, 2011 compared to six months ended September 30, 2010:
Net Revenues. Net revenues were $234,464 for the six months ended September 30, 2011, as compared to $275,869 for the six months ended September 30, 2010. While the number of active customers has continued to increase compared to the same period in the prior year, net revenues have decreased primarily due to a decrease in net revenues derived from one customer (3% in the current period as compared to 53% in the same period in the prior year), as one of this customer’s products no longer required the cryogenic shipping method during the current period.
Gross loss and cost of revenues. Gross loss for the six months ended September 30, 2011 was 206% of net revenues, or $483,366, as compared to 180% of net revenues, or $496,883, for the six months ended September 30, 2010. The decrease in gross loss in absolute dollars is primarily due to decreased net revenues. Cost of revenues for the six months ended September 30, 2011 was 306% of net revenues, or $717,830 as compared to 280% of net revenues, or $772,752, for the six months ended September 30, 2010. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.
Selling, general and administrative expenses. Selling, general and administrative expenses were $3,192,778 for the six months ended September 30, 2011, as compared to $2,057,569 for the six months ended September 30, 2010. The $1,135,209 increase reflects the addition of eleven new employees (ten in the sales and marketing department), recruiting fees for these new hires, and consulting costs for promotional activities. The increase in headcount, in particular in the sales, marketing and client services department, reflects the Company’s focus on promoting the use of its CryoPort Express® System and expanding its customer base through a direct inside and field sales team.
Research and development expenses. Research and development expenses were $225,935 for the six months ended September 30, 2011, as compared to $236,635 for the six months ended September 30, 2010. The decrease in research and development expenses of $10,700 is due primarily to reduced expenses from warrants issued for payment of consulting services. Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers.
Interest expense. Interest expense was $241,068 for the six months ended September 30, 2011, as compared to $296,160 for the six months ended September 30, 2010. Interest expense for the six months ended September 30, 2011 included accrued interest on our related party notes payable of $24,768, amortization of the debt discount of $127,930, and interest expense on our convertible debentures of $85,434. Interest expense for the six months ended September 30, 2010 included accrued interest on our related party notes payable of $29,598 and amortization of the debt discount of $250,481.

Interest income. Interest income was $11,815 for the six month period ended September 30, 2011 as compared to $7,349 for the six month period ended September 30, 2010. Current interest income included the impact of increased cash balances related to the funds received in connection with the February 2011 private placement offering.
Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $48,968 for the six months ended September 30, 2011, compared to a gain of $242,873 for the six months ended September 30, 2010. The gain of $48,968 for the six months ended September 30, 2011 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.
Net loss. As a result of the factors described above, net loss for the six months ended September 30, 2011 increased by $1,245,339 to $4,083,964 or ($0.15) per share compared to a net loss of $2,838,625 or ($0.31) per share for the six months ended September 30, 2010.
Liquidity and Capital Resources
As of September 30, 2011, the Company had cash and cash equivalents of $4,953,454 and working capital of $2,829,276. As of March 31, 2011, the Company had cash and cash equivalents of $9,278,443 and working capital of $6,759,755. Historically, we have financed our operations primarily through sales of our debt and equity securities. Since March 2005 through September 2011, we have received net proceeds of approximately $27.9 million from sales of our common stock and the issuance of promissory notes, warrants and debt.
For the six months ended September 30, 2011, we used $3,191,314 of cash for operations primarily as a result of the net loss of $4,083,964 including non-cash expenses of $370,540 for the fair value of stock options and warrants. Net operating losses increased as a result of an increase in headcount and overall commercial activity. Offsetting the cash impact of our net operating loss (excluding non-cash items) was a decrease in other current assets of $125,341 and an increase in accounts payable and accrued expenses of $178,750 due primarily to increased selling, general and administrative expenses.
Net cash used in investing activities totaled $202,353 during the six months ended September 30, 2011, and was attributable to the purchase of property and equipment of $122,806 and the purchase of intangible assets of $79,547.
Net cash used in financing activities totaled $931,322 during the six months ended September 30, 2011, and resulted primarily from payment of deferred financing costs of $158,270 and repayment of convertible debt of $1,176,628. This was partially offset by the gross proceeds from exercises of warrants of $456,133.
Historically, we have funded our operations and the development and commercial launch of our CryoPort Express® solution through debt and equity financing arrangements. Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our CryoPort Express® System as well as our ability to establish additional collaborative arrangements.
We continue to assess our needs for additional capital to ensure sufficient financial resources are available to fund our working capital needs, capital expenditures and other cash requirements. We believe that our access to additional capital, together with existing cash resources and the expected increase in sales revenue will be sufficient to meet our operating needs for the next twelve months. If, however, we are unable to obtain additional capital or financing, our operations will be significantly affected.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2011:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	Years	5 years
Operating Lease Obligations	$400,983	$121,761	$199,023	$80,199	$—

Convertible Debentures (1)	1,430,568	1,430,568	—	—	—

Other Long-term Debt Obligations (2)	1,496,180	96,000	192,000	1,208,180	—

Total:	$3,327,731	$1,648,329	$391,023	$1,288,379	$—

(1)
The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and have an outstanding principal balance of $1,430,568 as of September 30, 2011. As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

(2)
Represents unsecured indebtedness owed to four related parties, including former members of the board of directors, for capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of September 30, 2011, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity March 1, 2015.

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
A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure at as of September 30, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.
The above only incorporates those exposures that existed as of September 30, 2011, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4T.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2011, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitation on effectiveness set forth below under the heading “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
During the quarter ended September 30, 2011, the Company issued 420,952 shares of common stock to five accredited investors upon their cash exercise of warrants issued in conjunction with a private placement financing completed during the previous fiscal year. We received an aggregate of $324,133 from the exercise of such warrants.
On July 1, 2011, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.20 to a consultant for services to be rendered over three years. The Company recognized $8,297 in expense related to these warrants for the three and six months ended September 30, 2011.
The issuance of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof or Rule 506 of Regulation D promulgated there under, as transactions by an issuer not involving a public offering. With respect to the transaction listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or pursuant to an exemption there from.

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

CryoPort, Inc.
Dated: November 14, 2011	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman,
Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer
(signed as both an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)