Form 10-Q
period 2011-12-31
Cryoport, Inc.
filed 2012-02-21
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to

Commission File Number: 001-34632

CryoPort, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0313393
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

20382 BARENTS SEA CIRCLE, LAKE FOREST, CA	92630
(Address of Principal Executive Offices)	(Zip Code)

(949) 470-2300

Registrant’s Telephone Number, Including Area Code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒    Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    ☐   Yes     ☒  No

As of February 17, 2012 the Company had 28,283,074 shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRYOPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,796,089	$9,278,443
Restricted cash	—	91,169

Accounts receivable, net of allowances of $1,000 at December 31, 2011 and $9,100 at March 31, 2011, respectively	83,708	55,794
Inventories	47,130	44,224
Other current assets	134,644	528,045

Total current assets	3,061,571	9,997,675
Property and equipment, net	736,447	669,580
Intangible assets, net	406,320	354,854
Deposits and other assets	19,744	9,358

Total assets	$4,224,082	$11,031,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$723,635	$506,887
Accrued compensation and related expenses	553,192	402,746
Current portion of convertible debentures payable, net of discount of $35,524 at December 31, 2011 and $197,226 at March 31, 2011, respectively	795,044	1,979,402
Line of credit and accrued interest	—	90,388
Current portion of related party notes payable	96,000	102,000
Derivative liabilities	47,344	156,497

Total current liabilities	2,215,215	3,237,920
Related party notes payable and accrued interest, net of current portion	1,387,994	1,423,412
Convertible debentures payable, net of current portion and discount of $0 at December 31, 2011 and $8,842 at March 31, 2011, respectively	—	421,726

Total liabilities	3,603,209	5,083,058

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 28,283,074 and 27,504,604 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	28,283	27,505
Additional paid-in capital	58,852,206	58,016,991
Accumulated deficit	(58,259,616)	(52,096,087)

Total stockholders’ equity	620,873	5,948,409

Total liabilities and stockholders’ equity	$4,224,082	$11,031,467

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net revenues	$144,254	$99,569	$378,718	$375,438
Cost of revenues	344,702	256,523	1,062,532	1,029,275

Gross loss	(200,448)	(156,954)	(683,814)	(653,837)

Operating expenses:
Selling, general and administrative	1,740,324	1,080,768	4,933,102	3,138,337
Research and development	120,702	105,020	346,637	341,655

Total operating expenses	1,861,026	1,185,788	5,279,739	3,479,992

Loss from operations	(2,061,474)	(1,342,742)	(5,963,553)	(4,133,829)
Other income (expense):
Interest income	698	3,547	12,513	10,896
Interest expense	(78,974)	(151,428)	(320,042)	(447,588)
Change in fair value of derivative liabilities	60,185	33,987	109,153	276,860

Total other expense, net	(18,091)	(113,894)	(198,376)	(159,832)

Loss before income taxes	(2,079,565)	(1,456,636)	(6,161,929)	(4,293,661)
Income taxes	—	—	1,600	1,600

Net loss	$(2,079,565)	$(1,456,636)	$(6,163,529)	$(4,295,261)

Net loss per common share, basic and diluted	$(0.07)	$(0.11)	$(0.22)	$(0.40)

Basic and diluted weighted average common shares outstanding	28,246,661	13,564,985	27,969,167	10,669,173

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	For The Nine Months Ended
	December 31,
	2011	2010
Operating Activities
Net loss	$(6,163,529)	$(4,295,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,737	176,295
Amortization of debt discount	170,544	385,752
Fair value of stock options and warrants issued to consultants, employees and directors	527,981	391,315
Change in fair value of derivative instruments	(109,153)	(276,860)
Loss on disposal of Cryogenic shippers	—	3,510
Interest accrued on restricted cash	(274)	(620)
Changes in operating assets and liabilities:
Accounts receivable	(27,914)	45,112
Inventories	(2,906)	365
Other assets	155,937	(109,289)
Accounts payable and accrued expenses	338,475	(160,252)
Accrued compensation and related expenses	150,446	157,015
Accrued interest	36,194	43,712

Net cash used in operating activities	(4,673,462)	(3,639,206)

Investing Activities
Purchases of intangible assets	(125,213)	(95,479)
Purchases of property and equipment	(243,857)	(299,067)

Net cash used in investing activities	(369,070)	(394,546)

Financing Activities
Repayments of convertible debentures payable	(1,776,628)	—
Payment of deferred financing costs	(158,270)	(275,699)
Proceeds from exercise of warrants	571,633	—
Repayments of related party notes payable	(78,000)	(90,000)
Proceeds from private placement of common stock, net of cash paid for issuance costs	—	3,480,541
Restricted cash-investor funds	—	255,000
Deposits from investors	—	(255,000)
Payment on line of credit	(90,000)	—
Proceeds from release of restricted cash	91,443	—

Net cash (used in) provided by financing activities	(1,439,822)	3,114,842

Net change in cash and cash equivalents	(6,482,354)	(918,910)
Cash and cash equivalents, beginning of period	9,278,443	3,629,886

Cash and cash equivalents, end of period	$2,796,089	$2,710,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$113,305	$16,841

Income taxes	$1,600	$1,600

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	For The Nine Months Ended
	December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cashless exercise of warrants	$36	$—

Deferred financing costs offset against proceeds in additional paid-in capital	$—	$72,862

Fair value of options issued to employee in lieu of cash bonus	$—	$216,000

Reduction of accrued offering costs in connection with February 2010 financing	$—	$29,067

Estimated fair value of shares issued for services	$—	$23,999

Reclassification of fixed assets to inventory	$—	$60,228

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended December 31, 2011 and 2010

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

Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

The Company entered into its first strategic relationship with the global courier Federal Express Corporation (“FedEx”) on January 13, 2010 pursuant to which the Company leases to FedEx such number of its cryogenic shippers that FedEx, from time to time, orders for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System. On January 24, 2011, we announced that FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. On September 2, 2010, the Company entered into an agreement with another global courier, DHL Express (USA), Inc. (“DHL”) that gives DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express® Dry Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express® shipping solution. In connection with the agreement, the Company has integrated its proprietary web portal to DHL’s tracking and billing systems to provide DHL life science customers with a seamless way of shipping their critical biological material worldwide. The IT integration with DHL was completed during the Company’s fourth quarter of fiscal year 2011.

We offer our solution to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete prior to a company fully adopting the Cryoport Express solution.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at December 31, 2011 and March 31, 2011, respectively. The difference between the fair value and recorded values of the related party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

Cash and cash equivalent

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2011 and March 31, 2011, the Company had approximately $2,327,000 and $8,701,000, respectively, of cash balances which exceeded the FDIC insurance limits. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

The Company had invested cash in a one year restricted certificate of deposit bearing interest at 1% which served as collateral for borrowings under a line of credit agreement (see Note 3). During August 2011, the Company paid the line of credit balance in full. The certificate of deposit account was closed and the proceeds of $91,443 were recorded as cash and cash equivalents in September 2011. At December 31, 2011 and March 31, 2011, the balance in the certificate of deposit was $0 and $91,169, respectively.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at December 31, 2011 and March 31, 2011 are net of reserves for doubtful accounts of approximately $1,000 and $9,100, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign net revenues primarily in Europe, Japan, and India. During the three month periods ended December 31, 2011 and 2010, the Company had foreign sales of approximately $83,000 and $18,000, respectively, which constituted approximately 58% and 18%, respectively, of net revenues. During the nine month periods ended December 31, 2011 and 2010, the Company had foreign sales of approximately $204,000 and $114,000, respectively, which constituted approximately 54% and 30%, respectively, of net revenues.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At December 31, 2011, net revenues for the three and nine months ended December 31, 2011 from three major customers accounted for 27% and 34%, respectively, of our total net revenues. At December 31, 2010, net revenues for the three and nine months ended December 31, 2010 from three major customers accounted for 58% and 71%, respectively, of our total net revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers and are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. At December 31, 2011 and March 31, 2011, the Company’s inventories consisted of $38,342 and $37,739 in raw materials, respectively, and $8,788 and $6,485 in finished goods, respectively.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise 84% of the Company’s net property and equipment balance at December 31, 2011, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Depreciation expense for property and equipment was $62,566 and $176,990, and $44,739 and $115,083 for the three and nine months ended December 31, 2011 and 2010, respectively.

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

Amortization expense for intangible assets for the three and nine months ended December 31, 2011 and 2010 was $26,120 and $73,747, and $21,860 and $61,212 respectively. All of the Company’s intangible assets are subject to amortization.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at December 31, 2011 or March 31, 2011.

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

During the three and nine month periods ended December 31, 2011, the Company had no capitalized deferred financing costs. During the three and nine month periods ended December 31, 2010, the Company capitalized deferred financing costs of $68,808 and $159,171, respectively, and was charged to additional paid-in capital upon the closing of the private placements in August and October 2010. During the three and nine months ended December, 2011, the Company incurred and paid $0 and $36,543, respectively, of offering costs in connection with the private placement that closed in February 2011 which were charged to additional paid-in capital and netted against the proceeds received in the private placements. During the three and nine months ended December 31, 2011, the Company made payments of $0 and $121,727, respectively, in connection with financing fees related to the private placement in February 2011, which were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2011.

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

Derivative Liabilities

Certain of the Company’s issued and outstanding common stock purchase warrants and embedded conversion features which have exercise price reset features are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (“Black-Scholes”) (see Note 6 Derivative Liabilities).

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at December 31, 2011 and March 31, 2011 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended December 31, 2011 and 2010. (See Note 8. Equity, for the stock plan descriptions and summary of assumptions and activity).

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates (see Note 8 Equity – Warrants and Options).

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three and nine months ended December 31, 2011 and 2010, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 31,940,000 and 34,340,000 and 14,667,000 and 12,756,000 for the three and nine month periods ended December 31, 2011 and 2010, respectively.

Segment Reporting

We currently operate in only one segment.

Recent Accounting Pronouncements

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for U.S. GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

The following table presents the Company’s warrants measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2011 classified using the valuation hierarchy:

	September 30,	September 30,
	Level 3	Level 3
	Carrying Value	Carrying Value
	December 31,	March 31,
	2011	2011
	(unaudited)
Derivative Liabilities	$47,344	$156,497

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs for the nine months ended December 31, 2011 and 2010:

	September 30,	September 30,
	Level 3	Level 3
	Carrying Value	Carrying Value
	2011	2011
Balance at March 31	$156,497	$334,363
Change in fair value	(109,153)	(276,860)

Balance at December 31 (unaudited)	$47,344	$57,503

Note 3. Line of Credit

During October 2010, the Company secured a one-year renewal of the line of credit (the “Line”) for $90,000 which was secured by a $90,000 certificate of deposit with a financial institution. On August 23, 2011 the Company paid the Line balance in full. The certificate of deposit was closed and the proceeds of $91,443 were recorded as cash and cash equivalents in September 2011. All borrowings under the Line bore variable interest based on either the prime rate plus 1.5% per annum or 5.0%, whichever was higher. The Company utilized the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® Dry Shipper. As of December 31, 2011 and March 31, 2011, the outstanding balance of the Line was $0 and $90,388, respectively, including accrued interest of $0 and $388, respectively. No funds were drawn against the Line during the nine months ended December 31, 2011 and 2010. During the three and nine months ended December 31, 2011 and 2010, the Company recorded interest expense of $0 and $1,725, and $1,150 and $3,438, respectively, related to the Line.

Note 4. Related Party Transactions

Related Party Notes Payable

As of December 31, 2011 and March 31, 2011, the Company had aggregate principal balances of $771,500 and $849,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of December 31, 2011, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $11,814 and $36,582, and $14,114 and $43,712 for the three and nine months ended December 31, 2011 and 2010, respectively. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $712,494 and $675,912 as of December 31, 2011 and March 31, 2011, respectively.

Note Payable to Former Officer

In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008. The note and a portion of the accrued interest were paid in March 2010. The remaining accrued interest of $11,996 under the note was paid in August 2010. Interest expense related to this note was $11,996 for the nine months ended December 31, 2010.

Advisory Services Agreement with Former Officer

On March 7, 2011, the Company entered into a one-year advisory services agreement with Marc Grossman, M.D. to provide strategic business advisory services including identifying and introducing customers, advising on sales and marketing plans and providing financial advice. Dr. Grossman is a former officer of the Company and is one of the four related parties to which CryoPort has an outstanding unsecured debt obligation. For these services, Dr. Grossman was paid a fee of $125,000, which is to be amortized over the term of the agreement, and issued a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share which was fully vested upon issuance (see Note 8 Equity—Warrants and Options).

Consulting Agreement with Officers

On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll resigned the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary on June 27, 2011, effective immediately following the Company’s filing of its Form 10-K for the fiscal year ended March 31, 2011. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provides financial and accounting consulting services, including SEC and financial reporting, budgeting and forecasting to the Company. Related-party consulting fees for all services provided by The Gilson Group, LLC, were approximately $0 and $106,000 and $129,000 and $358,000 for the three and nine months ended December 31, 2011 and 2010, respectively.

Note 5. Convertible Notes Payable

The Company’s convertible debenture balances are shown below:

	September 30,	September 30,
	December 31,	March 31,
	2011	2011
	(unaudited)
October 2007 Debentures	$830,568	$2,607,196
Debt discount	(35,524)	(206,068)

Total convertible debentures, net	$795,044	$2,401,128

Short-term:

Current portion of convertible debentures payable, net of discount of $35,524 at December 31, 2011 and $197,226 at March 31, 2011, respectively	$795,044	$1,979,402
Long-term:

Convertible debentures payable, net of current portion and discount of $0 at December 31, 2011 and $8,842 at March 31, 2011, respectively	—	421,726

Total convertible debentures, net	$795,044	$2,401,128

The October 2007 Debentures is convertible into shares of the Company’s common stock at a price of $3.00 per share. The debentures bear interest at 8% per annum. The Company has been obligated to make principal or additional interest payments since March 1, 2011 with respect to the outstanding balances of the debentures. The Company is making monthly principal payments of $200,000 and quarterly interest payments. The debentures will be paid by June 2012.

During the three and nine months ended December 31, 2011 and 2010, the Company recognized an aggregate of $42,614 and $170,544, and $135,271 and $385,752 in interest expense, respectively, due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible notes payable. During the three and nine months ended December 31, 2011, the Company recorded interest expense of $24,814 and $110,248, respectively, related to the stated interest associated with the convertible notes payable.

Note 6. Derivative Liabilities

In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants and embedded conversion features were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2011 and March 31, 2011 the Company had derivative warrant liabilities of $47,344 and $156,497, respectively.

During the three and nine months ended December 31, 2011 and 2010, the Company recognized aggregate gains of $60,185 and $109,153 and $33,987 and $276,860, respectively, due to the change in fair value of its derivative instruments. (See Note 2 — Organization and Summary of Significant Accounting Policies — Fair Value Measurements, for the components of changes in derivative liabilities).

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	September 30,	September 30,
	For the Nine Months Ended	For the Year Ended
	December 31, 2011	March 31, 2011
(unaudited)
Expected dividend	—	—
Expected term (in years)	2.26 to 2.81	3.01 to 4.22
Risk free interest rate	0.36% to 0.81%	0.64% to 1.79%
Expected volatility	127% to 132%	128% to 189%

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

Note 7. Commitments and Contingencies

Lease Commitments

We lease two facilities, with approximately 12,000 square feet of corporate, research and development, and warehouse facilities, located in Lake Forest, California (“Lake Forest Facility”) and six executive offices located in San Diego, California (“San Diego Facility”). In June 2010, the Company entered into a third amendment to the Lake Forest Facility lease and extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at any time after December 31, 2012 and adjusted the base lease payments to a range over the life of the agreement of $7,010 per month to $8,911 per month, plus operating expenses. On April 11, 2011, the Company entered into an office service agreement for the San Diego Facility for a six-month period ending October 31, 2011. In October 2011, we extended the agreement through December 31, 2011. The office service agreement requires aggregate base lease payment of approximately $9,250.

On November 28, 2011, the Company entered into a lease agreement for 4,105 square feet of executive offices in San Diego for a thirty six month period ending December 31, 2014. Base lease payments range over the life of the agreement of $8,621 per month to $9,442 per month, plus operating expenses. The executive offices were moved to this new San Diego Facility in January 2012.

Total rental expense was approximately $67,000 and $217,000 and $43,000 and $121,000 for the three and nine months ended December 31, 2011 and 2010, respectively.

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

The Master Consulting and Engineering Services Agreement dated October 9, 2007, as amended on April 23, 2009 and November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC provides a framework for KLATU to provide services to CryoPort. The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. CryoPort can terminate the agreement upon 30 days notice. If CryoPort terminates the agreement, it has to pay KLATU a termination fee that will be no less than $2,000,000 plus two times the cost of work (as defined in the agreement) performed by KLATU under the agreement. Consulting fees for services provided by KLATU were $122,457 and $356,335, and $131,360 and $371,496 for the three and nine months ended December 31, 2011 and 2010, respectively.

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

The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement.

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

Common Stock

During April 2011, the Company issued 36,090 shares of common stock upon the cashless exercise of warrants at an average exercise price of $0.77 per share

During nine months ended December 31, 2011 the Company issued 742,380 shares of common stock upon the exercise of warrants at an exercise price of $0.77 per share for a total of $571,633 of cash proceeds.

Warrants and Options

During December 2011, the Company issued a warrant to purchase 155,844 shares of the Company’s common stock at an exercise price of $0.77 per share and a five year life to a consultant for services to be rendered over two years. The Company recognized $3,947 in expense related to this warrant for the three and nine months ended December 31, 2011.

During July 2011, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.20 per share and a five year life to a consultant for services to be rendered within one year. The Company recognized $0 and $8,297 in expense related to this warrant for the three and nine months ended December 31, 2011, respectively.

During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share and a five year life to a consultant for services to be rendered over three years. The Company recognized $280 and $689 in expense related to this warrant for the three and nine months ended December 31, 2011, respectively.

On March 7, 2011, the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share, in addition to a fee of $125,000. The fair value of this warrant was $302,769 as calculated using Black-Scholes and was recorded as an other current asset. For the three and nine months ended December 31, 2011, the Company recognized $75,693 and $227,078, respectively, in expense related to this warrant and is included in selling, general and administrative in the accompanying condensed consolidated statements of operations. As of December 31, 2011 and March 31, 2011 the remaining amount of $50,460 and $277,538, respectively, is included in other current assets in the accompanying condensed consolidated balance sheets.

On May 10, 2010, the Company issued warrants to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $1.89 per share and a five year life to a consultant for services rendered through June 2011. The warrants vested as to 20,000 shares of common stock upon issuance with a fair value of $36,090 and as to 20,000 shares of common stock upon attainment of certain deliverables and were valued accordingly at each interim reporting date until the deliverables were completed on June 8, 2011. Upon completion of the deliverable, the fair value was $12,937 which resulted in the Company reversing $6,666 in expense previously recorded. The Company recognized an aggregate of $1,492 and $43,989 in expense related to these warrants for the three and nine months ended December 31, 2010, respectively.

Stock-based Compensation Plan Descriptions

The Company maintains three stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has no shares available for future issuances as of December 31, 2011.

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of December 31, 2011, the Company has 4,741 shares available for future Awards under the 2009 Plan.

On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of December 31, 2011, the Company has 2,293,527 shares available for future Awards under the 2011 Plan.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.

Summary of Assumptions and Activity

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the nine months ended December 31, 2011 and 2010:

	September 30,	September 30,
	For the Nine Months Ended December 31, 2011	For the Nine Months Ended December 31, 2010
Stock options and warrants:
Expected term (in years)	5.91 to 7.44	3.50 to 6.48
Expected volatility	164% to 173%	142% to 179%
Risk free interest rate	1.15% to 2.87%	0.77% to 3.32%
Expected dividend	N/A	N/A

A summary of employee and director options and warrant activity for the nine month period ended December 31, 2011 is presented below:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	1,525,896	$2.65
Granted	450,000	1.27
Exercised	—	—
Forfeited	(20,408)	2.86

Outstanding at December 31, 2011	1,955,488	$2.33	$7.53	$24,591

Exercisable at December 31, 2011	1,248,613	$3.03	$6.62	$19,078

For the nine months ended December 31, 2011 and 2010, the following represents the Company’s weighted average fair value of options and warrants granted:

	September 30,	September 30,
Period Ended:	Granted	Weighted Average Fair Value of Options and Warrants
December 31, 2011	450,000	$1.24
December 31, 2010	1,296,832	$0.69

There were options to purchase 15,000 and 450,000 shares of common stock granted to employees and no warrants issued during the three and nine months ended December 31, 2011. There were no warrants and stock options granted to employees and directors during the three months ended December 31, 2010. There were options to purchase an aggregate of 1,296,832 shares of common stock were granted to employees and directors and no warrants issued during the nine months ended December 31, 2010. In connection with the options granted and the vesting of prior options and warrants issued, during the three and nine months ended December 31, 2011 and 2010, the Company recorded total charges of $77,521 and $294,636 and $50,379 and $347,326, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of December 31, 2011, there was $645,861 of total unrecognized compensation cost related to non-vested stock options and warrants which is expected to be recognized over a remaining weighted average vesting period of 2.55 years.

There were no exercises of options during the three and nine months ended December 31, 2011 and 2010.

Note 9. Subsequent Events

On February 17, 2012, the Company and certain institutional and accredited investors executed a definitive securities purchase agreement pursuant to which such investors subscribed to purchase an aggregate of 9,119,100 units at a purchase price of $0.55 per unit, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.69 per share, for aggregate gross proceeds of $5,015,506. The initial closing will occur on February 22, 2012, upon the release of gross proceeds of $3,737,565 from escrow, with the remaining gross proceeds anticipated to be released by February 24, 2012. The warrants are immediately exercisable and have a term of five years. The Company intends to use the net proceeds from the private placement for working capital purposes.

Craig-Hallum Capital Group LLC acted as the lead placement agent, and Emergent Financial Group, Inc. served as co-placement agent, in this transaction and will receive, in the aggregate, commissions of $432,410, plus reimbursement of out-of-pocket expenses not to exceed $40,000, and 239,055 warrants to purchase shares of the Company’s common stock at an initial exercise price of $0.69 per share.

In connection with the private placement, the Company is obligated to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued to the investors and the shares of common stock underlying the warrants issued to the investors within thirty (30) days following the close of the transaction (the “Filing Deadline”). In addition, the Company is obligated to have the registration statement declared effective by the SEC by (1) the earlier of (i) the date that is sixty (60) days after the date that the registration statement is actually filed or (ii) the date that is sixty (60) days after the Filing Deadline; or (2) in the event of a full review of the registration statement by the SEC, the earlier of (x) the date that is ninety (90) days after the date that the registration Statement is actually filed or (y) the date that is ninety (90) days after the Filing Deadline. In the event registration is delayed or is not declared effective within the foregoing time frames, the Company is required to make certain monthly payments, in cash or shares of common stock equal to 2% or 3% of initial investment, respectively.

Because the consummation of the above private placement would have triggered defaults under the Company’s currently outstanding convertible notes, the Company obtained a consent and waiver from the holders of the convertible notes (“Convertible Note Holders”) with respect to these defaults and their consent to the private placement. In consideration for such waiver and consent, the Company issued to the Convertible Note Holders warrants to purchase an aggregate of 280,000 shares of the Company’s common stock at an exercise price of $0.69 per share. The warrants have terms identical to the warrants issued to the investors in the private placement. In addition, the Company deposited an amount equal to $444,168 (representing the current outstanding principal balance of one of the Convertible Note Holders) into an escrow account that provides for disbursements to this Convertible Note Holder in accordance to the current schedule of payments for the outstanding convertible note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its’ wholly owned subsidiary CryoPort Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report , we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”, including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on June 27, 2011 and those reports filed) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of December 31, 2011 (unaudited) and the consolidated balance sheet as of March 31, 2011 (audited) and the related unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2011 and 2010, the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2011 and 2010 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2011 and 2010 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

General Overview

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

We offer our solution to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete prior to a company fully adopting the Cryoport Express solution.

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

We have incurred losses since inception and had an accumulated deficit of $58,259,616 through December 31, 2011.

Results of Operations

Three months ended December 31, 2011 compared to three months ended December 31, 2010:

Net revenues. Net revenues were $144,254 for the three months ended December 31, 2011, as compared to $99,569 for the three months ended December 31, 2010. The $44,685 or 44.9% increase is primarily driven by an increase in the number of customers utilizing our services compared to the same period in the prior year. The increase in revenue also overcame a decrease in revenue derived from one customer in the prior year (3% in the current period as compared to 17% in the same period in the prior year). One of this customer’s products was converted from a frozen shipping product to one that did not require frozen shipping.

Gross loss and cost of revenues. Gross loss for the three months ended December 31, 2011 was 139% of net revenues, or $200,448, as compared to 158% of net revenues, or $156,954, for the three months ended December 31, 2010. The increase in gross loss in absolute dollars is primarily due to increase in net revenues. Cost of revenues for the three months ended December 31, 2011 was 239% of net revenues, or $344,702, as compared to 258% of net revenues, or $256,523, for the three months ended December 31, 2010. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,740,324 for the three months ended December 31, 2011, as compared to $1,080,768 for the three months ended December 31, 2010. The $659,556 increase reflects the addition of twelve new employees (ten in the sales and marketing department), recruiting fees for these new hires, and consulting costs for promotional activities. The increase in headcount, in particular in the sales in marketing department, reflects the Company’s focus on promoting the use of its CryoPort Express® System and expanding its customer base through a direct inside and field sales team.

Research and development expenses. Research and development expenses were $120,702 for the three months ended December 31, 2011, as compared to $105,020 for the three months ended December 31, 2010. Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web-based customer service portal and the CryoPort Express® Shippers.

Interest expense. Interest expense was $78,974 for the three months ended December 31, 2011, as compared to $151,428 for the three months ended December 31, 2010. Interest expense for the three months ended December 31, 2011 included accrued interest on our related party notes payable of approximately $12,000, amortization of the debt discount of $42,000 and interest expense on our convertible debentures of $25,000. Interest expense for the three months ended December 31, 2010 included accrued interest on our related party notes payable of $14,114 and amortization of the debt discount of $135,271.

Interest income. Interest income was $698 for the three month period ended December 31, 2011 as compared to $3,547 for the three month period ended December 31, 2010. The decrease in interest income is primarily due to decrease in average cash balance during the current quarter.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $60,185 for the three months ended December 31, 2011, compared to a gain of $33,987 for the three months ended December 31, 2010. The gain of $60,185 for the three months ended December 31, 2011 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the three months ended December 31, 2011 increased by $622,929 to $2,079,565 or ($0.07) per share compared to a net loss of $1,456,636 or ($0.11) per share for the three months ended December 31, 2010.

Nine months ended December 31, 2011 compared to nine months ended December 31, 2010:

Net revenues. Net revenues were $378,718 for the nine months ended December 31, 2011, as compared to $375,438 for the nine months ended December 31, 2010. While the number of customers ordering during the period compared to the same period in the prior year increased by 79.3%, year-to-date revenues remained relatively flat compared to the same period in the prior year. The increase in revenue attributable to the increase in new customers was significantly offset by a decrease in revenue derived from one customer ( 3% in the current period as compared to 44% in the same period in the prior year), as one of this customer’s products no longer required the cryogenic shipping method during the current period.

Gross loss and cost of revenues. Gross loss for the nine months ended December 31, 2011 was 181% of net revenues, or $683,814, as compared to 174% of net revenues, or $653,837, for the nine months ended December 31, 2010. The increase in gross loss in absolute dollars is primarily due to increase in net revenues. Cost of revenues for the nine months ended December 31, 2011 was 281% of net revenues, or $1,062,532 as compared to 274% of net revenues, or $1,029,275, for the nine months ended December 31, 2010. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4,933,102 for the nine months ended December 31, 2011, as compared to $3,138,337 for the nine months ended December 31, 2010. The $1,794,765 increase reflects the addition of twelve new employees (ten in the sales and marketing department), recruiting fees for these new hires, and consulting costs for promotional activities. The increase in headcount, in particular in the sales, marketing and client services department, reflects the Company’s focus on promoting the use of its CryoPort Express® System and expanding its customer base through a direct inside and field sales team.

Research and development expenses. Research and development expenses were $346,637 for the nine months ended December 31, 2011, as compared to $341,655 for the nine months ended December 31, 2010. Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers.

Interest expense. Interest expense was $320,042 for the nine months ended December 31, 2011, as compared to $447,588 for the nine months ended December 31, 2010. Interest expense for the nine months ended December 31, 2011 included accrued interest on our related party notes payable of $36,582 amortization of the debt discount of $170,544, and interest expense on our convertible debentures of $110,248. Interest expense for the nine months ended December 31, 2010 included accrued interest on our related party notes payable of $43,712 and amortization of the debt discount of $385,752.

Interest income. Interest income was $12,513 for the nine month period ended December 31, 2011 as compared to $10,896 for the nine month period ended December 31, 2010. Current interest income included the impact of increased cash balances related to the funds received in connection with the February 2011 private placement offering.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $109,153 for the nine months ended December 31, 2011, compared to a gain of $276,860 for the nine months ended December 31, 2010. The gain of $109,153 for the nine months ended December 31, 2011 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the nine months ended December 31, 2011 increased by $1,868,268 to $6,163,529 or ($0.22) per share compared to a net loss of $4,295,261 or ($0.40) per share for the nine months ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash and cash equivalents of $2,796,089 and working capital of $846,356. As of March 31, 2011, the Company had cash and cash equivalents of $9,278,443 and working capital of $6,759,755. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through December 2011, we have received net proceeds of approximately $28.1 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

For the nine months ended December 31, 2011, we used $4,673,462 of cash for operations primarily as a result of the net loss of $6,163,529 including non-cash expenses of $527,981 for the fair value of stock options and warrants. Net operating losses increased as a result of an increase in headcount and overall commercial activity. Offsetting the cash impact of our net operating loss (excluding non-cash items) was a decrease in total other assets of $155,937 and an increase in accounts payable and accrued expenses of $338,475 due primarily to increased selling, general and administrative expenses.

Net cash used in investing activities totaled $369,070 during the nine months ended December 31, 2011, and was attributable to the purchase of property and equipment of $243,857 and the purchase of intangible assets of $125,213.

Net cash used in financing activities totaled $1,439,822 during the nine months ended December 31, 2011, and resulted primarily from payment of deferred financing costs of $158,270 and repayment of convertible debt of $1,776,628. This was partially offset by the gross proceeds from exercises of warrants of $571,633.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$648,853	$181,292	$414,095	$53,466	$—
Convertible Debentures (1)	830,568	830,568	—	—	—
Other Long-term Debt Obligations (2)	1,483,994	96,000	192,000	1,195,994	—

Total	$2,963,415	$1,107,860	$606,095	$1,249,460	$—

(1)

The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and have an outstanding principal balance of $830,568 as of December 31, 2011. As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

(2)

Represents unsecured indebtedness owed to four related parties, including former members of the board of directors, for capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of December 31, 2011, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity March 1, 2015.

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

A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure at as of December 31, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of December 31, 2011, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

During the quarter ended December 31, 2011, the Company issued 150,000 shares of common stock to two accredited investors upon their cash exercise of warrants issued in conjunction with a private placement financing completed during the previous fiscal year. We received an aggregate of $115,500 from the exercise of such warrants.

On December 5, 2011, the Company issued a warrant to purchase 155,844 shares of the Company’s common stock at an exercise price of $0.77 to a consultant for services to be rendered over two years. The Company recognized $3,947 in expense related to these warrants for the three and nine months ended December 31, 2011.

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

CryoPort, Inc.

Dated: February 21, 2012	By:	/s/ Larry G. Stambaugh
Larry G. Stambaugh, Chairman,
Chief Executive Officer

Dated: February 21, 2012	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer
(signed as both an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)