Form 10-K
period 2012-03-31
Cryoport, Inc.
filed 2012-06-27
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-34632

CRYOPORT, INC.

(Exact name of Registrant as specified in its charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20382 Barents Sea Circle, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 470-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	OTC Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates as of September 30, 2011 was $30,910,665 (1)

Number of shares of Common Stock outstanding as of June 19, 2012: 37,760,628

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2012.

(1)	Excludes 1,254,235 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of September 30, 2011.

CRYOPORT, INC.

Fiscal Year 2012 10-K Annual Report

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

Overview

We are a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the stable transportation temperature, of high value, temperature sensitive materials. We have developed cost effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below minus 150° Celsius. These dry vapor shippers and shipping system are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times typically achieved with dry ice.

Our value proposition comes from both providing stable temperatures during transportation with an environmentally friendly, long lasting shipper, and through our value added monitoring of transportation services that offer a simple hassle-free solution for our customers. These value-added services include an internet-based web portal that enables the customer to initiate scheduling, shipping and tracking of the progress and status of a shipment, and provides in-transit temperature and custody transfer monitoring services of the shipper. The CryoPort service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to our customers at their pickup and delivery locations.

Our principal focus has been the commercialization of our solution as well as further development of our CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies and specialty couriers, and our CryoPort Express® Shippers, dry vapor cryogenic shippers for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide stable storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary retention system is employed to ensure that liquid nitrogen is retained inside the vacuum container, even when placed upside-down or on its side, as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by non-hazardous cold nitrogen gas evolving from the liquid nitrogen entrapped within the retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures.

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

We entered into our first strategic relationship with a global courier on January 13, 2010 when we signed an agreement with Federal Express Corporation (“FedEx”) pursuant to which we lease to FedEx such number of our cryogenic shippers that FedEx, from time to time, orders for its customers. Under this agreement, FedEx has the right to, on a non-exclusive basis, promote market and sell transportation of our shippers and related value-added goods and services, such as our CryoPort® Portal and CryoPort Express® Smart Pak System. On January 24, 2011 we announced that FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. We have also integrated our web portal IT with FedEx’s IT to provide access to tracking and tracing scans during FedEx shipping. On September 2, 2010, we entered into an agreement with DHL Express (USA), Inc. (“DHL”) that gives DHL life science customers direct access to our web-based order entry and tracking portal to order the CryoPort Express® Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support our customers using the CryoPort Express® shipping solution. In connection with the agreement, we have integrated our proprietary web portal to DHL’s tracking and billing systems. DHL life science customers now have a seamless way of shipping their critical biological material worldwide. The IT integration with DHL was completed during our fourth quarter of fiscal year 2011.

Corporate History and Structure

We are a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to CryoPort, Inc. and acquired all of the issued and outstanding shares of common stock of CryoPort Systems, Inc., a California corporation, in exchange for 2,410,811 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). CryoPort Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains the operating company under CryoPort, Inc. Our principal executive offices are located 20382 Barents Sea Circle, Lake Forest, CA 92630. The telephone number of our principal executive offices is (619) 481-6800, and our main corporate website is www.cryoport.com. The information on, or that can be accessed through, our website is not part of this Annual Report.

Our Products and Pipeline

The CryoPort Express® System

The CryoPort Express® System consists of the CryoPort Express® Portal, which programmatically manages order entry and all aspects of shipping operations, CryoPort Express® Shippers, the CryoPort Express® Smart Pak data logger, and CryoPort Express® Analytics, which monitors shipment performance metrics and evaluates temperature-monitoring data collected by the data logger during shipment. The CryoPort Express® System is focused on improving the reliability of frozen shipping while reducing the customers’ overall operating costs. This is accomplished by providing a complete end-to-end solution for the transport and monitoring of frozen or cryogenically preserved biological or pharmaceutical materials shipped though overnight shipping companies and specialty couriers. Certain of the intellectual property underlying the CryoPort Express® System (other than that related to the CryoPort Express® Shippers, has been, and continues to be, developed under a contract with an outside software development company, with the underlying technology licensed to us for exclusive use in our field of use.

In addition, we provide a containment bag which is used in connection with the shipment of infectious or dangerous goods using the CryoPort Express® Shippers and other accessories used in the shipment of biological and pharmaceutical specimens.

CryoPort Express® Portal

The CryoPort Express® Portal is used by CryoPort, our customers and our business partners to automate the entry of orders, prepare customs documentation and to facilitate status and location monitoring of shipped orders while in transit It is used by CryoPort to manage shipping operations and to reduce administrative costs typically provisioned through manual labor relating to order-entry, order processing, preparation of shipping documents and back-office accounting. It is also used to support the high level of customer service expected by the industry. Certain features of the CryoPort Express® Portal reduce operating costs and facilitate the scaling of CryoPort’s business, but more importantly they offer significant value to the customer in terms of cost avoidance and risk mitigation. Examples of these features include automation of order entry, development of Key Performance Indicators (“KPI”) to support our efforts for continuous process improvements in our business, and programmatic exception monitoring to detect and sometimes anticipate delays in the shipping process, often before the customer or the shipping company becomes aware of them. In the future we will add rate and mode optimization and in-transit monitoring of temperature, location and state of health (discussed below), via wireless communications.

The CryoPort Express® Portal also serves as the communications nerve center for the management, collection and analysis of Smart Pak data collected from Smart Pak data loggers in the field. Data is converted into pre-designed reports containing valuable and often actionable information that becomes the quality control standard or “pedigree” of the shipment. This information can be utilized by CryoPort to provide valuable feedback to the customer relating to their shipments.

The CryPort Express® Portal was developed for shipments that are required to maintain specific temperatures, such as ambient (between 20 and 25°C), chilled (between 2 and 8°C) or frozen (minus 10°C or less) to ensure that the shipped specimen is not subject to degradation. Our current focus is on frozen shipments within the life sciences industry using the shippers described below.

The CryoPort Express® Shippers

Our CryoPort Express® Shippers are cryogenic dry vapor shippers capable of maintaining cryogenic temperatures of minus 150° Celsius or below for a period of 10 or more days. A dry cryogenic shipper is a device that uses liquid nitrogen contained inside a vacuum insulated bottle which serves as a refrigerant to provide stable storage temperatures below minus 150° Celsius. Our CryoPort Express® shippers are designed to ensure that there is no pressure build up as the liquid nitrogen evaporates or spillage of liquid nitrogen. We have developed a proprietary retention system to ensure that liquid nitrogen stays inside the vacuum container, which allows the shipper to be designated as a dry shipper meeting International Air Transport Association (“IATA”) requirements. Biological or pharmaceutical specimens are stored in a specimen chamber, referred to as a “well”, inside the container and refrigeration is provided by cold nitrogen gas evolving from the liquid nitrogen entrapped within the retention system. Specimens that may be transported using our cryogenic shipper include live cell pharmaceutical products such as cancer vaccines, diagnostic materials, semen and embryos, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures (e.g., temperatures below minus 150° Celsius).

We are currently offering two sizes of dry vapor shippers, the CryoPort Express® Standard Shipper with a storage capacity of up to 75 0.2ml vials and the CryoPort Express® High Volume Shipper which was introduced in January of 2012 with a capacity of up to 500 0.2ml vials. The CryoPort Express® Standard Shipper

The technology underlying the CryoPort Express® Shipper was developed by modifying and advancing technology from our first generation of reusable cryogenic dry shippers. While our CryoPort Express® Shippers share many of the characteristics and basic design details of our earlier shippers, we are manufacturing our CryoPort Express® Shippers from alternative, lower cost and lower weight materials, which reduces overall operating costs. We maintain ongoing development efforts related to our shippers which are principally focused on material properties, particularly those properties related to the low temperature requirement, the vacuum retention characteristics, such as the permeability of the materials, and lower cost and lower weight materials in an effort to meet the market needs for achieving a lower cost frozen and cryogenic shipping solution. Other advances additional to the development work on the cryogenic container include both an improved liquid nitrogen retention system and a secondary protective, spill proof packaging system. This secondary system, outer packaging has a low cost that lends itself to disposability, and it is made of recyclable materials. Further, it adds an additional liquid nitrogen retention capability to further assure compliance with IATA and ICAO regulations that prohibit egress of liquid nitrogen from the shipping package. IACO stands for the International Civil Aviation Organization, which is a United Nations organization that develops regulations for the safe transport of dangerous goods by air.

The CryoPort Express® Standard Shippers are lightweight, low-cost, re-usable dry vapor liquid nitrogen storage containers that we believe combine the best features of packaging, cryogenics and high vacuum technology. A CryoPort Express® Standard Shipper is composed of an aluminum metallic dewar flask, with a well for holding the biological material in the inner chamber. The dewar flask, or “thermos bottle,” is an example of a practical device in which the conduction, convection and radiation of heat are reduced as much as possible. The inner chamber of the shipper is surrounded by a high surface, low-density material which retains the liquid nitrogen in-situ by absorption, adsorption and surface tension. Absorption is defined as the taking up of matter in bulk by other matter, as in the dissolving of a gas by a liquid, whereas adsorption is the surface retention of solid, liquid or gas molecules, atoms or ions by a solid or liquid. This material absorbs liquid nitrogen several times faster than currently used materials, while providing the shipper with a hold time and capacity to transport biological materials safely and conveniently. The annular space between the inner and outer dewar chambers is evacuated to a very high vacuum (10-6 Torr). The specimen-holding chamber has a primary cap to enclose the specimens, and a removable and replaceable secondary cap to further enclose the specimen-holding container and to contain the liquid nitrogen. The entire dewar vessel is then wrapped in a plurality of insulating and cushioning materials and placed in a disposable outer packaging made of recyclable material. The CryoPort Express® Standard Shipper has a storage capacity of up to 75 0.2ml vials.

The CryoPort Express® High Volume Shipper

The CryoPort Express® High Volume Shipper also uses a dry vapor liquid nitrogen (LN2) technology to maintain below -150° C temperatures with a dynamic shipping endurance of 10 days. The High Volume dry shipper is based on the same dry vapor technology as CryoPort’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The High Volume dry shipper is reusable and recyclable, making it a highly sustainable and cost effective method of transporting life science materials. The CryoPort Express® High Volume Shipper has a storage capacity of up to 500 0.2ml vials.

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

The CryoPort Express® Smart Pak

Temperature monitoring is a high value feature from our customers’ perspective as it is an effective and reliable method to determine that the shipment materials were not damaged or degraded during shipment due to temperature fluctuations. Phase II of our Smart Pak System which is a self-contained automated data logger capable of recording the internal and external temperatures of samples shipped in our CryoPort Express® Shippers was launched in fiscal year 2010 and is currently used in every shipment.

Phase III of our Smart Pak System consists of developing and rolling out a smart chip with wireless connectivity to enable our customers to monitor a shipper’s location, specimen temperature and overall state of health via our web portal. A key feature of the Phase III product is automatic downloading of data which requires no customer intervention. We are currently developing the requirements for Phase III.

CryoPort Express® Analytics

Our continued development of the CryoPort Express® Portal is a strategic element of our business strategy and the CryoPort Express® Portal system has been designed to support planned future features with this thought in mind. Analytics is a term used by IT professionals to refer to performance benchmarks or Key Performance Indicators (KPI’s) that management utilizes to measure performance against desired standards. Examples include time-based metrics for order processing time and on-time deliveries by our shipping partners, as well as profiling shipping lanes to determine average transit times and predicting an exception if a shipment is taking longer than it should based on historical metrics. The analytical results are being utilized by CryoPort to render consultative customer services.

Biological Material Holders

We have also developed a patented containment bag which is used in connection with the shipment of infectious or dangerous goods using the CryoPort Express® Shippers. Up to five vials, watertight primary receptacles are placed onto aluminum holders and up to fifteen holders (75 vials) are placed into an absorbent pouch which is designed to absorb the entire contents of all the vials in the event of leakage. This pouch containing up to 75 vials is then placed in a watertight secondary packaging Tyvek bag capable of withstanding cryogenic temperatures, and then sealed. This bag is then placed into the well of the cryogenic shipper.

Other Product Candidates and Development Activities

We are continuing our research and development efforts which are expected to lead to the introduction of additional dry vapor shippers, including a smaller size unit constructed of lower cost materials and utilizing high volume manufacturing methods. We are also exploring the use of alternative phase change materials in place of liquid nitrogen in order to seek entry into the ambient temperature (between 20° and 25° Celsius) and chilled temperature (2° to 8° Celsius) shipping markets.

Government Regulation

The shipping of diagnostic specimens, infectious substances and dangerous goods, whether via air or ground, falls under the jurisdiction of many state, federal and international agencies. The quality of the containers, packaging materials and insulation that protect a specimen determine whether or not it will arrive in a usable condition. Many of the regulations for transporting dangerous goods in the United States are determined by international rules formulated under the auspices of the United Nations. For example, the ICAO is the United Nations organization that develops regulations (Technical Instructions) for the safe transport of dangerous goods by air. If shipment is by air, compliance with the rules established by IATA is required. IATA is a trade association made up of airlines and air cargo couriers that publishes annual editions of the IATA Dangerous Goods Regulations. These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices. Additionally, the CDC has regulations (published in the Code of Federal Regulations) for interstate shipping of specimens, and OSHA also addresses the safe handling of Class 6.2 Substances. Our CryoPort Express® Shippers meet Packing Instructions 602 and 650 and are certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the CryoPort Smart Pak data logger will likely be subject to regulation by Federal Aviation Administration (“FAA”), Federal Communications Commission (“FCC”), Food and Drug Administration (“FDA”), International Air Association (“IATA”) and possibly other agencies which may be difficult to determine on a global basis.

We are also subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Manufacturing and Raw Materials

Manufacturing. The component parts for our products are primarily manufactured at third party manufacturing facilities. We also have a warehouse at our facility in Lake Forest, California, where we are capable of manufacturing certain parts and fully assemble our products. Most of the components that we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, we have identified alternate qualified suppliers which we believe could replace existing suppliers. Should this occur, we believe that with our current level of dewars and production rate we have enough to cover a four to six week gap in maximum disruption of production. There are no specific agreements with any manufacturer nor are there any long term commitments to any manufacturer. We believe that most of the manufactures currently used by us could be replaced within a short period of time as none have a proprietary component or a substantial capital investment specific to our products.

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

The CryoPort Express® High Volume Shipper is purchased from a third party and modified using our proprietary technology and know-how.

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

Patents and Proprietary Rights

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We currently own three registered United States trademarks and three issued United States patents primarily covering various aspects of our products. In addition, we have filed a patent application for various aspects of our shipper and web-portal, which includes, in part, various aspects of our business model referred to as the CryoPort Express® System, and we intend to file additional patent applications to strengthen our intellectual property rights. The technology covered by the above indicated issued patents relates to matters specific to the use of liquid nitrogen dewars in connection with the shipment of biological materials. The concepts include those of disposability, package configuration details, liquid nitrogen retention systems, systems related to thermal performance, systems related to packaging integrity, and matters generally relevant to the containment of liquid nitrogen. Similarly, the trademarks mentioned relate to the cryogenic temperature shipping activity. Issued patents and trademarks currently owned by us include:

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Oct. 21, 2022
Patent	6,119,465	Sep. 19, 2000	Sep. 18, 2020
Patent	6,539,726	Apr. 1, 2003	Mar 31, 2023
Trademark	7,583,478,7	Oct. 8, 2002	N/A
Trademark	7,748,667,3	Feb. 3, 2009	N/A
Trademark	7,737,454,1	Mar. 17, 2009	N/A

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

We believe our patented cryogenic shippers make us well positioned to take advantage of the growing demand for effective and efficient international transport of temperature sensitive materials resulting from continued globalization. Of particular significance is the trend within the pharmaceutical and biotechnology industries toward globalization. We believe this presents a new and unique opportunity for pharmaceutical companies, particularly early or developmental stage companies, to conduct some of their clinical trials in foreign countries where the cost may be cheaper and/or because the foreign countries significantly larger population provides a larger pool of potential patients suffering from the indication that the drug candidate is being designed to treat. We also provide domestic shipping solutions in situations and regions where there is a high priority placed on maintaining the integrity of materials shipped at cryogenic temperatures and where we can be cost effective.

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

Transport of Infectious Materials and Dangerous Goods. The transport of infectious materials must be classified as such and must maintain strict adherence to regulations that protect public safety while maintaining the viability of the material being shipped. Some blood products are considered infective and must be treated as such. Pharmaceutical companies, private research laboratories and hospitals ship tissue cultures and microbiology specimens, which are also potentially infectious materials, between a variety of entities, including private and public health reference laboratories. Almost all specimens in this infectious materials category require either a refrigerated or a frozen environment. We believe our CryoPort Express® Shippers are ideally suited to meet the shipping requirements of this market.

Partly in response to the attack on the World Trade Center and the anthrax scare, government officials and health care professionals are focusing renewed attention on the possibility of attacks involving biological and chemical weapons such as anthrax, smallpox and sarin gas. Efforts expended on research and development to counteract biowarfare agents requires the frozen transport of these agents to and from facilities conducting the research and development. Vaccine research, including methods of vaccine delivery, also requires frozen transport. We believe our CryoPort Express® Shippers are ideally suited to this type of research and development.

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

Fertility Clinics and In Vitro Fertilization (“IVF”). Maintaining cryogenic temperatures during shipping and transfer of in vitro fertilization specimens like eggs, sperm, or embryos is critical for cell integrity in order to retain viability, stabilize the cells, and ensure reproducible results and successful IVF treatment. We estimate that artificial insemination procedures in the United States account for at least 50,000 doses of semen annually. Since relatively few sperm banks provide donor semen, frozen shipping is almost always involved. CryoPort anticipates that this market will continue to increase as this practice gains acceptance in new areas of the world.

In addition to the above markets, our longer-term plans include expanding into new markets including, the diagnostics, food, environmental, semiconductor and petroleum industries.

Sales and Marketing

We currently have two senior sales directors in the United States, one senior sales director in Europe, one inside sales representative and a senior director of marketing promoting the use of our CryoPort Express® System on a direct basis in addition to the sales and marketing efforts provided by our strategic partner FedEx. Given the global nature of our business, our sales and marketing initiatives cover the Americas, Europe and Asia. For the fiscal year ended March 31, 2012, net revenues from three major customers accounted for 31% of our total net revenues.

Our geographical revenues for the fiscal year ended March 31, 2012 were as follows:

USA	45.8%
Europe	30.8%
Asia	12.1%
Rest of World	11.3%

We recently entered into an agreement with FedEx and we plan to further expand our revenues and marketing efforts through the establishment of additional strategic relationships with global couriers and, subject to available financial resources, the hiring of additional sales and marketing personnel.

CryoPort Operations Centers

In addition to the services provided through our facility in Lake Forest, California, we have contracted with a third party to establish a European operations center in Leiden, the Netherlands in November 2011 to support the expansion of our CryoPort Express dry shipping solution in Europe. The European operations center provides warehousing, shipping, receiving, refurbishing and recycling services for our shipping containers. This approach is a cost-effective way to initiate operations in Europe and scale up as our business grows throughout that region. We also have a small operations center in New Delhi, India and established an operations center in Singapore for the Asia region during fiscal year 2012.

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

One problem faced by many companies operating in these specialized markets is the limited number of cryogenic shipping systems serving their needs, particularly in the areas of pharmaceutical companies conducting clinical trials. The currently adopted protocol and the most common method for packaging frozen transport in these industries is the use of solid state carbon dioxide (dry ice). Dry ice is used extensively in shipping to maintain a frozen state for a period of one to four days. Dry ice is used in the transport of many biological products, such as pharmaceuticals, laboratory specimens and certain infectious materials that do not require true cryogenic temperatures. The common approach to shipping these items via ground freight is to pack the product in a container, such as an expanded polystyrene (styrofoam) box or a molded polyurethane box, with a variable quantity of dry ice. The box is taped or strapped shut and shipped to its destination with freight charges based on its initial shipping weight. All dry ice shipping is considered dangerous goods shipping.

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

Some of the other disadvantages to using dry ice for shipping or transporting temperature sensitive products are as follows:

•	Availability of a dry ice source;

•	Handling and storage of the dry ice;

•	Cost of the dry ice;

•	Compliance with local, state and federal regulations relating to the storage and use of dry ice;

•	Dangerous goods shipping regulations;

•	Weight of containers when packed with dry ice;

•	Securing a shipping container with a high enough R-value (which is a measure of thermal resistance) to hold the dry ice and product for the required time period;

•	Securing a shipping container that meets the requirements of IATA, the DOT, the CDC, and other regulatory agencies; and

•	The emission of green house gases into the environment.

Due to the limitations of dry ice, shipment of specimens at true cryogenic temperatures is best accomplished using liquid nitrogen dry vapor shippers, or by shipping over actual liquid nitrogen. While such shippers provide solutions to the issues encountered when shipping with dry ice, they too are experiencing some criticisms by users or potential users. For example, the cost for these products typically can range from $650 to $3,000 per unit, which can substantially limit their use for the transport of many common biologics, particularly with respect to small quantities such as is the case with direct to the physician drug delivery. Because of the initial cost and limited production of these containers, they are designed to be reusable. However, the cost of returning these heavy containers can be significant, particularly in international markets, because most applications require only one-way shipping. We expect to provide a cost effective solution compared to dry ice. We believe we will provide an overall cost savings of 10% to 20% for international and specialty shipments compared to dry ice, while at the same time providing a higher level of support and related services.

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

Within our intended markets for our CryoPort Express® Shippers, there is limited known competition. We intend to become competitive by reason of our improved technology in our products and through the use of our service enabled business model. The CryoPort Express® System provides a simple and cost effective solution for the frozen or cryogenic transport of biological or pharmaceutical materials. This solution uses our innovative dewar and is supported by the CryoPort Express® Portal, our web-based order-entry system, which manages the scheduling and shipping of the CryoPort Express® Shippers. In addition, the traditional dry ice shippers and suppliers, such as MVE/Chart Industries, Taylor Wharton and Air Liquide, offer various models of dry vapor liquid nitrogen shippers that are not cost efficient for multi-use and multi-shipment purposes due to their significantly greater unit costs and unit weight (which may substantially increase the shipping cost). On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources and experience in research and development than we do. Factors that we believe give us a competitive advantage are attributable to our shipping container which allows our shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak- proofness” of our package which determines compliance with shipping regulations and the overall weight and volume of the package which determines shipping costs, and our business model represented by the merged integration of our shipper with CryoPort Express® Portal and Smart Pak datalogger into a seamless shipping, tracking and monitoring solution. Other companies that offer potentially competitive products include Industrial Insulation Systems, which offers cryogenic transport units and has partnered with Marathon Products Inc., a manufacturer and global supplier of wireless temperature data collecting devices used for documenting environmentally sensitive products through the cold chain and Kodiak Thermal Technologies, Inc. which offers, among other containers, a repeat use active-cool container that uses free piston stirling cycle technology. While not having their own shipping devices, BioStorage Technologies is potentially a competitive company through their management services offered for cold-chain logistics and long term biomaterial storage. Cryogena offers a single use disposable LN2 shipper with better performance than dry-ice, but it does not perform as well and is not as cost-effective as the CryoPort solution when all costs are considered. In addition, BioMatrica, Inc. is developing and offering technology that stabilizes biological samples and research materials at room temperature. They presently offer these technologies primarily to research and academic institutions, however, their technology may eventually enter the broader cold-chain market.

Research and Development

Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers. Further these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express® System. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2-8°C markets. Our research and development expenditures for the fiscal years ended March 31, 2012 and 2011 were $491,849 and $449,129, respectively.

Employees

As of June 19, 2012, we had nineteen full-time employees and three consultants.

Insurance

We currently maintain general liability insurance, with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation. Claims may be made against us that exceed these limits. In fiscal year 2012, we did not experience any claims against our professional liability insurance.

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

We also maintain product liability insurance with coverage in the amount of $1,000,000 per year.

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

We have incurred net losses in each fiscal year since we commenced operations. The following table represents net losses incurred for each of our last two fiscal years:

Net Loss
Fiscal Year Ended March 31, 2012	$7,832,928
Fiscal Year Ended March 31, 2011	$6,152,278

As of March 31, 2012, we had an accumulated deficit of $59,929,015. While we expect to continue to derive revenues from our current products and services, in order to achieve and sustain profitable operations, we must successfully commercialize and launch our CryoPort Express® System, significantly expand our market presence and increase revenues. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm to our March 31, 2012 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our cash and cash equivalent balance at March 31, 2012 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of June 19, 2012, we had cash and cash equivalents of $3,260,715. We have expended substantial funds on the research and development of our products and IT systems. As a result, we have historically experienced negative cash flows from operations and we expect to continue to experience negative cash flows from operations in the future. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund our future operations.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products (but not including any additional strategic relationships with global couriers), that our cash on hand, together with projected cash flows, will satisfy our operational and capital requirements at least through the fourth quarter of our fiscal year 2013. There are a number of uncertainties associated with our financial projections that could reduce or delay our future projected revenues and cash-inflows, including, but not limited to, our ability to increase our customer base and revenues, manage and leverage our relationship with FedEx and enter into strategic relationships with additional global couriers. If our projected revenues and cash-inflows are reduced or delayed, we may not have sufficient capital to operate through the fourth quarter of our fiscal year 2013 unless we raise more capital. Additionally, if we are unable to realize satisfactory revenue in the near future, we will be required to seek additional financing to continue our operations beyond that period. We will also require additional financing to expand into other markets and further develop and market our products. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. In addition, raising additional funding may be complicated by certain provisions in the securities purchase agreements and related transaction documents, as amended, entered into in connection with our prior convertible debenture financings. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Our agreements with FedEx and DHL may not result in a significant increase in our revenues or cashflow.

On January 13, 2010, we entered into an agreement with FedEx pursuant to which we lease to FedEx such number of our cryogenic shippers that FedEx shall, from time to time, order for its customers. FedEx has the right to on a non-exclusive basis, promote, market and sell transportation of our shippers and our related value-added goods and services, such as our web portal and CryoPort Express® Smart Pak System. Because our agreement with FedEx does not contain any requirement that FedEx lease a minimum number of shippers from us during the term of the agreement, we may not experience a significant increase in our revenues or cashflows as a result of this agreement. On September 2, 2010, we entered into an agreement with DHL that will give DHL life sciences customers direct access to our web-based order entry and tracking portal to order our CryoPort Express® Shippers and preferred DHL shipping rates. Although the agreement provides shipping discounts that may be used to support our customers using our CryoPort Express® shipping solution, DHL will not be promoting, marketing or selling transportation of our shippers or services, which may not lead to any increase in our revenues.

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

As of June 19, 2012, there were 37,760,628 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 41,104,926 shares of our common stock including shares to be issued upon conversion of the outstanding balance of our convertible debentures and upon the exercise of outstanding warrants and options or reserved for future issuance under our stock incentive plans, as further described in the following table:

Number of Shares of Common Stock Issuable or Reserved for Issuance
Common stock issuable upon conversion of the outstanding balance of our convertible debentures	19,522
Common stock issuable upon exercise of outstanding warrants	37,144,503
Common stock issuable upon exercise of outstanding options or reserved for future incentive awards under our stock incentive plans	3,940,901

Total	41,104,926

Of the total options and warrants outstanding as of June 19, 2012, options and warrants exercisable for an aggregate of 14,701 shares of common stock would be considered dilutive to the value of our stockholders’ interest in CryoPort because we would receive upon exercise of such options and warrants an amount per share that is less than the market price of our common stock on June 19, 2012.

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

If we are unable to retain a new chief executive officer in a timely manner, our business and operations could be adversely affected.

Our former chief executive officer, Larry Stambaugh, resigned on April 5, 2012. Presently the duties of the chief executive officer are being fulfilled by the members of our board of directors while our board of directors searches for a qualified replacement chief executive officer. In the event that our board of directors does not find a suitable replacement chief executive officer in a timely manner, the lack of a permanent full-time chief executive officer could have an adverse effect on business and operations and impair our ability to increase revenues.

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

The degree of acceptance of our CryoPort Express® Shippers and/or CryoPort Express® System, or any future product or services, by our current target markets, and any other markets to which we attempt to sell our products and services, and our profitability and growth will depend on a number of factors including, among others:

•	our shippers’ ability to perform and preserve the integrity of the materials shipped;

•	relative convenience and ease of use of our shipper and/or web portal;

•	availability of alternative products;

•	pricing and cost effectiveness;

•	effectiveness of our or our collaborators’ sales and marketing strategy; and

•	the adoption cycles of our targeted customers.

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

The product adoption cycle of our target customers tends to be very lengthy, which continues to adversely affect our ability to increase revenues.

We offer our solution primarily to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete prior to a company fully adopting the Cryoport Express solution. In addition, any such adoption may be on a gradual basis such that the customer progressively ramps up use of our Cryoport Express solution following adoption. The slow adoption process continues to adversely affect our ability to increase revenues.

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

Risks Relating to Our Current Financing Arrangements

Certain provisions in our existing financing agreements have and may continue to make it more difficult for us to raise capital.

In connection with our issuance of convertible debentures in October 2007 and May 2008, we executed securities purchase agreements pursuant to which such debentures were issued. Pursuant to such securities purchase agreements, for so long as the holders of the debentures own any securities of the Company acquired in connection with the securities purchase agreements (such as warrants issued in connection therewith), we may not enter into Variable Rate Transactions (as defined in the debentures) without the consent of the holders of the debentures. A Variable Rate Transaction includes transactions in which we issue or sell any equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of our common stock at a conversion, exercise or exchangeable rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of our common stock at any time after the initial issuance of such equity securities. This negative covenant, unless waived, has and may continue to make it more difficult to accomplish capital raising transactions.

Certain of our existing stockholders own and have the right to acquire a substantial number of shares of common stock.

As of June 19, 2012, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 9,799,261 shares of common stock (without regard to beneficial ownership limitations contained in certain warrants) assuming their exercise of all outstanding warrants, options and conversion of all convertible debt; or approximately 21.7% of our outstanding common stock. Of these shares of common stock, 3,377,768 shares, or approximately 8.3% of our common stock, will be beneficially owned by CNH Partners, LLC, 2,455,549 shares, or approximately 6.1% of our outstanding common stock, will be beneficially owned by Emergent Financial Group and 3,636,364, or approximately 9.2% of our outstanding common stock will be beneficially owned by James E. Flynn (each calculated without regard to the shares of common stock that may be acquired by the other upon the exercise of its warrants and conversion of debt). As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of CryoPort and may adversely affect the voting or other rights of other holders of our common stock.

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

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs through the fourth quarter of our fiscal year 2013. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities, or debt securities convertible into equity securities, could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

Our Articles of Incorporation allows our Board of Directors to issue up to 2,500,000 shares of “blank check” preferred stock.

Our Articles of Incorporation allows our Board of Directors to issue up to 2,500,000 shares of “blank check” preferred stock, without action by our stockholders. Such shares of preferred stock may be issued on terms determined by our Board of Directors, and may have rights, privileges and preferences superior to those of our common stock. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock. In addition the issuance of such shares of blank check preferred stock could have the effect of discouraging, delaying or preventing a change of control of our company.

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

Under California law, the corporation must take certain steps to be allowed to provide for greater indemnification of its officers and directors than is provided in the California Corporation Code. If we become subject to Section 2115(b), our ability to indemnify our officers and directors, to the extent permitted in our Articles of Incorporation, Bylaws and under Nevada law, may be limited by California law.

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

California law permits a corporation to provide “supermajority vote” provisions in its Articles of Incorporation, which would require specific actions to obtain greater than a majority of the votes, but not more than 66 2/ 3 percent. Nevada law does not permit supermajority vote provisions. If we become subject to Section 2115(b), it is possible that our stockholders would vote to amend our Articles of Incorporation and require a supermajority vote for us to take specific actions.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal controls over financial reporting. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to continue to incur significant expenses and to devote resources to continued Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal controls over financial reporting and to remediate any deficiencies in our internal controls. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Principal Executive Officer or Chief Financial Officer determine that our internal controls over financial reporting are not effective as defined under Section 404, we cannot predict how regulators will react or how the market price of our common stock will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

We do not own real property. We currently lease two facilities, with approximately 12,000 square feet of corporate, research and development, and warehouse facilities, located in Lake Forest, California (“Lake Forest Facility”) and approximately 4,100 square feet of corporate offices located in San Diego, California (“San Diego Facility”). In June 2010, the Company entered into a third amendment to the Lake Forest Facility lease and extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at any time after December 31, 2012. On November 28, 2011, the Company entered into a lease agreement for the corporate offices in San Diego for a thirty six month period ending December 31, 2014.

The Company currently makes base lease payments of approximately $16,000 per month, due at the beginning of each month. We believe that these facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Additional space may be required, however, as we expand our research and development, manufacturing and selling and marketing activities.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are at times subject to various legal proceedings and disputes, including product liability claims. We currently are not aware of any such legal proceedings or claim that we believe will have, individually or in the aggregate, a material adverse effect on our business, operating results or cash flows. It is our practice to accrue for open claims based on our historical experience and available insurance coverage.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

(a) Market Information. Presently, our common stock is quoted on the OTCQB, operated by the OTC Markets Group, Inc. under the symbol CYRX. On June 19, 2012, the last reported sale of our common stock was $0.58. The following table shows the high and low sales price of our common stock for the two fiscal years ended March 31, 2012 and 2011.

	Common Stock Sales Price
	High	Low
Fiscal Year 2012
Quarter Ended March 31, 2012	$0.90	$0.60
Quarter Ended December 31, 2011	$1.24	$0.65
Quarter Ended September 30, 2011	$1.73	$0.96
Quarter Ended June 30, 2011	$1.60	$0.85
Fiscal Year 2011
Quarter Ended March 31, 2011	$1.69	$0.51
Quarter Ended December 31, 2010	$0.95	$0.43
Quarter Ended September 30, 2010	$1.50	$0.66
Quarter Ended June 30, 2010	$2.20	$1.31

(b) Holders. As of June 19, 2012, the number of stockholders of record of the Company’s common stock was 202.

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

In February and March 2012, the Company conducted a private placement of units totaling 9,477,554 at a purchase price of $0.55 per unit (the “February 2012 Private Placement”) for total proceeds of $4,640,400, net of offering costs of $572,255. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.69 per share. Each warrant is fully exercisable six months from the date of issuance for a period of five years from the date of issuance. All units were purchased by accredited or institutional investors under three closings; first closing of 6,795,572 units on February 22, 2012, second closing of 2,032,937 units on February 28, 2012 and a third closing of 649,045 units on March 7, 2012.

Craig-Hallum Capital Group LLC acted as the lead placement agent, and Emergent Financial Group, Inc. and Maxim Group LLC served as co-placement agents in this transaction and received, in the aggregate, commissions of $450,245, plus reimbursement of out-of-pocket expenses of $43,530, and 248,375 warrants to purchase shares of the Company’s common stock at an exercise price of $0.69 per share. The warrants have terms identical to the warrants issued to the investors in the February 2012 Private Placement. The fair value of the warrants issued to the placement agents of $152,579 was based on Black-Scholes and was recorded to additional paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company also incurred $78,480 of issuance costs including legal, accounting and printer fees related to this transaction. The placement agent expenses and issuance costs have been offset against the proceeds of the financing.

Because the consummation of the February 2012 Private Placement would have triggered defaults under the Company’s October 2007 Debentures, prior to the initial close of the February 2012 Private Placement, the Company obtained a waiver from the holders of the October 2007 Debentures with respect to such defaults and their consent to the February 2012 Private Placement. In consideration for such waiver and consent, the Company, at the initial close, issued to the holders of the October 2007 Debentures warrants to purchase an aggregate of 280,000 shares of the Company’s common stock at an exercise price of $0.69 per share. The warrants have terms identical to the warrants issued to the investors in the February 2012 Private Placement. The fair value of the warrants issued to the convertible debenture holders of $156,999 was based on Black-Scholes and was recorded to additional paid-in capital and interest expense in the accompanying consolidated statement of operations.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended March 31, 2012. These selected financial summaries should be read in conjunction with the financial information contained for each of the two years in the period ended March 31, 2012, included in the consolidated financial statements and notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

Years Ended March 31,

(in thousands, except per share data)

	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Revenues	$556	$476	$118	$35	$84
Cost of revenues	1,392	1,303	718	546	386
Gross loss	(836)	(827)	(600)	(511)	(302)
Selling, general and administrative	6,106	4,321	3,313	2,387	2,551
Research and development	492	449	284	297	166
Total operating expenses	6,598	4,770	3,597	2,684	2,717
Loss from operations	(7,434)	(5,597)	(4,197)	(3,195)	(3.019)
Other (expense) income:
Interest income	12	16	8	32	50
Interest expense	(528)	(619)	(7,029)	(2,693)	(1,593)
Loss on sale of fixed assets	—	—	(9)	—	—
Loss on extinguishment of debt	—	—	—	(10,847)	—
Change in fair value of derivative liabilities	119	50	5,577	—	—
Net loss before income taxes	(7,831)	(6,150)	(5,650)	(16,703)	(4,562)
Income taxes	2	2	2	2	2
Net loss	$(7,833)	$(6,152)	$(5,652)	$(16,705)	$(4,564)
Net loss per common share, basic and diluted	$(0.27)	$(0.46)	$(1.13)	$(4.05)	$(1.16)
Weighted average shares used in computing net loss per common share, basic and diluted	28,975	13,302	5,011	4,124	3,943

As of March 31,

(in thousands)

	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents	$4,618	$9,278	$3,630	$250	$2,231
Working capital (deficit)	4,024	6,760	1,995	(3,693)	981
Total assets	6,214	11,031	4,777	1,573	3,461
Convertible notes, net	338	2,401	2,502	3,883	902
Other long-term obligations	1,375	1,423	1,478	1,601	1,711
Accumulated deficit	(59,929)	(52,096)	(45,944)	(30,634)	(13,929)
Total stockholders’ equity (deficit)	3,730	5,948	(915)	(4,776)	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

We are a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the stable transportation temperature, of high value, temperature sensitive materials. We have developed cost effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below minus 150° Celsius. These dry vapor shippers are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times with dry ice.

Our value proposition comes from providing both stable temperatures during transportation and an environmentally friendly, long lasting shipper, and through our value added monitoring of transportation services that offer a simple, hassle-free solution for our customers. These value-added services include an internet-based web portal that enables the customer to initiate scheduling, shipping and tracking of the progress and status of a shipment, and provides in-transit temperature and custody transfer monitoring services of the shipper. The CryoPort service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to our customers at their pick up location.

Our principal focus has been the commercialization of our solution as well as the further development of our CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies and specialty couriers, and our CryoPort Express® Shippers, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide stable storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary retention system is employed to ensure that liquid nitrogen is retained inside the vacuum container, even when placed upside-down or on its side, as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by non-hazardous cold nitrogen gas evolving from the liquid nitrogen entrapped within the retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures.

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

During our early years, our limited revenue was derived from the sale of our reusable product line. Our current business plan focuses on per- use leasing of the shipping container and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solution to life science companies moving pharmaceutical and biological samples in clinical trials and pharmaceutical distribution.

We have incurred losses since inception and had an accumulated deficit of $59,929,015 through March 31, 2012.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm to our March 31, 2012 and 2011 consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

There are significant uncertainties which may negatively affect our operations. These are principally related to (i) the expected ramp up of revenues of the new CryoPort Express® System, (ii) the absence of any commitment or firm orders from key customers in our target markets, (iii) the success in bringing additional products currently under development to market with our key customers, and (iv) risks associated with scaling company operations to meet demand. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited historical revenues for our reusable product, limited introductory revenues to date of the CryoPort Express® System and the lack of any purchase requirements in our existing distribution agreements, make it impossible to identify any trends in our business prospects.

We have not generated significant revenues from operations and have no assurance of any future revenues. We generated revenues from operations of $555,637, incurred a net loss of $7,832,928 and used cash of $6,780,134 in our operating activities during the year ended March 31, 2012. We had working capital of $4,024,120, and had cash and cash equivalents of $4,617,535 at March 31, 2012.

Currently management has projected that cash on hand, including the gross proceeds from our private placement in February and March 2012, will be sufficient to allow us to continue our operations into the fourth quarter of our fiscal year 2013 until more significant revenues can be generated or more funding can be secured. These matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations.

	Years Ended March 31,
	2012 (‘000)	2011 (‘000)	2010 (‘000)
Revenues	$556	$476	$118
Cost of revenues	1,392	1,303	718

Gross loss	(836)	(827)	(600)
Cost and expenses:
Selling, general and administrative	6,106	4,321	3,312
Research and development	492	449	285

Total cost and expenses	6,598	4,770	3,597

Loss from operations	(7,434)	(5,597)	(4,197)
Other income (expense):
Interest income	12	16	8
Interest expense	(528)	(619)	(7,029)
Loss on sale of property and equipment	—	—	(9)
Change in fair value of derivative liabilities	119	50	5,577

Total other expense, net	397	(553)	(1,453)

Loss before income taxes	(7,831)	(6,150)	(5,650)
Income taxes	2	2	2

Net loss	$(7,833)	$(6,152)	$(5,652)

Net loss available to common stockholders per common share:
Basic and diluted loss per common share	$(0.27)	$(0.46)	$(1.13)

Weighted average common shares outstanding:
Basic and diluted	28,974,843	13,301,769	5,011,057

Years ended March 31, 2012 and 2011:

Revenues. Revenues were $555,637 for the year ended March 31, 2012, as compared to $475,504 for the year ended March 31, 2011, representing an increase of 16.9%. The number of customers ordering during the year compared to the previous year increased by 145% due to the increase in sales force and resulting sales activities as well as an increase in one-time shipments related to in-vitro fertilization procedures in the international market. The increase in revenue attributable to the increase in new customers was significantly offset by a decrease in revenue derived from one customer (1% in fiscal year 2012 as compared to 36% in the prior year), as one of this customer’s products no longer required the cryogenic shipping method during the current period.

Gross loss and cost of revenues. Gross loss for the year ended March 31, 2012 was 151% of revenues, or $836,823, as compared to 174% of revenues, or $827,484, for the prior year. Cost of revenues for the year ended March 31, 2012 was 251% of revenues, or $1,392,460 as compared to 274% of revenues, or $1,302,988, for the prior year. The cost of revenues exceeded revenues due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6,106,006 for the year ended March 31, 2012, as compared to $4,320,461 for the prior year. The $1,785,545 increase reflects the addition of twelve new employees (ten in the sales and marketing department), recruiting fees for these new hires, and consulting costs for promotional activities. The increase in headcount, in particular in the sales, marketing and client services department, reflects the Company’s focus on promoting the use of its CryoPort Express® System and expanding its customer base through a direct inside and field sales team.

Research and development expenses. Research and development expenses were $491,849 for the year ended March 31, 2012, as compared to $449,129 for the prior year. Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web based customer service portal and the CryoPort Express® Shippers.

Interest expense. Interest expense was $527,753 for the year ended March 31, 2012, as compared to $618,765 for the prior year. Interest expense for the year ended March 31, 2012 included the value on warrants issued to convertible debt holders of $156,999, stated interest expense on the convertible debt of $122,824, amortization of the debt discount of $197,225, and accrued interest on our related party notes payable of $48,036. Interest expense for the prior year included amortization of the debt discount of $522,041, accrued interest on our related party notes payable of $57,156 and interest expense on our convertible debentures of $19,233.

Interest income. Interest income was $11,940 for the year ended March 31, 2012 as compared to $15,571 for the prior year.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $119,163 for the year ended March 31, 2012, compared to a gain of $49,590 for the prior year. The gain for the year ended March 31, 2012 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the year ended March 31, 2012 increased by $1,680,650 to $7,832,928 or ($0.27) per share compared to a net loss of $6,152,278 or ($0.46) per share for the prior year. The decrease of net loss per share compared to the prior year is a result of the increase in the weighted average common shares outstanding from 13.3 million to 29.0 million. This increase is primarily due to common stock issued in connection with the Company’s private placements in fiscal 2012.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash and cash equivalents of $4,617,535 and working capital of $4,024,120. As of March 31, 2011, the Company had cash and cash equivalents of $9,278,443 and working capital of $6,759,755. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through March 2012, we have received net proceeds of approximately $32.8 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

In February and March 2012, the Company conducted a private placement of units totaling 9,477,554 at a purchase price of $0.55 per unit (the “February 2012 Private Placement”) for total proceeds of $4,640,400, net of offering costs of $572,255. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.69 per share. Each warrant is fully exercisable six months from the date of issuance for a period of five years from the date of issuance.

For the year ended March 31, 2012, we used $6,780,134 of cash for operations primarily as a result of the net loss of $7,832,928 including non-cash expenses of $717,090 for the fair value of stock options and warrants. Net operating losses increased as a result of an increase in headcount and overall commercial activity.

Net cash used in investing activities totaled $388,061 during the year ended March 31, 2012, and was attributable to the purchase of property and equipment of $262,641 and the purchase of intangible assets of $125,420.

Net cash provided by financing activities totaled $2,507,287 during the year ended March 31, 2012, and resulted primarily from net proceeds received from the private placement completed during the fourth quarter of fiscal 2012 in the amount of $4,640,400 and cash exercises of warrants in the amount of $571,630. This was partially offset by the repayment of the convertible debentures in the amount of $2,273,028, the transfer of $251,368 into escrow in conjunction with the private placement representing the total future principal payments due to one of the convertible debenture holders and the payment of deferred financing costs of $158,270.

As discussed in Note 1 of the accompanying consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. As discussed above, the Company completed a private placement in March of 2012. The funds raised will be used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the CryoPort Express® Solution. Management has estimated that cash on hand as of March 31, 2012 and forecasted sales will be sufficient to allow the Company to continue its operations through the end of fiscal 2013. However, the Company’s management recognizes that the Company may need to obtain additional capital, if forecasted sales targets are not met. Management’s plans to extend the cash runway include a reduction in non-sales generating expenses and the use of third parties for services such as its recycling and refurbishment centers. This will provide for greater flexibility in aligning operational expenses with the sales ramp. Such plans also may include obtaining additional capital through equity and/or debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2012, and the effects such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$620	$187	$433	$—	$—
Convertible Debentures	347	347	—	—	—
Other Long-term Debt Obligations	1,471	96	1,375	—	—

Total	$2,438	$630	$1,808	$—	$—

Impact of Inflation. From time to time, CryoPort experiences price increases from third party manufacturers and these increases cannot always be passed on to CryoPort’s customers. While these price increases have not had a material impact on CryoPort’s historical operations or profitability in the past, they could affect revenues in the future.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Annual Report, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

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

Intangible Assets

Intangible assets comprise patents and trademarks and software development costs. The Company capitalizes costs of obtaining patents and trademarks which are amortized, using the straight-line method over their estimated useful life of five years. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants.

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

At March 31, 2012, there was $306,600 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2.35 years.

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

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method or netted against the gross proceeds received from equity financing.

Income Taxes

We account for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2012 and 2011, there were no unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rates. Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2012 and 2011, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended March 31, 2012. We are subject to taxation in the United States and various state jurisdictions. As of March 31, 2012, the Company is no longer subject to U.S. federal examinations for years before 2008 and for California franchise and income tax examinations before 2007. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

New Accounting Pronouncements

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between GAAP and IFRS. The updated guidance became effective for our fiscal 2012 year. The adoption of this guidance did not have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our revolving credit facility.

Based on our overall cash and cash equivalents interest rate exposure at March 31, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements included in this Report at pages F-3 through F-31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012. Based on this evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer and Principal Executive Officer

June 27, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2012 (the “2012 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2012 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2012.

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

See Exhibit Index

CRYOPORT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

CryoPort, Inc.

We have audited the accompanying consolidated balance sheets of CryoPort, Inc. (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CryoPort, Inc. at March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has had negative cash flows from operations since inception. Although the Company has working capital of $4,024,120 and cash & cash equivalents of $4,617,535 at March 31, 2012, management has estimated that cash on hand, which include proceeds from the offering received in the fourth quarter of fiscal 2012, will only be sufficient to allow the Company to continue its operations only into the fourth quarter of fiscal 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, Califomia

June 15, 2012

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,617,535	$9,278,443
Restricted cash	251,368	91,169
Accounts receivable, net of allowances of $5,500 in 2012 and $9,100 in 2011	146,124	55,794
Inventories	51,754	44,224
Other current assets	65,970	528,045

Total current assets	5,132,751	9,997,675
Property and equipment, net	682,021	669,580
Intangible assets, net	379,083	354,854
Deposits and other assets	19,744	9,358

Total assets	$6,213,599	$11,031,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$401,399	$506,887
Accrued compensation and related expenses	235,996	402,746
Current portion of convertible debentures payable and accrued interest, net of discount of $8,843 in 2012 and $197,226 in 2011, respectively	337,902	1,979,402
Line of credit and accrued interest	—	90,388
Current portion of related party notes payable	96,000	102,000
Derivative liabilities	37,334	156,497

Total current liabilities	1,108,631	3,237,920
Related party notes payable and accrued interest, net of current portion	1,375,448	1,423,412
Convertible debentures payable, net of current portion and discount of $0 in 2012 and $8,842 in 2011, respectively	—	421,726

Total liabilities	2,484,079	5,083,058

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 37,760,628 and 27,504,604 shares issued and outstanding at March 31, 2012 and 2011, respectively	37,761	27,505
Additional paid-in capital	63,620,774	58,016,991
Accumulated deficit	(59,929,015)	(52,096,087)

Total stockholders’ equity	3,729,520	5,948,409

Total liabilities and stockholders’ equity	$6,213,599	$11,031,467

See accompanying notes to consolidated financial statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011
Revenues	$555,637	$475,504
Cost of revenues	1,392,460	1,302,988

Gross loss	(836,823)	(827,484)

Operating expenses:
Selling, general and administrative	6,106,006	4,320,461
Research and development	491,849	449,129

Total operating expenses	6,597,855	4,769,590

Loss from operations	(7,434,678)	(5,597,074)

Other (expense) income:
Interest income	11,940	15,571
Interest expense	(527,753)	(618,765)
Change in fair value of derivative liabilities	119,163	49,590

Total other expense, net	(396,650)	(553,604)

Loss before provision for income taxes	(7,831,328)	(6,150,678)
Provision for income taxes	1,600	1,600

Net loss	$(7,832,928)	$(6,152,278)

Net loss per common share, basic and diluted	$(0.27)	$(0.46)

Basic and diluted weighted average common shares outstanding	28,974,843	13,301,769

See accompanying notes to consolidated financial statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at April 1, 2010	—	$—	8,136,640	$8,137	$45,021,097	$(45,943,809)	$(914,575)
Issuance of common stock for conversion of convertible debentures	—	—	66,666	67	199,933	—	200,000
Reclassification of derivative liability to additional paid-in capital	—	—	—	—	128,276	—	128,276
Reduction of accrued offering costs in connection with February 2010 financing	—	—	—	—	29,067	—	29,067
Issuance of common stock for services	—	—	13,636	14	23,985	—	23,999
Exercise of warrants and options for cash	—	—	279,094	279	212,924	—	213,203
Cashless exercise of warrants	—	—	114,061	114	(114)	—	—
Issuance of units in private placement offering, net of offering costs of $1,776,605	—	—	18,894,507	18,894	11,430,665	—	11,449,559
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	—	—	—	—	971,158	—	971,158
Net loss	—	—	—	—	—	(6,152,278)	(6,152,278)

Balance at March 31, 2011	—	—	27,504,604	27,505	58,016,991	(52,096,087)	5,948,409
Exercise of warrants for cash	—	—	742,380	742	570,888	—	571,630
Cashless exercise of warrants	—	—	36,090	36	(36)	—	—
Offering costs in connection with the February 2011 private placement offering	—	—	—	—	(36,543)	—	(36,543)
Estimated fair value of common stock warrants issued to convertible debenture holders	—	—	—	—	156,999	—	156,999
Issuance of units in private placement offering, net of offering costs of $572,255	—	—	9,477,554	9,478	4,630,922	—	4,640,400
Share-based compensation related to stock options and warrants issued to consultants, employees and directors	—	—	—	—	281,553	—	281,553
Net loss	—	—	—	—	—	(7,832,928)	(7,832,928)

Balance at March 31, 2012	—	$—	37,760,628	$37,761	$63,620,774	$(59,929,015)	$3,729,520

See accompanying notes to consolidated financial statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(7,832,928)	$(6,152,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343,029	245,477
Amortization of debt discount	197,225	522,041
Fair value of warrants issued to convertible debenture holders	156,999	—
Fair value of stock options and warrants issued to consultants, employees and directors	559,091	477,620
Change in fair value of derivative instruments	(119,163)	(49,590)
Loss on disposal of cryogenic shippers	8,362	6,517
Interest accrued on restricted cash	(274)	(765)
Changes in operating assets and liabilities:
Accounts receivable	(90,330)	25,242
Inventories	(7,530)	16,004
Other assets	174,151	(155,851)
Accounts payable and accrued expenses	(62,241)	(109,728)
Accrued compensation and related expenses	(166,750)	306,744
Accrued interest	60,225	57,156

Net cash used in operating activities	(6,780,134)	(4,811,411)

INVESTING ACTIVITIES
Purchases of intangible assets	(125,420)	(124,050)
Purchases of property and equipment	(262,641)	(341,400)

Net cash used in investing activities	(388,061)	(465,450)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cash paid for issuance costs	4,718,880	11,571,286
Repayment of convertible debentures payable	(2,273,028)	(423,372)
Repayment of deferred financing costs	(158,270)	(275,699)
Repayment of related party notes payable	(102,000)	(160,000)
Restricted cash – convertible debenture holder escrow account funds	(251,368)	—
Proceeds from release of restricted cash	91,443	—
Payment on line of credit	(90,000)	—
Proceeds from exercise of options and warrants	571,630	213,203

Net cash provided by financing activities	2,507,287	10,925,418

Net change in cash and cash equivalents	(4,660,908)	5,648,557
Cash and cash equivalents, beginning of year	9,278,443	3,629,886

Cash and cash equivalents, end of year	$4,617,535	$9,278,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	113,305	39,568

Income taxes	1,600	1,600

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs in connection with equity financing included in accounts payable	$78,480	$121,727

Settlement of accounts payable with shares of common stock	$—	$23,999

Reduction of accrued offering costs in connection with February 2010 financing	$—	$29,067

Conversion of debt to common stock	$—	$200,000

Cashless exercise of warrants and stock options	$36	$114

Fair value of options issued to employee in lieu of cash bonus	$—	$216,000

Reclassification of derivative liabilities to additional paid-in capital upon fixing conversion feature and warrant price	$—	$128,276

Estimated fair value of warrants issued to related party in connection with an advisory services agreement	$—	$302,769

Reclassification of property and equipment to inventories	$—	$60,228

See accompanying notes to consolidated financial statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

The Company

CryoPort, Inc. (the “Company” or “we”) is a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature of high value, temperature sensitive materials. The Company has developed cost-effective reusable cryogenic transport containers (referred to as a “shipper”) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below minus 150° Celsius. These dry vapor shippers are one of the first significant alternatives to using dry ice and achieve 10-plus day holding times compared to one to two day holding times with dry ice (assuming no re-icing during transit). The Company’s value proposition comes from both providing safe transportation and an environmentally friendly, long lasting shipper, and through its value-added services that offer a simple hassle-free solution for its customers. These value-added services include an internet-based web portal that enables the customer to conveniently initiate scheduling, shipping and tracking of the progress and status of a shipment, and provide in-transit temperature and custody transfer monitoring of the shipper. Our service also provides a fully ready charged shipper containing all freight bills, customs documents and regulatory paperwork for the entire journey of the shipper to its customers at their pick up location.

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

The Company entered into its first strategic relationship with the global courier Federal Express Corporation (“FedEx”) on January 13, 2010 pursuant to which the Company leases to FedEx such number of its cryogenic shippers that FedEx, from time to time, orders for FedEx’s customers. Under this agreement, FedEx has the right to and shall, on a non-exclusive basis, promote market and sell transportation of the Company’s shippers and its related value-added goods and services, such as its data logger, web portal and planned CryoPort Express® Smart Pak System. On January 24, 2011 we announced that FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. On September 2, 2010, the Company entered into an agreement with another global courier, DHL Express (USA), Inc. (“DHL”), that gives DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express® Dry Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express® shipping solution. In connection with the agreement, the Company has integrated its proprietary web portal to DHL’s tracking and billing systems to provide DHL life science customers with a seamless way of shipping their critical biological material worldwide. The IT integration with DHL was completed during the Company’s fourth quarter of fiscal year 2011.

We offer our solution to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete prior to a company fully adopting the Cryoport Express® solution.

Going Concern

The consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at March 31, 2012, we had an accumulated deficit of $(59,929,015), we had a net loss of $(7,832,928) and we used cash in operations of $(6,780,134) during the year ended March 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our CryoPort Express® solution. We believe that our working capital at March 31, 2012 of approximately $4.0 million, together with the revenues generated from our services, the continued focus on cost reductions of non-sales generating costs and the net proceeds from the recent private placement in fiscal 2012, are sufficient to sustain our planned operations into the fourth quarter of 2013; however, we cannot assure you of this and we may require additional debt or equity financing in the future to maintain operations.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our CryoPort Express® Solution as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp together with cost reduction measures will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully achieve significant sales increases or its cost reduction strategies, or to complete any other financing will adversely impact our ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, a line of credit, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at March 31, 2012 and 2011. The difference between the fair value and recorded values of the related party notes payable is not significant. The Company’s restricted cash is carried at amortized cost which approximates fair value at March 31, 2012 and 2011.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At March 31, 2012 and 2011, the Company had approximately $0 and $8,701,000 which exceeded the FDIC insurance limit, respectively, of cash balances, including restricted cash. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

In conjunction with the private placement in February 2012, the Company was required to deposit $444,168 into an escrow account representing the total future principal payments due to one the convertible debenture holders (see Note 8). At March 31, 2012, $251,368 remained in escrow and will be disbursed to the note holder during the first quarter of fiscal year 2013. Previously, the Company also invested cash in a one year restricted certificate of deposit bearing interest at 1% which serves as collateral for borrowings under a line of credit agreement (see Note 6). During 2012 the Company repaid the line of credit and the previously restricted cash balances were released to the Company. At March 31, 2011, the balance in the certificate of deposit was $91,169.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2012 and 2011 are net of reserves for doubtful accounts of approximately $5,500 and $9,100, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign revenues primarily in Europe, Japan, Canada, India and Australia. During fiscal years 2012 and 2011, the Company had foreign revenues of approximately $301,000 and $232,000, respectively, which constituted approximately 54% and 51% of total revenues, respectively.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At March 31, 2012, annual revenues from three customers accounted for 31% of our total revenues. At March 31, 2011 annual revenues from three customers accounted for 68% of our total revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.

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

Property and Equipment

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the container over a period of time. The Company retains the title to the containers and provides its customers the use of the container for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result, the Company classifies the containers as fixed assets for the per-use container program.

Property and equipment are recorded at cost. Cryogenic shippers, which comprise of 84% of the Company’s net property and equipment balance at March 31, 2012 and 2011 are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2012.

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

During the year ended March 31, 2012, the Company incurred $572,255 of offering costs in connection with the private placement that closed in February and March 2012, which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of March 31, 2012, offering costs of $78,480 related to the private placement were included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During the year ended March 31, 2011, the Company incurred $465,023 of offering costs in connection with the private placement that closed in August and October 2010 and $1,311,582 of offering costs from the private placement that closed in February 2011; both of which were charged to additional paid-in capital and netted against the proceeds received in the private placements. During the year ended March 31, 2012, the Company made payments of $158,270 for offering costs and financing fees related to the February 2011 private placement of which $121,727 is included in accounts payable and accrued expenses as of March 31, 2011 in the accompanying consolidated balance sheet.

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

Derivative Liabilities

Certain of the Company’s issued and outstanding common stock purchase warrants which have exercise price reset features are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model (“Black-Scholes”) (see Note 9).

Commitments and Contingencies

The Company is subject to routine claims and litigation incidental to our business. In the opinion of management, the resolution of such claims is not expected to have a material adverse effect on our operating results or financial position.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. The Company is a

subchapter “C” corporation and files a federal income tax return. The Company files state income tax returns in California.

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

ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. As of March 31, 2012 and 2011, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2012 and 2011, respectively and has not recognized interest and/or penalties in the consolidated statement of operations for the years ended March 31, 2012 and 2011. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2012, the Company is no longer subject to U.S. federal examinations for years before 2008 and for California franchise and income tax examinations for years before 2007. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Stock-based Compensation

The Company accounts for stock-based payments to employees and directors in accordance with stock-based payment accounting guidance which requires all stock-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized based upon their fair values. The fair value of stock-based awards is estimated at grant date using Black-Scholes and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at March 31, 2012 and 2011 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during years ended March 31, 2012 and 2011.

The Company uses Black-Scholes to estimate the fair value of stock-based awards. The determination of fair value using Black-Scholes is affected by its stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The Company’s stock-based compensation plans are discussed further in Note 11.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates (see Note 12).

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period with any convertible debt. For the years ended March 31, 2012 and 2011, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 34,128,000 and 16,089,000 for the years ended March 31, 2012 and 2011, respectively.

Segment Reporting

We currently operate in only one segment.

New Accounting Pronouncements

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for U.S. GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2013 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Note 2. Inventories

Inventories consist of the following:

	March 31, 2012	March 31, 2011
Raw materials	$32,559	$37,739
Finished goods	19,195	6,485

	$51,754	$44,224

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

Note 3. Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows:

	March 31,
	2012	2011
Cryogenic shippers	$882,471	$689,757
Furniture and fixtures	30,746	3,284
Machinery and equipment	377,919	355,303
Leasehold improvements	30,913	19,426

	1,322,049	1,067,770
Less accumulated depreciation and amortization	(640,028)	(398,190)

	$682,021	$669,580

The Company’s current business plan focuses on per-use leasing of shipping containers and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solutions.

Total depreciation and amortization expense related to property and equipment amounted to $241,838 and $164,316 for the years ended March 31, 2012 and 2011, respectively.

Note 4. Intangible Assets

Intangible assets are comprised of patents and trademarks and software developed for internal uses. The gross book values and accumulated amortization as of March 31, 2012 and 2011 were as follows:

	March 31,
	2012	2011
Patents and trademarks	$131,856	$91,354
Software development costs	564,049	479,131

	695,905	570,485
Less accumulated amortization	(316,822)	(215,631)

	$379,083	$354,854

Amortization expense for intangible assets for the years ended March 31, 2012 and 2011 was $101,191 and $81,161, respectively. All of the Company’s intangible assets are subject to amortization.

Years Ending March 31,	Patents and Trademarks	Software	Total Intangibles
2013	$16,634	$112,787	$129,421
2014	16,607	94,099	110,706
2015	15,560	46,236	61,796
2016	15,146	33,785	48,931
2017	15,146	13,083	28,229

	$79,093	$299,990	$379,083

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

The following table presents the Company’s warrants measured at fair value on a recurring basis as of March 31, 2012 and 2011 classified using the valuation hierarchy:

	Level 3 Carrying Value March 31, 2012	Level 3 Carrying Value March 31, 2011
Derivative Liabilities	$37,334	$156,497

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	2012	2011
Balance at April 1,	$156,497	$334,363
Change in fair value	(119,163)	(49,590)
Reclassification of warrants to additional paid-in capital	—	(128,276)

Balance at March 31,	$37,334	$156,497

Note 6. Line of Credit

During October 2010, the Company secured a one-year renewal of the line of credit (the “Line”) for $90,000 which was secured by a $90,000 certificate of deposit with a financial institution. On August 23, 2011 the Company paid the Line balance in full. The certificate of deposit was closed and the proceeds of $91,443 were recorded as cash and cash equivalents in September 2011. All borrowings under the Line bore variable interest based on either the prime rate plus 1.5% per annum or 5.0%, whichever was higher. The Company utilized the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® Dry Shipper. As of March 31, 2011, the outstanding balance of the Line was $90,388, including accrued interest of $388. No funds were drawn against the Line during the years ended March 31, 2012 and 2011. The Company recorded interest expense of $1,725 and $4,563 for the years ended March 31, 2012 and 2011, respectively, related to the Line.

Note 7. Related Party Transactions

Related Party Notes Payable

As of March 31, 2012 and 2011, the Company had aggregate principal balances of $747,500 and $849,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of March 31, 2012, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $48,036 and $57,156 for the years ended March 31, 2012 and 2011, respectively. Accrued interest related to these notes, which is included in related party notes payable in the accompanying consolidated balance sheets, amounted to $723,948 and $675,912 as of March 31, 2012 and 2011, respectively.

Scheduled maturities of related party notes payable, including accrued interest, as of March 31, 2012 are as follows:

Years Ending March 31:
2013	96,000
2014	96,000
2015	1,279,448

$1,471,448

Note Payable to Former Officer

In August 2006, Peter Berry, the Company’s former Chief Executive Officer, agreed to convert his deferred salaries to a long-term note payable. Under the terms of this note, the Company began to make monthly payments of $3,000 to Mr. Berry in January 2007. Interest of 6% per annum on the outstanding principal balance of the note began to accrue on January 1, 2008. The note and a portion of the accrued interest were paid in March 2010 and the remaining accrued interest of $11,996 was paid in full in August 2010. Interest expense related to this note was $11,996 for the year ended March 31, 2011.

Advisory Services Agreement with Former Officer

On March 7, 2011 the Company entered into a one-year Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advisory services including identifying and introducing customers, advising on sales and marketing plans and providing financial advice. Dr. Grossman is a former officer of the Company and is one of the four related parties to which CryoPort has an outstanding unsecured debt obligation. For these services, Dr. Grossman was paid a fee of $125,000, which was amortized over the term of the agreement, and issued a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share and vested upon issuance (see Note 12).

Consulting Agreement with Officer

On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll resigned the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary on June 27, 2011, effective immediately following the Company’s filing of its Form 10-K for the fiscal year ended March 31, 2011. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The

Gilson Group, LLC provides financial and accounting consulting services, including SEC and financial reporting, budgeting and forecasting to the Company. Related-party consulting fees for all services provided by The Gilson Group, LLC, were approximately $76,000 and $438,000 for the years ended March 31, 2012 and 2011, respectively.

Note 8. Convertible Debentures Payable

The Company’s convertible debenture principal balances are shown below:

	March 31, 2012	March 31, 2011
October 2007 Debentures	$334,168	$2,607,196
Debt discount	(8,843)	(206,068)

Total convertible debentures, net	$325,325	$2,401,128

Short-term:
Current portion of convertible debentures payable and accrued interest, net of discount of $8,843 in 2012 and $197,226 in 2011, respectively	$337,902	$1,979,402
Long-term:
Convertible debentures payable, net of current portion and discount of $0 in 2012 and $8,842 in 2011, respectively	—	421,726

Total convertible debentures, net	$337,902	$2,401,128

During the years ended March 31, 2012 and 2011, the Company recognized an aggregate of $197,225 and $522,041 in interest expense, respectively, due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible debentures. During the year ended March 31, 2012, the Company recorded interest expense of $122,825 related to the stated interest associated with the Debentures, of which $12,577 is included in accrued interest in the accompanying consolidated balance sheet.

October 2007 and May 2008 Debentures

The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and had an outstanding principal balance of $334,168 and $2,607,196 as of March 31, 2012 and 2011, respectively. In addition, in October 2007 and May 2008, the Company issued to these institutional investors warrants to purchase, as of March 31, 2012, an aggregate of 3,055,097 shares of the Company’s common stock (the “Debenture Warrants”). As collateral to secure our repayment obligations to the holders of the Debentures we have granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

The October 2007 Debentures are convertible into shares of the Company’s common stock at a price of $3.00 per and share bear interest at 8% per annum. The Company has been obligated to make principal or additional interest payments since March 1, 2011 with respect to the outstanding balances of the October 2007 Debentures. The Company is making monthly principal payments of $200,000 and quarterly interest payments. The October 2007 Debentures are scheduled to be fully repaid by June 2012.

As of March 31, 2011, the May 2008 Debentures were paid in full.

Because the consummation of the private placement in February 2012 would have triggered defaults under the Company’s October 2007 Debentures, prior to the initial close of the private placement, the Company obtained a waiver from the holders of the October 2007 Debentures with respect to such defaults and their consent to the private placement. In consideration for such waiver and consent, the Company, at the initial close, issued to the holders of the October 2007 Debentures warrants to purchase an aggregate of 280,000 shares of the Company’s common stock at an exercise price of $0.69 per share. The warrants have terms identical to the warrants issued to the investors in the private placement (see Note 10).

Note 9. Derivative Liabilities

In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock and embedded conversion features in convertible notes payable are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants and embedded conversion features were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of March 31, 2012 and 2011 the Company had derivative warrant liabilities of $37,334 and $156,497, respectively.

During the year ended March 31, 2011, it was determined that the anti-dilution provisions contained in the warrants issued in connection with the private placement debentures in fiscal year 2010 were no longer afforded treatment as a derivative liability due to the equity financing in February 2010, thus the Company reclassified the derivative liability of $128,276 to additional paid-in capital.

During the years ended March 31, 2012 and 2011, the Company issued an aggregate of 10,289 and 36,371 warrants to purchase shares of the Company’s common stock, respectively, pursuant to the anti-dilution provisions contained in the warrant agreements which were previously issued to various placement agents in lieu of cash fees. On August 20, 2010, in connection with the August 2010 private placement closing, the exercise price of the warrants was reduced from $3.30 per share to $3.20 per share and the Company issued an additional 4,073 warrants. On February 4, 2011, in connection with the February 2011 private placement, the exercise price of the warrants was reduced from $3.20 per share to $2.81 per share and the Company issued an additional 18,657 warrants. On February 14, 2011, in connection with the February 2011 private placement, the exercise price of the warrants was reduced from $2.81 per share to $2.58 per share and the Company issued an additional 13,641 warrants. On February 22, February 28, and March 7, 2012, in connection with the February 2012 private placement, the Company issued an additional 6,721, 2,843 and 725 warrants respectively, and the exercise price of the warrants was reduced from $2.58 per share to $2.48 per share, $2.48 per share to $2.44 per share and $2.44 per share to $2.43 per share, respectively. Since the exercise price of the warrants is subject to additional adjustment in the event the Company issues dilutive equity securities, as described in the original warrant agreements, the warrants are accounted for as derivative liabilities.

During the years ended March 31, 2012 and 2011, the Company recognized aggregate gains of $119,163 and $49,590, respectively, due to the change in fair value of its derivative instruments. See Note 5 for the components of changes in derivative liabilities. The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	March 31, 2012	March 31, 2011
Expected dividends	—	—
Expected term (in years)	2.01 – 2.81	3.01 – 4.22
Risk-free interest rate	0.33% – 0.81%	0.64% – 1.79%
Expected volatility	124% – 132%	128% – 189%

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

Note 10. Stockholders’ Equity

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

Common Stock

The Company’s authorized capital consists of 250,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2012 and 2011, 37,760,628 and 27,504,604 shares of common stock were issued and outstanding, respectively.

Fiscal Year 2011 Activity

In April 2010, the Company issued 13,636 shares of unrestricted common stock in lieu of fees paid to various consultants for services incurred in fiscal year 2010 pursuant to the Company’s Form S-8 filed on April 27, 2010. These shares were issued at a value of $1.76 per share for a total cost of $23,999 which was included in accounts payable and accrued expenses and selling, general and administrative expense as of and for the year ended March 31, 2010.

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

During the year ended March 31, 2011, the Company reclassified $128,276 of derivative liability related to the private placement warrants issued in fiscal year 2010 to additional paid-in capital (see Note 9).

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

During the year ended March 31, 2011, stock options to purchase 362,232 shares of the Company’s common stock were issued to the Company’s former Chief Executive Officer in lieu of a cash bonus of $216,000 for fiscal year 2010. As of and for the year ended March 31, 2010, this bonus was included in accrued compensation and related expenses and selling, general and administrative expenses.

Fiscal Year 2012 Activity

In February and March 2012, the Company conducted a private placement of units totaling 9,477,554 at a purchase price of $0.55 per unit (the “February 2012 Private Placement”) for total proceeds of $4,640,400, net of offering costs of $572,255. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.69 per share. Each warrant is fully exercisable six months from the date of issuance for a period of five years from the date of issuance. All units were purchased by accredited or institutional investors under three closings; first closing of 6,795,572 units on February 22, 2012, second closing of 2,032,937 units on February 28, 2012 and a third closing of 649,045 units on March 7, 2012.

Craig-Hallum Capital Group LLC acted as the lead placement agent, and Emergent Financial Group, Inc. and Maxim Group LLC served as co-placement agents in this transaction and received, in the aggregate, commissions of $450,245, plus reimbursement of out-of-pocket expenses of $43,530, and 248,375 warrants to purchase shares of the Company’s common stock at an exercise price of $0.69 per share. The warrants have terms identical to the warrants issued to the investors in the February 2012 Private Placement. The fair value of the warrants issued to the placement agents of $152,579 was based on Black-Scholes and was recorded to additional paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company also incurred $78,480 of issuance costs including legal, accounting and printer fees related to this transaction. The placement agent expenses and issuance costs have been offset against the proceeds of the financing.

Because the consummation of the February 2012 Private Placement would have triggered defaults under the Company’s October 2007 Debentures, prior to the initial close of the February 2012 Private Placement, the Company obtained a waiver from the holders of the October 2007 Debentures with respect to such defaults and their consent to the February 2012 Private Placement. In consideration for such waiver and consent, the Company, at the initial close, issued to the holders of the October 2007 Debentures warrants to purchase an aggregate of 280,000 shares of the Company’s common stock at an exercise price of $0.69 per share. The warrants have terms identical to the warrants issued to the investors in the February 2012 Private Placement. The fair value of the warrants issued to the convertible debenture holders of $156,999 was based on Black-Scholes and was recorded to additional paid-in capital and interest expense in the accompanying consolidated statement of operations.

During the year ended March 31, 2012, the Company received cash proceeds of $571,630 from the exercise of warrants to purchase 742,380 shares of the Company’s common stock at an average exercise price of $0.77 per share.

During the year ended March 31, 2012, the Company issued 36,090 shares of common stock upon the cashless exercise of a total of 85,714 warrants at an exercise price of $0.77 per share.

Warrants

A summary of the Company’s warrant activity (other than those warrants issued to the Company’s employees, officers, directors and related consultants presented in Note 11 below) and related information during the 2012 fiscal year follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2011	27,509,814	$1.27		$
Granted	10,184,562	$0.69
Exercised	(778,470)	$0.77			434,266
Forfeited	(49,624)	$0.77
Expired	(34,634)	$2.61

Outstanding at March 31, 2012	36,831,648	$1.12	3.92		$—

Exercisable	26,693,349	$1.29	3.54		$—

The following summary information reflects outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2012 and other related details:

	Warrants Outstanding
Year of Grant (as of March 31)	Exercise Price	Number Outstanding	Remaining Contractual Life (Years)
2008	$3.30 – $10.10	1,752,257	2.72
2009	$2.81 – $ 8.50	659,881	2.64
2010	$1.91 – $ 5.10	2,769,219	2.80
2011	$0.77 – $ 2.43	21,465,729	3.73
2012	$0.69 – $ 1.38	10,184,562	4.80

		36,831,648

Note 11. Stock Compensation Plan

Plan Descriptions

The Company maintains three stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 268,750 shares available for future issuances as of March 31, 2012.

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of March 31, 2012, the Company has 23,491 shares available for future Awards under the 2009 Plan.

On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of March 31, 2012, the Company has 2,293,527 shares available for future Awards under the 2011 Plan.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.

As of March 31, 2012, a total of 185,787, 1,162,873 and 6,473 shares of common stock were reserved for issuance upon exercise of outstanding stock options under the 2002, 2009 and 2011 Stock Plans, respectively, and a total of 312,855 shares of common stock were reserved for issuance upon exercise of outstanding warrants. A summary of the Company’s employee and director stock option and warrant activity and related information during the 2012 fiscal year follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at April 1, 2011	1,525,896	$2.65
Granted	450,000	$1.27
Exercised	—	$—
Canceled	(307,908)	$1.53

Outstanding and expected to vest at March 31, 2012	1,667,988	$2.48	6.99	$3,716

Exercisable at March 31, 2012	1,242,978	$3.03	6.36	$3,716

The following summary information reflects stock options and warrants outstanding, vesting and related details as of March 31, 2012:

		Stock Options and Warrants Outstanding
Year of Grant (as of March 31)	Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Vested and Exercisable
2003	$10.00	5,000	0.67	5,000
2004	$6.00	20,000	1.50	20,000
2005	$0.40 – $6.00	22,200	2.33	22,200
2007	$2.80 – $10.00	111,335	4.44	111,335
2008	$7.50 – $10.80	88,780	5.57	88,780
2009	$5.10 – $10.50	91,740	3.87	91,740
2010	$4.30 – $8.30	101,601	5.06	101,601
2011	$0.61 – $1.89	1,027,332	7.64	778,130
2012	$0.86 – $1.45	200,000	9.27	24,192

		1,667,988		1,242,978

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all stock-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. Black-Scholes requires the Company to make several key judgments including:

•

The expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the SEC released SAB 110, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options and warrants to calculate the expected option term.

•	Estimated volatility also reflects the historical volatility pattern of the Company’s share price.

•	The dividend yield is based on the Company’s historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•

Estimated forfeiture rate of 0% per year is based on the Company’s historical forfeiture activity of unvested stock options. The Company used the following assumptions for stock options and warrants granted during the years ended March 31, 2012 and 2011:

Years Ended March 31,
	2012	2011
Risk-free interest rate	1.15% – 2.87%	0.77% – 3.32%
Expected volatility	164% – 173%	142% – 179%
Expected life (in years)	5.91 – 7.44	3.50 – 6.48
Expected dividend yield	N/A	N/A

For the years ended March 31, 2012 and 2011, the weighted-average fair value of the Company’s stock option and warrant grants are as follows:

Grant Year	Granted	Weighted Average Fair Value of Options and Warrants
March 31, 2012	450,000	$1.24
March 31, 2011	1,296,832	$0.69

There were 450,000 stock options granted to employees and directors during the year ended March 31, 2012, and 1,296,832 stock options granted to employees and directors during the year ended March 31, 2011. In connection with the options granted and the vesting of prior options and warrants issued to employees and directors, during the years ended March 31, 2012 and 2011, the Company recorded total charges of $262,844 and $396,696, respectively, which have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of March 31, 2012, there was $306,600 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2.35 years.

There were no employee or director stock options and warrants exercised during the year ended March 31, 2012. The aggregate intrinsic value of stock options and warrants exercised during the year ended March 31, 2011 was $4,594.

Note 12. Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

During December 2011, the Company issued a warrant to purchase 155,844 shares of the Company’s common stock at an exercise price of $0.77 per share and a five year life to a consultant for services to be rendered over two years. The Company recognized $16,112 in expense related to this warrant for the year ended March 31, 2012.

During July 2011, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.20 per share and a five year life to a consultant for services to be rendered within one year. The Company recognized $8,297 in expense related to this warrant for the year ended March 31, 2012.

During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share and a five year life to a consultant for services to be rendered over three years. The Company recognized $966 in expense related to this warrant for the year ended March 31, 2012.

On March 7, 2011, the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share, in addition to a fee of $125,000. The fair value of this warrant was $302,769 as calculated using Black-Scholes and was recorded as an other current asset. For the years ended March 31, 2012 and 2011, the Company recognized $277,538 and $25,231, respectively, in expense related to this warrant and is included in selling, general and administrative in the accompanying consolidated statements of operations. As of March 31, 2012 and 2011 the remaining amount of $0 and $277,538, respectively, is included in other current assets in the accompanying consolidated balance sheets.

On May 10, 2010, the Company issued warrants to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $1.89 per share and a five year life to a consultant for services rendered through June 2011. The warrants vested as to 20,000 shares of common stock upon issuance with a fair value of $36,090 and as to 20,000 shares of common stock upon attainment of certain deliverables and were valued accordingly at each interim reporting date until the deliverables were completed on June 8, 2011. Upon completion of the deliverable, the fair value was $12,937 which resulted in the Company reversing $6,666 in expense previously recorded in fiscal 2011. The Company recognized an aggregate of $55,693 in expense related to these warrants for the year ended March 31, 2011 and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Note 13. Commitments and Contingencies

Lease Commitments

We currently lease two facilities, with approximately 11,900 square feet of corporate, research and development, and warehouse facilities, located in Lake Forest, California (“Lake Forest Facility”) and approximately 4,100 square feet of corporate facilities located in San Diego, California (“San Diego Facility”). In June 2010, the Company entered into a third amendment to the Lake Forest Facility lease and extended the lease for sixty months commencing July 1, 2010 with a right to cancel the lease with a minimum of 120 day written notice at any time after December 31, 2012 and adjusted the base lease payments to a range over the life of the agreement of $7,010 per month to $8,911 per month, plus operating expenses. On April 11, 2011, the Company entered into an office service agreement with Regis Management Group, LLC (Lessor) for six (6) executive offices in San Diego which the Company terminated effective December 31, 2011. Aggregate base lease payments for these offices were approximately $9,250 per month. On November 28, 2011, the Company entered into a lease agreement for the San Diego Facility for a thirty six month period ending December 31, 2014. Base lease payments range over the life of the agreement of $8,621 per month to $9,442 per month, plus operating expenses.

Total rental expense was approximately $235,000 and $170,000 for the years ended March 31, 2012 and 2011, respectively.

Future annual minimum payments under operating leases are as follows:

Years Ending March 31:
2013	$187,443
2014	212,949
2015	192,966
2016	26,733
2017	—

$620,091

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

The Master Consulting and Engineering Services Agreement dated October 9, 2007, as amended on April 23, 2009 and November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC provides a framework for KLATU to provide services to CryoPort. The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. CryoPort can terminate the agreement upon 30 days notice. If CryoPort terminates the agreement, it has to pay KLATU a termination fee that will not be less than $2,000,000 plus two times the cost of work (as defined in the agreement) performed by KLATU under the agreement. Consulting fees for services provided by KLATU were $494,408 and $464,458 for the years ended March 31, 2012 and 2011, respectively.

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

Note 14. Income Taxes

Significant components of the Company’s deferred tax assets as of March 31, 2012 and 2011 are shown below:

	2012	2011
Deferred tax asset:
Net operating loss carryforward	$11,536,000	$8,661,000
Research credits	32,000	28,000
Expenses recognized for granting of options and warrants	1,046,000	927,000
Accrued expenses and reserves	(25,000)	41,000
Valuation allowance	(12,589,000)	(9,657,000)

	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

	2012	2011
Computed tax benefit at federal statutory rate	$(2,662,000)	$(2,091,000)
State tax, net of federal benefit	(426,000)	(307,000)
Warrant MTM Adjustment	(41,000)	(17,000)
Interest Expense	163,000	203,000
Permanent items and other	35,600	4,422,600
Valuation allowance	2,932,000	(2,209,000)

	$1,600	$1,600

At March 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $29,044,000 and $28,452,000 which will begin to expire in 2020 and 2012, respectively, unless previously utilized. At March 31, 2012, the Company has federal and California research and development tax credits of approximately $16,000 and $15,000, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

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

Note 15. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended March 31, 2012. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
				unaudited
Revenues:	$177	$144	$111	$124	$100	$100	$124	$152

Cost of revenues	330	345	364	355	274	257	378	395

Gross loss	(153)	(201)	(253)	(231)	(174)	(157)	(254)	(243)

Research and development	145	121	125	101	107	105	115	122
Selling, general and administrative	1,173	1,740	1,564	1,628	1,182	1,081	1,114	943

Total operating expenses	1,318	1,861	1,689	1,729	1,289	1,186	1,229	1,065

Loss from operations	(1,471)	(2,062)	(1,942)	(1,960)	(1,463)	(1,343)	(1,483)	(1,308)
Other expense, net	(198)	(18)	(88)	(92)	(394)	(114)	(27)	(19)

Loss before income taxes	(1,669)	(2,080)	(2,030)	(2,052)	(1,857)	(1,457)	(1,510)	(1,327)
Income taxes	—	—	—	2	—	—	—	2

Net loss	$(1,669)	$(2,080)	$(2,030)	$(2,054)	$(1,857)	$(1,457)	$(1,510)	$(1,329)

Net loss per common share: Basic	(0.06)	(0.07)	(0.07)	(0.07)	(0.09)	(0.11)	(0.15)	(0.16)

Weighted average common shares outstanding:
Basic	32,014	28,247	27,967	27,690	21,346	13,565	10,269	8,146

Diluted	32,014	28,247	27,967	27,690	21,346	13,565	10,269	8,146

Note 16. Subsequent Events

Effective April 5, 2012, Larry G. Stambaugh resigned as the Chief Executive Officer and Chairman of the Board of the Company and as a member of the Company’s Board of Directors. The Company also entered into a Separation Agreement and General Release of All Claims (the “Release Agreement”) with Mr. Stambaugh on April 5, 2012, that governs the terms of his departure and that provided for a mutual release between the Company and Mr. Stambaugh and for the following:

• The Company to pay Mr. Stambaugh a severance amount equal to $180,000 in a lump sum within ten (10) days after receipt of the Release Agreement; and

•

The exercise period of the two stock options granted to Mr. Stambaugh on September 10, 2010, with exercise prices of $0.66 per share, was extended for a period of five (5) years from April 5, 2012 as to those underlying shares of common stock vested as of April 5, 2012, which amount to 362,232 and 210,000 shares of the Company’s common stock, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOPORT, INC.

Dated: June 27, 2012	By:	/S/ ROBERT STEFANOVICH
Robert Stefanovich
Chief Financial Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ STEPHEN E. WASSERMAN	Director	June 27, 2012
Stephen E. Wasserman

/S/ ROBERT S. STEFANOVICH	Chief Financial Officer (Principal Financial and	June 27, 2012
Robert S. Stefanovich	Accounting Officer) and Principal Executive Officer

/S/ ADAM M. MICHELIN	Director	June 27, 2012
Adam M. Michelin

/S/ KAREN M. MULLER	Director	June 27, 2012
Karen M. Muller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Corporate Charter for G.T.5-Limited issued by the State of Nevada on March 15, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.2	Articles of Incorporation for G.T.5-Limited filed with the State of Nevada in May 25, 1990. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.3	Amendment to Articles of Incorporation of G.T.5-Limited increasing the authorized shares of common stock from 5,000,000 to 100,000,000 shares of common stock filed with the State of Nevada on October 12, 2004. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4	Amendment to Articles of Incorporation changing the name of the corporation from G.T.5-Limited to CryoPort, Inc. filed with the State of Nevada on March 16, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.4.1	Amended and Restated Articles of Incorporation dated October 19, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K filed October 19, 2007.

3.4.2	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on November 2, 2009. Incorporated by reference to CryoPort’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

3.4.3	Certificate of Amendment to Amended and Restated Articles of Incorporation filed with the State of Nevada on February 3, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K filed on February 5, 2010.

3.5	Amended and Restated By-Laws of CryoPort, Inc. adopted by the Board of Directors on June 22, 2005 and amended by the Certificate of Amendment of Amended and Restated Bylaws of CryoPort, Inc. adopted by the Board of Directors on October 9, 2009. Incorporated by reference to CryoPort’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

3.6	Articles of Incorporation of CryoPort Systems, Inc. filed with the State of California on December 11, 2000, including Corporate Charter for CryoPort Systems, Inc. issued by the State of California on December 13, 2000. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.7	By-Laws of CryoPort Systems, Inc. adopted by the Board of Directors on December 11, 2000. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.8	CryoPort, Inc. Stock Certificate Specimen. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.9	Code of Conduct for CryoPort, Inc. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.10	Code of Ethics for Senior Officers of CryoPort, Inc. and subsidiaries. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.11	Statement of Policy on Insider Trading. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.12	CryoPort, Inc. Audit Committee Charter, under which the Audit Committee will operate, adopted by the Board of Directors on August 19, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.13	CryoPort Systems, Inc. 2002 Stock Incentive Plan adopted by the Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.14	Stock Option Agreement ISO—Specimen adopted by the Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.15	Stock Option Agreement NSO—Specimen adopted by Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

Exhibit No.	Description

3.16	Warrant Agreement—Specimen adopted by the Board of Directors on October 1, 2002. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

3.17	Patents and Trademarks. On File with CryoPort.

3.17.1	CryoPort Systems, Inc. Patent #6,467,642 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.2	CryoPort Systems, Inc. Patent #6,119,465 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.3	CryoPort Systems, Inc. Patent #6,539,726 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.4	CryoPort Systems, Inc. Trademark #7,583,478,7 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.5	CryoPort Systems, Inc. Trademark #7,586,797,8 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.6	CryoPort Systems, Inc. Trademark #7,748,667,3 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

3.17.7	CryoPort Systems, Inc. Trademark #7,737,454,1 information sheet and Assignment to CryoPort Systems, Inc. document. On File with CryoPort.

4.1	Form of Debenture—Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007.

4.1.1	Amendment to Convertible Debenture dated February 19, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated March 7, 2008 and referred to as Exhibit 10.1.10.

4.1.2	Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.

4.1.2.1	Annex to Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.1.

4.1.3	Amendment to Convertible Debenture dated August 29, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated August 29, 2008.

4.1.4	Amendment to Convertible Debenture effective January 27, 2009 and dated February 20, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 19, 2009.

4.1.5	Amendment to Debentures and Warrants with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated September 1, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated September 17, 2009.

4.1.6	Amendment to Debentures and Warrants, Agreement and Waiver with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated January 12, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated January 15, 2010.

4.1.7	Amendment Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated February 1, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 3, 2010.

4.1.8	Amended and Restated Amendment Agreements with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated February 19, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 26, 2010.

Exhibit No.	Description

4.1.9	First Amendment to Amended and Restated Amendment Agreements with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. dated February 23, 2010. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 26, 2010.

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007.

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008.

4.4	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008

4.5	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008

4.6	Form of Warrant and Warrant Certificate in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Amendment No. 5 to Form S-1/A Registration Statement dated February 9, 2010.

4.7	Form of Securities Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.8	Form of First Amendment to Security Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.9	Form of Securities Purchase Agreement (Continuation of the Placement) in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.10	Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.11	Form of Joinder to Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.12	Form of Securities Purchase Agreement in connection with the February 2011 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

4.13	Form of Registration Rights Agreement in connection with the February 2011 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

4.14	Form of Warrant in connection with the August to October 2010 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1/A dated April 22, 2011.

4.15	Form of Warrant in connection with the February 2011 private placement. Incorporated by reference to CryoPort’s Registration Statement on Form S-1/A dated April 22, 2011.

4.16	Form of Securities Purchase Agreement. Incorporated by reference to CryoPort’s Current Report of Form 8-K filed with the SEC on February 24, 2012.

4.17	Form of Registration Rights Agreement. Incorporated by reference to CryoPort’s Current Report of Form 8-K filed with the SEC on February 24, 2012.

4.18	Form of Warrant. Incorporated by reference to CryoPort’s Current Report of Form 8-K filed with the SEC on February 24, 2012.

10.1.1	Stock Exchange Agreement associated with the merger of G.T.5-Limited and CryoPort Systems, Inc. signed on March 15, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

Exhibit No.	Description

10.1.2	Commercial Promissory Note between CryoPort, Inc. and D. Petreccia executed on August 26, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Note between CryoPort, Inc. and J. Dell executed on September 1, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Note between CryoPort, Inc. and M. Grossman executed on August 25, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.5	Commercial Promissory Note between CryoPort, Inc. and P. Mullens executed on September 2, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.6	Commercial Promissory Note between CryoPort, Inc. and R. Takahashi executed on August 25, 2005. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.7	Exclusive and Representation Agreement between CryoPort Systems, Inc. and CryoPort Systems, Ltda. executed on August 9, 2001. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006 and referred to as Exhibit 10.1.8.

10.1.8	Secured Promissory Note and Loan Agreement between Ventana Group, LLC and CryoPort, Inc. dated May 12, 2006. Incorporated by reference to CryoPort’s Registration Statement on Form 10-SB/A4 dated February 23, 2006 and referred to as Exhibit 10.1.9.

10.2	Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated April 27, 2007 and referred to as Exhibit 10.3.

10.2.1	Corrected Business Alliance Agreement dated April 27, 2007, by CryoPort, Inc. and American Biologistics Company LLC. Incorporated by reference to CryoPort’s Current Report on Form 8-K/A dated May 2, 2007 and referred to as Exhibit 10.3.1.

10.3	Consultant Agreement dated April 18, 2007 between CryoPort, Inc. and Malone and Associates, LLC. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and referred to as Exhibit 10.4.

10.4	Lease Agreement dated June 26, 2007 between CryoPort, Inc. and Viking Investors—Barents Sea LLC. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and referred to as Exhibit 10.5.

10.4.1	Second Amendment To Lease: Renewal dated August 24, 2009, between CryoPort, Inc. and Viking Inventors-Barents Sea LLC. Incorporated by reference to CryoPort’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

10.5	Securities Purchase Agreement dated September 27, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.6.

10.6	Registration Rights Agreement dated September 27, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.7.

10.7	Security Agreement dated September 27, 2007. Incorporated by reference to CryoPort’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.8.

10.8	Sitelet Agreement between FedEx Corporate Services, Inc. and CryoPort Systems, Inc. dated January 23, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated February 1, 2008 and referred to as Exhibit 10.9.

10.9	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.10.

10.10	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.11.

10.11	Waiver dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.12.

Exhibit No.	Description

10.12	Security Agreement dated May 30, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.13.

10.13	Board of Directors Agreement between Larry G. Stambaugh and CryoPort, Inc. dated December 10, 2008. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated December 5, 2008 and referred to as Exhibit 10.15.

10.14	Rental Agreement with FedEx Corporate Services and CryoPort, Inc. dated May 15, 2009 (CryoPort has filed a Confidential Treatment Request under Rule 24b-5 of the Exchange Act, for parts of this document). Incorporated by reference to CryoPort’s Annual Report on Form 10-K for the year ended March 31, 2009 and referred to as Exhibit 10.16.

10.15	Settlement Agreement and Mutual Release with Dee Kelly and CryoPort, Inc. dated July 24, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated July 20, 2009 and referred to as Exhibit 10.14.

10.16	Consent, Waiver and Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and CryoPort Inc. and its subsidiary dated July 30, 2009. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated July 29, 2009 and referred to as Exhibit 10.15.

10.17	Employment Agreement with Larry G. Stambaugh and CryoPort, Inc. dated August 1, 2009. Incorporated by reference to CryoPort’s Current Report dated August 21, 2009 and referred to as Exhibit 10.19.

10.18	Letter Accepting Consulting Agreement dated October 1, 2007 with Carpe DM, Inc. and CryoPort, Inc. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.1.

10.19	Master Consulting and Engineering Services Agreement dated October 9, 2007 with KLATU Networks, LLC and CryoPort, Inc. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.2.

10.20	Investment Banker Termination Agreement dated April 6, 2009 with Bradley Woods & Co. Ltd., SEPA Capital Corp., Edward Fine, and CryoPort, Inc. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated April 13, 2009 and referred to as Exhibit 10.1.

10.21	Attorney-Client Retainer Agreement with Gary Curtis Cannon and CryoPort, Inc. dated December 1, 2007. Incorporated by reference to CryoPort, Inc.’s Registration Statement on Form S-8 dated June 11, 2009 and referred to as Exhibit 10.3.

10.22	CryoPort, Inc., 2009 Stock Incentive Plan. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated October 9, 2009 and referred to as Exhibit 10.21.

10.23	CryoPort, Inc., Form Incentive Stock Option Award Agreement under the CryoPort, Inc., 2009 Stock Incentive Plan. Incorporated by reference to CryoPort’s Current Report on Form 8-K dated October 9, 2009 and referred to as Exhibit 10.22.

10.24	Warrant issued to Rodman & Renshaw, LLC in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.25	Form of Non-Qualified Stock Option Award Agreement under the CryoPort, Inc. 2009 Stock Incentive Plan. Incorporated by reference to CryoPort’s Registration Statement on Form S-8 dated April 27, 2010.

10.26	Underwriting Agreement with Rodman & Renshaw, LLC and CryoPort in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.27	Letter of Engagement with Maxim Group, LLC and CryoPort dated as of June 16, 2010. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.28	Second Amendment to Engagement Agreement with Maxim Group, LLC. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

Exhibit No.	Description

10.29	Selling Agency Agreement for CryoPort, Inc. Stock and Warrants with Emergent Financial Group, Inc. and CryoPort dated as of July 27, 2010. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.30	Addendum to Selling Agency Agreement for CryoPort, Inc. Stock and Warrants with Emergent Financial Group, Inc. and CryoPort dated as of August 31, 2010. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.31	Agreement dated as of January 13, 2010, between CryoPort, Inc. and Federal Express Corporation. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.**

10.32	First Amendment to Master Consulting and Engineering Services Agreement dated as of April 23, 2009, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.33	Second Amendment to Master Consulting and Engineering Services Agreement dated as of November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.34	Selling Agency Agreement between CryoPort, Inc. and Emergent Financial Group, Inc. dated as of February 4, 2011. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

10.35	Consent to Appointment of Co-Agent Agreement between CryoPort, Inc. and Emergent Financial Group, Inc. dated as of February 10, 2011. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

10.36	Letter Agreement between CryoPort, Inc. and Maxim Group LLC dated February 11, 2011. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated April 1, 2011.

10.37	2011 Stock Incentive Plan. Incorporated by reference to Registrant’s Definitive Proxy Statement with respect to the 2011 Annual Meeting of Stockholders held on September 22, 2011, as filed with the SEC on August 15, 2011.

10.38	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.39	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.40	Engagement Letter dated January 25, 2012 between CryoPort, Inc. and Craig-Hallum Capital Group LLC. Incorporated by reference to Exhibit 10.40 to Registrant’s Registration Statement on Form S-1 dated March 23, 2012.

10.41	Amendment to Engagement Letter dated February 13, 2012 between CryoPort, Inc. and Craig-Hallum Capital Group LLC. Incorporated by reference to Exhibit 10.41 to Registrant’s Registration Statement on Form S-1 dated March 23, 2012.

10.42	Appointment of Co-Placement Agent dated February 7, 2012 between CryoPort, Inc. and Maxim Group LLC. Incorporated by reference to Exhibit 10.42 to Registrant’s Registration Statement on Form S-1 dated March 23, 2012.

10.43	Appointment of Co-Placement Agent dated February 8, 2012 between CryoPort, Inc. and Emergent Financial Group, Inc. Incorporated by reference to Exhibit 10.43 to Registrant’s Registration Statement on Form S-1 dated March 23, 2012.

10.44	Amendment to Appointment of Co-Placement Agent dated February 28, 2012 between CryoPort, Inc. and Emergent Financial Group, Inc. Incorporated by reference to Exhibit 10.44 to Registrant’s Registration Statement on Form S-1 dated March 23, 2012.

21	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm—KMJ Corbin & Company LLP.*

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Chief Financial Officer.*

32.1	Certification Pursuant to U.S.C. §1350 of Principal Executive Officer and Chief Financial Officer.*

101.INS***	XBRL Instance Document.*

101.SCH***	XBRL Taxonomy Extension Schema Document.*

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	Portions omitted pursuant to a request for confidential treatment filed separately with the Commission.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.