Form 10-Q
period 2012-06-30
Cryoport, Inc.
filed 2012-08-14
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of August 8, 2012 the Company had 37,760,628, shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRYOPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,971,567	$4,617,535
Restricted cash	—	251,368
Accounts receivable, net of allowances of $11,200 at June 30, 2012 and $5,500 at March 31, 2012	144,766	146,124
Inventories	47,506	51,754
Other current assets	37,585	65,970

Total current assets	3,201,424	5,132,751
Property and equipment, net	659,051	682,021
Intangible assets, net	350,895	379,083
Deposits and other assets	19,744	19,744

Total assets	$4,231,114	$6,213,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$353,813	$401,399
Accrued compensation and related expenses	128,211	235,996
Convertible debentures payable and accrued interest, net of discount of $0 at June 30, 2012 and $8,843 at March 31, 2012	—	337,902
Current portion of related party notes payable	96,000	96,000
Derivative liabilities	17,999	37,334

Total current liabilities	596,023	1,108,631
Related party notes payable and accrued interest, net of current portion	1,370,542	1,375,448

Total liabilities	1,966,565	2,484,079

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 37,760,628 shares issued and outstanding at June 30, 2012 and March 31, 2012	37,761	37,761
Additional paid-in capital	63,701,610	63,620,774
Accumulated deficit	(61,474,822)	(59,929,015)

Total stockholders’ equity	2,264,549	3,729,520

Total liabilities and stockholders’ equity	$4,231,114	$6,213,599

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,
	2012	2011
Net revenues	$191,299	$123,751
Cost of revenues	353,618	354,280

Gross loss	(162,319)	(230,529)

Operating expenses:
Selling, general and administrative	1,269,272	1,628,322
Research and development	108,952	101,230

Total operating expenses	1,378,224	1,729,552

Loss from operations	(1,540,543)	(1,960,081)

Other income (expense):
Interest income	—	6,855
Interest expense	(24,599)	(133,311)
Change in fair value of derivative liabilities	19,335	34,283

Total other expense, net	(5,264)	(92,173)

Loss before income taxes	(1,545,807)	(2,052,254)
Income taxes	—	1,600

Net loss	$(1,545,807)	$(2,053,854)

Net loss per common share, basic and diluted	$(0.04)	$(0.07)

Basic and diluted weighted average common shares outstanding	37,760,628	27,690,408

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended June 30,
	2012	2011
Operating Activities
Net loss	$(1,545,807)	$(2,053,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,029	78,891
Amortization of debt discount	8,843	70,372
Fair value of stock options and warrants issued to consultants, employees and directors	80,836	171,591
Change in fair value of derivative instruments	(19,335)	(34,283)
Interest accrued on restricted cash	—	(148)
Changes in operating assets and liabilities:
Accounts receivable	1,358	(20,151)
Inventories	4,248	(739)
Other current assets	28,385	64,448
Accounts payable and accrued expenses	30,894	35,998
Accrued compensation and related expenses	(107,785)	128,667
Accrued interest	(1,483)	12,581

Net cash used in operating activities	(1,424,817)	(1,546,627)

Investing Activities
Purchases of intangible assets	—	(25,337)
Purchases of property and equipment	(43,871)	(44,477)

Net cash used in investing activities	(43,871)	(69,814)

Financing Activities
Repayments of convertible debentures payable	(82,800)	(576,628)
Payment of financing costs	(78,480)	(130,770)
Proceeds from exercise of warrants	—	132,000
Repayments of related party notes payable	(16,000)	(30,000)

Net cash used in financing activities	(177,280)	(605,398)

Net change in cash and cash equivalents	(1,645,968)	(2,221,839)
Cash and cash equivalents, beginning of period	4,617,535	9,278,443

Cash and cash equivalents, end of period	$2,971,567	$7,056,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$12,577	$50,345

Income taxes	$—	$1,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Offering costs in connection with equity financing included in accounts payable	$—	$27,500

Cashless exercise of warrants	$—	$36

Release of restricted cash for repayment of convertible debentures payable	$251,368	$0

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended June 30, 2012 and 2011

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

Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

The Company’s principal focus has been the further development and commercial launch of the CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and its CryoPort Express® Dry Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well” inside the containers and refrigeration is provided by non-hazardous cold nitrogen gas evolving from the liquid nitrogen entrapped within the retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, and infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures (less than minus 150° Celsius).

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

We offer our solution to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete prior to a company fully adopting the Cryoport Express® shipping solution.

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at June 30, 2012, we had an accumulated deficit of $61,474,822, we had a net loss of $1,545,807 and we used cash in operations of $1,424,817 during the three months ended June 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our CryoPort Express® shipping solution. We believe that our working capital at June 30, 2012 of approximately $2.6 million, together with the revenues generated from our services, the continued focus on cost reductions of non-sales generating costs and the net proceeds from the recent private placement in fiscal 2012, are sufficient to sustain our planned operations into the fourth quarter of 2013; however, we cannot assure you of this and we may require additional debt or equity financing in the future to maintain operations.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our CryoPort Express® shipping solution as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp together with cost reduction measures will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully achieve significant sales increases or its cost reduction strategies, or to complete any other financing will adversely impact our ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at June 30, 2012 and March 31, 2012, respectively. The difference between the fair value and recorded values of the related party notes payable is not significant. The Company’s restricted cash is carried at amortized cost which approximates fair value at June 30, 2012.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At June 30, 2012 and March 31, 2012, the Company had no cash balances which exceeded the FDIC insurance limits. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

In conjunction with the private placement in February 2012, the Company was required to deposit $444,168 into an escrow account representing the total future principal payments due to one of the convertible debenture holders (see Note 5). At June 30, 2012 and March 31, 2012, $0 and $251,368 remained in escrow, respectively.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at June 30, 2012 and March 31, 2012 are net of reserves for doubtful accounts of approximately $11,200 and $5,500, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign net revenues primarily in Europe, Japan, and India during the three month periods ended June 30, 2012 and 2011, the Company had foreign sales of approximately $81,000 and $22,000, respectively, which constituted approximately 42% and 17%, respectively, of net revenues.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At June 30, 2012, net revenues for the three months ended June 30, 2012 from one customer accounted for 16% of our total net revenues. At June 30, 2011, net revenues for the three months ended June 30, 2011 from one customer accounted for 21% of our total net revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, which historically have not exceeded our estimates.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers that are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. At June 30, 2012 and March 31, 2012, the Company’s inventories consisted of $22,670 and $32,559 in raw materials, respectively, and $24,836 and $19,195 in finished goods, respectively.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise 85% of the Company’s net property and equipment balance at June 30, 2012, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Depreciation expense for property and equipment was $66,841 and $55,170 for the three months ended June 30, 2012 and 2011, respectively.

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

Amortization expense for intangible assets for the three months ended June 30, 2012 and 2011 was $28,188 and $23,721, respectively. All of the Company’s intangible assets are subject to amortization.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at June 30, 2012 or March 31, 2012.

Financing Costs

Financing costs represent costs incurred in connection with private equity financing. Financing from equity financings are netted against the gross proceeds received from the equity financings.

During the year ended March 31, 2012, the Company incurred $572,255 of offering costs in connection with the private placement that closed in February and March 2012, which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of March 31, 2012, offering costs of $78,480 related to the private placement were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet and were paid during the three months ended June 30, 2012.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at June 30, 2012 and March 31, 2012 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended June 30, 2012 and 2011.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three months ended June 30, 2012 and 2011, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 37,772,000, and 34,828,000 for the three month periods ended June 30, 2012 and 2011, respectively.

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

The following table presents the Company’s warrants measured at fair value on a recurring basis as of June 30, 2012 and March 31, 2012 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	June 30,	March 31,
	2012	2012
	(unaudited)
Derivative Liabilities	$17,999	$37,334

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs for the three months ended June 30, 2012 and 2011:

	Level 3	Level 3
	Carrying Value	Carrying Value
	2012	2011
Balance at March 31,	$37,334	$156,497
Change in fair value	(19,335)	(34,283)

Balance at June 30, (unaudited)	$17,999	$122,214

Note 3. Line of Credit

On October 19, 2010, the Company secured a one-year renewal of the line of credit (the “Line”) for a reduced amount of $90,000 which was secured by a $90,000 certificate of deposit with a financial institution. On August 25, 2011, the Company paid the entire balance in full and the line has been terminated. All borrowings under the revolving line of credit bore variable interest based on either the prime rate plus 1.5% per annum or 5.0%, whichever was higher. The Company utilized the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® Dry Shipper. During the three months ended June 30, 2011, the Company recorded interest expense of $1,138 related to the Line.

Note 4. Related Party Transactions

Related Party Notes Payable

As of June 30, 2012 and March 31, 2012, the Company had aggregate principal balances of $731,500 and $747,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of June 30, 2012, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $11,094 and $12,594 for the three months ended June 30, 2012 and 2011, respectively. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $735,042 and $723,948 as of June 30, 2012 and March 31, 2012, respectively.

Advisory Services Agreement with Former Officer

On March 7, 2011, the Company entered into a one-year advisory services agreement with Marc Grossman, M.D. to provide strategic business advisory services including identifying and introducing customers, advising on sales and marketing plans and providing financial advice. Dr. Grossman is a former officer of the Company and is one of the four related parties to which CryoPort has an outstanding unsecured debt obligation. For these services, Dr. Grossman was paid a fee of $125,000, which was amortized over the term of the agreement, and in addition, Dr. Grossman was issued a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share which was fully vested upon issuance (see Note 8 Equity—Warrants and Options).

Consulting Agreement with Officers

On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll resigned the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary on June 27, 2011, effective immediately following the Company’s filing of its Form 10-K for the fiscal year ended March 31, 2011. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provides financial and accounting consulting services, including SEC and financial reporting, budgeting and forecasting to the Company. Related-party consulting fees for all services provided by The Gilson Group, LLC, were approximately $76,000 for the three months ended June 30, 2011.

Note 5. Convertible Notes Payable

The Company’s convertible debenture balances are shown below:

	June 30,	March 31,
	2012	2012
	(unaudited)
October 2007 Debentures	$—	$334,168
Accrued interest	—	12,577
Debt discount	—	(8,843)

Total convertible debentures and accrued interest, net	$—	$337,902

The October 2007 Debentures was convertible into shares of the Company’s common stock at a price of $3.00 per share. The debentures bore interest at 8% per annum. The Company had been obligated to make principal or additional interest payments since March 1, 2011 with respect to the outstanding balances of the debentures. The Company made the monthly principal payments of $200,000 and quarterly interest payments. The debentures were repaid during the quarter ended June 2012.

During the three months ended June 30, 2012 and 2011, the Company recognized an aggregate of $8,843 and $70,372, in interest expense, respectively, due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible notes payable. During the three months ended June 30, 2012 and 2011, the Company recorded interest expense of $3,091 and $48,478, respectively, related to the stated interest associated with the convertible notes payable.

Note 6. Derivative Liabilities

In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants and embedded conversion features were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of June 30, 2012 and March 31, 2012 the Company had derivative warrant liabilities of $17,999 and $37,334, respectively.

During the three months ended June 30, 2012 and 2011, the Company recognized aggregate gains of $19,335 and $34,283, respectively, due to the change in fair value of its derivative instruments. (See Note 2 — Organization and Summary of Significant Accounting Policies — Fair Value Measurements, for the components of changes in derivative liabilities).

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	For the Three Months Ended	For the Year Ended
	June 30, 2012	March 31, 2012
(unaudited)
Expected dividend	—	—
Expected term (in years)	1.76 to 1.81	2.01 to 2.81
Risk free interest rate	0.33%	0.33% to 0.81%
Expected volatility	129% to 130%	124% to 132%

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

Total rental expense was approximately $58,000 and $77,000 for the three months ended June 30, 2012 and 2011, respectively.

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

The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $100,170 and $67,341, and for the three months ended June 30, 2012 and 2011, respectively.

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

Warrants and Options

During April 2012, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.50 per share and a two year life to a consultant for services rendered. The Company recognized $8,546 in expense related to this warrant for the three months ended June 30, 2012.

During December 2011, the Company issued a warrant to purchase 155,844 shares of the Company’s common stock at an exercise price of $0.77 per share and a five year life to a consultant for services to be rendered over two years. The service agreement was terminated in May 2012. The Company recognized $8,084 in expense related to this warrant for the three months ended June 30, 2012.

During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share and a five year life to a consultant for services to be rendered over three years. The Company recognized $277 and $237 in expense related to this warrant for the three months ended June 30, 2012 and 2011, respectively.

On March 7, 2011, the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share, in addition to a fee of $125,000. The fair value of this warrant was $302,769 as calculated using Black-Scholes and was recorded as an other current asset. The agreement ended in March 2012. For the three months ended June 30, 2011, the Company recognized $75,692, in expense related to this warrant and is included in selling, general and administrative in the accompanying condensed consolidated statements of operations.

Stock-based Compensation Plan Descriptions

The Company maintains three stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has 275,000 shares available for future issuances as of June 30, 2012.

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal

Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of June 30, 2012, the Company has 261,616 shares available for future Awards under the 2009 Plan.

On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of June 30, 2012, the Company has 1,678,733 shares available for future Awards under the 2011 Plan.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.

Summary of Assumptions and Activity

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, risk free interest rate, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the three months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011
Stock options and warrants:
Expected term (in years)	5.03 to 10.00	5.92 to 7.44
Expected volatility	124% to 159%	169% to 173%
Risk free interest rate	0.83% to 2.22%	2.20% to 2.87%
Expected dividend	N/A	N/A

A summary of employee and director options and warrant activity for the three month period ended June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,667,988	$2.48
Granted	614,794	0.51
Exercised	—	—
Forfeited	(244,375)	0.72

Outstanding at June 30, 2012	2,038,407	$2.10	7.48	$—

Exercisable at June 30, 2012	1,367,541	$2.80	6.45	$—

For the three months ended June 30, 2012 and 2011, the following represents the Company’s weighted average fair value of options granted:

Period Ended:	Granted	Weighted Average Fair Value of Options and Warrants
June 30, 2012	614,794	$0.47
June 30, 2011	400,000	$1.27

There were options to purchase 614,794 shares of common stock granted to employees and directors during the three months ended June 30, 2012. There were 400,000 stock options granted to employees and directors during the three months ended June 30, 2011. In connection with the options granted and the vesting of prior options and warrants issued, during the three months ended June 30, 2012 and 2011, the Company recorded total charges of $63,929 and $102,328, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of June 30, 2012, there was $366,087 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average vesting period of 3.67 years.

There were no exercises of options during the three months ended June 30, 2012 and 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “CryoPort”, “Company” and similar terms refer to CryoPort, Inc., and its’ wholly owned subsidiary CryoPort Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report , we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”, including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on June 27, 2012 and those reports filed) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2012 (unaudited) and the consolidated balance sheet as of March 31, 2012 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011, the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2012 and 2011 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2012 and 2011 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

General Overview

We are a provider of an innovative cold chain frozen shipping system dedicated to providing superior, affordable cryogenic shipping solutions that ensure the safety, status and temperature, of high value, temperature sensitive materials. We have developed cost effective reusable cryogenic transport containers (referred to as a shippers) capable of transporting biological, environmental and other temperature sensitive materials at temperatures below minus 150° Celsius. These dry vapor shippers are one of the first significant alternatives to dry ice shipping and achieve 10-plus day holding times compared to one to two day holding times with dry ice.

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

Our principal focus has been the further development and commercial launch of CryoPort Express® Portal, an innovative IT solution for shipping and tracking high-value specimens through overnight shipping companies, and our CryoPort Dry Express® Shipper, a dry vapor cryogenic shipper for the transport of biological and pharmaceutical materials. A dry vapor cryogenic shipper is a container that uses liquid nitrogen in dry vapor form, which is suspended inside a vacuum insulated bottle as a refrigerant, to provide storage temperatures below minus 150° Celsius. The dry vapor shipper is designed using innovative, proprietary, and patented technology which prevents spillage of liquid nitrogen and pressure build up as the liquid nitrogen evaporates. A proprietary foam retention system is employed to ensure that liquid nitrogen stays inside the vacuum container, even when placed upside-down or on its side, as is often the case when in the custody of a shipping company. Biological specimens are stored in a specimen chamber, referred to as a “well,” inside the container and refrigeration is provided by harmless cold nitrogen gas evolving from the liquid nitrogen entrapped within the foam retention system surrounding the well. Biological specimens transported using our cryogenic shipper can include clinical samples, diagnostics, live cell pharmaceutical products (such as cancer vaccines, semen and embryos, infectious substances) and other items that require and/or are protected through continuous exposure to frozen or cryogenic temperatures.

We offer our solution to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete prior to a company fully adopting the Cryoport Express® shipping solution.

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

We have incurred losses since inception and had an accumulated deficit of $61,474,822 through June 30, 2012.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011:

Net revenues. Net revenues were $191,299 for the three months ended June 30, 2012, as compared to $123,751 for the three months ended June 30, 2011. The $67,548 or 54.6% increase is primarily driven by an increase in the number of customers utilizing our services compared to the same period in the prior year.

Gross loss and cost of revenues. Gross loss for the three months ended June 30, 2012 was 85% of net revenues, or $162,319 as compared to 186% of net revenues, or $230,529, for the three months ended June 30, 2011. The decrease in gross loss in absolute dollars is primarily due to increase in net revenues. Cost of revenues for the three months ended June 30, 2012 was 185% of net revenues, or $353,618, as compared to 286% of net revenues, or $354,280, for the three months ended June 30, 2011. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,269,272 for the three months ended June 30, 2012, as compared to $1,628,322 for the three months ended June 30, 2011. The $359,050 decrease reflects the decrease in headcount, in particular in the sales in marketing department, and resignation of Chief Executive Officer in April 2012. Offsetting this decrease in a severance payment of $180,000 paid to Chief Executive Officer April 2012.

Research and development expenses. Research and development expenses were $108,952 for the three months ended June 30, 2012, as compared to $101,230 for the three months ended June 30, 2011. Our research and development efforts are focused on continually improving the features of the CryoPort Express® System including the web-based customer service portal and the CryoPort Express® Dry Shippers.

Interest expense. Interest expense was $24,599 for the three months ended June 30, 2012, as compared to $133,311 for the three months ended June 30, 2011. Interest expense for the three months ended June 30, 2012 included accrued interest on our related party notes payable of approximately $11,000, amortization of the debt discount of $9,000 and interest expense on our convertible debentures of $3,000. Interest expense for the three months ended June 30, 2011 included accrued interest on our related party notes payable of approximately $13,000, amortization of the debt discount of $70,000 and interest expense on our convertible debentures of $48,000.

Interest income. Interest income was $0 for the three month period ended June 30, 2012 as compared to $6,855 for the three month period ended June 30, 2011. The decrease in interest income is primarily due to decrease in average cash balance of interest bearing accounts during the current quarter.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $19,335 for the three months ended June 30, 2012, compared to a gain of $34,283 for the three months ended June 30, 2011. The gain for the three months ended June 30, 2012 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the three months ended June 30, 2012 decreased by $508,047 to $1,545,807 or $0.04 per share compared to a net loss of $2,053,854 or $0.07 per share for the three months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company had cash and cash equivalents of $2,971,567 and working capital of $2,605,401. As of March 31, 2012, the Company had cash and cash equivalents of $4,617,535 and working capital of $4,024,120. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through June 30, 2012, we have received net proceeds of approximately $32.8 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

For the three months ended June 30, 2012, we used $1,424,817 of cash for operations primarily as a result of the net loss of $1,545,807 including non-cash expenses of $80,836 for the fair value of stock options and warrants. Net operating losses decreased as a result of a decrease in headcount. Offsetting the cash impact of our net operating loss (excluding non-cash items) was a decrease in total other current assets of $28,385.

Net cash used in investing activities totaled $43,871 during the three months ended June 30, 2012, and was attributable to the purchase of property and equipment.

Net cash used in financing activities totaled $177,280 during the three months ended June 30, 2012, and resulted primarily from repayment of convertible debt of $82,800.

As discussed in Note 1 of the accompanying unaudited condensed consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company completed a private placement in March of 2012. The funds raised will be used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the CryoPort Express® Solution. Management has estimated that cash on hand as of June 30, 2012 and forecasted sales will be sufficient to allow the Company to continue its operations through the end of fiscal 2013. However, the Company’s management recognizes that the Company may need to obtain additional capital, if forecasted sales targets are not met. Management’s plans to extend the cash runway include a reduction in non-sales generating expenses and the use of third parties for services such as its recycling and refurbishment centers. This will provide for greater flexibility in aligning operational expenses with the sales ramp. Such plans also may include obtaining additional capital through equity and/or debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our revolving credit facility.

A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure at as of June 30, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of June 30, 2012, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.*

101.SCH**	XBRL Taxonomy Extension Schema Document.*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.*

*	Filed herewith
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.

Dated: August 14, 2012	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Principal Executive Officer and Chief Financial Officer
(signed as both an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)