Form 10-Q
period 2012-09-30
Cryoport, Inc.
filed 2012-11-09
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 2, 2012 the Company had 37,760,628, shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRYOPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,669,634	$4,617,535
Restricted cash	—	251,368
Accounts receivable, net of allowances of $12,300 at September 30, 2012 and $5,500 at March 31, 2012	170,368	146,124
Inventories	55,919	51,754
Other current assets	38,630	65,970

Total current assets	1,934,551	5,132,751
Property and equipment, net	562,873	682,021
Intangible assets, net	321,698	379,083
Deposits and other assets	19,744	19,744

Total assets	$2,838,866	$6,213,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$460,789	$401,399
Accrued compensation and related expenses	144,788	235,996
Convertible debentures payable and accrued interest, net of discount of $0 at September 30, 2012 and $8,843 at March 31, 2012	—	337,902
Current portion of related party notes payable	104,000	96,000
Derivative liabilities	3,510	37,334

Total current liabilities	713,087	1,108,631
Related party notes payable and accrued interest, net of current portion	1,349,286	1,375,448

Total liabilities	2,062,373	2,484,079

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 37,760,628 shares issued and outstanding at September 30, 2012 and March 31, 2012	37,761	37,761
Additional paid-in capital	63,766,258	63,620,774
Accumulated deficit	(63,027,526)	(59,929,015)

Total stockholders’ equity	776,493	3,729,520

Total liabilities and stockholders’ equity	$2,838,866	$6,213,599

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$233,597	$110,713	$424,896	$234,464
Cost of revenues	344,440	363,550	698,058	717,830

Gross loss	(110,843)	(252,837)	(273,162)	(483,366)

Operating expenses:
Selling, general and administrative	1,341,333	1,564,456	2,610,607	3,192,778
Research and development	101,656	124,705	210,607	225,935

Total operating expenses	1,442,989	1,689,161	2,821,214	3,418,713

Loss from operations	(1,553,832)	(1,941,998)	(3,094,376)	(3,902,079)
Other income (expense):
Interest income	—	4,960	—	11,815
Interest expense	(11,759)	(107,757)	(36,359)	(241,068)
Change in fair value of derivative liabilities	14,489	14,685	33,824	48,968

Total other income (expense), net	2,730	(88,112)	(2,535)	(180,285)

Loss before income taxes	(1,551,102)	(2,030,110)	(3,096,911)	(4,082,364)
Income taxes	1,600	—	1,600	1,600

Net loss	$(1,552,702)	$(2,030,110)	$(3,098,511)	$(4,083,964)

Net loss per common share, basic and diluted	$(0.04)	$(0.07)	$(0.08)	$(0.15)

Basic and diluted weighted average common shares outstanding	37,760,628	27,967,380	37,760,628	27,829,661

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended September 30,
	2012	2011
Operating Activities
Net loss	$(3,098,511)	$(4,083,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,931	162,051
Amortization of debt discount	8,843	127,930
Fair value of stock options and warrants issued to consultants, employees and directors	249,026	370,540
Change in fair value of derivative instruments	(33,824)	(48,968)
Loss on disposal of Cryogenic shippers	6,382	—
Interest accrued on restricted cash	—	(274)
Changes in operating assets and liabilities:
Accounts receivable	(24,244)	(55,593)
Inventories	(4,165)	1,545
Other current assets	27,340	125,341
Accounts payable and accrued expenses	78,300	178,750
Accrued compensation and related expenses	(91,208)	6,948
Accrued interest	9,261	24,380

Net cash used in operating activities	(2,655,869)	(3,191,314)

Investing Activities
Purchases of intangible assets	—	(79,547)
Purchases of property and equipment	(46,779)	(122,806)

Net cash used in investing activities	(46,779)	(202,353)

Financing Activities
Repayments of convertible debentures payable	(82,800)	(1,176,628)
Payment of deferred financing costs	(122,453)	(158,270)
Proceeds from exercise of warrants	—	456,133
Repayments of related party notes payable	(40,000)	(54,000)
Payment on line of credit	—	(90,000)
Proceeds from release of restricted cash	—	91,443

Net cash used in financing activities	(245,253)	(931,322)

Net change in cash and cash equivalents	(2,947,901)	(4,324,989)
Cash and cash equivalents, beginning of period	4,617,535	9,278,443

Cash and cash equivalents, end of period	$1,669,634	$4,953,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,676	$88,758

Income taxes	$1,600	$1,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Offering costs in connection with equity financing included in accounts payable	$59,569	$—

Cashless exercise of warrants	$—	$36

Release of restricted cash for repayment of convertible debentures payable	$251,368	$—

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Six Months Ended September 30, 2012 and 2011

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

Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Organization and Summary of Significant Accounting Policies

The Company

The Company provides comprehensive solutions for frozen cold chain logistics, primarily in the life science industries. Its solutions afford new and reliable alternatives to currently existing products and services utilized for bio-pharmaceuticals and biologics, including in-vitro fertilization, cell lines, vaccines, tissue and other commodities requiring a reliable frozen solution. Cryoport’s solutions can contribute to both the efficiency and effectiveness of clinical trials.

The Cryoport Express® Solution is centered on a web-based logistics platform branded as the CryoportalTM (formerly referred to as the CryoPort Express® Portal). The Cryoportal manages customer ordering, tracking, customs documentation, and communication through a single interface as well as enabling the monitoring of the shipment’s location and integrity throughout the entire shipping process. In addition, the Cryoportal provides an array of information dashboards and validation documentation for every shipment.

Integral to this solution are also the Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers) which are cost-effective and reusable cryogenic transport containers utilizing innovative liquid nitrogen (LN2) based technology. Cryoport Express Shippers are non-hazardous, IATA (International Air Transport Association) certified, and are validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solution provides a fully documented “chain-of-custody” and “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained. The Cryoport Express Solution can be used by customers, as a “turn-key” solution, through direct access to the cloud-based Cryoportal, or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care Team. Cryoport also provides complete training and process management services to support each customer’s requirements.

The Cryoport Express® Solution has been the Company’s principal focus for development and commercialization. In addition, during the first half of fiscal year 2013, the Company expanded its service offering to address specific market needs in the life science industry. The primary Cryoport service offerings are now as follows:

•	Cryoport Express® Solution

The fully outsourced turn-key logistics solution described above.

•	Customer-Staged Solution

Cryoport ships multiple Cryoport Express Shippers to the Customer (uncharged and in bulk) enabling the Customer to charge the shippers at their facility, process its orders through the Cryoportal and then return the shippers to Cryoport after each shipment for cleaning, testing and refurbishing. Cryoport provides the 24/7/365 logistics services utilizing its Cryoportal logistics platform.

•	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express Shipper(s) to the Customer enabling the customer to utilize their internal expertise and manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

•	Customer Integrated Logistics

The Cryoport Logistics Team provides the full capability of the Cryoportal to provide complete logistics services while enabling the customer to utilize their own packaging solutions.

•	Distribution Partnerships

Partnership arrangements with freight forwarder, integrators, and other logistics providers to be a part of their solution.

On January 24, 2011, the Company announced that, in conjunction with the Company, FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. From March through September 2012, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s healthcare customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, the Company has developed a FedEx branded portal, powered by the Cryoportal, which will be used by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

The Company continues its agreement with another global courier, DHL Express (USA), Inc. (“DHL”) that gives DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express® Dry Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express® shipping solution. In connection with the agreement, the Company has integrated its proprietary web portal to DHL’s tracking and billing systems to provide DHL life science customers with a seamless way of shipping their critical biological material worldwide.

We offer our solution to companies in the life science industries and are targeting specific verticals including biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations and research institutions. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take six to eighteen months or longer to complete prior to a potential customer adopting the Cryoport Express® shipping solution.

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at September 30, 2012, we had an accumulated deficit of $63,027,526, we had a net loss of $3,098,511 and we used cash in operations of $2,655,869 during the six months ended September 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® shipping solution and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our working capital at September 30, 2012 of approximately $1.2 million, together with the revenues generated from our services and the continued focus on cost reductions of non-sales generating costs will be sufficient to sustain our planned operations into the fourth quarter of fiscal year 2013; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. We are currently exploring funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® shipping solution as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp together with cost reduction measures will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully achieve significant sales increases or its cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern. To address this issue, the Company has instituted a cost containment program and will be seeking additional capitalization to properly fund its efforts to become a self-sustaining financially viable entity.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable and accrued interest, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at September 30, 2012 and March 31, 2012, due to their short term nature. The difference between the fair value and recorded values of the related party notes payable and accrued interest is not significant. The Company’s restricted cash is carried at amortized cost which approximates fair value at March 31, 2012.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At September 30, 2012 and March 31, 2012, the Company had no cash balances which exceeded the FDIC insurance limits. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

In conjunction with the private placement in February 2012, the Company was required to deposit $444,168 into an escrow account representing the total future principal payments due to one of the convertible debenture holders (see Note 5). At September 30, 2012 and March 31, 2012, $0 and $251,368 remained in escrow, respectively.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at September 30, 2012 and March 31, 2012 are net of reserves for doubtful accounts of approximately $12,300 and $5,500, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign net revenues primarily in Europe, Japan, and India. During the three month periods ended September 30, 2012 and 2011, the Company had foreign sales of approximately $98,000 and $61,000, respectively, which constituted approximately 42% and 55%, respectively, of net revenues. During the six month periods ended September 30, 2012 and 2011, the Company had foreign sales of approximately $179,000 and $121,000, respectively, which constituted approximately 42% and 51%, respectively, of net revenues.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At September 30, 2012, net revenues for the six months ended September 30, 2012 from one customer accounted for 11%, of our total net revenues. No customers accounted for more than 10% of revenues during the three months ended September 30, 2012. At September 30, 2011, net revenues for the three and six months ended September 30, 2011 from two major customers accounted for 31%, of our total net revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, which historically have not exceeded our estimates.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers that are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. At September 30, 2012 and March 31, 2012, the Company’s inventories consisted of $28,340 and $32,559 in raw materials, respectively, and $27,579 and $19,195 in finished goods, respectively.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise 86% of the Company’s net property and equipment balance at September 30, 2012, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Depreciation expense for property and equipment was $92,705 and $159,546 and $59,254 and $114,424 for the three and six months ended September 30, 2012 and 2011, respectively.

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

Amortization expense for intangible assets for the three and six months ended September 30, 2012 and 2011 was $29,197 and $57,385 and $23,906 and $47,627, respectively. All of the Company’s intangible assets are subject to amortization.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at September 30, 2012 or March 31, 2012.

Financing Costs

Financing costs represent costs incurred in connection with private equity financing. Financing from equity financings are netted against the gross proceeds received from the equity financings.

During the year ended March 31, 2012, the Company incurred $572,255 of offering costs in connection with the private placement that closed in February and March 2012, which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of March 31, 2012, offering costs of $78,480 related to the private placement were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet and were paid during the six months ended September 30, 2012. During the three and six months ended September 30, 2012, the Company incurred $103,542 of offering costs in connection with this private placement. As of September 30, 2012, offering costs of $59,569 related to this private placement were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

During the three and six months ended September 30, 2011, the Company incurred $0 and $36,543, respectively, of offering costs in connection with the private placement that closed in February 2011 which were charged to additional paid-in capital and netted against the proceeds received in the private placements. During the six months ended September 30, 2011, the Company made payments of $121,727 in connection with offering cost related to the private placement in February 2011.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at September 30, 2012 and March 31, 2012 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the six months ended September 30, 2012 and 2011.

The Company uses Black-Scholes to estimate the fair value of stock-based awards. The determination of fair value using Black-Scholes is affected by its stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors (see Note 8 for the Stock Plan Description and summary of assumptions and activity).

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates (see Note 8).

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three and six months ended September 30, 2012 and 2011, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 37,761,000 and 37,779,000, and 36,482,000 and 35,521,000 for the three and six month periods ended September 30, 2012 and 2011, respectively.

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

The following table presents the Company’s warrants measured at fair value on a recurring basis as of September 30, 2012 and March 31, 2012 classified using the valuation hierarchy:

	Level 3 Carrying Value September 30, 2012	Level 3 Carrying Value March 31, 2012

	(unaudited)
Derivative Liabilities	$3,510	$37,334

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs for the six months ended September 30, 2012 and 2011:

	Level 3 Carrying Value 2012	Level 3 Carrying Value 2011

Balance at March 31,	$37,334	$156,497
Change in fair value	(33,824)	(48,968)

Balance at September 30, (unaudited)	$3,510	$107,529

Note 3. Line of Credit

On October 19, 2010, the Company secured a one-year renewal of the line of credit (the “Line”) for a reduced amount of $90,000 which was secured by a $90,000 certificate of deposit with a financial institution. On August 25, 2011, the Company paid the entire balance in full and the line has been terminated. All borrowings under the revolving line of credit bore variable interest based on either the prime rate plus 1.5% per annum or 5.0%, whichever was higher. The Company utilized the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s Cryoport Express® Dry Shipper. During the three and six months ended September 30, 2011, the Company recorded interest expense of $587 and $1,725, respectively, related to the Line.

Note 4. Related Party Transactions

Related Party Notes Payable

As of September 30, 2012 and March 31, 2012, the Company had aggregate principal balances of $707,500 and $747,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of September 30, 2012, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $10,744 and $21,838 and $12,174 and $ 24,768 for the three and six months ended September 30, 2012 and 2011, respectively. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $745,786 and $723,948 as of September 30, 2012 and March 31, 2012, respectively.

Advisory Services Agreement with Former Officer

On March 7, 2011, the Company entered into a one-year advisory services agreement with Marc Grossman, M.D. to provide strategic business advisory services including identifying and introducing customers, advising on sales and marketing plans and providing financial advice. Dr. Grossman is a former officer of the Company and is one of the four related parties to which Cryoport has an outstanding unsecured debt obligation. For these services, Dr. Grossman was paid a fee of $125,000, which was amortized over the term of the agreement, and in addition, Dr. Grossman was issued a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share which was fully vested upon issuance (see Note 8).

Consulting Agreement with Officers

On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll resigned the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary on June 27, 2011, effective immediately following the Company’s filing of its Form 10-K for the fiscal year ended March 31, 2011. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provides financial and accounting consulting services, including SEC and financial reporting, budgeting and forecasting to the Company. Related-party consulting fees for all services provided by The Gilson Group, LLC, were approximately $76,000 for the six months ended September 30, 2011.

Note 5. Convertible Notes Payable

The Company’s convertible debenture balances are shown below:

	September 30, 2012	March 31, 2012

	(unaudited)
October 2007 Debentures	$—	$334,168
Accrued interest	—	12,577
Debt discount	—	(8,843)

Total convertible debentures and accrued interest, net	$—	$337,902

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

During the three and six months ended September 30, 2012 and 2011, the Company recognized an aggregate of $0 and $8,843, and $57,558 and $127,930, respectively, in interest expense, respectively, due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible notes payable. During the three and six months ended September 30, 2012 and 2011, the Company recorded interest expense of $0 and $3,099, and $36,956 and $85,434, respectively, related to the stated interest associated with the convertible notes payable.

Note 6. Derivative Liabilities

In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants and embedded conversion features were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of September 30, 2012 and March 31, 2012 the Company had derivative warrant liabilities of $3,510 and $37,334, respectively.

During the three and six months ended September 30, 2012 and 2011, the Company recognized aggregate gains of $14,489 and $33,824 and $14,685 and $48,968, respectively, due to the change in fair value of its derivative instruments. (See Note 2).

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	For the six Months Ended September 30, 2012	For the Year Ended March 31, 2012

(unaudited)
Expected dividend	—	—
Expected term (in years)	1.51 to 1.81	2.01 to 2.81
Risk free interest rate	0.23% to 0.33%	0.33% to 0.81%
Expected volatility	129% to 130%	124% to 132%

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

Total rental expense was approximately $49,000 and $107,000 and $73,000 and $150,000 for the three and six months ended September 30, 2012 and 2011, respectively.

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

The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $96,501 and $196,671, and $166,537 and $233,878 for the three and six months ended September 30, 2012 and 2011, respectively.

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

Warrants and Options

During April 2012, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.50 per share and a two year life to a consultant for services rendered. The Company recognized $8,546 in expense related to this warrant for the six months ended September 30, 2012.

During December 2011, the Company issued a warrant to purchase 155,844 shares of the Company’s common stock at an exercise price of $0.77 per share and a five year life to a consultant for services to be rendered over two years. The service agreement was terminated in May 2012. The Company recognized $8,084 in expense related to this warrant for the six months ended September 30, 2012.

During July 2011, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.20 and a five year life to a consultant for services to be rendered within one year. The Company recognized $8,297 in expense related to these warrants for the three and six months ended September 30, 2011.

During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share and a five year life to a consultant for services to be rendered over three years. The Company recognized $280 and $557 and $172 and $409 in expense related to this warrant for the three and six months ended September 30, 2012 and 2011, respectively.

On March 7, 2011, the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share, in addition to a fee of $125,000. The fair value of this warrant was $302,769 as calculated using Black-Scholes and was recorded as an other current asset. The agreement ended in March 2012. For the three and six months ended September 30, 2011 the Company recognized $75,693 and $151,385 in expense related to this warrant and is included in selling, general and administrative in the accompanying condensed consolidated statements of operations.

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

Stock-based Compensation Plan Descriptions

The Company maintains three stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2002 Plan provides for grants of incentive stock options and nonqualified options to employees, directors and consultants of the Company to purchase the Company’s shares at the fair value, as determined by management and the board of directors, of such shares on the grant date. The options are subject to various vesting conditions and generally vest over a three-year period beginning on the grant date and have seven to ten-year term. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. The Company is authorized to issue up to 500,000 shares under this plan and has no shares available for future issuances as the 2002 Plan has expired.

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of September 30, 2012, the Company has 273,491 shares available for future Awards under the 2009 Plan.

On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock were authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. On September 13, 2012 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 3,000,000 shares. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of September 30, 2012, the Company is authorized to issue up to 5,300,000 shares under this plan and has 3,728,733 shares available for future issuances as of September 30, 2012.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.

Summary of Assumptions and Activity

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, risk free interest rate, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the six months ended September 30, 2012 and 2011:

	For the Six Months Ended September 30, 2012	For the Six Months Ended September 30, 2011
	(unaudited)	(unaudited)
Stock options and warrants:
Expected term (in years)	5.00 to 10.00	5.91 to 7.44
Expected volatility	124% to 166%	164% to 173%
Risk free interest rate	0.63% to 2.22%	1.15% to 2.87%
Expected dividend	N/A	N/A

A summary of employee and director options and warrant activity for the six month period ended September 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,667,988	$2.48
Granted	1,564,794	0.42
Exercised	—	—
Forfeited	(281,250)	0.80

Outstanding at September 30, 2012	2,951,532	$1.55	8.05	$—

Exercisable at September 30, 2012	1,771,291	$2.24	7.00	$—

For the six months ended September 30, 2012 and 2011, the following represents the Company’s weighted average fair value of options granted:

Period Ended:	Granted	Weighted Average Fair Value of Options
September 30, 2012	1,564,794	$0.39
September 30, 2011	435,000	$1.25

There were options to purchase 950,000 and 1,564,794 shares of common stock granted to employees and directors during the three and six months ended September 30, 2012, respectively. There were 35,000 and 435,000 stock options granted to employees and directors during the three and six months ended September 30, 2011, respectively. In connection with the options granted and the vesting of prior options and warrants issued, during the three and six months ended September 30, 2012 and 2011, the Company recorded total charges of $167,910 and $231,839 and $114,787 and $217,115, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of September 30, 2012, there was $478,172 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average vesting period of 3.21 years.

There were no exercises of options during the six months ended September 30, 2012 and 2011.

Note 9. Subsequent Events

On November 5, 2012, we reported that our board of directors had appointed Jerrell W. Shelton to serve as our President and Chief Executive Officer, effective as of November 5, 2012. Mr. Shelton was recently elected as a member of the Board of Directors on October 22, 2012. In connection with Mr. Shelton’s appointment as our President and Chief Executive Officer, we entered into an employment agreement with Mr. Shelton, which the parties executed on November 5, 2012.

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

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2012 (unaudited) and the consolidated balance sheet as of March 31, 2012 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2012 and 2011, the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2012 and 2011 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2012 and 2011 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

General Overview

The Company provides comprehensive solutions for frozen cold chain logistics, primarily in the life science industries. Its solutions afford new and reliable alternatives to currently existing products and services utilized for bio-pharmaceuticals and biologics, including in-vitro fertilization, cell lines, vaccines, tissue and other commodities requiring a reliable frozen solution. Cryoport’s solutions can contribute to both the efficiency and effectiveness of clinical trials.

The Cryoport Express® Solution is centered on a web-based logistics platform branded as the CryoportalTM (formerly referred to as the CryoPort Express® Portal). The Cryoportal manages customer ordering, tracking, customs documentation, and communication through a single interface as well as enabling the monitoring of the shipment’s location and integrity throughout the entire shipping process. In addition, the Cryoportal provides an array of information dashboards and validation documentation for every shipment.

Integral to this solution are also the Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers) which are cost-effective and reusable cryogenic transport containers utilizing innovative liquid nitrogen (LN2) based technology. Cryoport Express Shippers are non-hazardous, IATA (International Air Transport Association) certified, and are validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solution provides a fully documented “chain-of-custody” and “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained. The Cryoport Express Solution can be used by customers, as a “turn-key” solution, through direct access to the cloud-based Cryoportal, or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care Team. Cryoport also provides complete training and process management services to support each customer’s requirements.

The Cryoport Express® Solution has been the Company’s principal focus for development and commercialization. In addition, during the first half of fiscal year 2013, the Company expanded its service offering to address specific market needs in the life science industry. The primary Cryoport service offerings are now as follows:

•	Cryoport Express® Solution

The fully outsourced turn-key logistics solution described above.

•	Customer-Staged Solution

Cryoport ships multiple Cryoport Express Shippers to the Customer (uncharged and in bulk) enabling the Customer to charge the shippers at their facility, process its orders through the Cryoportal and then return the shippers to Cryoport after each shipment for cleaning, testing and refurbishing. Cryoport provides the 24/7/365 logistics services utilizing its Cryoportal logistics platform.

•	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express Shipper(s) to the Customer enabling the customer to utilize their internal expertise and manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

•	Customer Integrated Logistics

The Cryoport Logistics Team provides the full capability of the Cryoportal to provide complete logistics services while enabling the customer to utilize their own packaging solutions.

•	Distribution Partnerships

Partnership arrangements with freight forwarder, integrators, and other logistics providers to be a part of their solution.

On January 24, 2011, the Company announced that, in conjunction with the Company, FedEx had launched its deep frozen shipping solution using our CryoPort Express® Dry Shipper. From March through September 2012, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s healthcare customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, the Company has developed a FedEx branded portal, powered by the Cryoportal, which will be used by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

The Company continues its agreement with another global courier, DHL Express (USA), Inc. (“DHL”) that gives DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order the CryoPort Express® Dry Shipper and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using the CryoPort Express® shipping solution. In connection with the agreement, the Company has integrated its proprietary web portal to DHL’s tracking and billing systems to provide DHL life science customers with a seamless way of shipping their critical biological material worldwide.

We offer our solution to companies in the life science industries and are targeting specific verticals including biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations and research institutions. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take six to eighteen months or longer to complete prior to a potential customer adopting the Cryoport Express® shipping solution.

We have incurred losses since inception in 2003 and have an accumulated deficit of $63,027,526 through September 30, 2012.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011:

Net revenues. Net revenues were $233,597 for the three months ended September 30, 2012, as compared to $110,713 for the three months ended September 30, 2011. The $122,884 or 111% increase is primarily driven by an increase in the number of customers utilizing our services compared to the same period in the prior year.

Gross loss and cost of revenues. Gross loss for the three months ended September 30, 2012 was 47% of net revenues, or $110,843 as compared to 228% of net revenues, or $252,837, for the three months ended September 30, 2011. The decrease in gross loss in absolute dollars is primarily due to increase in net revenues. Cost of revenues for the three months ended September 30, 2012 was 147% of net revenues, or $344,440, as compared to 328% of net revenues, or $363,550, for the three months ended September 30, 2011. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,341,333 for the three months ended September 30, 2012, as compared to $1,564,456 for the three months ended September 30, 2011. The $223,123 decrease reflects the decrease in headcount, in particular a temporary decrease in the sales in marketing department due to the replacement of certain sales representatives, and the resignation of our Chief Executive Officer in April 2012.

Research and development expenses. Research and development expenses were $101,656 for the three months ended September 30, 2012, as compared to $124,705 for the three months ended September 30, 2011. Our research and development efforts are focused on continually improving the features of the Cryoport Express® System including the web-based customer service portal and the Cryoport Express® Dry Shippers.

Interest expense. Interest expense was $11,759 for the three months ended September 30, 2012, as compared to $107,757 for the three months ended September 30, 2011. Interest expense for the three months ended September 30, 2012 included accrued interest on our related party notes payable of approximately $11,000. Interest expense for the three months ended September 30, 2011 included accrued interest on our related party notes payable of approximately $12,000, amortization of the debt discount of approximately $58,000 and interest expense on our convertible debentures of approximately $37,000.

Interest income. Interest income was $0 for the three month period ended September 30, 2012 as compared to $4,960 for the three month period ended September 30, 2011. The decrease in interest income is primarily due to decrease in average cash balance of interest bearing accounts during the current quarter.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $14,489 for the three months ended September 30, 2012, compared to a gain of $14,685 for the three months ended September 30, 2011. The gain for the three months ended September 30, 2012 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the three months ended September 30, 2012 decreased by $477,408 to $1,552,702 or $0.04 per share compared to a net loss of $2,030,110 or $0.07 per share for the three months ended September 30, 2011.

Six months ended September 30, 2012 compared to six months ended September 30, 2011:

Net revenues. Net revenues were $424,896 for the six months ended September 30, 2012, as compared to $234,464 for the six months ended September 30, 2011. The $190,432 or 81% increase is primarily driven by an increase in the number of customers utilizing our services compared to the same period in the prior year.

Gross loss and cost of revenues. Gross loss for the six months ended September 30, 2012 was 64% of net revenues, or $273,162 as compared to 206% of net revenues, or $483,366, for the six months ended September 30, 2011. The decrease in gross loss in absolute dollars is primarily due to increase in net revenues. Cost of revenues for the six months ended September 30, 2012 was 164% of net revenues, or $698,058, as compared to 306% of net revenues, or $717,830, for the six months ended September 30, 2011. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.

        Selling, general and administrative expenses. Selling, general and administrative expenses were $2,610,607 for the six months ended September 30, 2012, as compared to $3,192,778 for the six months ended September 30, 2011. The $582,171 decrease reflects the decrease in headcount, in particular a temporary decrease in the sales in marketing department due to the replacement of certain sales representatives, and resignation of our Chief Executive Officer in April 2012. Offsetting this decrease is a severance payment of approximately $180,000 paid to the former Chief Executive Officer in April 2012.

Research and development expenses. Research and development expenses were $210,607 for the six months ended September 30, 2012, as compared to $225,935 for the six months ended September 30, 2011. Our research and development efforts are focused on continually improving the features of the Cryoport Express® System including the web-based customer service portal and the Cryoport Express® Dry Shippers.

Interest expense. Interest expense was $36,359 for the six months ended September 30, 2012, as compared to $241,068 for the six months ended September 30, 2011. Interest expense for the six months ended September 30, 2012 included accrued interest on our related party notes payable of approximately $22,000, amortization of the debt discount of approximately $9,000 and interest expense on our convertible debentures of approximately $3,000. Interest expense for the six months ended September 30, 2011 included accrued interest on our related party notes payable of approximately $25,000, amortization of the debt discount of approximately $128,000 and interest expense on our convertible debentures of approximately $85,000.

Interest income. Interest income was $0 for the six month period ended September 30, 2012 as compared to $11,815 for the six month period ended September 30, 2011. The decrease in interest income is primarily due to decrease in average cash balance of interest bearing accounts during the current quarter.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $33,824 for the six months ended September 30, 2012, compared to a gain of $48,968 for the six months ended September 30, 2011. The gain for the six months ended September 30, 2012 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the six months ended September 30, 2012 decreased by $985,253 to $3,098,511 or $0.08 per share compared to a net loss of $4,083,964 or $0.15 per share for the six months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $1,669,634 and working capital of $1,221,464. As of March 31, 2012, the Company had cash and cash equivalents of $4,617,535 and working capital of $4,024,120. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through September 30, 2012, we have received net proceeds of approximately $32.8 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

For the six months ended September 30, 2012, we used $2,655,869 of cash for operations primarily as a result of the net loss of $3,098,511 including non-cash expenses of $447,358 mainly from the fair value of stock options and warrants, depreciation and change in fair value of derivative instruments. Net operating losses decreased as a result of a decrease in headcount. Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in Accounts payable and accrued expenses of $78,300 and a decrease in other current assets of $27,340.

Net cash used in investing activities totaled $46,779 during the six months ended September 30, 2012, and was attributable to the purchase of property and equipment.

Net cash used in financing activities totaled $245,253 during the six months ended September 30, 2012, and resulted primarily from payment of financing costs of 122,453 and repayment of convertible debt of $82,800.

As discussed in Note 1 of the accompanying unaudited condensed consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company completed a private placement in March of 2012. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solution. Management has estimated that cash on hand as of September 30, 2012 and forecasted sales will be sufficient to allow the Company to continue its operations into the fourth quarter of fiscal year 2013. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations thereafter and until sustained profitable operations are achieved. Management is currently exploring such funding alternatives in order to secure sufficient operating capital. In addition, management will continue to review its operations for further cost reductions to extend the cash runway and utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the sales ramp.

Additional funding plans may include obtaining additional capital through equity and/or debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.

A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure at as of September 30, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of September 30, 2012, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

3.1	Amended and Restated Articles of Incorporation, as amended, of the Company.*

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of Cryoport’s Current Report on Form 8-K dated October 23, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.*

101.SCH**	XBRL Taxonomy Extension Schema Document.*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.*

*	Filed herewith
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CryoPort, Inc.

Dated: November 9, 2012	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
Chief Executive Officer

Dated: November 9, 2012	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer
(signed as both an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)