Form 10-Q
period 2012-12-31
Cryoport, Inc.
filed 2013-02-14
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of February 8, 2013 the Company had 37,760,628, shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRYOPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$585,107	$4,617,535
Restricted cash	—	251,368
Accounts receivable, net of allowances of $11,200 at December 31, 2012 and $5,500 at March 31, 2012	201,137	146,124
Inventories	55,459	51,754
Other current assets	57,030	65,970

Total current assets	898,733	5,132,751
Property and equipment, net	524,075	682,021
Intangible assets, net	294,550	379,083
Deposits and other assets	19,744	19,744

Total assets	$1,737,102	$6,213,599

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$678,091	$401,399
Accrued compensation and related expenses	168,465	235,996
Convertible debentures payable and accrued interest, net of discount of $0 at December 31, 2012 and $8,843 at March 31, 2012	—	337,902
Current portion of related party notes payable	96,000	96,000
Derivative liabilities	9,622	37,334

Total current liabilities	952,178	1,108,631
Related party notes payable and accrued interest, net of current portion	1,335,650	1,375,448

Total liabilities	2,287,828	2,484,079

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 37,760,628 shares issued and outstanding at December 31, 2012 and March 31, 2012	37,761	37,761
Additional paid-in capital	64,006,050	63,620,774
Accumulated deficit	(64,594,537)	(59,929,015)

Total stockholders’ (deficit) equity	(550,726)	3,729,520

Total liabilities and stockholders’ (deficit) equity	$1,737,102	$6,213,599

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2012	2011	2012	2011
Net revenues	$307,153	$144,254	$732,049	$378,718
Cost of revenues	368,795	344,702	1,066,853	1,062,532

Gross loss	(61,642)	(200,448)	(334,804)	(683,814)

Operating expenses:
Selling, general and administrative	1,392,937	1,740,324	4,003,544	4,933,102
Research and development	94,424	120,702	305,031	346,637

Total operating expenses	1,487,361	1,861,026	4,308,575	5,279,739

Loss from operations	(1,549,003)	(2,061,474)	(4,643,379)	(5,963,553)
Other income (expense):
Interest income	—	698	—	12,513
Interest expense	(11,896)	(78,974)	(48,255)	(320,042)
Change in fair value of derivative liabilities	(6,112)	60,185	27,712	109,153

Total other expense, net	(18,008)	(18,091)	(20,543)	(198,376)

Loss before income taxes	(1,567,011)	(2,079,565)	(4,663,922)	(6,161,929)
Income taxes	—	—	1,600	1,600

Net loss	$(1,567,011)	$(2,079,565)	$(4,665,522)	$(6,163,529)

Net loss per common share, basic and diluted	$(0.04)	$(0.07)	$(0.12)	$(0.22)

Basic and diluted weighted average common shares outstanding	37,760,628	28,246,661	37,760,628	27,969,167

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended December 31,
	2012	2011
Operating Activities
Net loss	$(4,665,522)	$(6,163,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,262	250,737
Amortization of debt discount	8,843	170,544
Fair value of stock options and warrants issued to employees, directors and consultants	488,818	527,981
Change in fair value of derivative instruments	(27,712)	(109,153)
Loss on disposal of Cryogenic shippers	6,382	—
Interest accrued on restricted cash	—	(274)
Changes in operating assets and liabilities:
Accounts receivable	(55,013)	(27,914)
Inventories	(3,705)	(2,906)
Other current assets	8,940	155,937
Accounts payable and accrued expenses	301,425	338,475
Accrued compensation and related expenses	(67,531)	150,446
Accrued interest	19,625	36,194

Net cash used in operating activities	(3,678,188)	(4,673,462)

Investing Activities
Purchases of intangible assets	—	(125,213)
Purchases of property and equipment	(71,165)	(243,857)

Net cash used in investing activities	(71,165)	(369,070)

Financing Activities
Repayments of convertible debentures payable	(82,800)	(1,776,628)
Payment of deferred financing costs	(128,275)	(158,270)
Proceeds from exercise of warrants	—	571,633
Repayments of related party notes payable	(72,000)	(78,000)
Payment on line of credit	—	(90,000)
Proceeds from release of restricted cash	—	91,443

Net cash used in financing activities	(283,075)	(1,439,822)

Net change in cash and cash equivalents	(4,032,428)	(6,482,354)
Cash and cash equivalents, beginning of period	4,617,535	9,278,443

Cash and cash equivalents, end of period	$585,107	$2,796,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,676	$113,305

Income taxes	$1,600	$1,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Offering costs in connection with equity financing included in accounts payable	$53,747	$—

Cashless exercise of warrants	$—	$36

Release of restricted cash for repayment of convertible debentures payable	$251,368	$—

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended December 31, 2012 and 2011

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

Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Organization and Summary of Significant Accounting Policies

The Company

The Company serves the biotech industries providing comprehensive solutions for frozen cold chain logistics, primarily in the life science industries. Its solutions are novel, new and reliable alternatives to currently existing products and services utilized for bio-pharmaceuticals and biologics, including in-vitro fertilization, cell lines, stem cells, cord blood, vaccines, tissue and other commodities requiring a reliable frozen solution. Cryoport’s solutions can contribute to both the efficiency and effectiveness of clinical trials.

The Cryoport Express® Solution includes a web-based logistics platform branded as the CryoportalTM (formerly referred to as the CryoPort Express® Portal). The Cryoportal manages customer ordering, tracking, customs documentation, and communication through a single interface as well as enabling the monitoring of a shipment’s location and integrity throughout the entire shipping process. In addition, the Cryoportal provides an array of information dashboards and validation documentation for every shipment.

Integral to this solution are also, in part, the Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers) which are cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) based technology. Cryoport Express Shippers are non-hazardous, IATA (International Air Transport Association) certified, and are validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solution provides a fully documented “chain-of-custody” and at customer request “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained. The Cryoport Express Solution can be used by customers, as a “turn-key” solution, through direct access to the cloud-based Cryoportal, or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care Team and also provides complete training and process management services to support each customer’s requirements.

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

Partnership arrangements with freight forwarder, integrators, and other logistics providers to be a part of their solution and identified as “powered by Cryoport.”

As part of our distribution partnership offering, we have an agreement with Federal Express Corporation (“FedEx”) to provide frozen shipping logistics services through the combination of our purpose built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution, on a non-exclusive basis and at its sole expense. During 2012, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, the Company has developed a FedEx branded portal, which is “powered by the Cryoport”, for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

Subsequent to quarter end the Company entered into a master agreement (“FedEx Agreement”) with FedEx renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our Cryoportal for the management of shipments made by FedEx customers. The Agreement was effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015.

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

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company will provide on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of its logistics management services, the Company will analyze shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive to their destinations in specified conditions, on-time and with the optimum uses of resources. Initially, the Company will manage Pfizer’s total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers.

We offer our solutions to companies in the life science industries and are targeting specific verticals including biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations and research institutions. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take six to eighteen months or longer to complete prior to a potential customer adopting the Cryoport Express® shipping solution.

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at December 31, 2012, we had an accumulated deficit of $64,594,537, we had a net loss of $4,665,522 and we used cash in operations of $3,678,188 during the nine months ended December 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® shipping solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at December 31, 2012, together with the revenues generated from our services and the continued focus on cost reductions of non-sales generating costs will be sufficient to sustain our planned operations into the fourth quarter of fiscal year 2013; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern (see Note 9).

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® shipping solutions as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp together with cost reduction measures will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully achieve significant sales increases or its cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern. To address this issue, the Company has instituted a cost containment program and is seeking additional capitalization to properly fund its efforts to become a self-sustaining financially viable entity.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable and accrued interest, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at December 31, 2012 and March 31, 2012, due to their short term nature. The difference between the fair value and recorded values of the related party notes payable and accrued interest is not significant. The Company’s restricted cash is carried at amortized cost which approximates fair value at March 31, 2012.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

Cash and cash equivalents

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. At December 31, 2012 and March 31, 2012, the Company had no cash balances which exceeded the FDIC insurance limits. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted cash

In conjunction with the private placement in February 2012, the Company was required to deposit $444,168 into an escrow account representing the total future principal payments due to one of the convertible debenture holders (see Note 5). The remaining monthly payments were issued from the escrow account. At December 31, 2012 and March 31, 2012, $0 and $251,368 remained in escrow, respectively.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at December 31, 2012 and March 31, 2012 are net of reserves for doubtful accounts of approximately $11,200 and $5,500, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign net revenues primarily in Europe, Japan, and India. During the three month periods ended December 31, 2012 and 2011, the Company had foreign sales of approximately $142,000 and $83,000, respectively, which constituted approximately 46% and 58%, respectively, of net revenues. During the nine month periods ended December 31, 2012 and 2011, the Company had foreign sales of approximately $321,000 and $204,000, respectively, which constituted approximately 44% and 54%, respectively, of net revenues.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. No customers accounted for more than 10% of revenues during the three and nine months ended December 31, 2012. Net revenues for the three and nine months ended December 31, 2011 from two major customers accounted for 22% and 27%, of our total net revenues, respectively. The Company maintains reserves for bad debt and such losses, in the aggregate, which historically have not exceeded our estimates.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers that are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. At December 31, 2012 and March 31, 2012, the Company’s inventories consisted of $28,489 and $32,559 in raw materials, respectively, and $26,970 and $19,195 in finished goods, respectively.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise 86% of the Company’s net property and equipment balance at December 31, 2012, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Depreciation expense for property and equipment was $63,183 and $222,729 and $62,566 and $176,990 for the three and nine months ended December 31, 2012 and 2011, respectively.

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

Amortization expense for intangible assets for the three and nine months ended December 31, 2012 and 2011 was $27,148 and $84,533 and $26,120 and $73,747, respectively. All of the Company’s intangible assets are subject to amortization.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at December 31, 2012 or March 31, 2012.

Financing Costs

Financing costs represent costs incurred in connection with private equity financing. Financing from equity financings are netted against the gross proceeds received from the equity financings.

During the year ended March 31, 2012, the Company incurred $572,255 of offering costs in connection with the private placement that closed in February and March 2012, which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of March 31, 2012, offering costs of $78,480 related to the private placement were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet and were paid during the nine months ended December 31, 2012. During the nine months ended December 31, 2012, the Company incurred $103,542 of offering costs in connection with this private placement. As of December 31, 2012, offering costs of $53,747 related to this private placement were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

During the three and nine months ended December 31, 2011, the Company incurred $0 and $36,543, respectively, of offering costs in connection with the private placement that closed in February 2011 which were charged to additional paid-in capital and netted against the proceeds received in the private placements. During the nine months ended December 31, 2011, the Company made payments of $121,727 in connection with offering cost related to the private placement in February 2011 which were included in accounts payable and accrued expenses as of March 31, 2011.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at December 31, 2012 and March 31, 2012 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the nine months ended December 31, 2012 and 2011.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three and nine months ended December 31, 2012 and 2011, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-

converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 37,830,000 and 37,828,000, and 31,940,000 and 34,340,000 for the three and nine month periods ended December 31, 2012 and 2011, respectively.

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

The following table presents the Company’s warrants measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2012 classified using the valuation hierarchy:

	Level 3 Carrying Value December 31, 2012	Level 3 Carrying Value March 31, 2012
	(unaudited)
Derivative Liabilities	$9,622	$37,334

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs for the nine months ended December 31, 2012 and 2011:

	Level 3 Carrying Value 2012	Level 3 Carrying Value 2011
Balance at March 31,	$37,334	$156,497
Change in fair value	(27,712)	(109,153)

Balance at December 31, (unaudited)	$9,622	$47,344

Note 3. Line of Credit

On October 19, 2010, the Company secured a one-year renewal of the line of credit (the “Line”) for a reduced amount of $90,000 which was secured by a $90,000 certificate of deposit with a financial institution. On August 25, 2011, the Company paid the entire balance in full and the line has been terminated. All borrowings under the revolving line of credit bore variable interest based on the prime rate plus 1.5% per annum or 5.0%, whichever was higher. The Company utilized the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s Cryoport Express® Dry Shipper. During the three and nine months ended December 31, 2011, the Company recorded interest expense of $0 and $1,725, respectively, related to the Line.

Note 4. Related Party Transactions

Related Party Notes Payable

As of December 31, 2012 and March 31, 2012, the Company had aggregate principal balances of $675,500 and $747,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of December 31, 2012, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $10,364 and $32,202 and $11,814 and $36,582 for the three and nine months ended December 31, 2012 and 2011, respectively. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $756,150 and $723,948 as of December 31, 2012 and March 31, 2012, respectively.

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

Consulting Agreement with Officers

On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll resigned the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary on June 27, 2011, effective immediately following the Company’s filing of its Form 10-K for the fiscal year ended March 31, 2011. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provides financial and accounting consulting services, including SEC and financial reporting, budgeting and forecasting to the Company. Related-party consulting fees for all services provided by The Gilson Group, LLC, were approximately $76,000 for the nine months ended December 31, 2011.

Note 5. Convertible Notes Payable

The Company’s convertible debenture balances are shown below:

	December 31, 2012	March 31, 2012
	(unaudited)
October 2007 Debentures	$—	$334,168
Accrued interest	—	12,577
Debt discount	—	(8,843)

Total convertible debentures and accrued interest, net	$—	$337,902

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

During the three and nine months ended December 31, 2012 and 2011, the Company recognized an aggregate of $0 and $8,843, and $42,614 and $170,544, respectively, in interest expense, respectively, due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible notes payable. During the three and nine months ended December 31, 2012 and 2011, the Company recorded interest expense of $0 and $3,099, and $24,814 and $110,248, respectively, related to the stated interest associated with the convertible notes payable.

Note 6. Derivative Liabilities

In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants and embedded conversion features were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2012 and March 31, 2012 the Company had derivative warrant liabilities of $9,622 and $37,334, respectively.

During the three and nine months ended December 31, 2012 and 2011, the Company recognized aggregate gains/(losses) of $(6,112) and $27,712 and $60,185 and $109,153, respectively, due to the change in fair value of its derivative instruments. (See Note 2).

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	For the nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
(unaudited)
Expected dividend	—	—
Expected term (in years)	1.26 to 1.81	2.01 to 2.81
Risk free interest rate	0.16% to 0.33%	0.33% to 0.81%
Expected volatility	129% to 134%	124% to 132%

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

Total rental expense was approximately $49,000 and $156,000 and $67,000 and $217,000 for the three and nine months ended December 31, 2012 and 2011, respectively.

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

The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $91,145 and $287,816, and $122,457 and $356,335 for the three and nine months ended December 31, 2012 and 2011, respectively.

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

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company has not been obligated to make any payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

Warrants and Options

During April 2012, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.50 per share and a two year life to a consultant for services rendered. The Company recognized $8,546 in expense related to this warrant for the nine months ended December 31, 2012.

During December 2011, the Company issued a warrant to purchase 155,844 shares of the Company’s common stock at an exercise price of $0.77 per share and a five year life to a consultant for services to be rendered over two years. The service agreement was terminated in May 2012. The Company recognized $8,084 and $3,947 in expense related to this warrant for the nine months ended December 31, 2012 and 2011, respectively.

During July 2011, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.20 and a five year life to a consultant for services to be rendered within one year. The Company recognized $8,297 in expense related to this warrant for the three and nine months ended December 31, 2011.

During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share and a five year life to a consultant for services to be rendered over three years. The Company recognized $280 and $837 and $280 and $689 in expense related to this warrant for the three and nine months ended December 31, 2012 and 2011, respectively.

On March 7, 2011, the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share, in addition to a fee of $125,000. The fair value of this warrant was $302,769 as calculated using Black-Scholes and was recorded as an other current asset. The agreement ended in March 2012. For the three and nine months ended December 31, 2011 the Company recognized $75,693 and $227,078 in expense related to this warrant and is included in selling, general and administrative in the accompanying condensed consolidated statements of operations.

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

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of December 31, 2012, the Company has 290,366 shares available for future Awards under the 2009 Plan.

On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock were authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. On September 13, 2012 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 3,000,000 shares. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of December 31, 2012, the Company is authorized to issue up to 5,300,000 shares under this plan and has 2,363,733 shares available for future issuances as of December 31, 2012.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.

On November 5, 2012, the Company’s board of directors appointed Jerrell W. Shelton to serve as our President and Chief Executive Officer, effective as of November 5, 2012. In connection with Mr. Shelton’s appointment as our President and Chief Executive Officer, the Company entered into an employment agreement with Mr. Shelton, which the parties executed on November 5, 2012. Included in the agreement was a stock option grant of 1,650,000 options to purchase common stock of which 650,000 were issued under the 2011 stock option plan and 1,000,000 were issued outside of a plan. The fair value of the options granted under the plan was $109,980 and the fair value of options granted outside of a plan was $169,200. The options vest monthly over six months in equal six month installments.

Summary of Assumptions and Activity

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, risk free interest rate, expected option life and forfeiture rates. The

Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the nine months ended December 31, 2012 and 2011:

	For the Nine Months Ended December 31, 2012	For the Nine Months Ended December 31, 2011
	(unaudited)	(unaudited)
Stock options and warrants:
Expected term (in years)	5.00 to 10.00	5.91 to 7.44
Expected volatility	124% to 166%	164% to 173%
Risk free interest rate	0.63% to 2.22%	1.15% to 2.87%
Expected dividend	N/A	N/A

A summary of employee and director options and warrant activity, including those options and warrants outside the plans, for the nine month period ended December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,667,988	$2.48
Granted	3,939,794	0.28
Exercised	—	—
Forfeited	(313,125)	0.97

Outstanding at December 31, 2012	5,294,657	$0.94	8.72	$470,000

Exercisable at December 31, 2012	2,747,333	$1.50	7.86	$191,017

For the nine months ended December 31, 2012 and 2011, the following represents the Company’s weighted average fair value of options granted:

Period Ended:	Granted	Weighted Average Fair Value of Options
December 31, 2012	3,939,794	$0.25
December 31, 2011	450,000	$1.24

There were options to purchase 2,375,000 and 3,939,794 shares of common stock granted to employees and directors during the three and nine months ended December 31, 2012, respectively. There were 15,000 and 450,000 stock options granted to employees and directors during the three and nine months ended December 31, 2011, respectively. In connection with the options granted and the vesting of prior options issued, during the three and nine months ended December 31, 2012 and 2011, the Company recorded total charges of $239,512 and $471,351 and $77,521 and $294,636, respectively, which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of December 31, 2012, there was $576,876 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average vesting period of 1.53 years.

There were no exercises of options during the nine months ended December 31, 2012 and 2011.

Note 9. Subsequent Events

As of February 11, 2013, the Company has issued to certain accredited investors unsecured convertible promissory notes (the “Notes”) in the original principal amount of $698,000, pursuant to the terms of Subscription Agreements and Letters of Investment Intent.

The Notes accrue interest at a rate of 15% per annum from date of issuance until January 31, 2013 and at a rate of 5% per annum from February 1, 2013 through the date of payment, in each case on a non-compounding basis. All principal and interest under the Notes will be due on December 31, 2013.

In the event the Company designates and issues preferred stock while the Notes are outstanding, the Notes will be convertible into shares of such preferred stock at a conversion rate equal to the price per share paid to the Company in connection with the issuance of such preferred stock at the option of the holder of the Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “Cryoport”, “Company” and similar terms refer to CryoPort, Inc., and its wholly owned subsidiary CryoPort Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”, including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on June 27, 2012 and those reports filed) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of December 31, 2012 (unaudited) and the consolidated balance sheet as of March 31, 2012 (audited) and the related unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2012 and 2011, the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2012 and 2011 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2012 and 2011 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

General Overview

The Company serves the biotech industries providing comprehensive solutions for frozen cold chain logistics, primarily in the life science industries. Its solutions are novel new and reliable alternatives to currently existing products and services utilized for bio-pharmaceuticals and biologics, including in-vitro fertilization, cell lines, stem cells, cord blood, vaccines, tissue and other commodities requiring a reliable frozen solution. Cryoport’s solutions can contribute to both the efficiency and effectiveness of clinical trials.

The Cryoport Express® Solution includes a web-based logistics platform branded as the CryoportalTM (formerly referred to as the CryoPort Express® Portal). The Cryoportal manages customer ordering, tracking, customs documentation, and communication through a single interface as well as enabling the monitoring of a shipment’s location and integrity throughout the entire shipping process. In addition, the Cryoportal provides an array of information dashboards and validation documentation for every shipment.

Integral to this solution are also, in part, the Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers) which are cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) based technology. Cryoport Express Shippers are non-hazardous, IATA (International Air Transport Association) certified, and are validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solution provides a fully documented “chain-of-custody” and at customer request “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained. The Cryoport Express® Solution can be used by customers, as a “turn-key” solution, through direct access to the cloud-based Cryoportal, or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care Team and also provides complete training and process management services to support each customer’s requirements.

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

Cryoport ships multiple Cryoport Express® Shippers to the customer (uncharged and in bulk) enabling the Customer to charge the shippers at their facility, process its orders through the Cryoportal and then return the shippers to Cryoport after each shipment for cleaning, testing and refurbishing. Cryoport provides the 24/7/365 logistics services utilizing its Cryoportal logistics platform.

•	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express® Shipper(s) to the customer enabling the customer to utilize their internal expertise and manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

•	Customer Integrated Logistics

The Cryoport Logistics Team provides the full capability of the Cryoportal to provide complete logistics services while enabling the customer to utilize their own packaging solutions.

•	Distribution Partnerships

Partnership arrangements with freight forwarder, integrators, and other logistics providers to be a part of their solution and identified as “powered by Cryoport.”

As part of our distribution partnership offering, we have an agreement with Federal Express Corporation (“FedEx”) to provide frozen shipping logistics services through the combination of our purpose built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution, on a non-exclusive basis and at its sole expense. During 2012, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, the Company has developed a FedEx branded portal, which is “powered by the Cryoport”, for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

Subsequent to quarter end the Company entered into a master agreement (“FedEx Agreement”) with FedEx renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our Cryoportal for the management of shipments made by FedEx customers. The Agreement was effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015.

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

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company will provide on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of its logistics management services, the Company will analyze shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive to their destinations in specified conditions, on-time and with the optimum uses of resources. Initially, the Company will manage Pfizer’s total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers.

We offer our solutions to companies in the life science industries and are targeting specific verticals including biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations and research institutions. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take nine to eighteen months or longer to complete prior to a potential customer adopting the Cryoport Express® shipping solution.

We have incurred losses since inception in 2003 and have an accumulated deficit of $64,594,537 through December 31, 2012.

Results of Operations

Three months ended December 31, 2012 compared to three months ended December 31, 2011:

Net revenues. Net revenues were $307,153 for the three months ended December 31, 2012, as compared to $144,254 for the three months ended December 31, 2011. The $162,899 or 113% increase is primarily driven by an increase in the number of customers utilizing our services compared to the same period in the prior year.

Gross loss and cost of revenues. Gross loss for the three months ended December 31, 2012 was 20% of net revenues, or $61,642 as compared to 139% of net revenues, or $200,448, for the three months ended December 31, 2011. The decrease in gross loss in absolute dollars is primarily due to increase in net revenues. Cost of revenues for the three months ended December 31, 2012 was 120% of net revenues, or $368,795, as compared to 239% of net revenues, or $344,702, for the three months ended December 31, 2011. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,392,937 for the three months ended December 31, 2012, as compared to $1,740,324 for the three months ended December 31, 2011. The $347,387 decrease reflects the decrease in headcount, in particular a temporary decrease in the sales and marketing department due to the replacement of certain sales representatives, and the resignation of our Chief Executive Officer in April 2012.

Research and development expenses. Research and development expenses were $94,424 for the three months ended December 31, 2012, as compared to $120,702 for the three months ended December 31, 2011. Our research and development efforts are focused on continually improving the features of the Cryoport Express® System including the Company’s cloud-based logistics management platform, the Cryoportal and the Cryoport Express® Dry Shippers. The decrease in research and development is primarily due to a reduced level of development efforts related to the Cryoportal as customer requests for additional functionality have decreased.

Interest expense. Interest expense was $11,896 for the three months ended December 31, 2012, as compared to $78,974 for the three months ended December 31, 2011. Interest expense for the three months ended December 31, 2012 included accrued interest on our related party notes payable of approximately $10,000. Interest expense for the three months ended December 31, 2011 included accrued interest on our related party notes payable of approximately $12,000, amortization of the debt discount of approximately $42,000 and interest expense on our convertible debentures of approximately $25,000.

Interest income. Interest income was $0 for the three month period ended December 31, 2012 as compared to $698 for the three month period ended December 31, 2011. The decrease in interest income is primarily due to decrease in average cash balance of interest bearing accounts during the current quarter.

Change in fair value of derivative liabilities. The loss on the change in fair value of derivative liabilities was $6,112 for the three months ended December 31, 2012, compared to a gain of $60,185 for the three months ended December 31, 2011. The loss for the three months ended December 31, 2012 was the result of an increase in the value of our warrant derivatives, due primarily to an increase in our stock price from September 30, 2012.

Net loss. As a result of the factors described above, net loss for the three months ended December 31, 2012 decreased by $512,554 to $1,567,011 or $0.04 per share compared to a net loss of $2,079,565 or $0.07 per share for the three months ended December 31, 2011.

Nine months ended December 31, 2012 compared to nine months ended December 31, 2011:

Net revenues. Net revenues were $732,049 for the nine months ended December 31, 2012, as compared to $378,718 for the nine months ended December 31, 2011. The $353,331 or 93% increase is primarily driven by an increase in the number of customers utilizing our services compared to the same period in the prior year.

Gross loss and cost of revenues. Gross loss for the nine months ended December 31, 2012 was 46% of net revenues, or $334,804 as compared to 181% of net revenues, or $683,814, for the nine months ended December 31, 2011. The decrease in gross loss in absolute dollars is primarily due to increase in net revenues. Cost of revenues for the nine months ended December 31, 2012 was 146% of net revenues, or $1,066,853, as compared to 281% of net revenues, or $1,062,532, for the nine months ended December 31, 2011. The cost of revenues exceeded net revenues due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4,003,544 for the nine months ended December 31, 2012, as compared to $4,933,102 for the nine months ended December 31, 2011. The $929,558 decrease reflects the decrease in headcount, in particular a temporary decrease in the sales and marketing department due to the replacement of certain sales representatives, and resignation of our Chief Executive Officer in April 2012. Offsetting this decrease is a severance payment of approximately $180,000 paid to the former Chief Executive Officer in April 2012.

Research and development expenses. Research and development expenses were $305,031 for the nine months ended December 31, 2012, as compared to $346,637 for the nine months ended December 31, 2011. Our research and development efforts are focused on continually improving the features of the Cryoport Express® System including the Company’s cloud-based logistics management platform, the Cryoportal and the Cryoport Express® Dry Shippers. The decrease in research and development is primarily due to a reduced level of development efforts related to the Cryoportal as customer requests for additional functionality have decreased.

Interest expense. Interest expense was $48,255 for the nine months ended December 31, 2012, as compared to $320,042 for the nine months ended December 31, 2011. Interest expense for the nine months ended December 31, 2012 included accrued interest on our related party notes payable of approximately $32,000, amortization of the debt discount of approximately $9,000 and interest expense on our convertible debentures of approximately $3,000. Interest expense for the nine months ended December 31, 2011 included accrued interest on our related party notes payable of approximately $37,000, amortization of the debt discount of approximately $171,000 and interest expense on our convertible debentures of approximately $110,000.

Interest income. Interest income was $0 for the nine month period ended December 31, 2012 as compared to $12,513 for the nine month period ended December 31, 2011. The decrease in interest income is primarily due to decrease in average cash balance of interest bearing accounts during the current year.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $27,712 for the nine months ended December 31, 2012, compared to a gain of $109,153 for the nine months ended December 31, 2011. The gain for the nine months ended December 31, 2012 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price from March 31, 2012.

Net loss. As a result of the factors described above, net loss for the nine months ended December 31, 2012 decreased by $1,498,007 to $4,665,522 or $0.12 per share compared to a net loss of $6,163,529 or $0.22 per share for the nine months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash and cash equivalents of $585,107 and negative working capital of $53,445. As of March 31, 2012, the Company had cash and cash equivalents of $4,617,535 and working capital of $4,024,120. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through December 31, 2012, we have received net proceeds of approximately $32.8 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

For the nine months ended December 31, 2012, we used $3,678,188 of cash for operations primarily as a result of the net loss of $4,665,522 including non-cash expenses of $783,593 mainly from the fair value of stock options and warrants, depreciation and change in fair value of derivative instruments. Net operating losses decreased as a result of a decrease in headcount. Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts payable and accrued expenses of $301,425. Net cash used in operating activities also included $97,684 for other working capital uses.

Net cash used in investing activities totaled $71,165 during the nine months ended December 31, 2012, and was attributable to the purchase of property and equipment.

Net cash used in financing activities totaled $283,075 during the nine months ended December 31, 2012, and resulted primarily from payment of financing costs of $128,275, repayment of related party notes of $72,000 and repayment of convertible debt of $82,800.

As discussed in Note 1 of the accompanying unaudited condensed consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company completed a private placement in March of 2012. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solution. Management has estimated that cash on hand as of December 31, 2012 and forecasted sales will be sufficient to allow the Company to continue its operations into the fourth quarter of fiscal year 2013. As discussed in Note 9 of the accompanying unaudited consolidated financial statements, during the fourth quarter of 2013, the company issued unsecured convertible promissory notes in principal amount of $698,000. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations thereafter and until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital. In addition, management will continue to review its operations for further cost reductions to extend the time that the Company can operate with its current cash on hand and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes.

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

A primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Based on our overall cash and cash equivalents interest rate exposure at as of December 31, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of December 31, 2012, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

In November 2012, the Company awarded the Company’s new Chief Executive Officer an option to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The option vests in six equal monthly installments.

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

CryoPort, Inc.

Dated: February 14, 2013

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
Chief Executive Officer

Dated: February 14, 2013

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer