Form 10-K
period 2013-03-31
Cryoport, Inc.
filed 2013-06-25
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates as of September 30, 2012 was $7,151,190 (1)

Number of shares of Common Stock outstanding as of June 17, 2013: 38,260,628

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2013.

(1)	Excludes 2,004,677 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of September 30, 2012.

CRYOPORT, INC.

Fiscal Year 2013 10-K Annual Report

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

Overview

We provide leading edge frozen shipping logistics solutions to the biotechnology and life science industries. Since 2011, through the completion of the combination of purpose-built proprietary hardware, software information technologies and developed logistics knowhow known as “total turnkey management” we have provided logistics management for frozen shipping to these industries. Our solutions are disruptive to “old technologies” and provide reliable, economic alternatives to existing products and services utilized for frozen shipping in biotechnology and life sciences including stem cells, cell lines, vaccines, diagnostic materials, semen and embryos for in-vitro fertilization, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures. Our solutions contribute to the reliability, efficiency, and effectiveness of clinical trials.

Cryoport Express® Solutions include a cloud-based logistics management software branded as the CryoportalTM. The Cryoportal supports the management of the entire shipment process through a single interface which includes initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. Cryoport’s total turnkey logistics solutions offer reliability, cost effectiveness, and convenience, while the use of recyclable and reusable components provides “green”, environmentally friendly solutions. The Cryoportal provides an array of unique information dashboards and validation documentation for every shipment.

Integral to our logistics solutions are the Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers), which are cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) “dry vapor” technology. Cryoport Express® Shippers are non-hazardous, IATA (International Air Transport Association) certified, and validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express® Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solutions include recording and retaining a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained. This recorded and archived information allows our customers to meet the exacting requirements necessary for scientific work and for regulatory purposes. Cryoport Express® Solutions can be used by customers, as a “turnkey” solution, through direct access to the cloud-based Cryoportal, or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care team and also provides complete training and process management services to support each client’s specific requirements.

From 2011 through 2012, the Cryoport Express® Solution was the Company’s principal focus for development and commercialization. During the last month’s of 2012, the Company’s approach to the market was enhanced to include a comprehensive solutions orientation and it expanded its service offering to address the various broader market needs in the biotechnology and life science industries. Today, as a solutions provider, Cryoport tailors its frozen logistics solutions to client requirements. In addition to custom solutions, the Company’s primary customer facing solutions offerings are as follows:

•	Cryoport Express® Solution

The fully outsourced turnkey logistics solution described above.

•	Customer-Staged Solution

Cryoport ships an inventory of Cryoport Express® Shippers to the customer (uncharged and in bulk) enabling the customer to charge the shippers at their facility, process their orders through the Cryoportal which permits Cryoport Client Care to oversee the logistics of each shipment and the return of the shippers to Cryoport for cleaning, testing and refurbishing. Cryoport Client Care provides the 24/7/365 logistics services utilizing its Cryoportal logistics platform.

•	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express® Shipper(s) to the customer enabling the customer to utilize its internal expertise to manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

•	Customer Integrated Logistics

The Cryoport logistics team provides a tailored and full range of logistics support solutions. In addition to tailoring a management solution, the robust, enterprise grade Cryoportal is used to provide complete logistics services while enabling the customer to utilize their own packaging solutions or Cryoport Express® Shippers. Cryoport can provide onsite logistics personnel allowing the customer to fully outsource their cold chain logistics needs to Cryoport and focus on its core competencies.

•	Distribution Partnerships

“Powered by Cryoport” is an important partnership arrangements with integrators, freight forwarders and other logistics providers, enabling partners to expand their solutions offering by adding the total Cryoport Express® Shipper solution to their customer offering.

One of our distribution partners is Federal Express Corporation (“FedEx”). We have an agreement with FedEx to provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution, on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s biotechnology and life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, the Company has developed a FedEx branded portal, which is “powered by the Cryoport”, for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

In January 2013, we entered into a master agreement (“FedEx Agreement”) with FedEx renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our Cryoportal for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015.

Pursuant to an agreement with DHL Express (USA), Inc. (“DHL”), DHL biotechnology and life science customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Dry Shippers and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support our customers using the Cryoport Express® Solutions. In connection with the agreement, we have integrated our proprietary Cryoportal to DHL’s tracking and billing systems to provide DHL biotechnology and life science customers with a seamless way (“powered by Cryoport”) of shipping their critical biological material worldwide.

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company is providing on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of its logistics management services, the Company will analyze shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum uses of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers.

We offer our solutions to companies in the biotechnology and life sciences industries and specific verticals including manufacturers of stem cells and cell lines, diagnostic laboratories, bio-pharmaceuticals, contract research organizations, in-vitro fertilization, cord blood, vaccines, tissue, animal husbandry, and other producers of commodities requiring reliable frozen solutions for logistics problems. These companies operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take up to nine months or longer to complete prior to a potential customer adopting one or more of the Cryoport Express® Solutions.

Corporate History and Structure

We are a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 2,410,811 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains the operating company under Cryoport, Inc. Our principal executive offices are located at 20382 Barents Sea Circle, Lake Forest, CA 92630. The telephone number of our principal executive offices is (949) 470-2300, and our main corporate website is www.Cryoport.com. The information on, or that can be accessed through our website is not part of this Annual Report.

The company became public by a reverse merger with a “shell” company in May 2005. Over time the Company has transitioned from being a development company to a fully operational public company, providing cold chain logistics solutions to the biotechnology and life sciences industries, globally.

Since fiscal year 2011 the Company has taken significant steps towards commercialization of the Cryoport Express™ logistics solutions in validating, perfecting and expanding its features. The Company has now managed shipments of its Cryoport Express Shippers through its Cryoportal into and out of approximately 58 countries, handling a vast array of different biological products and specimens.

During fiscal year 2012, the Company completed the external validation of its Cryoport Express Standard Shipper to ISTA 7E standards and introduced the Cryoport Express High Volume Shipper in response to customer demand. The Company also set up its European distribution depot in Holland to better serve its customer base and support sales efforts in Europe.

During fiscal year 2013, the Company elected Jerrell Shelton President and CEO, realigned its sales team and introduced a solutions sales and operating strategy. In addition, and as part of its global expansion plans, the Company set up its Asian distribution depot in Singapore. The Company also formed a Commercial Advisory Board (CAB) with Bill Taaffe, a founding member of ICON Clinical Research becoming its first member.

In April 2013, Richard G. Rathmann was appointed to the Company’s Board of Directors.  As a venture fund manager, investor and advisor to life science companies over the past 20 years, Rathmann brings new experience and insights to the Board.

Cryoport Express® Solutions

Cryoport Express® Solutions consist of the Cryoportal, a cloud-based logistics management software which programmatically assists in the management of all aspects of the logistics operations including the Cryoport Express® Shippers and the Cryoport Express® Smart Pak data logger. The Cryoportal is capable of producing Cryoport Express® Analytics which reports shipment performance metrics and evaluates temperature-monitoring data collected by the data logger during shipment. Cryoport Express® Solutions are focused on improving the reliability of frozen shipping while reducing our clients’ overall operating costs. This is accomplished by providing a complete end-to-end solution for the transport and monitoring of frozen or cryogenically preserved biological or pharmaceutical materials shipped primarily though integrators and specialty couriers. Certain of the intellectual property underlying our Cryoport Express® Solutions (other than that related to the Cryoport Express® Shippers) has been, and continues to be, developed under a contract with an outside software development company, with the underlying technology licensed to us for exclusive use in our field of use.

Cryoportal

The Cryoportal is used by Cryoport, our customers and our business partners to automate the entry of orders, prepare customs documentation and to facilitate status and location monitoring of shipped orders while in transit. It is used by Cryoport to assist in managing logistics operations and to reduce administrative costs typically provisioned through manual labor relating to order-entry, order processing, preparation of shipping documents and back-office accounting. It is also used to support the high level of customer service expected by the industry. Certain features of the Cryoportal reduce operating costs and facilitate the scaling of Cryoport’s business, but more importantly they offer significant value to the customer in terms of cost avoidance and risk mitigation. Examples of these features include automation of order entry, development of Key Performance Indicators (“KPI”) to support our efforts for continuous process improvements in our business, and programmatic exception monitoring to detect and sometimes anticipate delays in the shipping process, often before the customer or the shipping company becomes aware of them.

The Cryoportal also serves as the communications center for the management, collection and analysis of Smart Pak data collected from Smart Pak data loggers in the field. Data is converted into pre-designed reports containing valuable and often actionable information that becomes the quality control standard or “pedigree” of the shipment. This information can be utilized by Cryoport to provide valuable feedback to the customer relating to their shipments.

The Cryoportal was developed as a carrier-agnostic system, allowing the customer and the Cryoport Client Care team the use of multiple integrators, freight forwarders or couriers depending on the specific requirements and customer preferences. To increase operational efficiencies the Cryoportal has already been integrated with the tracking systems of two major integrators and is planning to integrate with other key logistics providers.

The Cryportal was developed for time- and temperature-sensitive shipments that are required to maintain specific temperatures, such as ambient (between 20 and 25°C), chilled (between 2 and 8°C) or frozen (minus 10°C or less all the way down to cryogenic temperatures) to ensure that the shipped specimen is not subject to degradation or out of its designated “safe” range. While our current focus is on frozen shipments within the biotechnology and life sciences industries using the logistics solutions described herein, the use of the Cryoportal can and may be extended into other temperature ranges.

The Cryoport Express® Shippers

Our Cryoport Express® Shippers are cryogenic dry vapor shippers capable of maintaining cryogenic temperatures of minus 150° Celsius or below for a dynamic shipping period of 10 or more days. A dry cryogenic shipper is a device that uses liquid nitrogen contained inside a vacuum insulated bottle which serves as a refrigerant to provide stable storage temperatures below minus 150° Celsius. Our Cryoport Express® Shippers are designed to ensure that there is no pressure build up as the liquid nitrogen evaporates or spillage of liquid nitrogen. We have developed a proprietary retention system to ensure that liquid nitrogen stays inside the vacuum container, which allows the shipper to be designated as a dry shipper meeting International Air Transport Association (“IATA”) requirements. Biological or pharmaceutical specimens are stored in a specimen chamber, referred to as a “well” inside the container, refrigeration is provided by cold nitrogen gas evolving from the liquid nitrogen entrapped within the retention system. Specimens that may be transported using our cryogenic shipper include live cell scientific or pharmaceutical commodities such as cancer vaccines, diagnostic materials, semen, eggs and embryos, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures (e.g., temperatures below minus 150° Celsius).

We currently offer two sizes of dry vapor shippers, the Cryoport Express® Standard Shipper with a storage capacity of up to 75 0.2ml vials and the Cryoport Express® High Volume Shipper which was introduced in January of 2012 with a capacity of up to 500 0.2ml vials.

The technology underlying the Cryoport Express® Shipper was developed by modifying and advancing technology from our first generation of reusable cryogenic dry shippers. While our Cryoport Express® Shippers share many of the characteristics and basic design details of our earlier shippers, we are manufacturing our Cryoport Express® Shippers from alternative, lower cost and lower weight materials, which reduces overall operating costs. We maintain ongoing development efforts related to our shippers which are principally focused on material properties, particularly those properties related to the low temperature requirement, the vacuum retention characteristics, such as the permeability of the materials, and lower cost and lower weight materials in an effort to meet the market needs for achieving a lower cost frozen and cryogenic shipping solution. Other advances additional to the development work on the cryogenic container include both an improved liquid nitrogen retention system and a secondary protective, spill proof packaging system. This secondary packaging system, contains a low cost outer packaging that lends itself to disposability, and it is made of recyclable materials. Further, it adds an additional liquid nitrogen retention capability to further assure compliance with IATA and ICAO regulations that prohibit egress of liquid nitrogen from the shipping package. ICAO stands for the International Civil Aviation Organization, which is a United Nations organization that develops regulations for the safe transport of dangerous goods by air.

Cryoport Express® Standard Shippers

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

Cryoport Express® High Volume Shippers

The Cryoport Express® High Volume Shipper also uses a dry vapor liquid nitrogen (LN2) technology to maintain below -150° C temperatures with a dynamic shipping endurance of 10 days. The Cryoport Express® High Volume Shipper is based on the same dry vapor technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The high volume dry shipper is reusable and recyclable, making it a highly sustainable and cost effective method of transporting life science materials. The Cryoport Express® High Volume Shipper has a storage capacity of up to 500 0.2ml vials.

We believe Cryoport Express® Solutions are the best and most cost effective solution available in the biotechnology and life sciences markets and satisfy customer needs and scientific and regulatory requirements relating to the shipment of time- and temperature-critical, frozen and refrigerated transport of biological materials, such as stem cells, cell lines, pharmaceutical clinical trial samples, gene biotechnology, infectious materials handling, animal and human reproduction markets. Due to our proprietary technology and innovative design, our shippers are less prone to losing functional hold time when not kept in an upright position than the competing products because our proprietary dry vapor technology and innovative design prevent the spilling or leakage of the liquid nitrogen when the container is tipped or on its side which would otherwise adversely affect the functional hold time of the shipper.

An important feature of our Cryoport Express® Shippers is their compliance with the stringent packaging requirements of IATA Packing Instructions 602 and 650, respectively. These specifications include meeting internal pressure (hydraulic) and drop performance requirements.

The Cryoport Express® Smart Pak

Temperature monitoring is a high value feature from our customers’ perspective as it is an effective and reliable method to determine that the shipment materials were not damaged or did not experience degradation during shipment due to temperature fluctuations. Our Smart Pak System is a self-contained automated data logger capable of recording cryogenic temperatures of samples shipped in our Cryoport Express® Shippers. The data-logging temperature probe is in the vapor plug of the shipper for the most accurate reading. The temperature mapping includes both the temperature inside the chamber (which is closest to the actual biomaterial) and the external temperature. This reading, combined with the mapping of every shipment check-in point, provides a holistic view of the complete shipping process. At the client’s election, shipments can have a full chain-of-custody and chain-of-condition with both data monitoring and analysis available.

Chain-of-Condition

Data monitoring starts with a custom built data logger. The data logger can be set up to report during the shipment and/or after the shipment. For those shipments involving biologics, clinical trials or any other material that needs to be verified before receiving, the information recorded by the data logger can be downloaded to the data station onsite. Alternatively, Cryoport can upload the temperature data from the data logger for analysis to the Cryoportal upon return of the shipper. The Cryoportal also acts as the data repository for all shipment and temperature information, which the customer can access remotely through the internet. Chain of condition service is available at the client’s election.

Chain-of-Custody

When overlaid with the carrier check-ins, the data monitor and analysis also provides a chain of custody. The report from the data monitor serves as analysis for temperature monitoring of the entire shipment as well as a tampering warning. If the client has elected to have chain of condition monitoring, each time the container is opened there is a temperature record. The report will identify outlier temperature excursions such as opening the shipment in customs or tampering and allow for more conclusive investigations to ensure specimen shipped were not adversely impacted during shipment.

Cryoport Express® Analytics

The Cryoportal is an important information technology element of our business strategy and has been designed to support planned future features to allow for an expansion of our solutions offering. Analytics is a term used by IT professionals to refer to performance benchmarks or Key Performance Indicators (KPI’s) that management utilizes to measure performance against desired standards. Examples for analytics tracked through the Cryoportal include time-based metrics for order processing time and on-time deliveries by our shipping partners, as well as profiling shipping lanes to determine average transit times and predicting potential shipping exceptions based on historical metrics. The analytical results are being utilized by Cryoport to render consultative and proactive customer services.

Biological Material Holders

A patented containment bag is used in connection with the shipment of infectious or dangerous goods using the Cryoport Express® Shippers. Up to 75 cryovials (polypropylene vials with high-density polyethylene closures), set on aluminum canes are placed into an absorbent pouch, which is designed to absorb the entire contents of all the vials in the event of leakage. This pouch is then placed in a watertight Tyvek bag (secondary packaging) capable of withstanding cryogenic temperatures, and then sealed. This bag is then placed into the well of the cryogenic shipper.

Other Product Candidates and Development Activities

We are continuing our research and development efforts to further refine our current technology as well as explore opportunities with partners to offer complementary packaging solutions for frozen temperature (- 10° Celsius or less), chilled temperature (2° to 8° Celsius) and ambient temperature (between 20° and 25° Celsius) shipping markets.

We also continue to further expand the functionality of our Cryoportal, to ensure a high level of effectiveness and efficiency in the cold chain logistics process and to allow for intelligent and easy data monitoring and analysis.

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

Manufacturing and Raw Materials

Manufacturing. Due to our adequate levels of dewar inventories for the coming year, manufacturing is currently suspended. The component parts for our shippers are primarily manufactured at third party manufacturing facilities. We also have a warehouse at our facility in Lake Forest, California, where we are capable of manufacturing certain parts and to fully assemble our shipppers. Most of the components that we use in the manufacture of our shippers are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, we have identified alternate qualified suppliers. Should this occur, we believe that with our current level of inventory of shippers we have enough inventory to cover our forecasted demand. There are no specific agreements with any manufacturer nor are there any long term commitments to any manufacturer. We believe that most of the manufacturers currently used by us could be replaced within a short period of time as none have a proprietary component or a substantial capital investment specific to our shippers.

Our production and manufacturing process incorporates innovative technologies developed for aerospace and other industries which are cost effective, easier to use and more functional than the traditional dry ice devices and other methods currently used for the shipment of temperature-sensitive materials. Our manufacturing process uses non-hazardous cleaning solutions, which are provided and disposed of by a supplier approved by the Environmental Protection Agency (the “EPA”). EPA compliance costs for us are therefore negligible.

Cryoport Express® High Volume Shippers are purchased from a third party and modified using our proprietary technology and know-how.

Raw Materials. Various common raw materials are used in the manufacture of our shippers and in the development of our technologies. These raw materials are generally available from several alternate distributors and manufactures. We have not experienced any significant difficulty in obtaining these raw materials and we do not consider raw material availability to be a significant factor in our business.

Patents and Proprietary Rights

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We currently own three registered United States trademarks and three issued United States patents primarily covering various aspects of our products. In addition, we have filed a patent application for various aspects of our shipper and web-portal, which includes, in part, various aspects of our business model referred to as the Cryoport Express® System, and we intend to file additional patent applications to strengthen our intellectual property rights. The technology covered by the above indicated issued patents relates to matters specific to the use of liquid nitrogen shippers in connection with the shipment of biological materials. The concepts include those of disposability, package configuration details, liquid nitrogen retention systems, systems related to thermal performance, systems related to packaging integrity, and matters generally relevant to the containment of liquid nitrogen. Similarly, the trademarks mentioned relate to the cryogenic temperature shipping activity. Issued patents and trademarks currently owned by us include:

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Oct. 21, 2022
Patent	6,119,465	Sep. 19, 2000	Sep. 18, 2020
Patent	6,539,726	Apr. 1, 2003	Mar 31, 2023
Trademark	7,583,478,7	Oct. 8, 2002	N/A
Trademark	7,748,667,3	Feb. 3, 2009	N/A
Trademark	7,737,454,1	Mar. 17, 2009	N/A

Our success depends in part upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to file trademark and patent applications covering any newly developed products, methods and technologies. However, there can be no guarantee that any of our pending or future filed applications will be issued as patents. There can be no guarantee that the U.S. Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of our pending applications or issued patents. Finally, there can be no guarantee that our issued patents or future issued patents, if any, will provide adequate protection from competition.

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

Customers and Distribution

As a result of growing globalization, including such areas as biotechnology and life science, clinical trials, distribution of pharmaceutical products and reproductive medicine, the requirement for effective and reliable solutions for keeping clinical samples, pharmaceutical products and other specimen at frozen temperatures takes on added significance due to more complex shipping routes, extended shipping times, custom delays and logistics challenges. Today, such specimens are traditionally shipped in styrofoam cardboard insulated containers packed with dry ice, gel/freezer packs or a combination thereof. The current dry ice solutions have limitations that severely limit their effective use for both short and long-distances (e.g., international). Conventional dry ice shipments often require labor-intensive “re-icing” operations resulting in higher labor and shipping costs.

With proper marketing and sales initiatives, we believe our patented cryogenic shippers and the Cryoportal logistics management platform make us well positioned to take advantage of the growing demand for effective and efficient international transport of temperature sensitive materials resulting from continued globalization. Of particular significance is the trend within the life sciences and biotechnology industries toward globalization. We believe that pharmaceutical companies conducting clinical trials in foreign countries represent a growing opportunity for Cryoport.

We provide domestic shipping solutions in situations where specimen must be kept at cryogenic temperatures and in regions where there is a high priority placed on maintaining the integrity of materials shipped at cryogenic temperatures.

Pharmaceutical Clinical Trials. Every United States based pharmaceutical company developing a new drug must seek drug development protocol approval by the FDA. These clinical trials are to, among other things, test the safety and efficacy of the potential new drug. A significant amount of clinical trial activity is managed by a number of large Clinical Research Organizations (“CROs”).

In connection with the clinical trials, due to globalization, the companies can be enrolled from all over the world and may regularly submit a blood or other specimen at the local hospital, doctor’s office or laboratory. These samples are then sent to specified testing laboratories, which may be local or in another country. The testing laboratories will typically set the requirements for the storage and shipment of blood specimens. In addition, drugs used by the patients may require frozen shipping to the sites of the clinical trials. While both domestic and international shipping of these specimens is accomplished using dry ice today, international shipments especially present several problems, as dry ice, under the best of circumstances, can only provide freezing for one to two days, in the absence of re-icing (which is quite costly). Because shipments of packages internationally can take longer than one to two days or be delayed due to flight cancellations, incorrect destinations, labor problems, ground logistics, customs delays and safety reasons, dry ice is not always a reliable and/or cost effective option. Clinical trial specimens are often irreplaceable because each one represents clinical data at a prescribed point in time, in a series of specimens on a given patient, who may be participating in a trial for years. Sample integrity during the shipping process is vital to retaining the maximum number of patients in each trial. Our shippers are ideally suited for this market, as our longer hold time ensures that specimens can be sent over long distances with minimal concern that they will arrive in a condition that will cause their exclusion from the trial. There are also many instances in domestic shipments where Cryoport Express® Shippers will provide higher reliability and be cost effective.

Furthermore, the IATA requires that all airborne shipments of laboratory specimens be transmitted in either IATA Instruction 650 or 602 certified packaging. We have developed and obtained IATA certification of our Cryoport Express® System, which is ideally suited for this market, in particular due to the elimination of the cost to return the reusable shipper.

Biotechnology and Diagnostic Companies. The biotechnology market includes basic and applied research and development in diverse areas such as stem cells, cloning, gene therapy, DNA tumor vaccines, tissue engineering, genomics, and blood products. Companies participating in the foregoing fields rely on the frozen transport of specimens in connection with their research and development efforts, for which our Cryoport Express® Shippers are ideally suited.

Central Laboratories. With the increase and globalization of clinical studies and trials, logistics has become more complex and ensuring sample integrity has become more challenging. International courier costs are now consuming a significant portion of global protocol budgets. We believe laboratories performing the testing of samples collected during the conduct of these global multi-site studies are looking for reliable state-of-the-art logistics solutions.

Pharmaceutical Distribution. The current focus for the Cryoport Express® System also includes the area of pharmaceutical distribution. There are a significant number of therapeutic drugs and vaccines currently or anticipated soon to be, undergoing clinical trials. After the FDA approves them for commercial marketing, it will be necessary for the manufacturers to have a reliable and economical method of distribution to the physician who will administer the product to the patient. It is likely that the most efficient and reliable method of distribution will be to ship a single dosage to the administering physician. These drugs are typically identified to individual patients and therefore will require a complete tracking history from the manufacturer to the patient. The most reliable method of doing this is to ship a unit dosage specifically for each patient. If such drugs require maintenance at frozen or cryogenic temperatures, each such shipment will require a frozen or cryogenic shipping package. Cryoport can provide the technology to meet this anticipated need.

Fertility Clinics and In Vitro Fertilization (“IVF”). Maintaining cryogenic temperatures during shipping and transfer of in vitro fertilization specimens like eggs, sperm, or embryos is critical for cell integrity in order to retain viability, stabilize the cells, and ensure reproducible results and successful IVF treatment. There are approximately 3,000 fertility clinics worldwide. Cryoport anticipates that this market will continue to grow; in the United States alone, the fertility market has grown to over $4.0 billion with over 1.3 million women seeking treatment each year. In the worldwide market, it is reported that there are over one billion IVF cycles per year and growing.

Sales and Marketing

We currently have two senior sales directors and one area sales manager in the United States, one senior sales director in Europe, one inside sales representative for IVF and a part time senior director of marketing promoting the use of our Cryoport Express® System on a direct basis. Given the global nature of our business, our sales and marketing initiatives should more thoroughly cover the Americas, Europe and Asia. For the fiscal year ended March 31, 2013, no customers account for more than 10% of total revenues.

Our geographical revenues for the fiscal year ended March 31, 2013 were as follows:

USA	58.2%
Europe	20.2%
Asia	14.4%
Rest of World	7.2%

We renewed our agreement with FedEx and plan to further expand our revenues and marketing efforts through the establishment of additional strategic partnerships with global integrators and freight forwarders and, subject to available financial resources, the hiring of additional marketing and sales personnel.

Cryoport Operations Centers

In addition to the services provided through our facility in Lake Forest, California, we have contracted with third parties to run our European Operations Center (located in Leiden, Holland) and Asian Operations Center (located in Singapore). The operations centers provide warehousing, shipping, receiving, refurbishing and recycling services for our shipping containers. This approach is a cost-effective way to initiate operations outside of the US and allows us to scale up as our business grows globally. In March 2013, we shut down a small third-party operations center in New Delhi, India without impact on our business or customers.

Industry and Competition

Our products and services are sold into a rapidly growing segment of the logistics industry focused on the temperature sensitive packaging and shipping of biological materials. Expenditures for “value added” packaging for frozen transport have been increasing for the past several years and, due in part to continued globalization, are expected to continue to increase even more in the future as more domestic and international biotechnology firms introduce pharmaceutical products that require continuous refrigeration at cryogenic temperatures. We believe this will require a greater dependence on passively controlled temperature transport systems (i.e., systems having no external power source). In addition, we expect that industry standards and regulations will be introduced globally, requiring more comprehensive tracking and validation of shipping temperatures.

We believe that growth in the following markets has resulted in the need for increased reliability, efficiencies and greater flexibility in the temperature sensitive segment of the logistics market:

•	gene and stem cell biotechnology;

•	cell lines;

•	vaccine production;

•	commercial drug product distribution;

•	clinical trials, including transport of tissue culture samples;

•	diagnostic specimens;

•	infectious sample materials;

•	inter/intra-laboratory diagnostic testing;

•	temperature-sensitive specimens;

•	biological samples, in general;

•	environmental sampling;

•	IVF; and

•	animal husbandry.

Many of the biological products in these above markets require transport in a frozen state as well as the need for shipping containers which have the ability to maintain a frozen, cryogenic environment (e.g., minus 150° Celsius) for a period ranging from two to ten days (depending on the distance and mode of shipment). These products include stem cells, semen, embryo, tissue, tissue cultures, cultures of viruses and bacteria, enzymes, DNA materials, vaccines, certain pharmaceutical products, etc.

The following comparisons apply only to the hardware portion of our solutions; our entire solutions integrate hardware, software and cold chain logistics know-how tailored to client requirements.

Cryoport Express Shippers (Liquid Nitrogen Dry Vapor) compared to Dry Ice Shipments

One problem faced by many companies operating in these specialized markets is the limited number of cryogenic shipping systems serving their needs. The currently adopted protocol and the most common method for packaging frozen transport in these industries is the use of solid-state carbon dioxide (dry ice). Dry ice is and has been used extensively in shipping to maintain a frozen state for a period of one to four days. Dry ice is used in the transport of many biological products, such as pharmaceuticals, laboratory specimens and certain infectious materials. The common approach to shipping these items via ground freight is to pack the product in a container, such as an expanded polystyrene (styrofoam) box or a molded polyurethane box, with a variable quantity of dry ice. The box is taped or strapped shut and shipped to its destination with freight charges based on its initial shipping weight. All dry ice shipping is considered dangerous goods shipping, requiring extra packaging steps and adding costs. It gives off carbon dioxide and sublimates unevenly and in short duration.

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

Two manufacturers of the polystyrene and polyurethane containers frequently used in the shipping and courier transport of dry ice frozen specimens are Insulated Shipping Containers, Inc. and Tegrant (formerly SCA Thermosafe). When these containers are used with dry ice, the average sublimation rate (e.g., the rate at which dry ice turns from a solid to a gaseous state) in a container with a 1 1/ 2 inch wall thickness is slightly less than three pounds per 24 hours. Other existing refrigerant systems employ the use of gel packs and ice substitutes for temperature maintenance. Gels and eutectic solutions (phase changing materials) with a wide range of phasing temperatures have been developed in recent years to meet the needs of products with varying specific temperature control requirements.

The use of dry ice and ice substitutes, however, regardless of external packaging used, are frequently inadequate because they do not provide low enough storage temperatures and, in the case of dry ice, last for only a few days without re-icing. As a result, companies run the risk of increased costs due to lost specimens and additional shipping charges due to the need to re-ice.

Some of the other disadvantages to using dry ice for shipping or transporting temperature sensitive products are as follows:

•	availability of a dry ice source;

•	handling and storage of the dry ice;

•	cost of the dry ice;

•	compliance with local, state and federal regulations relating to the storage and use of dry ice;

•	dangerous goods shipping regulations;

•	weight of containers when packed with dry ice;

•	securing a shipping container with a high enough R-value (which is a measure of thermal resistance) to hold the dry ice and product for the required time period;

•	securing a shipping container that meets the requirements of IATA, the DOT, the CDC, and other regulatory agencies; and

•	emission of greenhouse gases (primarily carbon dioxide) into the environment.

Due to the limitations of dry ice, specimens that require frozen shipping are more securely shipped at true cryogenic temperatures using a service such as liquid nitrogen dry vapor shippers (Cryoport Express Shippers) , or liquid nitrogen shippers where the specimen is kept over actual liquid nitrogen. However, liquid nitrogen is hazardous and has many pitfalls including safety and expense.

Cryoport Express Shippers (Liquid Nitrogen Dry Vapor) compared to Liquid Nitrogen Dewars/Tanks

There are distinct disadvantages when using liquid nitrogen compared to the dry vapor liquid nitrogen used in Cryoport Express® Shippers. Liquid nitrogen dewars/tanks are classified as dangerous goods and cannot be shipped as parcel. In addition, the liquid nitrogen has to be disposed of prior to returning the dewar/tank to its origin. These issues add additional procedural steps and costs to the shipment. In addition, there is a risk of liquid nitrogen leakage if the dewar/tank tips to the side during transport, which can cause bodily injury and compromise the specimen being shipped. Due to the use of our proprietary technology, our Cryoport Express® Shippers are not prone to leakage when on their side or inverted, thereby protecting the integrity of our shipper’s hold time and being safe for handling.

While both, liquid nitrogen dry vapor and liquid nitrogen shippers provide solutions to the issues encountered when shipping with dry ice, liquid nitrogen shippers have some draw backs. For example, the cost for a liquid nitrogen shipper typically can range from $650 to $4,000 per unit, which can substantially limit their use for the transport of many common biologics, particularly with respect to small quantities such as is the case with direct to the physician drug delivery. Because of the initial cost and limited production of these containers, they are designed to be reusable. However, the cost of returning these containers can be significant, particularly in international markets, because most applications require only one-way shipping. In addition, the logistics support of cryogenic shippers requires more sophisticated logistics management and discipline to ensure shippers are returned and recycled, especially for international shipments, which many companies do not have in place.

Cryoport’s solutions are totally comprehensive and integrated for maximum reliability, economy and total effectiveness. Cryoport’s total logistics solution enables life sciences companies to utilize the superior liquid nitrogen dry vapor technology without having to make capital investments or developing in-house logistics expertise and systems by offering a complete solution which includes the cloud-based Cryoportal logistics management platform, the temperature monitoring system and the 24/7/365 logistics support. Cryoport allows the customer to outsource logistics and focus on its core competencies while maintaining visibility of all shipping related information.

Within our intended biotechnology and life sciences markets for Cryoport Express® Shippers, there is limited known direct competition. We compete with liquid nitrogen and dry ice solutions by reason of the improved and integrated hardware and software technology in our products including our comprehensive logistics management software and through the use of our service enabled business model. The Cryoport Express® Solution provides a simple and cost effective solution for the frozen or cryogenic transport of biotech and life sciences materials. The Cryoportal assist the management, scheduling and shipping of the Cryoport Express® Shippers removing the burdens associated with other methods.

Traditional dry ice shippers and liquid nitrogen tank suppliers, such as MVE/Chart Industries, Taylor Wharton and Air Liquide, offer various models of dry vapor liquid nitrogen shippers that are not as cost efficient for multi-use and multi-shipment purposes due to their significantly greater unit costs and unit weight (which may substantially increase the shipping cost). On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources, have a broad manufactured product offering of other liquid nitrogen products and experience in research and development than we do.

Factors that we believe give us a competitive advantage are attributable to our software and shipping container which allows our shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak- proofness” of our package which determines compliance with shipping regulations and the overall weight and volume of the package which determines shipping costs, and our business model represented by the merged integration of our shipper with Cryoportal and Smart Pak datal ogger into a seamless shipping, tracking and monitoring solution.

Other companies that offer potentially competitive products include Industrial Insulation Systems, which offers cryogenic transport units and has partnered with Marathon Products Inc., a manufacturer and global supplier of wireless temperature data collecting devices used for documenting environmentally sensitive products through the cold chain and Kodiak Thermal Technologies, Inc. which offers, among other containers, a repeat use active-cool container that uses free piston stirling cycle technology. While not having their own shipping devices, BioStorage Technologies is potentially a competitive company through their management services offered for cold-chain logistics and long-term biomaterial storage. Cryogena offers a single use disposable LN2 shipper with better performance than dry ice, but it does not perform as well and is not as cost-effective as the Cryoport solution when all costs are considered. In addition, BioMatrica, Inc. is developing and offering technology that stabilizes biological samples and research materials at room temperature. They presently offer these technologies primarily to research and academic institutions; however, their technology may eventually enter the broader cold-chain market.

Research and Development

Our research and development efforts are focused on continually improving the features of our Cryoport Express® Solutions including the cloud-based Cryoportal and the Cryoport Express® Shippers. These efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the Cryoport Express® System. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2-8°C markets. Our research and development expenditures for the fiscal years ended March 31, 2013 and 2012 were $425,446 and $491,849, respectively with the largest portion being spent on software maintenance and development.

Employees

As of June 17, 2013, we had seventeen full-time employees, one consultant and two temporary employees.

Insurance

We currently maintain general liability insurance, with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation. Claims may be made against us that exceed these limits. In fiscal year 2013, we did not experience any claims against our professional liability insurance. Our liability policy is an “occurrence” based policy. Thus, our policy is complete when we purchased it and following cancellation of the policy it continues to provide coverage for future claims based on conduct that took place during the policy term. However, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be aware of the need for, or be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

We also maintain product liability insurance with coverage in the amount of $1,000,000 per year. In addition, we currently maintain cargo insurance for shipments for one customer, with coverage of up to $10,000 per shipment.

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

We have incurred net losses in each fiscal year since we commenced operations. The following table represents net losses incurred for each of our last two fiscal years:

Net Loss
Fiscal Year Ended March 31, 2013	$6,382,433
Fiscal Year Ended March 31, 2012	$7,832,928

As of March 31, 2013, we had an accumulated deficit of $66,311,448. While we expect to continue to derive revenues from our current products and services, in order to achieve and sustain profitable operations, we must successfully commercialize and launch our Cryoport Express® solution, significantly expand our market presence and increase revenues. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm to our March 31, 2013 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our cash and cash equivalent balance at March 31, 2013 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of June 17, 2013, we had cash and cash equivalents of $146,057. We have expended substantial funds developing and commercializing our Cryoport Express® Solutions and for general operating expenses. As a result, we have historically experienced negative cash flows from operations and we expect to continue to experience negative cash flows from operations in the future. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund future operations.

We are currently funding our operations through short-term bridge financing and plan to raise additional funds through an equity or debt offering to cover general working capital needs and sales and marketing initiatives to expand our customer base and increase revenues. If we are not able to raise sufficient funds and our projected revenues and cash-inflows are reduced or delayed, we may not have sufficient capital to operate through the secondquarter of our fiscal year 2014 or beyond. We are currently exploring various arrangements with respect to securing additional funding. However, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct our business operations. Any additional equity financing will involve substantial dilution to our then existing stockholders. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

If we are not successful in establishing strategic relationships with global couriers, we may not be able to successfully increase revenues and cash flow which could adversely affect our operations.

We believe that establishing strategic relationships with global couriers, such as our agreements with FedEx and DHL can drive growth. Such relationships will enable us to provide a seamless, end-to-end shipping solution to customers and allow us to leverage the couriers’ established express, ground and freight infrastructures and penetrate new markets with minimal investment. Further, we expect that the global couriers will utilize their sales forces to promote and sell our frozen shipping services. If we are not successful in launching our relationship with FedEx or DHL or establishing additional relationships with global couriers, our sales and marketing efforts will be significantly impacted and anticipated revenue growth will be delayed which could adversely impact on our operations.

Our agreements with FedEx and DHL may not result in a significant increase in our revenues or cash flow.

In January 2013, we entered into a master agreement with FedEx , renewing FedEx’s right to on a non-exclusive basis, promote, market and sell transportation of our shippers and our related value-added goods and services and providing FedEx with a non-exclusive license and right to use a customized version of our Cryoportal for the management of shipments made by FedEx customers. Because our agreement with FedEx does not contain any requirement that FedEx lease a minimum number of shippers from us during the term of the agreement, we may not experience a significant increase in our revenues or cash flows as a result of this agreement. On September 2, 2010, we entered into an agreement with DHL that will give DHL life sciences customers direct access to our web-based order entry and tracking portal to order our Cryoport Express® Shippers and preferred DHL shipping rates. Although the agreement provides shipping discounts that may be used to support our customers using our Cryoport Express® Solution, DHL will not be promoting, marketing or selling transportation of our shippers or services, which may not lead to any increase in our revenues.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve and we do not achieve positive cash flow from operations. Our ability to access the capital markets may be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans, including the commercialization and launch of our Cryoport Express® Solution and other research and development activities. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future financial disruptions or how long the current market conditions may continue.

The sale of substantial shares of our common stock may depress our stock price.

As of June 17, 2013, there were 38,260,628 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 44,663,099 shares of our common stock including shares to be issued upon the exercise of outstanding warrants and options or reserved for future issuance under our stock incentive plans, as further described in the following table:

Number of Shares of Common Stock Issuable or Reserved for Issuance

Common stock issuable upon exercise of outstanding warrants	37,027,198
Common stock issuable upon exercise of outstanding options or reserved for future incentive awards under our stock incentive plans	7,635,901

Total	44,663,099

Of the total options and warrants outstanding as of March 31, 2013, options and warrants exercisable for an aggregate of 2,626,977 shares of common stock would be considered dilutive to the value of our stockholders’ interest in Cryoport because we would receive upon exercise of such options and warrants an amount per share that is less than the market price of our common stock on March 31, 2013.

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

The degree of acceptance of our Cryoport Express® Solutions and/or Cryoport Express® Shippers, or any future product or services, by our current target markets, and any other markets to which we attempt to sell our products and services, and our profitability and growth will depend on a number of factors including, among others:

•	our shippers’ ability to perform and preserve the integrity of the materials shipped;

•	relative convenience and ease of use of our shipper and/or Cryoportal;

•	availability of alternative products;

•	pricing and cost effectiveness;

•	effectiveness of our or our collaborators’ sales and marketing strategy; and

•	the adoption cycles of our targeted customers.

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

We offer our solution primarily to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete prior to a company fully adopting the Cryoport Express® Solution. In addition, any such adoption may be on a gradual basis such that the customer progressively ramps up use of our Cryoport Express® Solution following adoption. The slow adoption process continues to adversely affect our ability to increase revenues.

We are dependent on an outside party for the continued development of our Cryoportal

Our proprietary Cryoportal is a software system used by our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. The continued development of this system is contracted with an outside software development company. If this developer becomes unable or unwilling to continue work on scheduled projects, and an alternative developer cannot be secured, we may not be able to implement needed enhancements to the system. Furthermore, if we terminate our agreement with this developer and cannot reach an agreement or fail to fulfill an agreement for the termination, we could lose our license to use this software. Failure to proceed with enhancements or the loss of our license for the system would adversely affect our ability to generate new business and serve existing customers, resulting in a reduction in revenue.

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

Our Cryoportal may be subject to intentional disruption that could adversely impact our reputation and future revenues.

We have implemented our Cryoportal which is used by our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. Although we believe we have sufficient controls in place to prevent intentional disruptions, we could be a target of cyber attacks specifically designed to impede the performance of the Cryoportal. Similarly, experienced computer programmers may attempt to penetrate our Cryoportal in an effort to search for and misappropriate proprietary or confidential information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our activities could be adversely affected and our reputation, brand and future sales harmed if these intentionally disruptive efforts are successful.

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

Our products, services and solutions are positioned to be competitive in the cold-chain logistics market. While there are technological and marketing barriers to entry, we cannot guarantee that the barriers we are capable of producing will be sufficient to defend the market share we wish to gain against current and future competitors. Our principal competitive considerations in our market include:

•	financial resources to allocate to proper marketing and an appropriate sales effort;

•	acceptance of our solutions business model;

•	acceptance of our services including per use fee structures;

•	keeping up technologically with ongoing development of enhanced features and benefits

•	reductions in the manufacturing cost of competitors’ products;

•	the ability to develop and maintain and expand distribution channels;

•	establishing our brand name;

•	our ability to deliver our products to our customers when requested;

•	our timing of introductions of new solutions, products and services; and

•	financial resources to support working capital needs and required capital investments.

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

As of June 17, 2013, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 9,365,085 shares of common stock (without regard to beneficial ownership limitations contained in certain warrants) assuming their exercise of all outstanding warrants, options or approximately 20.1% of our outstanding common stock. Of these shares of common stock, 2,857,139 shares, or approximately 7.0% of our common stock, will be beneficially owned by CNH Partners, LLC, and 2,500,428 shares, or approximately 6.2% of our outstanding common stock, will be beneficially owned by Emergent Financial Group (each calculated without regard to the shares of common stock that may be acquired by the other upon the exercise of its warrants and conversion of debt). As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

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

We need additional capital, and the sale of additional shares of common stock or other equity securities could result in additional dilution to our stockholders.

Our current cash and cash equivalents and anticipated cash flow from operations are insufficient to meet our cash needs. We require additional cash resources to fund our operations and may require additional funds in the future due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. The sale of additional equity securities, or debt securities convertible into equity securities, could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

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

The Company currently makes base lease payments of approximately $17,000 per month, due at the beginning of each month. We believe that these facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Additional space may be required, however, as we expand our research and development, manufacturing and selling and marketing activities.

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

Market Information

(a) Market Information. Presently, our common stock is quoted on the OTCQB, operated by the OTC Markets Group, Inc. under the symbol CYRX. On June 17, 2013, the last reported sale of our common stock was $0.24. The following table shows the high and low sales price of our common stock for the two fiscal years ended March 31, 2013 and 2012.

	Common Stock Sales Price
	High	Low
Fiscal Year 2013
Quarter Ended March 31, 2013	$0.61	$0.33
Quarter Ended December 31, 2012	$0.39	$0.11
Quarter Ended September 30, 2012	$0.51	$0.19
Quarter Ended June 30, 2012	$0.70	$0.37
Fiscal Year 2012
Quarter Ended March 31, 2012	$0.90	$0.60
Quarter Ended December 31, 2011	$1.24	$0.65
Quarter Ended September 30, 2011	$1.73	$0.96
Quarter Ended June 30, 2011	$1.60	$0.85

(b) Holders. As of June 17, 2013, the number of stockholders of record of the Company’s common stock was 146.

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

(e) Recent Sale of Unregistered Securities. The following is a summary of transactions by the Company during period covered by this report involving the issuance and sale of the Company’s securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and that have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K. All securities sold by the Company were sold to individuals, trusts or others who were accredited investors as defined under Regulation D under the Securities Act, as amended.

In the fourth quarter of fiscal 2013, the Company issued to certain accredited investors unsecured convertible promissory notes (the “Bridge Notes”) in the original principal amount of $1,294,500. The Bridge Notes accrue interest at a rate of 15% per annum from date of issuance until January 31, 2013 and at a rate of 5% per annum from February 1, 2013 through the date of payment, in each case on a non-compounding basis. All principal and interest under the Bridge Notes will be due on December 31, 2013. In the event the Company designated and issued preferred stock while the Bridge Notes were outstanding, the Bridge Notes were convertible into shares of such preferred stock at a conversion rate equal to the price per share paid to the Company in connection with the issuance of such preferred stock at the option of the holder of the Bridge Notes.

Effective on April 19, 2013, the Company amended the Bridge Notes whereby in the event that the Company issues one or more types of equity securities (a “Transaction”) before the maturity of the Bridge Notes, the holder may elect to convert all or a portion of the principal and accrued interest into shares of such equity securities issued in a Transaction at a conversion rate equal to the price per share paid to the Company in connection with the issuances. The Company is required to notify the holder of a Transaction within 10 days of each Transaction and the holder has the option until the later of (a) ten (10) days after such notices or (b) December 15, 2013 to elect in writing to convert.

In April 2012, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.50 per share to a consultant for services rendered to the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended March 31, 2013. These selected financial summaries should be read in conjunction with the financial information contained for each of the two years in the period ended March 31, 2013, included in the consolidated financial statements and notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and other information provided elsewhere herein.

Years Ended March 31,

(in thousands, except per share data)

	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Revenues	$1,101	$556	$476	$118	$35

Cost of revenues	1,588	1,392	1,303	718	546
Gross loss	(487)	(836)	(827)	(600)	(511)
Selling, general and administrative	5,412	6,106	4,321	3,313	2,387
Research and development	425	492	449	284	297
Total operating expenses	5,837	6,598	4,770	3,597	2,684
Loss from operations	(6,324)	(7,434)	(5,597)	(4,197)	(3,195)
Other (expense) income:
Interest income	-	12	16	8	32
Interest expense	(72)	(528)	(619)	(7,029)	(2,693)
Loss on sale of fixed assets	—	—	—	(9)	—
Loss on extinguishment of debt	—	—	—	—	(10,847)
Change in fair value of derivative liabilities	16	119	50	5,577	—
Net loss before income taxes	(6,380)	(7,831)	(6,150)	(5,650)	(16,703)
Income taxes	2	2	2	2	2
Net loss	$(6,382)	$(7,833)	$(6,152)	$(5,652)	$(16,705)
Net loss per common share, basic and diluted	$(0.17)	$(0.27)	$(0.46)	$(1.13)	$(4.05)
Weighted average shares used in computing net loss per common share, basic and diluted	37,761	28,975	13,302	5,011	4,124

As of March 31,

(in thousands)

	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents	$563	$4,618	$9,278	$3,630	$250
Working capital (deficit)	(1,539)	4,024	6,760	1,995	(3,693)
Total assets	1,756	6,214	11,031	4,777	1,573
Convertible notes and accrued interest, net	1,305	338	2,401	2,502	3,883
Other long-term obligations	1,322	1,375	1,423	1,478	1,601
Accumulated deficit	(66,311)	(59,929)	(52,096)	(45,944)	(30,634)
Total stockholders’ equity (deficit)	(2,063)	3,730	5,948	(915)	(4,776)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

We provide leading edge frozen shipping logistics solutions to the biotechnology and life science industries. Since 2008, through the combination of purpose-built proprietary hardware and software technologies and logistics knowhow known as “total turnkey management” we have provided total logistics management to the biotechnology and life sciences industries. Our solutions are disruptive to “old technologies” and provide reliable, economic alternatives to currently existing products and services utilized for frozen shipping in biotechnology and life sciences including stem cells, cell lines, vaccines, diagnostic materials, semen and embryos for in-vitro fertilization, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures. In addition, our solutions can contribute to the reliability, efficiency, and effectiveness of clinical trials.

Cryoport Express® Solutions include a cloud-based logistics management software branded as the CryoportalTM. The Cryoportal supports the management of the entire shipment process through a single interface which includes initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. Cryoport’s total turnkey logistics solutions offer reliability, cost effectiveness, and convenience, while the use of recyclable and reusable components provides “green”, environmentally friendly solutions. The Cryoportal provides an array of unique information dashboards and validation documentation for each and every shipment.

Integral to our logistics solutions are the Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers) which are cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) “dry vapor” technology. Cryoport Express® Shippers are non-hazardous, IATA (International Air Transport Association) certified, and validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express® Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

Cryoport Express® Solutions include recording and retaining a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained. This recorded and archived information allows our customers to meet the exacting requirements necessary for scientific work and for regulatory purposes. Cryoport Express® Solutions can be used by customers, as a “turnkey” solution, through direct access to the cloud-based Cryoportal, or by contacting Cryoport client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care team and also provides complete training and process management services to support each client’s specific requirements.

Since 2010, Cryoport Express® Solutions have been the Company’s principal focus for development and commercialization. During fiscal year 2013, the Company approach to the market was adjusted to a solutions orientation and it expanded its service offering to address specific market needs in the biotechnology and life science industries. As a solutions provider, Cryoport tailors frozen logistics solutions to client requirements. In addition to custom solutions, the Company’s primary customer facing solutions offerings are as follows:

•	Cryoport Express® Solution

The fully outsourced turnkey logistics solution described herein.

•	Customer-Staged Solution

Cryoport ships an inventory of Cryoport Express® Shippers to the customer (uncharged and in bulk) enabling the customer to charge the shippers at their facility, process their orders through the Cryoportal which permits Cryoport Client Care to oversee the each shipment and the return the shippers to Cryoport for cleaning, testing and refurbishing. Cryoport Client Care provides the 24/7/365 logistics services utilizing its Cryoportal logistics platform.

•	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express® Shipper(s) to the customer enabling the customer to utilize its internal expertise to manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

•	Customer Integrated Logistics

The Cryoport logistics team provides a tailored and full range of logistics support solutions. In addition to tailoring a management solution, the robust, enterprise grade Cryoportal is used to provide complete logistics services while enabling the customer to utilize their own packaging solutions or Cryoport Express® Shippers. Cryoport can provide onsite logistics personnel allowing the customer to fully outsource their cold chain logistics needs to Cryoport and focus on its core competencies.

•	Distribution Partnerships

“Powered by Cryoport” is an important partnership arrangements with integrators, freight forwarders and other logistics providers, enabling partners to expand their solutions offering by adding the total Cryoport Express® Shipper solution to their customer offering.

We offer our solutions to companies in the biotechnology and life sciences industries and specific verticals including manufacturers of stem cells and cell lines, diagnostic laboratories, bio-pharmaceuticals, in-vitro fertilization, cord blood, vaccines, tissue, animal husbandry, and other producers of commodities requiring reliable frozen solutions for logistics problems.

These companies operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take up to nine to eighteen months or longer to complete prior to a potential customer adopting Cryoport Express® Solutions.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm to our March 31, 2013 and 2012 consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

There are significant uncertainties, which may negatively affect our operations. These are principally related to (i) the expected ramp up of revenues of Cryoport Express® Solutions, (ii) the lack of firm purchasing commitments from our customers due to the on-demand nature of our business, (iii) the success in bringing additional products to market in response to customer demands, and (iv) risks associated with scaling company operations to meet demand. Moreover, there is no assurance as to when, if ever, we will be able to conduct our operations on a profitable basis. Our limited historical revenues for our reusable product, limited revenues to date of our Cryoport Express® Solutions and the lack of any purchase requirements in our existing distribution agreements, make it difficult to identify any trends in our business prospects.

While we increased revenue year-over-year by 98% to $1.1 million for the fiscal year ended March 31, 2013, our revenue is still significantly lower than our operating expenses during the year and we have no assurance of the level of future revenues. We incurred a net loss of $6.4 million and used cash of $4.8 million in our operating activities during the year ended March 31, 2013. We had negative working capital of $1.5 million, and had cash and cash equivalents of $0.6 million at March 31, 2013.

We currently fund our operations through short-term bridge financing (see Note 8 of the notes to the consolidated financial statements) and plan to raise additional funds through an equity offering to cover general working capital needs and sales and marketing initiatives to expand our customer base and increase sales. There is no assurance that funds can be secured or if these funds would allow us to continue our operations until more significant revenues can be generated or more funding can be secured. These matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations.

	2013 (‘000)	2012 (‘000)
Revenues	$1,101	$556
Cost of revenues	1,588	1,392
Gross loss	(487)	(836)
Operating expenses:
Selling, general and administrative	5,412	6,106
Research and development	425	492
Total operating expenses	5,837	6,598
Loss from operations	(6,324)	(7,434)
Other income (expense):
Interest income	-	12
Interest expense	(72)	(528)
Change in fair value of derivative liabilities	16	119
Total other expense, net	(56)	(397)
Loss before income taxes	(6,380)	(7,831)
Income taxes	2	2
Net loss	$(6,382)	$(7,833)
Net loss available to common stockholders per common share:
Basic and diluted loss per common share	$(0.17)	$(0.27)

28

	2013 (‘000)	2012 (‘000)
Weighted average common shares outstanding:
Basic and diluted	37,761	28,975

Years ended March 31, 2013 and 2012:

Revenues. Revenues were $1,100,539 for the year ended March 31, 2013, as compared to $555,637 for the year ended March 31, 2012. The $544,902 or 98.1% increase is primarily driven by an increase in the number of customers utilizing our services as well as an increase in volume of certain customers compared to the prior year. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market/in vitro fertilization market, and research institutions. Five customers generated in excess of $50,000 in revenues during fiscal 2013 compared to only two customers in the prior year. The number of customers that shipped multiple times during the year more than doubled, compared the prior year. The increase in revenues is partially the result of positive responses to targeted telemarketing activities and email marketing campaigns to the in-vitro-fertilization/reproductive medicine market to broaden the awareness of our solution in this space. In addition, the increase in revenues was also due, in part, to the commencement of the implementation of our first customer integrated solution in February of 2013, whereby we were engaged to manage shipments of a specific vaccine from the manufacturing site in the United States to both, domestic customers and international distribution centers.

Gross loss and cost of revenues. Gross loss for the year ended March 31, 2013 was 44% of revenues, or $487,284, as compared to 151% of revenues, or $836,823, for the prior year. Cost of revenues for the year ended March 31, 2013 was 144% of revenues, or $1,587,823 as compared to 251% of revenues, or $1,392,460, for the prior year. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments. The cost of revenues exceeded revenues due to fixed costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5,411,728 for the year ended March 31, 2013, as compared to $6,106,006 for the prior year. The $694,278 decrease reflects the decrease in consulting expenses, headcount, in particular a temporary decrease in the sales and marketing department due to the replacement of certain sales representatives, and the resignation of our Chief Executive Officer in April 2012, who was not replaced until November 2012, partly offset by stock-based compensation expenses for stock option grants issued to three members of the Company’s board of directors as compensation for their services as members of the Office of the Chief Executive Officer during that interim period.

Research and development expenses. Research and development expenses were $425,446 for the year ended March 31, 2013, as compared to $491,849 for the prior year. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solution, with the primary focus on further expanding the capabilities of our cloud-based logistics management platform, the CryoportalTM. We use an outside software development company to provide these services.

Interest expense. Interest expense was $72,861 for the year ended March 31, 2013, as compared to $527,753 for the prior year. Interest expense for the year ended March 31, 2013 included, stated interest expense on the convertible debt of $13,018, amortization of the debt discount and deferred financing costs of $17,514, and accrued interest on our related party notes payable of $42,216. Interest expense for the prior 2012 included the value on warrants issued to convertible debt holders of $156,999, stated interest expense on the convertible debt of $122,824, amortization of the debt discount of $197,225, and accrued interest on our related party notes payable of $48,036.

Interest income. Interest income was zero for the year ended March 31, 2013 as compared to $11,940 for the prior year.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $16,486 for the year ended March 31, 2013, compared to a gain of $119,163 for the prior year. The gain for the year ended March 31, 2013 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the year ended March 31, 2013 decreased by $1,450,495 to $6,382,433 or ($0.17) per share compared to a net loss of $7,832,928 or ($0.27) per share for the prior year. The decrease of net loss per share compared to the prior year is a result of the decrease in the net loss as described above and the increase in the weighted average common shares outstanding from 29.0 million to 37.8 million. This increase is primarily due to common stock issued in connection with the Company’s private placements late in fiscal 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash and cash equivalents of $563,104 and negative working capital of $1,539,103. As of March 31, 2012, the Company had cash and cash equivalents of $4,617,535 and working capital of $4,024,120. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through March 2013, we have received net proceeds of approximately $34.1 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

For the year ended March 31, 2013, we used $4,785,144 of cash for operations primarily as a result of the net loss of $6,382,433 including non-cash expenses of $693,180 for the fair value of stock options and warrants. Net operating losses decreased as a result of a decrease in headcount. Offsetting the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts payable and accrued expenses of $443,562. Net cash used in operating activities also was offset by $2,525 for other working capital uses.

Net cash used in investing activities totaled $178,682 during the year ended March 31, 2013, and was attributable to the purchase of property and equipment of $156,200 and the purchase of intangible assets of $22,482.

Net cash provided by financing activities totaled $909,395 during the year ended March 31, 2013, and resulted primarily from net proceeds received from issuance of convertible debt during the fourth quarter of fiscal 2013 in the amount of $1,294,500. This was partially offset by the payment of financing costs of $206,305, repayment of related party notes of $96,000 and repayment of convertible debt of $82,800.

As discussed in Note 1 of the accompanying consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. As discussed above, the Company completed a private placement in March of 2012 and received proceeds from issuance of convertible debt as bridge financing in the fourth quarter of fiscal 2013. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions. As discussed in Note 16 of the accompanying audited consolidated financial statements, the Company issued additional unsecured convertible promissory notes in principal amount of $608,751 in the first quarter of fiscal 2014. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations and until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2014. In addition, management will continue to review its operations for further cost reductions to extend the time that the Company can operate with its current cash on hand and additional bridge financing and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes.

Additional funding plans may include obtaining additional capital through equity and/or debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013, and the effects such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$433	$213	$220	$—	$—
Bridge Notes	1,305	1,305	—	—	—
Other Long-term Debt Obligations	1,418	96	1,322	—	—
Total	$3,156	$1,614	$1,542	$—	$—

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

Revenue Recognition

Per Use Revenues

We provide shipping containers to our customers and charge a fee in exchange for the use of the container. Our arrangements are similar to the accounting standard for leases since we convey the right to use the containers over a period of time. We retain title to the containers and provide our customers the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to us.

We recognize revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials, and at the time that collectability is reasonably certain. Revenue is based on gross net of discounts and allowances.

We also provide logistics support and management to some customers, which may include onsite logistics personnel. Revenue is recognized for these services as services are rendered and at the time that collectability is reasonably certain.

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

Our business plan focuses on per-use leasing of the shipping container and value-added services that will be used by us to provide an end-to-end and cost-optimized shipping solution. We provide shipping containers to our customers and charge a fee in exchange for the use of the container. Our arrangements are similar to the accounting standard for leases since we convey the right to use the containers over a period of time. We retain title to the containers and provide our customers the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to us. The Company’s current inventory consists of accessories that are sold and shipped to customers along with loaned containers and not returned to the Company with the containers at the culmination of the customer’s shipping cycle.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Cryoport Express ® Shippers	3 years
Furniture and fixtures	7 years
Machinery and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life

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

Derivative Liabilities

Our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, and the fair value of these common stock purchase warrants, some of which have exercise price reset features and some that were issued with convertible debt, was reclassified from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model.

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

Income Taxes

We account for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2013 and 2012, there were no unrecognized tax benefits included in the accompanying balance sheets that would, if recognized, affect the effective tax rates. Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2013 and 2012, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended March 31, 2013. We are subject to taxation in the United States and various state jurisdictions. As of March 31, 2013, the Company is no longer subject to U.S. federal examinations for years before 2009 and for California franchise and income tax examinations before 2008. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents and interest expense on our revolving credit facility.

Based on our overall cash and cash equivalents interest rate exposure at March 31, 2013, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
Chief Executive Officer and Director

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

June 25, 2013

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Compensation and Related Matters” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2013 (the “2013 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report on Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Matters” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2013.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2013.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2013.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2013 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended March 31, 2013.

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

See Exhibit Index

CRYOPORT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

CryoPort, Inc.

We have audited the accompanying consolidated balance sheets of CryoPort, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CryoPort, Inc. at March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has had negative cash flows from operations since inception. Although the Company has cash and cash equivalents of $563,104 at March 31, 2013, management has estimated that cash on hand, which include proceeds from convertible bridge notes received in the fourth quarter of fiscal 2013, will only be sufficient to allow the Company to continue its operations into the second quarter of fiscal 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

June 25, 2013

CRYOPORT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$563,104	$4,617,535
Restricted cash	-	251,368
Accounts receivable, net of allowances of $8,700 in 2013 and $5,500 in 2012	217,097	146,124
Inventories	39,212	51,754
Other current assets	138,892	65,970
Total current assets	958,305	5,132,751
Property and equipment, net	505,485	682,021
Intangible assets, net	272,263	379,083
Deposits and other assets	19,744	19,744
Total assets	$1,755,797	$6,213,599
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$858,709	$401,399
Accrued compensation and related expenses	217,432	235,996
Convertible debentures payable and accrued interest, net of discount of $8,843 in 2012	1,304,419	337,902
Current portion of related party notes payable	96,000	96,000
Derivative liabilities	20,848	37,334
Total current liabilities	2,497,408	1,108,631
Related party notes payable and accrued interest, net of current portion	1,321,664	1,375,448

Total liabilities	3,819,072	2,484,079
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 37,760,628 shares issued and outstanding at March 31, 2013 and 2012	37,761	37,761
Additional paid-in capital	64,210,412	63,620,774
Accumulated deficit	(66,311,448)	(59,929,015)
Total stockholders’ (deficit) equity	(2,063,275)	3,729,520
Total liabilities and stockholders’ (deficit) equity	$1,755,797	$6,213,599

See accompanying notes to consolidated financial statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012
Revenues	$1,100,539	$555,637
Cost of revenues	1,587,823	1,392,460
Gross loss	(487,284)	(836,823)
Operating expenses:
Selling, general and administrative	5,411,728	6,106,006
Research and development	425,446	491,849
Total operating expenses	5,837,174	6,597,855

Loss from operations	(6,324,458)	(7,434,678)
Other (expense) income:
Interest income	-	11,940
Interest expense	(72,861)	(527,753)
Change in fair value of derivative liabilities	16,486	119,163
Total other expense, net	(56,375)	(396,650)
Loss before provision for income taxes	(6,380,833)	(7,831,328)
Provision for income taxes	1,600	1,600
Net loss	$(6,382,433)	$(7,832,928)
Net loss per common share, basic and diluted	$(0.17)	$(0.27)
Basic and diluted weighted average common shares outstanding	37,760,628	28,974,843

See accompanying notes to consolidated financial statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Additional		Total
					Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Defict) Equity
Balance at April 1, 2011	—	$—	27,504,604	$27,505	$58,016,991	$(52,096,087)	$5,948,409
Exercise of warrants for cash	—	—	742,380	742	570,888	—	571,630
Cashless exercise of warrants	—	—	36,090	36	(36)	—	—
Offering costs in connection with the February 2011 private placement offering	—	—	—	—	(36,543)	—	(36,543)
Estimated fair value of common stock warrants issued to convertible debenture holders	—	—	—	—	156,999	—	156,999
Issuance of units in private placement offering, net of offering costs of $572,255	—	—	9,477,554	9,478	4,630,922	—	4,640,400
Stock-based compensation related to stock options and warrants issued to consultants, employees and directors	—	—	—	—	281,553	—	281,553
Net loss	—	—	—	—	—	(7,832,928)	(7,832,928)
Balance at March 31, 2012	—	—	37,760,628	37,761	63,620,774	(59,929,015)	3,729,520
Offering costs in connection with the February 2012 private placement offering	—	—	—	—	(103,542)	—	(103,542)
Stock-based compensation related to stock options and warrants issued to consultants, employees and directors	—	—	—	—	693,180	—	693,180
Net loss	—	—	—	—	—	(6,382,433)	(6,382,433)
Balance at March 31, 2013	—	$—	37,760,628	$37,761	$64,210,412	$(66,311,448)	$(2,063,275)

See accompanying notes to consolidated financial statements.

CRYOPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(6,382,433)	$(7,832,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393,959	343,029
Amortization of debt discount and deferred financing costs	17,514	197,225
Fair value of warrants issued to convertible debenture holders	-	156,999
Fair value of stock options and warrants issued to consultants, employees and directors	693,180	559,091
Change in fair value of derivative instruments	(16,486)	(119,163)
Loss on write-off of intangible assets	17,046	-
Loss on disposal of cryogenic shippers	51,033	8,362
Interest accrued on restricted cash	-	(274)
Changes in operating assets and liabilities:
Accounts receivable	(70,973)	(90,330)
Inventories	12,542	(7,530)
Other assets	34,912	174,151
Accounts payable and accrued expenses	443,568	(62,241)
Accrued compensation and related expenses	(18,564)	(166,750)
Accrued interest	39,558	60,225
Net cash used in operating activities	(4,785,144)	(6,780,134)
INVESTING ACTIVITIES
Purchases of intangible assets	(22,482)	(125,420)
Purchases of property and equipment	(156,200)	(262,641)

Net cash used in investing activities	(178,682)	(388,061)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cash paid for issuance costs	-	4,718,880
Proceeds from issuance of convertible debt	1,294,500	-
Repayment of convertible debt	(82,800)	(2,273,028)
Repayment of offering and deferred financing costs	(206,305)	(158,270)
Repayment of related party notes payable	(96,000)	(102,000)
Restricted cash – convertible debenture holder escrow account funds	-	(251,368)
Proceeds from release of restricted cash	-	91,443
Payment on line of credit	-	(90,000)
Proceeds from exercise of options and warrants	-	571,630
Net cash provided by financing activities	909,395	2,507,287
Net change in cash and cash equivalents	(4,054,431)	(4,660,908)
Cash and cash equivalents, beginning of year	4,617,535	9,278,443
Cash and cash equivalents, end of year	$563,104	$4,617,535
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	15,676	113,305
Income taxes	1,600	1,600
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs in connection with equity financing included in accounts payable	$53,747	$78,480

Deferred financing costs in connection with convertible debt payable included in accounts payable	$38,475	$—

Release of restricted cash for repayment of convertible debentures payable	$251,368	$—

Cashless exercise of warrants and stock options	$—	$36

See accompanying notes to consolidated financial statements.

CRYOPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Cryoport, Inc. (the “Company”, “Cryoport” or “we”) serves the biotech industries providing comprehensive solutions for frozen cold chain logistics, primarily in the life science industries. Its solutions are novel, new and reliable alternatives to currently existing products and services utilized for frozen shipping of bio-pharmaceuticals and biologics, including stem cells, cell lines, vaccines, diagnostic materials, semen and embryos for in-vitro fertilization, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures. Cryoport’s solutions can contribute to both the efficiency and effectiveness of clinical trials.

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

Integral to this solution are also, in part, the Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers) which are cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) based technology. Cryoport Express® Shippers are non-hazardous, IATA (International Air Transport Association) certified, and are validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solutions provide a fully documented “chain-of-custody” and at customer request “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained. Cryoport Express® Solutions can be used by customers, as a “turnkey” solution, through direct access to the cloud-based Cryoportal, or by contacting Cryoport client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care team and also provides complete training and process management services to support each customer’s requirements.

Cryoport Express® Solutions have been the Company’s principal focus for development and commercialization. In addition, during the first half of fiscal year 2013, the Company expanded its solutions to address specific market needs in the biotechnology and life science industries. The primary Cryoport solutions offerings are as follows:

•	Cryoport Express® Solution

The fully outsourced turn-key logistics solution described above.

•	Customer-Staged Solution

Cryoport ships an inventory of Cryoport Express® Shippers to the customer (uncharged and in bulk) enabling the customer to charge the shippers at their facility, process their orders through the Cryoportal which Cryoport Client Care to oversee each shipment and return the shippers to Cryoport for cleaning, testing and refurbishing. Cryoport provides the 24/7/365 logistics services utilizing its Cryoportal logistics platform.

•	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express® Shipper(s) to the customer enabling the customer to utilize their internal expertise to manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

•	Customer Integrated Logistics

The Cryoport logistics team provides a tailored and full range of logistics support solutions. In addition to tailoring a management solution, the robust, enterprise-grade Cryoportal is used to provide complete logistics services while enabling the customer to utilize their own packaging solutions or Cryoport Express® Shippers. Cryoport can provide onsite logistics personnel, allowing the customer to fully outsource their cold chain logistics needs component to Cryoport to focus on its core competencies.

•	Distribution Partnerships

“Powered by Cryoport” are important partnership arrangements with integrators, freight forwarders and other logistics providers, enabling partners to expand their solutions offering by adding the total Cryoport Express® Solution to their customer offering.

One of our distribution partnership solutions engagements involves an agreement with Federal Express Corporation (“FedEx”) to provide frozen shipping logistics services through the combination of our purpose built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution, on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, the Company has developed a FedEx branded portal, which is “powered by the Cryoport”, for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

During the fourth quarter of fiscal 2013, the Company entered into a master agreement (“FedEx Agreement”) with FedEx renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our Cryoportal for the management of shipments made by FedEx customers. The Agreement was effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015.

The Company continues its agreement with another global courier, DHL Express (USA), Inc. (“DHL”) that gives DHL life science customers direct access to the Company’s web-based order entry and tracking portal to order CryoPort Express® Dry Shippers and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support the Company’s customers using Cryoport Express® Solutions. In connection with the agreement, the Company has integrated its proprietary web portal to DHL’s tracking and billing systems to provide DHL life science customers with a seamless way of shipping their critical biological material worldwide.

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc., “Zoetis”) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company will provide on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of its logistics management services, the Company will analyze shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive to their destinations in specified conditions, on-time and with the optimum uses of resources. Initially, the Company will manage Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers.

We offer our solutions to companies in the biotechnology and life science industries and are targeting specific verticals including biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market/in vitro fertilization market, and research institutions. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take six to eighteen months or longer to complete prior to a potential customer adopting the Cryoport Express® Solution.

Going Concern

The consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at March 31, 2013, we had an accumulated deficit of $66,311,448 and we had a net loss of $6,382,433 and we used cash in operations of $4,785,144 during the year ended March 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at March 31, 2013, together with the revenues generated from our services, the continued focus on cost reductions of non-sales generating costs will be sufficient to sustain our planned operations into the second quarter of fiscal year 2014; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp together with cost reduction measures will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully achieve significant revenue increases or its cost reduction strategies, or to complete any other financing will adversely impact our ability to continue as a going concern. To address this issue, the Company has instituted cost containment measures and is seeking additional capitalization to properly fund its efforts to become a self-sustaining financially viable entity.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of CryoPort, Inc. and its wholly owned subsidiary, CryoPort Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, valuation of derivative liabilities and valuation of common stock, warrants and stock options issued for products or services.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related-party notes payable, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at March 31, 2013 and 2012. The difference between the fair value and recorded values of the related party notes payable is not significant. The Company’s restricted cash is carried at amortized cost which approximates fair value at March 31, 2013 and 2012.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit insurance coverage limits up to $250,000 per owner. At March 31, 2013 and 2012, the Company had approximately $214,000 and $0, respectively, which exceeded the FDIC insurance limit, of cash balances, including restricted cash. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Restricted Cash

In conjunction with the private placement in February 2012, the Company was required to deposit $444,168 into an escrow account representing the total future principal payments due to one the convertible debenture holders (see Note 8). At March 31, 2012, $251,368 remained in escrow and was disbursed to the note holder during the first quarter of fiscal year 2013. Previously, the Company also invested cash in a one year restricted certificate of deposit bearing interest at 1% which served as collateral for borrowings under a line of credit agreement (see Note 6). During 2012 the Company repaid the line of credit and the previously restricted cash balances were released to the Company.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2013 and 2012 are net of reserves for doubtful accounts of $8,700 and $5,500, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign revenues primarily in Europe, Japan, Canada, India and Australia. During fiscal years 2013 and 2012, the Company had foreign revenues of approximately $460,000 and $301,000, respectively, which constituted approximately 42% and 54% of total revenues, respectively.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. At March 31, 2013, no customers accounted for more than 10% of revenues. At March 31, 2012, annual revenues from two major customers accounted for 26% of our total revenues. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers that are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise of 87% and 84% of the Company’s net property and equipment balance at March 31, 2013 and 2012, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2013.

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

During the year ended March 31, 2013 and 2012, the Company incurred $103,542 and $572,255, respectively of offering costs in connection with the private placement that closed in February and March 2012, which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of March 31, 2013 and 2012, offering costs of $53,747 and$78,480, respectively, related to the private placement were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

In connection with the convertible debt financing in the fourth quarter of 2013, the Company incurred financing costs which were capitalized and are being amortized over the term of the convertible notes payable using the straight-line method which approximates the effective interest method (see Note 8).

During the year ended March 31, 2011, the Company incurred $465,023 of offering costs in connection with the private placement that closed in August and October 2010 and $1,311,582 of offering costs from the private placement that closed in February 2011; both of which were charged to additional paid-in capital and netted against the proceeds received in the private placements. During the year ended March 31, 2012, the Company made payments of $158,270 for offering costs and financing fees related to the February 2011 private placement of which $121,727 was included in accounts payable and accrued expenses as of March 31, 2011.

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

ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. As of March 31, 2013 and 2012, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2013 and 2012, respectively and has not recognized interest and/or penalties in the consolidated statement of operations for the years ended March 31, 2013 and 2012. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2013, the Company is no longer subject to U.S. federal examinations for years before 2009 and for California franchise and income tax examinations for years before 2008. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

The Company also provides logistics support and management to some customers, which may include onsite logistics personnel. Revenue is recognized for these services as services are rendered and at the time that collectability is reasonably certain.

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of sales in the accompanying consolidated statements of operations.

Research and Development Expenses

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses to date have consisted primarily of costs associated with the continually improving the features of the CryoPort Express® Solution including the web based customer service portal and the CryoPort Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the CryoPort Express® Solution. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2-8°C markets.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at March 31, 2013 and 2012 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during years ended March 31, 2013 and 2012.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period with any convertible debt. For the years ended March 31, 2013 and 2012, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options, warrants and convertible notes payable on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 38,172,000 and 34,128,000 for the years ended March 31, 2013 and 2012, respectively.

Segment Reporting

We currently operate in only one segment.

Note 2. Inventories

Inventories consist of the following:

	March 31, 2013	March 31, 2012
Raw materials	$28,533	$32,559
Finished goods	10,679	19,195
	$39,212	$51,754

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

Note 3. Property and Equipment

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows:

	March 31,
	2013	2012
Cryogenic shippers	$962,565	$882,471
Furniture and fixtures	30,746	30,746
Machinery and equipment	380,526	377,919
Leasehold improvements	30,913	30,913
	1,404,750	1,322,049
Less accumulated depreciation and amortization	(899,265)	(640,028)
	$505,485	$682,021

The Company’s current business plan focuses on per-use leasing of shipping containers and added-value services that will be used by us to provide an end-to-end and cost-optimized shipping solutions.

Total depreciation and amortization expense related to property and equipment amounted to $281,703 and $241,838 for the years ended March 31, 2013 and 2012, respectively.

Note 4. Intangible Assets

Intangible assets are comprised of patents and trademarks and software developed for internal uses. The gross book values and accumulated amortization as of March 31, 2013 and 2012 were as follows:

	March 31,
	2013	2012
Patents and trademarks	$154,214	$131,856
Software development costs	547,127	564,049
	701,341	695,905
Less accumulated amortization	(429,078)	(316,822)
	$272,263	$379,083

Amortization expense for intangible assets for the years ended March 31, 2013 and 2012 was $112,256 and $101,191, respectively. All of the Company’s intangible assets are subject to amortization.

Years Ending March 31,	Patents and Trademarks	Software	Total Intangibles
2014	$21,078	$90,715	$111,793
2015	20,034	42,851	62,885
2016	19,617	30,153	49,770
2017	19,617	8,581	28,198
2018	19,617	-	19,167
	$99,963	$172,300	$272,263

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

The following table presents the Company’s warrants measured at fair value on a recurring basis as of March 31, 2013 and 2012 classified using the valuation hierarchy:

	Level 3 Carrying Value March 31, 2013	Level 3 Carrying Value March 31, 2012
Derivative Liabilities	$20,848	$37,334

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	2013	2012
Balance at April 1,	$37,334	$156,497
Change in fair value	(16,486)	(119,163)
Balance at March 31,	$20,848	$37,334

Note 6. Line of Credit

During October 2010, the Company secured a one-year renewal of the line of credit (the “Line”) for $90,000 which was secured by a $90,000 certificate of deposit with a financial institution. On August 23, 2011 the Company paid the entire balance in full and the line has been terminated. All borrowings under the Line bore variable interest based on either the prime rate plus 1.5% per annum or 5.0%, whichever was higher. The Company utilized the funds advanced from the Line for capital equipment purchases to support the commercialization of the Company’s CryoPort Express® Dry Shipper. No funds were drawn against the Line during the years ended March 31, 2013 and 2012. The Company recorded interest expense of $0 and $1,725 for the years ended March 31, 2013 and 2012, respectively, related to the Line.

Note 7. Related Party Transactions

Related Party Notes Payable

As of March 31, 2013 and 2012, the Company had aggregate principal balances of $651,500 and $747,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of March 31, 2013, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $42,216 and $48,036 for the years ended March 31, 2013 and 2012, respectively. Accrued interest related to these notes, which is included in related party notes payable in the accompanying consolidated balance sheets, amounted to $766,164 and $723,948 as of March 31, 2013 and 2012, respectively.

Scheduled maturities of related party notes payable, including accrued interest, as of March 31, 2013 are as follows:

Years Ending March 31:
2014	$96,000
2015	1,321,664
$1,417,664

Advisory Services Agreement with Former Officer

On March 7, 2011 the Company entered into a one-year Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advisory services including identifying and introducing customers, advising on sales and marketing plans and providing financial advice. Dr. Grossman is a former officer of the Company and is one of the four related parties to which CryoPort has an outstanding unsecured debt obligation. For these services, Dr. Grossman was paid a fee of $125,000, which was amortized over the term of the agreement, and issued a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share, a five year life and vested upon issuance (see Note 12).

Consulting Agreement with Officer

On July 29, 2009, the Board of Directors of the Company appointed Ms. Catherine M. Doll, a consultant, to the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary, which became effective on August 20, 2009. Ms. Doll resigned the offices of Chief Financial Officer, Treasurer and Assistant Corporate Secretary on June 27, 2011, effective immediately following the Company’s filing of its Form 10-K for the fiscal year ended March 31, 2011. Ms. Doll is the owner and chief executive officer of The Gilson Group, LLC. The Gilson Group, LLC provided financial and accounting consulting services, including SEC and financial reporting, budgeting and forecasting to the Company. Related-party consulting fees for all services provided by The Gilson Group, LLC, were approximately $0 and $76,000 for the years ended March 31, 2013 and 2012, respectively.

Note 8. Convertible Debentures Payable

The Company’s convertible debenture principal balances are shown below:

	March 31, 2013	March 31, 2012
Convertible Debt	$1,294,500	$334,168
Debt discount	-	(8,843)
Total convertible debentures, net	$1,294,500	$325,325
Convertible debentures payable and accrued interest, net of discount of $0 in 2013 and $8,843 in 2012	$1,304,419	$337,902

During the years ended March 31, 2013 and 2012, the Company recognized an aggregate of $8,843 and $197,225 in interest expense, respectively, due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible debentures. During the year ended March 31, 2013 and 2012, the Company recorded interest expense of $13,018 and $122,825, respectively, related to the stated interest associated with the Debentures, of which $9,919 and $12,577 is included in convertible debentures payable and accrued interest in the accompanying consolidated balance sheets as of March 31, 2013 and 2012, respectively.

October 2007 and May 2008 Debentures

The Company issued convertible debentures in October 2007 (the “October 2007 Debentures”) and in May 2008 (the “May 2008 Debentures,” and together with the October 2007 Debentures, the “Debentures”). The Debentures were issued to four institutional investors and had an outstanding principal balance of $0 and $334,168 as of March 31, 2013 and 2012, respectively. In addition, in October 2007 and May 2008, the Company issued to these institutional investors warrants to purchase, as of March 31, 2013, an aggregate of 3,055,097 shares of the Company’s common stock (the “Debenture Warrants”). As collateral to secure our repayment obligations to the holders of the Debentures we had granted such holders a first priority security interest in generally all of our assets, including our intellectual property.

The October 2007 Debentures were convertible into shares of the Company’s common stock at a price of $3.00 per share and bore interest at 8% per annum. The Company had been obligated to make principal or additional interest payments since March 1, 2011 with respect to the outstanding balances of the October 2007 Debentures. The Company made monthly principal payments of $200,000 and quarterly interest payments. The October 2007 Debentures were fully repaid in June 2012.

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

2013 Bridge Notes

In the fourth quarter of fiscal 2013, the Company issued to certain accredited investors unsecured convertible promissory notes (the “Bridge Notes”) in the original principal amount of $1,294,500, pursuant to the terms of subscription agreements and letters of investment intent.

The Bridge Notes accrue interest at a rate of 15% per annum from date of issuance until January 31, 2013 and at a rate of 5% per annum from February 1, 2013 through the date of payment, in each case on a non-compounding basis. All principal and interest under the Bridge Notes will be due on December 31, 2013. Debt financing costs of $116,505 comprised of agent commissions were recorded in other current assets and are being amortized to interest expense under the straight-line method which approximates the effective interest method over the term of the notes. During the year ended March 31, 2013, the Company amortized $8,671 to interest expense.

In the event the Company designated and issued preferred stock while the Bridge Notes were outstanding, the Bridge Notes were convertible into shares of such preferred stock at a conversion rate equal to the price per share paid to the Company in connection with the issuance of such preferred stock at the option of the holder of the Bridge Notes. The Company was unable to value the conversion feature of these Bridge Notes given the absence of a conversion rate the convertability of the Bridge Notes being contingent on the completion of a preferred stock transaction.

Effective on April 19, 2013, the Company amended the Bridge Notes whereby in the event that the Company issues one or more types of equity securities (a “Transaction”) before the maturity of the Bridge Notes, the holder may elect to convert all or a portion of the principal and accrued interest into shares of such equity securities issued in a Transaction at a conversion rate equal to the price per share paid to the Company in connection with the issuances. The Company is required to notify the Bridge Notes holder of a Transaction within 10 days of each Transaction and the Bridge Notes holder has the option until the later of (a) ten (10) days after such notices or (b) December 15, 2013 to elect in writing to convert the Bridge Notes.

 Note 9. Derivative Liabilities

In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of March 31, 2013 and 2012 the Company had derivative warrant liabilities of $20,848 and $37,334, respectively.

During the years ended March 31, 2013 and 2012, the Company issued an aggregate of 0 and 10,289 warrants to purchase shares of the Company’s common stock, respectively, pursuant to the anti-dilution provisions contained in the warrant agreements which were previously issued to various placement agents in lieu of cash fees. On August 20, 2010, in connection with the August 2010 private placement closing, the exercise price of the warrants was reduced from $3.30 per share to $3.20 per share and the Company issued an additional 4,073 warrants. On February 4, 2011, in connection with the February 2011 private placement, the exercise price of the warrants was reduced from $3.20 per share to $2.81 per share and the Company issued an additional 18,657 warrants. On February 14, 2011, in connection with the February 2011 private placement, the exercise price of the warrants was reduced from $2.81 per share to $2.58 per share and the Company issued an additional 13,641 warrants. On February 22, February 28, and March 7, 2012, in connection with the February 2012 private placement, the Company issued an additional 6,721, 2,843 and 725 warrants, respectively, and the exercise price of the warrants was reduced from $2.58 per share to $2.48 per share, $2.48 per share to $2.44 per share and $2.44 per share to $2.43 per share, respectively. Since the exercise price of the warrants is subject to additional adjustment in the event the Company issues dilutive equity securities, as described in the original warrant agreements, the warrants are accounted for as derivative liabilities. During the years ended March 31, 2013 and 2012, the Company recognized aggregate gains of $16,486 and $119,163, respectively, due to the change in fair value of its derivative instruments. See Note 5 for the components of changes in derivative liabilities. The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	March 31, 2013	March 31, 2012
Expected dividends	—	—
Expected term (in years)	1.01 – 1.81	2.01 – 2.81
Risk-free interest rate	0.14% – 0.33%	0.33% – 0.81%
Expected volatility	129% – 158%	124% – 132%

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

Common Stock

The Company’s authorized capital consists of 250,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2013 and 2012, 37,760,628 shares of common stock were issued and outstanding.

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

Craig-Hallum Capital Group LLC acted as the lead placement agent, and Emergent Financial Group, Inc. and Maxim Group LLC served as co-placement agents in this transaction and received, in the aggregate, commissions of $450,245, plus reimbursement of out-of-pocket expenses of $43,530, and 248,375 warrants to purchase shares of the Company’s common stock at an exercise price of $0.69 per share. The warrants have terms identical to the warrants issued to the investors in the February 2012 Private Placement. The fair value of the warrants issued to the placement agents of $152,579 was based on Black-Scholes and was recorded to additional paid-in capital and offset against the proceeds of the financing with no net effect on equity. The Company also incurred $103,542 and $78,480 of issuance costs including legal, accounting and printer fees related to this transaction during the years ended March 31, 2013 and 2012, respectively. The placement agent expenses and issuance costs have been offset against the proceeds of the financing in additional paid-in capital.

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

Warrants

A summary of the Company’s warrant activity (other than those warrants issued to the Company’s employees, officers, directors and related consultants presented in Note 11 below) and related information during the 2013 fiscal year follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012	36,831,648	$1.12
Granted	30,000	$0.50
Exercised	—	$—
Forfeited	(123,376)	$0.77
Expired	(23,929)	$8.89
Outstanding at March 31, 2013	36,714,343	$1.12	2.92	$600
Exercisable	36,711,843	$1.12	2.92	$600

The following summary information reflects outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2013 and other related details:

	Warrants Outstanding
Year of Grant (as of March 31)	Exercise Price	Number Outstanding	Remaining Contractual Life (Years)
2008	$3.30	1,728,326	1.75
2009	$2.81 – $ 8.50	659,883	1.60
2010	$1.91 – $ 5.10	2,769,219	1.80
2011	$0.77 – $ 2.43	21,465,729	2.73
2012	$0.69 – $ 1.38	10,061,186	3.90
2013	$0.50	30,000	1.07
		36,714,343

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

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of March 31, 2013, the Company has 299,741 shares available for future Awards under the 2009 Plan.

On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of March 31, 2013, the Company has 2,240,418 shares available for future Awards under the 2011 Plan.

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

As of March 31, 2013, a total of 149,537, 886,623 and 3,059,582 shares of common stock were reserved for issuance upon exercise of outstanding stock options under the 2002, 2009 and 2011 Plans, respectively, 1,000,000 were issued outside of a Plan and a total of 312,855 shares of common stock were reserved for issuance upon exercise of outstanding warrants. A summary of the Company’s employee and director stock option and warrant activity and related information during the 2013 fiscal year follows:

	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at April 1, 2012	1,667,988	$2.48
Granted	4,063,109	$0.29
Exercised	—	$—
Canceled	(322,500)	$0.98
Outstanding and expected to vest at March 31, 2013	5,408,597	$0.93	8.48	$955,778
Exercisable at March 31, 2013	3,857,129	$1.14	8.12	$688,397

 The following summary information reflects stock options and warrants outstanding, vesting and related details as of March 31, 2013:

		Stock Options and Warrants Outstanding
Year of Grant (as of March 31)	Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Vested and Exercisable
2004	$6.00	20,000	0.50	20,000
2005	$0.40 – $6.00	22,200	1.34	22,200
2007	$2.80 – $10.00	111,335	3.44	111,335
2008	$7.50 – $10.80	88,780	4.76	88,780
2009	$5.10 – $10.50	91,740	2.87	91,105
2010	$4.30 – $8.30	101,601	4.06	101,601
2011	$0.66 – $1.89	754,832	6.30	754,832
2012	$0.86 – $1.45	165,000	8.30	60,000
2013	$0.17 – $0.62	4,053,109	9.43	2,607,276
		5,408,597		3,857,129

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all stock-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. Black-Scholes requires the Company to make several key judgments including:

•	the expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the SEC released SAB 110, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options and warrants to calculate the expected option term.

•	estimated volatility also reflects the historical volatility pattern of the Company’s share price.

•	the dividend yield is based on the Company’s historical pattern of dividends as well as expected dividend patterns.

•	the risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	estimated forfeiture rate of 0% per year is based on the Company’s historical forfeiture activity of unvested stock options. The Company used the following assumptions for stock options and warrants granted during the years ended March 31, 2013 and 2012:

Years Ended March 31,
	2013	2012
Risk-free interest rate	0.63% – 2.22%	1.15% – 2.87%
Expected volatility	124% – 166%	164% – 173%
Expected life (in years)	2.57 – 10.00	5.91 – 7.44
Expected dividend yield	N/A	N/A

For the years ended March 31, 2013 and 2012, the weighted-average fair value of the Company’s stock option and warrant grants are as follows:

Grant Year	Granted	Weighted Average Fair Value of Options
March 31, 2013	4,063,109	$0.26
March 31, 2012	450,000	$1.24

There were 4,063,109 stock options granted to employees and directors during the year ended March 31, 2013, and 450,000 stock options granted to employees and directors during the year ended March 31, 2012. In connection with the options granted and the vesting of prior options and warrants issued to employees and directors, during the years ended March 31, 2013 and 2012, the Company recorded total charges of $675,439 and $262,844, respectively, which have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of March 31, 2013, there was $425,086 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 1.94 years.

There were no employee or director stock options and warrants exercised during the years ended March 31, 2013 and 2012.

Note 12. Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

During April 2012, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.50 per share and a two year life to a consultant for services rendered. The Company recognized $8,546 in expense related to this warrant for the year ended March 31, 2013.

During December 2011, the Company issued a warrant to purchase 155,844 shares of the Company’s common stock at an exercise price of $0.77 per share and a five year life to a consultant for services to be rendered over two years. The consultant terminated his services in May 2012. The Company recognized $8,084 and $16,112 in expense related to this warrant for the years ended March 31, 2013 and 2012, respectively.

During July 2011, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.20 per share and a five year life to a consultant for services to be rendered within one year. The Company recognized $8,297 in expense related to this warrant for the year ended March 31, 2012.

During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share and a five year life to a consultant for services to be rendered over three years. The Company recognized $1,111 and $966 in expense related to this warrant for the years ended March 31, 2013 and 2012, respectively.

On March 7, 2011, the Company entered into an Advisory Services Agreement with Marc Grossman M.D. to provide strategic business advice for which he was issued a fully-vested warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.77 per share and five year life, in addition to a fee of $125,000. The fair value of this warrant was $302,769 as calculated using Black-Scholes and was recorded as an other current asset. For the years ended March 31, 2013 and 2012, the Company recognized $0 and $277,538, respectively, in expense related to this warrant and is included in selling, general and administrative in the accompanying consolidated statements of operations.

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

Total rental expense was approximately $204,000 and $235,000 for the years ended March 31, 2013 and 2012, respectively.

Future annual minimum payments under operating leases are as follows:

Years Ending March 31:
2014	$212,949
2015	192,966
2016	26,733
2017	—
2018	—
$432,648

Consulting and Engineering Services

Effective November 1, 2010, the Company entered into a Second Amendment to Master Consulting and Engineering Services Agreement (the “Second Amendment”) with KLATU Networks, LLC (“KLATU”), which amended the Master Consulting and Engineering Services Agreement between the parties dated as of October 9, 2007 (the “Agreement”), as amended by the First Amendment to Master Consulting and Engineering Services Agreement between the parties dated as of April 23, 2009. The parties entered into the Second Amendment to clarify their mutual intent and understanding that all license rights granted to the Company under the Agreement, as amended, shall survive any termination or expiration of the Agreement. In addition, in recognition that the Company has paid KLATU less than the market rate for comparable services, the Second Amendment provides that if the Company terminates the Agreement without cause, which the Company has no intention of doing, or liquidates, KLATU shall be entitled to receive additional consideration for its services provided from the commencement of the Agreement through such date of termination, which additional compensation shall not be less than $2 million plus two times the “cost of work” (as defined in the Agreement). Any such additional compensation would be payable in three equal installments within 12 months following the date the amount of such additional compensation is determined. If KLATU terminates that agreement, no such payments are payable.

The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $401,142 and $494,408 for the years ended March 31, 2013 and 2012, respectively.

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

Note 14. Income Taxes

Significant components of the Company’s deferred tax assets as of March 31, 2013 and 2012 are shown below:

	2013	2012
Deferred tax asset:
Net operating loss carryforward	$13,505,000	$11,536,000
Research credits	51,000	32,000
Expenses recognized for granting of options and warrants	1,319,000	1,046,000
Accrued expenses and reserves	32,000	(25,000)
Valuation allowance	(14,907,000)	(12,589,000)
	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

	2013	2012
Computed tax benefit at federal statutory rate	$(2,169,000)	$(2,662,000)
State tax, net of federal benefit	(359,000)	(426,000)
Warrant MTM Adjustment	(6,000)	(41,000)
Interest Expense	1,000	163,000
Permanent items and other	215,600	35,600
Valuation allowance	2,319,000	2,932,000
	$1,600	$1,600

At March 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $34,244,000 and $31,907,000 which will begin to expire in 2020, unless previously utilized, and as of 2012 have already begun to for state carryforwards. At March 31, 2013, the Company has federal and California research and development tax credits of approximately $18,000 and $51,000, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

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

Note 15. Quarterly Results of Operations (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended March 31, 2013. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except earnings per share).

	Quarter Ended
	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
				unaudited
Revenues:	$368	$307	$234	$191	$177	$144	$111	$124
Cost of revenues	521	369	345	354	330	345	364	355
Gross loss	(153)	(62)	(111)	(163)	(153)	(201)	(253)	(231)
Research and development	120	94	102	109	145	121	125	101
Selling, general and administrative	1,408	1,393	1,341	1,269	1,173	1,740	1,564	1,628
Total operating expenses	1,528	1,487	1,443	1,378	1,318	1,861	1,689	1,729
Loss from operations	(1,681)	(1,549)	(1,554)	(1,541)	(1,471)	(2,062)	(1,942)	(1,960)
Other (expense) income, net	(36)	(18)	3	(5)	(198)	(18)	(88)	(92)
Loss before income taxes	(1,717)	(1,567)	(1,551)	(1,546)	(1,669)	(2,080)	(2,030)	(2,052)
Income taxes	—	—	2	—	—	—	—	2
Net loss	$(1,717)	$(1,567)	$(1,553)	$(1,546)	$(1,669)	$(2,080)	$(2,030)	$(2,054)
Net loss per common share:
Basic and diluted	(0.05)	(0.04)	(0.04)	(0.04)	(0.06)	(0.07)	(0.07)	(0.07)
Weighted average common shares outstanding:
Basic	37,761	37,761	37,761	37,761	32,014	28,247	27,967	27,690
Diluted	37,761	37,761	37,761	37,761	32,014	28,247	27,967	27,690

Note 16. Subsequent Events

In the first quarter of fiscal year 2014, the Company issued to certain accredited investors an additional $608,751 in Bridge Notes with the same terms as described under Note 8. These additional Bridge Notes include $100,000 from one of our Board Members, Richard Rathmann. As of June 17, 2013 the total principal amount of the Bridge Notes was $1,903,251.

In May 2013, the Company issued 500,000 shares of common stock upon the exercise of options at an exercise price of $0.20 per share for total gross proceeds of $100,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOPORT, INC.

Dated: June 25, 2013	By:	/S/ JERRELL W. SHELTON
Jerrell W. Shelton
Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jerrell W. Shelton	Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2013
Jerrell W. Shelton

/s/ Robert S. Stefanovich	Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2013
Robert S. Stefanovich

/s/ Adam M. Michelin	Director	June 25, 2013
Adam M. Michelin

/s/ Karen M. Muller	Director	June 25, 2013
Karen M. Muller

/s/ Richard G. Rathmann	Director	June 25, 2013
Richard G. Rathmann

/s/ Stephen E. Wasserman	Director	June 25, 2013
Stephen E. Wasserman

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated October 23, 2012.

3.3	Cryoport Systems, Inc. 2002 Stock Incentive Plan adopted by the Board of Directors on October 1, 2002. Incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

4.1.1	Form of Debenture—Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007.

4.1.2	Amendment to Convertible Debenture dated February 19, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated March 7, 2008 and referred to as Exhibit 10.1.10.

4.1.3	Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.

4.1.4	Annex to Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.1.

4.1.5	Amendment to Convertible Debenture dated August 29, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated August 29, 2008.

4.1.6	Amendment to Convertible Debenture effective January 27, 2009 and dated February 20, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated February 19, 2009.

4.1.7	Amendment to Debentures and Warrants with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated September 1, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated September 17, 2009.

4.1.8	Amendment to Debentures and Warrants, Agreement and Waiver with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated January 12, 2010. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated January 15, 2010.

4.1.9	Amendment Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated February 1, 2010. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated February 3, 2010.

4.1.10	Amended and Restated Amendment Agreements with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated
February 19, 2010. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated February 26, 2010.

4.1.11	First Amendment to Amended and Restated Amendment Agreements with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated February 23, 2010. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated February 26, 2010.

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007.

Exhibit No.	Description

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.4	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008

4.5	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008

4.6	Form of Warrant and Warrant Certificate in connection with the February 25, 2010 public offering. Incorporated by reference to Cryoport’s Amendment No. 5 to Form S-1/A Registration Statement dated February 9, 2010.

4.7	Form of Securities Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.8	Form of First Amendment to Security Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.9	Form of Securities Purchase Agreement (Continuation of the Placement) in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated
October 19, 2010.

4.10	Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.11	Form of Joinder to Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.12	Form of Securities Purchase Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.

4.13	Form of Registration Rights Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.

4.14	Form of Warrant in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.15	Form of Warrant in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.16	Form of Securities Purchase Agreement. Incorporated by reference to Cryoport’s Current Report of Form 8-K filed with the SEC on February 24, 2012.

4.17	Form of Registration Rights Agreement. Incorporated by reference to Cryoport’s Current Report of Form 8-K filed with the SEC on February 24, 2012.

4.18	Form of Warrant. Incorporated by reference to Cryoport’s Current Report of Form 8-K filed with the SEC on February 24, 2012.

4.19	Warrant issued to Rodman & Renshaw, LLC in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

10.1.1	Commercial Promissory Note between Cryoport, Inc. and D. Petreccia executed on August 26, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.2	Commercial Promissory Note between Cryoport, Inc. and J. Dell executed on September 1, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Note between Cryoport, Inc. and P. Mullens executed on September 2, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Note between Cryoport, Inc. and R. Takahashi executed on August 25, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

Exhibit No.	Description

10.5.1	Lease Agreement dated June 26, 2007 between CryoPort, Inc. and Viking Investors—Barents Sea LLC. Incorporated by reference to Cryoport’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and referred to as Exhibit 10.5.

10.5.2	Second Amendment To Lease: Renewal dated August 24, 2009, between CryoPort, Inc. and Viking Inventors-Barents Sea LLC. Incorporated by reference to Cryoport’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

10.5.3	Third Amendment to Lease: Renewal dated June 8, 2010 between Viking Investors Barents Sea, LLC.*

10.6	Securities Purchase Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.6.

10.7	Registration Rights Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.7.

10.9	Security Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.8.

10.10	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.10.

10.11	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.11.

10.12	Waiver dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.12.

10.13	Security Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.13.

Exhibit No.	Description

10.14	Consent, Waiver and Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. and its subsidiary dated July 30, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated July 29, 2009 and referred to as Exhibit 10.15.

10.15.1	Master Consulting and Engineering Services Agreement dated October 9, 2007 with KLATU Networks, LLC and CryoPort, Inc. Incorporated by reference to Cryoport, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.2.

10.15.2	First Amendment to Master Consulting and Engineering Services Agreement dated as of April 23, 2009, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.32.

10.15.3	Second Amendment to Master Consulting and Engineering Services Agreement dated as of November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.33.

10.16	Stock Option Agreement ISO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.17	Stock Option Agreement NSO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.18	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 9, 2009 and referred to as Exhibit 10.21.

10.19	Form Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated October 9, 2009.

10.20	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.21	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.22	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.23	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.24	Form of Convertible Promissory Note.*

10.25	Form of Amendment to Convertible Promissory Note.*

10.26	Form of Convertible Promissory Note.*

Exhibit No.	Description

10.27	Employment Agreement between the Company and Jerrell Shelton. Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 6, 2012 and referred to as Exhibit 10.45.

10.28	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton.*

10.29	Master Agreement between the Company and Federal Express Corporation dated January 1, 2013.** Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2013 and referred to as Exhibit 10.1.

21	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm—KMJ Corbin & Company LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification Pursuant to U.S.C. §1350 of Chief Executive Officer.*

32.2	Certification Pursuant to U.S.C. §1350 of Chief Financial Officer.*

101.INS***	XBRL Instance Document.*

101.SCH***	XBRL Taxonomy Extension Schema Document.*

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
**	Portions omitted pursuant to a request for confidential treatment filed separately with the Commission.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

