Form 10-Q
period 2013-09-30
Cryoport, Inc.
filed 2013-11-18
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of November 6, 2013 the Company had 58,896,639, shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRYOPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$532,469	$563,104
Accounts receivable, net of allowances of $16,800 at September 30, 2013 and $8,700 at March 31, 2013	387,669	217,097
Inventories	43,305	39,212
Other current assets	40,685	138,892
Total current assets	1,004,128	958,305
Property and equipment, net	516,628	505,485
Intangible assets, net	216,817	272,263
Deposits and other assets	19,744	19,744
Total assets	$1,757,317	$1,755,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$602,957	$858,709
Accrued compensation and related expenses	342,427	217,432
Convertible debentures payable and accrued interest	—	1,304,419
Current portion of related party notes payable	96,000	96,000
Derivative liabilities	1,199	20,848
Total current liabilities	1,042,583	2,497,408
Related party notes payable and accrued interest, net of current portion	1,292,612	1,321,664
Total liabilities	2,335,195	3,819,072

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 58,146,502 shares issued and outstanding at September 30, 2013 and 37,760,628 shares issued and outstanding at March 31, 2013	58,146	37,761
Additional paid-in capital	81,958,609	64,210,412
Accumulated deficit	(82,594,633)	(66,311,448)
Total stockholders’ deficit	(577,878)	(2,063,275)
Total liabilities and stockholders’ deficit	$1,757,317	$1,755,797

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$579,827	$233,597	$1,067,790	$424,896
Cost of revenues	507,725	344,440	941,046	698,058
Gross margin (loss)	72,102	(110,843)	126,744	(273,162)
Operating expenses:
Selling, general and administrative	1,240,413	1,341,333	2,462,487	2,610,607
Research and development	118,436	101,656	211,079	210,607
Total operating expenses	1,358,849	1,442,989	2,673,566	2,821,214
Loss from operations	(1,286,747)	(1,553,832)	(2,546,822)	(3,094,376)
Other income (expense):
Debt conversion expense	(13,161,017)	—	(13,161,017)	—
Interest expense	(512,776)	(11,759)	(594,995)	(36,359)
Change in fair value of derivative liabilities	892	14,489	19,649	33,824
Total other income (expense), net	(13,672,901)	2,730	(13,736,363)	(2,535)
Loss before income taxes	(14,959,648)	(1,551,102)	(16,283,185)	(3,096,911)
Income taxes	—	1,600	—	1,600
Net loss	$(14,959,648)	$(1,552,702)	$(16,283,185)	$(3,098,511)
Net loss per common share, basic and diluted	$(0.38)	$(0.04)	$(0.42)	$(0.08)
Basic and diluted weighted average common shares outstanding	39,110,774	37,760,628	38,589,663	37,760,628

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(16,283,185)	$(3,098,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,990	216,931
Amortization of debt discount and deferred financing costs	515,381	8,843
Fair value of stock options and warrants issued to employees, directors and consultants	331,220	249,026
Change in fair value of derivative instruments	(19,649)	(33,824)
Loss on disposal of Cryogenic shippers	2,809	6,382
Debt conversion expense	13,161,017	—
Changes in operating assets and liabilities:
Accounts receivable	(170,572)	(24,244)
Inventories	(4,093)	(4,165)
Other current assets	(9,627)	27,340
Accounts payable and accrued expenses	(221,520)	78,300
Accrued compensation and related expenses	124,995	(91,208)
Accrued interest	76,403	9,261
Net cash used in operating activities	(2,317,831)	(2,655,869)
Cash Flows From Investing Activities
Purchases of property and equipment	(137,496)	(46,779)
Net cash used in investing activities	(137,496)	(46,779)
Cash Flows From Financing Activities
Proceeds from issuance of convertible debt	2,615,301	—
Repayments of convertible debt	—	(82,800)
Payments of offering and deferred financing costs	(242,609)	(122,453)
Repayments of related party notes payable	(48,000)	(40,000)
Proceeds from exercise of stock options	100,000	—
Net cash provided by (used in) financing activities	2,424,692	(245,253)
Net change in cash and cash equivalents	(30,635)	(2,947,901)
Cash and cash equivalents, beginning of period	563,104	4,617,535
Cash and cash equivalents, end of period	$532,469	$1,669,634
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$15,676
Income taxes	$—	$1,600
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of restricted cash for repayment of convertible debentures payable	$—	$251,368
Offering costs in connection with equity financing included in accounts payable	$—	$59,569
Deferred financing costs in connection with convertible debt payable included in accounts payable	$27,743	$—
Estimated relative fair value of warrants issued in connection with convertible debt payable	$199,170	$—
Conversion of Bridge Notes payable and accrued interest into shares of common stock and warrants	$3,977,175	$—

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Six Months Ended September 30, 2013 and 2012

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

Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Organization and Summary of Significant Accounting Policies

The Company

We provide leading edge frozen shipping logistics solutions to the life sciences industry. Since 2011, through the completion of the combination of our purpose-built and patented packaging, purpose-built software information technologies and developed logistics knowhow known as “total turnkey management” we have provided logistics management for frozen shipping to the life sciences industry. Our solutions are disruptive to “old technologies” as they are more comprehensive and provide reliable, economic alternatives to existing products and services utilized for frozen shipping in the life sciences industry including stem cells, cell lines, vaccines, diagnostic materials, semen and embryos for in-vitro fertilization, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures. Our solutions can contribute significantly to the effectiveness, reliability and  efficiency of clinical trials.

Cryoport Express® Solutions include a cloud-based logistics management software platform branded as the CryoportalTM . The CryoportalTM supports the management of the entire shipment process through a single interface which includes initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. Cryoport’s total turnkey logistics solutions offer convenience, reliability and cost effectiveness, while the use of recyclable and reusable components provides “green”, environmentally friendly solutions. The CryoportalTM provides an array of unique information dashboards and validation documentation for every shipment.

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

From 2011 through 2012, the Cryoport Express® Solution was the Company’s principal focus for development and commercialization. During the last months of 2012, the Company’s approach to the market was enhanced to include a comprehensive solutions orientation and it expanded its service offering to address the various broader market needs in the biotechnology and life science industries. Today, as a solutions provider, Cryoport tailors its frozen logistics solutions to client requirements. In addition to custom solutions, the Company’s primary customer facing solutions offerings are as follows:

⋅	Cryoport Express® Solution

The fully outsourced turnkey logistics solution described above.

⋅	Customer-Staged Solution

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

⋅	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express® Shipper(s) to the customer enabling the customer to utilize its internal expertise to manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

⋅	Customer Integrated Logistics

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

⋅	Distribution Partnerships

“Powered by Cryoport” is an important partnership arrangement with integrators, freight forwarders and other logistics providers, enabling partners to expand their solutions offering by adding the total Cryoport Express® Shipper solution to their customer offering.

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

Pursuant to an agreement with DHL Express (USA), Inc. (“DHL”), DHL biotechnology and life science customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Shippers and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support our customers using the Cryoport Express® Solutions. In connection with the agreement, we have integrated our proprietary Cryoportal to DHL’s tracking and billing systems to provide DHL biotechnology and life science customers with a seamless way (“powered by Cryoport”) of shipping their critical biological material worldwide.

In December 2012, we signed an agreement with Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company is providing on-site logistics personnel and its logistics management platform, the Cryoportal, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of its logistics management services, the Company will analyze shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum uses of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the agreement was amended to expand Cryoport’s scope to manage all shipments of the key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments of this vaccine.

We offer our solutions to companies in the life sciences industry and specific verticals including manufacturers of stem cells and cell lines, diagnostic laboratories, bio-pharmaceuticals, contract research organizations, in-vitro fertilization, cord blood, vaccines, tissue, animal husbandry, and other producers of commodities requiring reliable frozen solutions for logistics problems. These companies operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps; which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take up to nine months or longer to complete prior to a potential customer adopting one or more of the Cryoport Express® Solutions.

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at September 30, 2013, we had an accumulated deficit of $82,594,633, and we had a net loss of $16,283,185 and used cash in operations of $2,317,831 during the six months ended September 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at September 30, 2013, additional bridge financing received subsequent to the quarter end, together with the revenues generated from our services and the continued focus on cost reductions of non-sales generating costs will be sufficient to sustain our planned operations into the third quarter of fiscal year 2014; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts and sales returns, recoverability of long-lived assets, deferred taxes and their accompanying valuations, valuation of derivative liabilities and valuation of common stock, warrants and stock options issued for products, services and conversion of debt.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable and accrued interest, convertible notes payable and accrued interest, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at September 30, 2013 and March 31, 2013, due to their short term nature. The difference between the fair value and recorded values of the related-party notes payable and accrued interest is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. At September 30, 2013 and March 31, 2013, the Company had approximately $278,000 and $214,000, respectively, of cash balances which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at September 30, 2013 and March 31, 2013 are net of reserves for doubtful accounts of approximately $16,800 and $8,700, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign revenues primarily in Europe, Japan, and India. During the three month periods ended September 30, 2013 and 2012, the Company had foreign revenues of approximately $172,000 and $98,000, respectively, which constituted approximately 30% and 42% of total net revenues, respectively. During the six month periods ended September 30, 2013 and 2012, the Company had foreign revenues of approximately $316,000 and 179,000, respectively, which constituted approximately 30% and 42% of total net revenues, respectively.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of receivables within these industries, which is subject to normal credit risk. One customer accounted for 29% of total net revenues during the three months ended September 30, 2013. No customer accounted for more than 10% of our total net revenues for the three months ended September 30, 2012. One customer accounted for 30% of total net revenues during the six months ended September 30, 2013. A different customer accounted for 11% of our total net revenues for the six months ended September 30, 2012. The Company maintains reserves for bad debt and such losses, in the aggregate, which historically have not exceeded our estimates.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers that are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors. At September 30, 2013 and March 31, 2013, the Company’s inventories consisted of $34,683 and $28,533 in raw materials, respectively, and $8,622 and $10,679 in finished goods, respectively.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise 89% and 87% of the Company’s net property and equipment balance at September 30, 2013 and March 31, 2013, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Depreciation and amortization expense for property and equipment was $61,824 and $123,544 and $92,705 and $159,546 for the three and six months ended September 30, 2013 and 2012, respectively.

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

Amortization expense for intangible assets for the three and six months ended September 30, 2013 and 2012 was $27,723 and $55,446 and $29,197 and $57,385, respectively. All of the Company’s intangible assets are subject to amortization.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at September 30, 2013 or March 31, 2013.

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

During the years ended March 31, 2013 and 2012, the Company incurred $103,542 and $572,255, respectively of offering costs in connection with the private placement that closed in February and March 2012, which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of September 30, 2013 and March 31, 2013, offering costs of $30,247 and $53,747, respectively, related to the private placement were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

In connection with the convertible debt financing in the fourth quarter of fiscal year 2013 and first six months of fiscal year 2014, the Company incurred financing costs of $116,505 and $208,377, respectively, which were capitalized and were being amortized over the term of the convertible notes payable using the straight-line method which approximates the effective interest method (see Note 4). As of September 30, 2013 and March 31, 2013, financing costs of $27,743 and $38,475, respectively, related to the convertible notes payable were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at September 30, 2013 and March 31, 2013 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended September 30, 2013 and 2012.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes , or ASC 740. The Company is a subchapter “C” corporation and files a federal income tax return. The Company files state income tax returns in California.

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

ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. As of September 30, 2013 and March 31, 2013, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2013 and March 31, 2013, respectively and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three or six months ended September 30, 2013 and 2012. The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2013, the Company is no longer subject to U.S. federal examinations for years before 2009 and for California franchise and income tax examinations for years before 2008. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three and six months ended September 30, 2013 and 2012, the Company was in a loss position and the basic and diluted net loss per share are the same since the effect of stock options, warrants and convertible notes payable on net loss per share was anti-dilutive and thus not included in the diluted net loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 40,523,000 and 39,793,000 and 37,761,000 and 37,779,000 for the three and six month periods ended September 30, 2013 and 2012, respectively.

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

The following table presents the Company’s warrants measured at fair value on a recurring basis as of September 30, 2013 and March 31, 2013 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	September 30,	March 31,
	2013	2013
	(unaudited)
Derivative Liabilities	$1,199	$20,848

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs for the three months ended September 30, 2013 and 2012:

	Level 3	Level 3
	Carrying Value	Carrying Value
	2013	2012
Balance at March 31,	$20,848	$37,334
Change in fair value	(19,649)	(33,824)

Balance at September 30, (unaudited)	$1,199	$3,510

Note 3. Related Party Transactions

Related Party Notes Payable

As of September 30, 2013 and March 31, 2013, the Company had aggregate principal balances of $603,500 and $651,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of September 30, 2013, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $9,294 and $18,948 and $10,744 and $21,838 for the three and six months ended September 30, 2013 and 2012, respectively. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $785,112 and $766,164 as of September 30, 2013 and March 31, 2013, respectively.

During the six months ended September 30, 2013, the Company issued to certain accredited investors unsecured promissory notes with the terms as described under Note 4. These unsecured promissory notes included $100,000 from one of our Board Members, Richard Rathmann. The notes also include $200,000 additional investments received from GBR Investments, LLC in which Richard Rathmann is the Manager of GBR Investments, LLC.

Note 4. Convertible Notes Payable

October 2007 Debentures

The convertible debentures issued by the Company to institutional investors in October 2007 were repaid during the three months ended June 30, 2012. During the three and six months ended September 30, 2012, the Company recognized an aggregate of $0 and $8,843, respectively, in interest expense due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible notes payable. During the three and six months ended September 30, 2012, the Company recorded interest expense of $0 and $3,091, respectively, related to the stated interest associated with the convertible notes payable.

2013 and 2014 Bridge Notes

In the fourth quarter of fiscal 2013 and first six months of fiscal 2014, the Company issued to certain accredited investors unsecured convertible promissory notes (the “Bridge Notes”) in the original principal amount of $1,294,500 and $2,615,301, respectively, for total principal of $3,909,801, pursuant to the terms of subscription agreements and letters of investment intent.

The Bridge Notes accrued interest at a rate of 15% per annum from date of issuance until January 31, 2013 and at a rate of 5% per annum from February 1, 2013 through the date of payment, in each case on a non-compounding basis. All principal and interest under the Bridge Notes were due on December 31, 2013. Accrued interest related to these notes amounted to $0 and $9,919, as of September 30, 2013 and March 31, 2013, respectively.

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

Effective on April 19, 2013, the Company amended the Bridge Notes whereby in the event that the Company issued one or more types of equity securities (a “Transaction”) before the maturity of the Bridge Notes, the holder could have elected to convert all or a portion of the principal and accrued interest into shares of such equity securities issued in a Transaction at a conversion rate equal to the price per share paid to the Company in connection with the issuances. The Company was required to notify the Bridge Notes holder of a Transaction within 10 days of each Transaction and the Bridge Notes holder had the option until the later of (a) ten (10) days after such notices or (b) December 15, 2013 to elect in writing to convert the Bridge Notes. The Company was unable to value the conversion feature of these Bridge Notes due to this amendment given the absence of a conversion rate and the convertibility of the Bridge Notes was contingent on the completion of a Transaction.

In connection with the issuance of the Bridge Notes to three accredited investors totaling $400,000 in June, July and August 2013, the Company granted these investors warrants to purchase 1,797,457 shares of common stock at an exercise prices ranging from $0.19 to $0.29 per share. The relative fair value of the warrants of $199,170 was recorded as a debt discount and was to be amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the Bridge Notes (see Note 7). These Bridge Notes accrue interest at 8% per annum from the date of issuance through date of payment, on a non-compounding basis. All other terms of these Bridge Notes are consistent with the rest of the Bridge Notes. Upon conversion of the Bridge Notes in September 2013, the remaining unamortized debt discount was amortized to interest expense. During the three and six months ended September 30, 2013, the Company amortized $199,170 to interest expense.

In September 2013, the Bridge Note holders converted an aggregate of $3,977,175 of outstanding principal and interest under the Bridge Notes into 19,885,874 units (the “Units”) at a price of $0.20 per Unit, with each Unit consisting of (i) one share of common stock of the Company (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock at an exercise price of $0.37 per share (see Note 7). The warrants are exercisable beginning on March 31, 2014 and have a term of five years from date of issuance. As the transaction was considered an induced conversion under the applicable accounting guidance, the Company recognized $13,161,017 in debt conversion expense representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes. The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance. The fair value of the warrants was calculated using Black-Scholes.

Debt financing costs of $324,882 comprised of agent commissions which were recorded in other current assets and were to be amortized to interest expense under the straight-line method which approximates the effective interest method over the term of the Bridge Notes. Upon conversion of the Bridge Notes in September 2013, the remaining unamortized debt financing costs were amortized to interest expense. During the three and six months ended September 30, 2013, the Company amortized $265,328 and $316,211, respectively, to interest expense.

Note 5. Derivative Liabilities

In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of September 30, 2013 and March 31, 2013 the Company had derivative warrant liabilities of $1,199 and $20,848, respectively.

During the three and six months ended September 30, 2013 and 2012, the Company recognized aggregate gains of $892 and $19,649 and $14,489 and $33,824, respectively, due to the change in fair value of its derivative instruments (see Note 2).

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	For the Six Months Ended September 30, 2013	For the Year Ended March 31, 2013
(unaudited)
Expected dividend	—	—
Expected term (in years)	0.51 to 0.81	1.01 to 1.81
Risk free interest rate	0.04% to 0.15%	0.14% to 0.33%
Expected volatility	104% to 144%	129% to 158%

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

Total rental expense was approximately $53,000 and $101,000 and $49,000 and $107,000 for the three and six months ended September 30, 2013 and 2012, respectively.

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

The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $118,140 and $206,451 and $96,501 and $196,671 for the three and six months ended September 30, 2013 and 2012, respectively.

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

Common Stock, Warrants and Options

                On September 27 and September 30, 2013, the Company entered into definitive agreements for the conversion of the Bridge Notes pursuant to the offer letter from the Company and Letters of Tender and Exchange submitted by the note holders (the “Exchange Documents”).

Pursuant to the Exchange Documents, the Bridge Note holders converted an aggregate of $3,977,175 of outstanding principal and interest under the Bridge Notes into 19,885,874 units (the “Units”) at a price of $0.20 per Unit, with each Unit consisting of (i) one share of common stock of the Company (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock at an exercise price of $0.37 per share. The warrants are exercisable beginning on March 31, 2014 and have a term of five years from date of issuance. As the transaction was considered an induced conversion under the applicable accounting guidance, the Company recognized $13,161,017 in debt conversion expense representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes. The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance. The fair value of the warrants was calculated using Black-Scholes.

Emergent Financial Group, Inc. served as the Company’s placement agent in connection with the original placement of the Bridge Notes and earned a commission of 9% of the original principal balance of such Bridge Notes, or $324,882 at the time of the original issuance of such notes and was issued warrants to purchase 1,836,245 shares of Common Stock at an exercise price of $0.20 per share upon the conversion of such Bridge Notes. The fair value of the warrants issued of $760,018 was calculated using Black-Scholes and was recorded to additional paid-in capital with no effect on equity. Emergent Financial Group, Inc. did not receive any compensation with respect to the Bridge Notes issued to Richard G. Rathmann, a director of the Company or GBR Investments, LLC, of which Mr. Rathmann is the manager or for the conversion of such Bridge Notes.

On July 12, 2013 and August 12, 2013, GBR Investments, LLC, invested $100,000 in the Bridge Notes and also received a warrant to purchase 400,000 and 344,827 shares of common stock, respectively, at an exercise price of $0.25 and $0.29 per share, respectively. The terms were set and offered by the Company to certain accredited investors prior to GBR's participation. The relative fair value of the warrants was $92,171. Richard Rathmann, a member of the Board of Directors of the Company, is the Manager of GBR investments, LLC and is considered an indirect beneficial owner of these securities.

During June 2013, the Company issued warrants to purchase 1,052,630 shares of the Company’s common stock at an exercise price of $0.19 per share and a five year life to accredited investors in connection with the issuance of certain Bridge Notes in the aggregate amount of $200,000. The relative fair value of the warrants was $106,999 and was calculated using Black-Scholes.

In May 2013, the Company issued 500,000 shares of common stock upon the exercise of options at an exercise price of $0.20 per share for total gross proceeds of $100,000. There were no exercises of options during the six months ended September 30, 2012.

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

During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share and a five year life to a consultant for services to be rendered over three years. The Company recognized $280 and $557 in expense related to this warrant for the three and six months ended September 30, 2013 and 2012.

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

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s Board of Directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of September 30, 2013, the Company has 299,741 shares available for future Awards under the 2009 Plan.

On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock were authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. On September 13, 2012 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 3,000,000 shares. On September 6, 2013 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 7,100,000 shares. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of September 30, 2013, the Company is authorized to issue up to 12,400,000 shares under this plan and has 7,265,723 shares available for future issuances.

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

 Summary of Assumptions and Activity

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, risk free interest rate, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the six months ended September 30, 2013 and 2012:

	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012
	(unaudited)	(unaudited)
Stock options and warrants:
Expected term (in years)	1.58 to 6.02	5.00 to 10.00
Expected volatility	127% to 137%	124% to 166%
Risk free interest rate	0.19% to 1.84%	0.63% to 2.22%
Expected dividend	N/A	N/A

A summary of employee and director options and warrant activity, including those options and warrants outside the plans, for the six month period ended September 30, 2013 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Yrs)	Value
Outstanding at March 31, 2013	5,408,597	$0.93
Granted	7,623,272	0.27
Exercised	(500,000)	0.20
Forfeited	(50,000)	8.40
Outstanding and expected to vest at September 30, 2013	12,481,869	$0.53	8.87	$2,452,544
Exercisable at September 30, 2013	4,777,115	$0.89	7.57	$837,971

For the six months ended September 30, 2013 and 2012, the following represents the Company’s weighted average fair value of all options granted:

		Weighted
		Average Fair
		Value of
Period Ended:	Granted	Options
September 30, 2013	7,623,272	$0.24
September 30, 2012	1,564,794	$0.39

There were options to purchase 7,623,272 shares and 1,564,794 shares of common stock granted to employees and directors during the six months ended September 30, 2013 and 2012, respectively. In connection with the options granted and the vesting of prior options issued during the three and six months ended September 30, 2013 and 2012, the Company recorded total charges of $173,737 and $330,663 and $167,910 and $231,839, respectively which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of September 30, 2013, there was $1,986,913 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average vesting period of 3.39 years.

Note 8. Subsequent Events

In October 2013, the Company issued additional Bridge Notes in the original principal amount of $150,000 to certain accredited investors, pursuant to the terms of subscription agreements and letters of investment intent (see Note 4). These Bridge Notes and related accrued interest totaling $150,027 were converted on October 2 and October 3, 2013 to 750,137 Units at $0.20 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.37 per share.  The warrants are exercisable beginning on March 31, 2014 and have at term of five years from date of issuance. As the transaction was considered an induced conversion under applicable accounting guidance, the Company will recognize $552,750 in debt conversion expense in the third quarter ended December 31, 2013.

Emergent financial Group, Inc. was issued warrants to purchase 75,014 shares of Common Stock at an exercise price of $0.20 per share upon conversion of such Bridge Notes.

 On November 14, 2013, the Company and the board of director members agreed to rescind the conversion of outstanding board of director fees in the amount of $44,556 into Units of the Company's common stock, which was disclosed in the Company’s Current Report on Form 8-K dated September 27, 2013, due to unintended accounting and tax consequences of such transaction. The outstanding board of director fees are included in accrued compensation and related expenses in the accompanying condensed consolidated balance sheet as of September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “Cryoport”, “Company” and similar terms refer to CryoPort, Inc., and its wholly owned subsidiary CryoPort Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”, including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 25, 2013 and those reports filed) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2013 (unaudited) and the consolidated balance sheet as of March 31, 2013 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2013 and 2012, and cash flows for the six months ended September 30, 2013 and 2012 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2013 and 2012 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

General Overview

We provide leading edge frozen shipping logistics solutions to the life sciences industry. Since 2011, through the completion of the combination of our purpose-built and patented packaging, purpose-built software information technologies and developed logistics knowhow known as “total turnkey management” we have provided logistics management for frozen shipping to the life sciences industry. Our solutions are disruptive to “old technologies” as they are more comprehensive and provide reliable, economic alternatives to existing products and services utilized for frozen shipping in the life sciences industry including stem cells, cell lines, vaccines, diagnostic materials, semen and embryos for in-vitro fertilization, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures. Our solutions can contribute significantly to the effectiveness, reliability and efficiency of clinical trials.

Cryoport Express® Solutions include a cloud-based logistics management software platform branded as the CryoportalTM. The CryoportalTM supports the management of the entire shipment process through a single interface which includes initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. Cryoport’s total turnkey logistics solutions offer convenience, reliability and cost effectiveness, while the use of recyclable and reusable components provides “green,” environmentally friendly solutions. The CryoportalTM provides an array of unique information dashboards and validation documentation for every shipment.

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

“Powered by Cryoport” is an important partnership arrangement with integrators, freight forwarders and other logistics providers, enabling partners to expand their solutions offering by adding the total Cryoport Express® Shipper solution to their customer offering.

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

We have incurred losses since inception in 2003 and have an accumulated deficit of $82,594,633 through September 30, 2013.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

Net revenues. Net revenues were $579,827 for the three months ended September 30, 2013, as compared to $233,597 for the three months ended September 30, 2012. The $346,230 or 148% increase is primarily driven by the ramp up and expansion of logistics services provided to Zoetis which commenced in February of 2013 and an increase in both, the number of customers utilizing our services and frequency of shipments compared to the same period in the prior year.

Gross margin (loss) and cost of revenues. Gross margin for the three months ended September 30, 2013 was 12% of net revenues, or $72,102 as compared to a gross loss of 48% of net revenues, or $110,843, for the three months ended September 30, 2012. The increase in gross margin is primarily due to the increase in net revenue combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the three months ended September 30, 2013 was 88% of net revenues, or $507,725, as compared to 148% of net revenues, or $344,440, for the three months ended September 30, 2012. The cost of revenues exceeded net revenues in 2012 due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,240,413 for the three months ended September 30, 2013, as compared to $1,341,333 for the three months ended September 30, 2012. The $100,920 decrease is primarily due to decrease in board of director stock-based compensation related to Office of CEO in 2012, partially offset by an increase in compensation related to replacement of the Chief Executive Officer and increase in the sales and marketing department compared to the previous year.

Research and development expenses. Research and development expenses were $118,436 for the three months ended September 30, 2013, as compared to $101,656 for the three months ended September 30, 2012. Our research and development efforts are focused on continually improving the features of the Cryoport Express® solutions including the Company’s cloud-based logistics management platform, the Cryoportal and the Cryoport Express® Shippers. The increase in research and development is primarily due to a higher level of development efforts related to the Cryoportal as customer requests for additional functionality have decreased.

Interest expense. Interest expense was $512,776 for the three months ended September 30, 2013, as compared to $11,759 for the three months ended September 30, 2012. Interest expense for the three months ended September 30, 2013 included accrued interest on our related party notes payable of approximately $9,294, amortization of the debt discount and deferred financing fees of approximately $464,499 and interest expense on our Bridge Notes of approximately $37,045. Interest expense for the three months ended September 30, 2012 represents accrued interest on our related party notes payable of $11,759.

Debt conversion expense. Debt conversion expense for the three months ended September 30, 2013 of $13,161,017 was related to the induced conversion of $3,977,175 of aggregate principal and interest from the Bridge Notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes.  The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance.  The fair value of the warrants was calculated using Black-Scholes.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $892 for the three months ended September 30, 2013, compared to a gain of $14,489 for the three months ended September 30, 2012. The gain for the three months ended September 30, 2013 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the three months ended September 30, 2013 increased by $13,406,946 to $14,959,648 or $0.38 per share compared to a net loss of $1,552,702 or $0.04 per share for the three months ended September 30, 2012.

Six months ended September 30, 2013 compared to six months ended September 30, 2012:

Net revenues. Net revenues were $1,067,790 for the six months ended September 30, 2013, as compared to $424,896 for the six months ended September 30, 2012. The $642,894 or 151% increase is primarily driven by the ramp up and expansion of logistics services provided to Zoetis which commenced in February of 2013 and an increase in both, the number of customers utilizing our services and frequency of shipments compared to the same period in the prior year.

Gross margin (loss) and cost of revenues. Gross margin for the six months ended September 30, 2013 was 12% of net revenues, or $126,744 as compared to a gross loss of 64% of net revenues, or $273,162, for the six months ended September 30, 2012. The increase in gross margin is primarily due to the increase in net revenue combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the six months ended September 30, 2013 was 88% of net revenues, or $941,046, as compared to 164% of net revenues, or $698,058, for the six months ended September 30, 2012. The cost of revenues exceeded net revenues in 2012 due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expense. Selling, general and administrative expenses were $2,462,487 for the six months ended September 30, 2013, as compared to $2,610,607 for the six months ended September 30, 2012. The $148,120 decrease is primarily related to a severance payment of approximately $180,000 paid to the former chief executive officer in April 2012. A decrease in board of director stock-based compensation. Offsetting these decreases is an increase in compensation related to replacement of the Chief Executive Officer and an increase in the sales and marketing department expenses compared to previous year.

Research and development expenses. Research and development expenses were $211,079 for the six months ended September 30, 2013, as compared to $210,607 for the six months ended September 30, 2012. Our research and development efforts are focused on continually improving the features of the Cryoport Express® solutions including the Company’s cloud-based logistics management platform, the Cryoportal and the Cryoport Express® Shippers.

Interest expense. Interest expense was $594,995 for the six months ended September 30, 2013, as compared to $36,359 for the six months ended September 30, 2012. Interest expense for the six months ended September 30, 2013 included accrued interest on our related party notes payable of approximately $18,948, amortization of the debt discount and deferred financing fees of approximately $515,382 and interest expense on our Bridge Notes of approximately $57,454. Interest expense for the six months ended September 30, 2012 included accrued interest on our related party notes payable of approximately $21,838 and debt discount of approximately $9,000.

Debt conversion expense. Debt conversion expense for the six months ended September 30, 2013 of $13,161,017 was related to the induced conversion of $3,977,175 of aggregate principal and interest from the Bridge Notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes.  The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance.  The fair value of the warrants was calculated using Black-Scholes.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $19,649 for the six months ended September 30, 2013, compared to a gain of $33,824 for the six months ended September 30, 2012. The gain for the six months ended September 30, 2013 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Net loss. As a result of the factors described above, net loss for the six months ended September 30, 2013 increased by $13,184,674 to $16,283,185 or $0.42 per share compared to a net loss of $3,098,511 or $0.08 per share for the six months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash and cash equivalents of $532,469 and negative working capital of $38,455. As of March 31, 2013, the Company had cash and cash equivalents of $563,104 and negative working capital of $1,539,103. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through September 30, 2013, we have received net proceeds of approximately $36.8 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

For the six months ended September 30, 2013, we used $2,317,831 of cash for operations primarily as a result of the net loss of $16,283,185 offset by non-cash expenses of $14,169,768 primarily comprised of debt conversion expense, fair value of stock options and warrants, depreciation and amortization and change in fair value of derivative instruments. Net operating losses decreased primarily as a result of increase in net revenues. Also contributing to cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $170,572, and an increase of $33,842 for other working capital items.

Net cash used in investing activities totaled $137,496 during the six months ended September 30, 2013 and was attributable to the purchase of property and equipment, primarily the increase in high-volume shippers to meet expected customer demand.

Net cash provided by financing activities totaled $2,424,692 during the six months ended September 30, 2013, and resulted from proceeds from the issuance of convertible debt of $2,615,301 and proceeds from the exercise of stock options of $100,000, partially offset by the payment of financing costs of $242,609 and the repayment of related party notes of $48,000.

As discussed in Note 2 of the accompanying condensed consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. As discussed above, the Company received proceeds from issuance of convertible debt as bridge financing in the fourth quarter of fiscal 2013 and the first six months of fiscal 2014. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions. As discussed in Note 8 of the accompanying condensed consolidated financial statements, the Company issued additional unsecured convertible promissory notes in principal amount of $150,000 in the third quarter of fiscal 2014. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations and until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2014. In addition, management will continue to review its operations for further cost reductions to extend the time that the Company can operate with its current cash on hand and additional bridge financing and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes.

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

Based on our overall cash and cash equivalents interest rate exposure at as of September 30, 2013, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of September 30, 2013, and does not consider those exposures or positions which could arise after that date.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

On July 12, 2013 and August 12, 2013, GBR Investments, LLC, invested $100,000 in the Bridge Notes and also received a warrant to purchase 400,000 and 344,827 shares of common stock, respectively, at an exercise price of $0.25 and $0.29 per share, respectively. The terms were set and offered by the Company to certain accredited investors prior to GBR's participation. The relative fair value of the warrants was $92,171. Richard Rathmann, a member of the Board of Directors of the Company, is the Manager of GBR investments, LLC and is considered an indirect beneficial owner of these securities.

On September 27 and September 30, 2013, the Company entered into definitive agreements for the conversion of the Bridge Notes pursuant to the offer letter from the Company and Letters of Tender and Exchange submitted by the note holders (the “Exchange Documents”). Pursuant to the Exchange Documents, the note holders converted an aggregate of $3,977,175 of outstanding principal and interest under the Bridge Notes into 19,885,874 units (the “Units”) at a price of $0.20 per Unit, with each Unit consisting of (i) one share of common stock of the Company (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock at an exercise price of $0.37 per share. The warrants are exercisable beginning on March 31, 2014 and have a term of five years from date of issuance. As the transaction was considered an induced conversion under the applicable accounting guidance, the Company recognized $13,161,017 in debt conversion expense representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes.

Emergent Financial Group, Inc. served as the Company’s placement agent in connection with the original placement of the Bridge Notes and earned a commission of 9% of the original principal balance of such notes, or $324,882 at the time of the original issuance of such notes and was issued warrants to purchase 1,836,245 shares of Common Stock at an exercise price of $0.20 per share upon the conversion of such Bridge Notes.

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

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Index

4.20	Form of Warrant issued With Convertible Promissory Notes

4.21	Form of Warrant issued upon Conversion of Convertible Promissory Notes

4.22	Form of Warrant Issued o Placement Agents

10.31	Form of Convertible Promissory Notes issued with Warrants

10.32	Form of Letter of tender and Exchange

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.*

101.SCH**	XBRL Taxonomy Extension Schema Document.*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

CryoPort, Inc.

Dated: November 18, 2013

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: November 18, 2013

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

