Form 10-Q
period 2013-12-31
Cryoport, Inc.
filed 2014-02-13
CIK 1124524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-34632

Cryoport, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0313393
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

20382 BARENTS SEA CIRCLE,
LAKE FOREST, CA	92630
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 7, 2014 the Company had 59,446,639, shares of its $0.001 par value common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRYOPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,970	$563,104
Accounts receivable, net of allowances of $22,200 at December 31, 2013 and $8,700 at March 31, 2013	635,687	217,097
Inventories	30,008	39,212
Other current assets	102,718	138,892
Total current assets	988,383	958,305
Property and equipment, net	464,122	505,485
Intangible assets, net	189,094	272,263
Deposits and other assets	9,358	19,744
Total assets	$1,650,957	$1,755,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$895,902	$858,709
Accrued compensation and related expenses	391,438	217,432
Convertible debentures payable and accrued interest, net of discount	390,471	1,304,419
Current portion of related party notes payable	96,000	96,000
Derivative liabilities	3	20,848
Total current liabilities	1,773,814	2,497,408
Related party notes payable and accrued interest, net of current portion	1,277,546	1,321,664
Total liabilities	3,051,360	3,819,072

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 59,246,639 shares issued and outstanding at December 31, 2013 and 37,760,628 shares issued and outstanding at March 31, 2013	59,247	37,761
Additional paid-in capital	82,975,314	64,210,412
Accumulated deficit	(84,434,964)	(66,311,448)
Total stockholders’ deficit	(1,400,403)	(2,063,275)
Total liabilities and stockholders’ deficit	$1,650,957	$1,755,797

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net revenues	$757,327	$307,153	$1,825,117	$732,049
Cost of revenues	590,266	368,795	1,531,312	1,066,853
Gross margin (loss)	167,061	(61,642)	293,805	(334,804)
Operating expenses:
Selling, general and administrative	1,305,562	1,392,937	3,768,049	4,003,544
Research and development	118,490	94,424	329,569	305,031
Total operating expenses	1,424,052	1,487,361	4,097,618	4,308,575
Loss from operations	(1,256,991)	(1,549,003)	(3,803,813)	(4,643,379)
Other income (expense):
Debt conversion expense	(552,750)	—	(13,713,767)	—
Interest expense	(31,786)	(11,896)	(626,781)	(48,255)
Change in fair value of derivative liabilities	1,196	(6,112)	20,845	27,712
Total other expense, net	(583,340)	(18,008)	(14,319,703)	(20,543)
Loss before income taxes	(1,840,331)	(1,567,011)	(18,123,516)	(4,663,922)
Income taxes	—	—	—	1,600
Net loss	$(1,840,331)	$(1,567,011)	$(18,123,516)	$(4,665,522)
Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.40)	$(0.12)
Basic and diluted weighted average common shares outstanding	58,995,821	37,760,628	45,342,320	37,760,628

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(18,123,516)	$(4,665,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,189	307,262
Amortization of debt discount and deferred financing costs	540,648	8,843
Fair value of stock options and warrants issued to employees, directors and consultants	509,966	488,818
Change in fair value of derivative instruments	(20,845)	(27,712)
Loss on disposal of Cryogenic shippers	5,884	6,382
Debt conversion expense	13,713,767	—
Changes in operating assets and liabilities:
Accounts receivable	(418,590)	(55,013)
Inventories	9,204	(3,705)
Other current assets	(22,898)	8,940
Accounts payable and accrued expenses	129,415	301,425
Accrued compensation and related expenses	174,006	(67,531)
Accrued interest	85,364	19,625
Net cash used in operating activities	(3,159,406)	(3,678,188)
Cash Flows From Investing Activities
Purchases of property and equipment	(139,541)	(71,165)
Net cash used in investing activities	(139,541)	(71,165)
Cash Flows From Financing Activities
Proceeds from issuance of convertible debt	3,206,301	—
Repayments of convertible debt	—	(82,800)
Payments of offering and deferred financing costs	(358,489)	(128,275)
Repayments of related party notes payable	(72,000)	(72,000)
Proceeds from exercise of stock options and warrants	180,001	—
Net cash provided by (used in) financing activities	2,955,813	(283,075)
Net change in cash and cash equivalents	(343,134)	(4,032,428)
Cash and cash equivalents, beginning of period	563,104	4,617,535
Cash and cash equivalents, end of period	$219,970	$585,107
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$15,676
Income taxes	$—	$1,600
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of restricted cash for repayment of convertible debentures payable	$—	$251,368
Offering costs in connection with equity financing included in accounts payable	$—	$53,747
Estimated relative fair value of warrants issued in connection with convertible debentures payable	$255,452	$—
Conversion of Bridge Notes payable and accrued interest into shares of common stock and warrants	$4,127,202	$—

See accompanying notes to unaudited condensed consolidated financial statements

CRYOPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Nine Months Ended December 31, 2013 and 2012

Note 1. Management’s Representation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Cryoport, Inc. (the “Company”, “our” or “we”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Organization and Summary of Significant Accounting Policies

The Company

We provide leading edge frozen logistics solutions to the life sciences industry. Since 2011, through the completion of the combination of our purpose-built and patented packaging, purpose-built cold chain logistics software platform information technologies and developed logistics knowhow known as “total turnkey management” we have provided logistics solutions for frozen shipping to the life sciences industry. Our solutions are disruptive to “older technologies” as they are more comprehensive and provide reliable, economic alternatives to existing products and services utilized for frozen shipping in the life sciences industry including stem cells, cell lines, vaccines, diagnostic materials, semen and embryos for in-vitro fertilization, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures. In addition, our solutions can contribute significantly to the effectiveness, reliability and efficiency of clinical trials.

Cryoport Express® Solutions include a cloud-based logistics management software platform branded as the CryoportalTM.  The CryoportalTM software platform supports the management of the entire logistics process through a single interface which includes initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. Cryoport’s total turnkey logistics solutions offer convenience, reliability and cost effectiveness, while the use of recyclable and reusable components provides “green”, environmentally friendly solutions. The CryoportalTM provides an array of unique information dashboards and validation documentation for every shipment.

Integral to our logistics solutions are our Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers), patented vacuum flasks) which provide packaging that is  cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) “dry vapor” technology. Cryoport Express® Shippers are non-hazardous, IATA (International Air Transport Association) certified, and validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express® Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solutions include document preparation, intervention capability, and recording and retaining a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities shipped. This recorded and archived information allows our customers to meet the exacting requirements necessary for scientific work and for regulatory purposes. When a customize solution is not required, Cryoport Express® Solutions can be used by customers, as a “turnkey” solution, through direct access to the cloud-based CryoportalTM, or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care team and also provides complete training and process management services to support each client’s specific requirements.

From 2011 through 2012, the Cryoport Express® Shipper was the Company’s principal focus for development and commercialization. During the last months of 2012, the Company’s approach to the market was enhanced to include a comprehensive solutions orientation and it expanded its service offering to address the various broader market needs in the biotechnology and life science industries. Today, as a solutions provider, Cryoport tailors its frozen logistics solutions to its clients’ requirements. In addition to custom solutions, the Company’s primary customer facing solutions offerings are as follows:

•	Cryoport Express® Solution

The fully outsourced turnkey logistics solution described above.

•	Customer-Staged Solution

Cryoport ships an inventory of Cryoport Express® Shippers to the customer (uncharged and in bulk) enabling the customer to charge the shippers at its facility, process its orders through the CryoportalTM which permits Cryoport Client Care to oversee the logistics of each shipment and the return of the shippers to Cryoport for cleaning, testing and refurbishing. Cryoport Client Care provides the 24/7/365 logistics services utilizing its CryoportalTM logistics platform.

⋅	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express® Shipper(s) to the customer enabling the customer to utilize its internal expertise to manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

⋅	Customer Integrated Logistics

The Cryoport logistics team provides a tailored and full range of logistics support solutions. In addition to tailoring a management solution, the robust, enterprise grade CryoportalTM is used to provide complete logistics services while enabling the customer to utilize its own packaging solutions or Cryoport Express® Shippers. Cryoport can provide onsite logistics personnel allowing the customer to fully outsource its cold chain logistics needs to Cryoport and focus on its core competencies.

⋅	Distribution Partnerships

“Powered by Cryoport” is an important partnership arrangement with integrators, freight forwarders and other logistics providers, enabling partners to expand their solutions offering by adding the total Cryoport Express® Shipper solution to their customer offering.

One of our distribution partners is Federal Express Corporation (“FedEx”). We have an agreement with FedEx to provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution, on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, Fedex has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by Cryoport”, for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

In January 2013, we entered into a master agreement (“FedEx Agreement”) with FedEx renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015.

Pursuant to an agreement with DHL Express (USA), Inc. (“DHL”), DHL biotechnology and life science customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Shippers and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support our customers using our Cryoport Express® Solutions. In connection with the agreement, we have integrated our proprietary CryoportalTM to DHL’s tracking and billing systems to provide DHL biotechnology and life science customers with a seamless way (“powered by Cryoport”) of shipping their critical biological material worldwide.

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company is providing on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum uses of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013 the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments of this vaccine. In October 2013 the agreement was further amended to further expand Cryoport’s services to include the logistics management for a second poultry vaccine.

In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will be using Cryoport Express® Solutions for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to the biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at December 31, 2013, we had an accumulated deficit of $84.4 million. During the nine months ended December 31, 2013, we used cash in operations of $3.2 million and had a net loss of $18.1 million, which included a one-time, non-cash debt conversion expense of $13.7 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at December 31, 2013, additional bridge financing received subsequent to the quarter end, together with the revenues generated from our services will be sufficient to sustain our planned operations into the fourth quarter of fiscal year 2014; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully achieve significant revenue increases or its cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern. To address this issue, the Company is seeking additional capitalization to properly fund our efforts to become a self-sustaining financially viable entity.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable and accrued interest, convertible notes payable and accrued interest, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at December 31, 2013 and March 31, 2013, due to their short term nature. The difference between the fair value and recorded values of the related-party notes payable and accrued interest is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit coverage limits up to $250,000 per owner. At December 31, 2013 and March 31, 2013, the Company had approximately $0 and $214,000, respectively, of cash balances which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Accounts receivable at December 31, 2013 and March 31, 2013 are net of reserves for doubtful accounts of approximately $22,200 and $8,700, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has foreign revenues primarily in Europe, Japan, and India. During the three month periods ended December 31, 2013 and 2012, the Company had foreign revenues of approximately $273,000 and $142,000, respectively, which constituted approximately 36% and 46% of total net revenues, respectively. During the nine month periods ended December 31, 2013 and 2012, the Company had foreign revenues of approximately $589,700 and $321,000, respectively, which constituted approximately 32% and 44% of total net revenues, respectively.

The majority of the Company’s customers are in the life science industries. Consequently, there is a concentration of receivables within this industry, which is subject to normal credit risk. One customer accounted for 32% and 31% of total net revenues during the three and nine months ended December 31, 2013, respectively.  No customer accounted for more than 10% of our total net revenues for the three and nine months ended December 31, 2012.  The Company maintains reserves for bad debt and such losses, in the aggregate, which historically have not exceeded our estimates.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers that are not returned to the Company along with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors. At December 31, 2013 and March 31, 2013, the Company’s inventories consisted of $30,008 and $28,533 in raw materials, respectively, and $0 and $10,679 in finished goods, respectively.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise 89% and 87% of the Company’s net property and equipment balance at December 31, 2013 and March 31, 2013, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Depreciation and amortization expense for property and equipment was $51,476 and $175,020 and $63,183 and $222,729 for the three and nine months ended December 31, 2013 and 2012, respectively.

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

Amortization expense for intangible assets was $27,723 and $83,169 and $27,148 and $84,533 for the three and nine months ended December 31, 2013 and 2012, respectively. All of the Company’s intangible assets are subject to amortization.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses at December 31, 2013 or March 31, 2013.

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

During the years ended March 31, 2013 and 2012, the Company incurred $103,542 and $572,255, respectively of offering costs in connection with the private placements that closed in February and March 2012, which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of December 31, 2013 and March 31, 2013, offering costs of $0 and $53,747, respectively, related to the private placement were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

In connection with the bridge notes in the fourth quarter of fiscal year 2013 and first nine months of fiscal year 2014, the Company incurred financing costs of $116,505 and $224,577, respectively, which were capitalized and were being amortized over the term of the convertible notes payable using the straight-line method which approximates the effective interest method.  In connection with the 5% bridge notes, during the third quarter of fiscal 2014, the Company incurred financing costs of $41,890 that have been capitalized and are being amortized over the term of the convertible notes payable using the straight-line method which approximates the effective interest method (see Note 4). As of December 31, 2013 and March 31, 2013, financing costs of $0 and $38,475, respectively, related to the convertible notes payable were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Supply Concentration Risks

The component parts for our products are primarily manufactured at third party manufacturing facilities. The Company also has a warehouse at our corporate offices in Lake Forest, California, where the Company is capable of manufacturing certain parts and fully assembles its products. Most of the components that the Company uses in the manufacture of its products are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, the Company has identified alternate qualified suppliers which the Company believes could replace existing suppliers. Should this occur, the Company believes that with its current level of shippers and production rate the Company has enough to cover a four to six week disruption in production.

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

Revenue Recognition

The Company provides logistics solutions to its clients and charges a fees in exchange for these services. The Company’s arrangements, in some cases, are are similar to the accounting standard for leases since some solutions convey the right to use Cryoport Express® Shippers over a period of time. The Company retains title to the containers and provides its client’s the use of the container for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company.

The Company recognizes revenue for the use of its Cryoport Express® Shippers at the time of the delivery of the shipper to the end user of the enclosed materials, and at the time that collectability is reasonably certain. Revenue is based on gross sales net of discounts and allowances.

The Company’s solutions may also provide information support and logistics support and management to some customers, which may include onsite logistics personnel. Revenue is recognized for these solutions as services are rendered and at the time that collectability is reasonably certain.

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of revenues in the accompanying condensed consolidated statements of operations.

Research and Development Expenses

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses to date have consisted primarily of costs associated with continually improving the features of the Cryoport Express® Solutions including the web based customer service portal and the Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the Cryoport Express® Solutions. An additional research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at December 31, 2013 and March 31, 2013 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended December 31, 2013 and 2012.

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

ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold. As of December 31, 2013 and March 31, 2013, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at December 31, 2013 and March 31, 2013, respectively and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three or nine months ended December 31, 2013 and 2012. The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2013, the Company is no longer subject to U.S. federal examinations for years before 2009 and for California franchise and income tax examinations for years before 2008. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest, if any, recognized in the period associated with any convertible debt. For the three and nine months ended December 31, 2013 and 2012, the Company was in a loss position and the basic and diluted net loss per share were the same since the effect of stock options, warrants and convertible notes payable on net loss per share was anti-dilutive and thus not included in the diluted net loss per share calculation. The impact under the treasury stock method of dilutive stock options and warrants and the if-converted method of convertible debt would have resulted in weighted average common shares outstanding of approximately 65,130,000 and 47,425,000 and 37,830,000 and 37,828,000 for the three and nine month periods ended December 31, 2013 and 2012, respectively.

Segment Reporting

We currently operate in only one segment.

Fair Value Measurements

The Company determines the fair value of its derivative instruments using a three-level hierarchy for fair value measurements in which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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

The following table presents the Company’s warrants measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2013 classified using the valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	December 31,	March 31,
	2013	2013
	(unaudited)
Derivative liabilities	$3	$20,848

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs for the nine months ended December 31, 2013 and 2012:

	Level 3	Level 3
	Carrying Value	Carrying Value
	2013	2012
Balance at March 31,	$20,848	$37,334
Change in fair value	(20,845)	(27,712)

Balance at December 31, (unaudited)	$3	$9,622

Note 3. Related Party Transactions

Related Party Notes Payable

As of December 31, 2013 and March 31, 2013, the Company had aggregate principal balances of $579,500 and $651,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of December 31, 2013, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $8,934 and $27,882 and $10,364 and $32,202 for the three and nine months ended December 31, 2013 and 2012, respectively. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $794,046 and $766,164 as of December 31, 2013 and March 31, 2013, respectively.

Convertible Bridge Notes

During the nine months ended December 31, 2013, the Company issued to certain accredited investors various unsecured promissory notes with the terms as described under Note 4. These unsecured promissory notes included $70,000 of the 5% Bridge Notes (as defined below) issued to Jerrell Shelton, the Company’s Chief Executive Officer, $100,000 of the Bridge Notes issued to Richard Rathmann, a member of the Board of Directors of the Company, and $200,000 of the Bridge Notes issued to GBR Investments, LLC , of which Richard Rathmann, is the manager.

Note 4. Convertible Notes Payable

October 2007 Debentures

The convertible debentures issued by the Company to institutional investors in October 2007 were repaid during the three months ended June 30, 2012. During the three and nine months ended December 31, 2012, the Company recognized an aggregate of $0 and $8,843, respectively, in interest expense due to amortization of debt discount related to the warrants and beneficial conversion features associated with the Company’s outstanding convertible notes payable. During the three and nine months ended December 31, 2012, the Company recorded interest expense of $0 and $3,091, respectively, related to the stated interest associated with the convertible notes payable.

2013 and 2014 Bridge Notes

In the fourth quarter of fiscal 2013 and first nine months of fiscal 2014, the Company issued to certain accredited investors unsecured convertible promissory notes (the “Bridge Notes”) in the original principal amount of $1,294,500 and $2,765,301, respectively, for total principal of $4,059,801, pursuant to the terms of subscription agreements and letters of investment intent.

The Bridge Notes accrued interest at a rate of 15% per annum from date of issuance until January 31, 2013 and at a rate of 5% per annum from February 1, 2013 through the date of payment, in each case on a non-compounding basis. All principal and interest under the Bridge Notes were due on December 31, 2013. Accrued interest related to these notes amounted to $0 and $9,919, as of December 31, 2013 and March 31, 2013, respectively.

In connection with the issuance of the Bridge Notes to three accredited investors totaling $400,000 in June, July and August 2013, the Company granted these investors warrants to purchase 1,797,457 shares of common stock at an exercise prices ranging from $0.19 to $0.29 per share. The relative fair value of the warrants of $199,170 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the Bridge Notes (see Note 7). These Bridge Notes accrued interest at 8% per annum from the date of issuance through date of payment, on a non-compounding basis. All other terms of these Bridge Notes are consistent with the rest of the Bridge Notes. Upon conversion of the Bridge Notes in September 2013, the remaining unamortized debt discount was amortized to interest expense.

In September and October 2013, the Bridge Note holders accepted an offer by the Company and converted an aggregate of $4,127,202 of outstanding principal and interest under the Bridge Notes into 20,636,011 units (the “Units”) at a price of $0.20 per Unit, with each Unit consisting of (i) one share of common stock of the Company (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock at an exercise price of $0.37 per share (see Note 7). The warrants are exercisable beginning on March 31, 2014 and have a term of five years from date of issuance. As the transaction was considered an induced conversion under the applicable accounting guidance, the Company recognized $13,713,767 in debt conversion expense representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes. The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance. The fair value of the warrants was calculated using Black-Scholes.

Upon conversion of the Bridge Notes, the remaining unamortized debt discount was amortized to interest expense. During the three and nine months ended December 31, 2013, the Company amortized $0 and $199,170, respectively, to interest expense.

5% Bridge Notes

In December 2013, the Company issued to certain accredited investors unsecured convertible promissory notes (the “5% Bridge Notes”) in the original principal amount of $441,000, pursuant to the terms of subscription agreements and letters of investment intent. This includes a note in the amount of $70,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer, on December 11, 2013.

The 5% Bridge Notes accrue interest at a rate of 5% per annum from the date of issuance through date of payment, on a non-compounding basis. All principal and interest under the 5% Bridge Notes becomes due on June 30, 2014. Accrued interest related to these notes of $1,083 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2013.

In connection with the issuance of the 5% Bridge Notes, the Company granted these investors warrants to purchase 220,500 shares of common stock at an exercise price of $0.49 per share. The warrants are exercisable on May 31, 2014 and expire on December 31, 2018. The relative fair value of the warrants of $56,282 was recorded as a debt discount and is amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the 5% Bridge Notes (see Note 7). During the three and nine months ended December 31, 2013, the Company amortized $5,753 to interest expense for these notes.

In the event the Company designates and issues one or more types of equity securities while the 5% Bridge Notes are outstanding (“Subsequent Offering”), the Company will provide written notice to the holders of the notes and such holders will have a right to convert up to all of the principal and accrued unpaid interest on the notes into shares of such equity securities on the same terms as the Subsequent Offering during the ten days following the provision of such notice. The conversion price for these equity securities will be 90% of the offering price for the equity securities. The Company was unable to value the conversion feature of these 5% Bridge Notes given the absence of a conversion rate and the convertibility of the 5% Bridge Notes being contingent upon the completion of a Subsequent Offering.

 Emergent Financial Group, Inc. (“Emergent”) served as the Company’s placement agent in connection with the original placement of the 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes. Debt financing costs of $41,890 comprised primarily of the commission earned by Emergent, which is recorded in other current assets in the accompanying condensed consolidated balance sheet, is being amortized to interest expense under the straight-line method which approximates the effective interest method over the term of the notes. Emergent did not receive any compensation with respect to the 5% Bridge Note in the principal amount of $70,000 issued to Jerrell Shelton, the Chief Executive Officer of the Company.

The 5% Bridge Notes also include a provision that the Company may, at any time after January 31, 2014, offer to the holders of these notes the right to convert all or a portion of the principal and accrued interest into units consisting of shares and a warrant to purchase additional shares of the Company’s Common Stock.  The number of shares issued upon conversion will be based on a conversion price that is equal to 70% of the average volume-weighted average price (“VWAP”) of the Company’s Common Stock for the ten (10) consecutive trading days immediately prior to the date of such offer.  For each share issued in such conversion, the holder will be issued a warrant to purchase one share of Common Stock at an exercise price equal to the 110% of such average VWAP.  The warrants will expire five years from issuance.

In January and February 2014, the Company issued additional 5% Bridge Notes in the original principal amount of $310,000 to certain accredited investors, pursuant to the terms of the subscription agreements and letters of investment intent. This includes a note in the amount of $50,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer, on January 10, 2014 and a note in the amount of $100,000 issued on February 3, 2014 to GBR Investments LLC, of which Richard G. Rathmann, a member of the board of directors of the Company, is the manager.

Debt financing costs of $382,972 comprised of agent commissions which were recorded in other current assets and were to be amortized to interest expense under the straight-line method which approximates the effective interest method over the term of the Bridge Notes and 5% Bridge Notes. Upon conversion of the Bridge Notes in September and October 2013, the remaining unamortized debt financing costs were amortized to interest expense. During the three and nine months ended December 31, 2013, the Company amortized $19,514 and $335,725, respectively, to interest expense.

Note 5. Derivative Liabilities

In accordance with current accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock are treated as derivatives because these instruments have reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants were treated as derivative liabilities since their date of issuance or modification. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2013 and March 31, 2013 the Company had derivative warrant liabilities of $3 and $20,848, respectively.

During the three and nine months ended December 31, 2013 and 2012, the Company recognized aggregate gains/(losses) of $1,196 and $20,845 and $(6,112) and $27,712, respectively, due to the change in fair value of its derivative instruments (see Note 2).

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

	For the Nine Months Ended December 31, 2013	For the Year Ended March 31, 2013
(unaudited)
Expected dividend	—	—
Expected term (in years)	0.26 to 0.81	1.01 to 1.81
Risk free interest rate	0.04% to 0.15%	0.14% to 0.33%
Expected volatility	104% to 144%	129% to 158%

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

Total rental expense was approximately $39,300 and $140,800 and $49,000 and $156,000 for the three and nine months ended December 31, 2013 and 2012, respectively.

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

The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $113,431 and $319,882 and $91,145 and $287,816 for the three and nine months ended December 31, 2013 and 2012, respectively.

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

Common Stock, Warrants and Options

During December 2013, the Company issued warrants to purchase 220,500 shares of the Company’s common stock at an exercise price of $0.49 per share to accredited investors in connection with the issuance of the 5% Bridge Notes in the aggregate amount of $441,000 (see Note 4). The warrants are exercisable on May 31, 2014 and expire on December 31, 2018. The relative fair value of the warrants of $56,282 was calculated using Black-Scholes. This includes a warrant to purchase 35,000 shares of common stock issued to Jerrell Shelton, the Company’s Chief Executive Officer, on December 11, 2013 in connection with the issuance of a note in the amount of $70,000.

On December 2, 2013, GBR Investments, LLC, of which Richard G. Rathmann, a member of the board of directors of the Company, is the manager, exercised warrants to purchase 200,000 shares of Common Stock at $0.25 per share.

On November 27, 2013, Jerrell Shelton, the Company’s Chief Executive Officer, exercised options to purchase 150,000 shares of Common Stock at $0.20 per share.

On November 14, 2013, the Company and certain members of the board of director members agreed to rescind the conversion of outstanding board of director fees in the amount of $44,556 into Units of the Company's common stock, which was disclosed in the Company’s Current Report on Form 8-K dated September 27, 2013, due to unintended accounting and tax consequences of such transaction. The outstanding board of director fees are included in accrued compensation and related expenses in the accompanying condensed consolidated balance sheet as of December 31, 2013.

In September and October, 2013, the Company entered into definitive agreements for the conversion of the Bridge Notes pursuant to the offer letter from the Company and Letters of Tender and Exchange submitted by the note holders (the “Exchange Documents”).

Pursuant to the Exchange Documents, the Bridge Note holders converted an aggregate of $4,127,202 of outstanding principal and interest under the Bridge Notes into 20,636,011 units (the “Units”) at a price of $0.20 per Unit, with each Unit consisting of (i) one share of common stock of the Company (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock at an exercise price of $0.37 per share. The warrants are exercisable beginning on March 31, 2014 and have a term of five years from date of issuance. As the transaction was considered an induced conversion under the applicable accounting guidance, the Company recognized $13,713,767 in debt conversion expense representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes. The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance. The fair value of the warrants was calculated using Black-Scholes.

Emergent Financial Group, Inc. served as the Company’s placement agent in connection with the original placement of the Bridge Notes and earned a commission of 9% of the original principal balance of such Bridge Notes, or $341,082 at the time of the original issuance of such notes and was issued warrants to purchase 1,911,259 shares of Common Stock at an exercise price of $0.20 per share upon the conversion of such Bridge Notes. The fair value of the warrants issued of $793,857 was calculated using Black-Scholes and was recorded to additional paid-in capital with no effect on equity. Emergent Financial Group, Inc. did not receive any compensation with respect to the Bridge Notes issued to Richard G. Rathmann, a member of the board of directors of the Company or GBR Investments, LLC, of which Mr. Rathmann is the manager, or for the conversion of such Bridge Notes.

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

In May 2013, the Company issued 500,000 shares of common stock upon the exercise of options at an exercise price of $0.20 per share for total gross proceeds of $100,000. There were no exercises of options or warrants during the nine months ended December 31, 2012.

During April 2012, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.50 per share and a two year life to a consultant for services rendered. The Company recognized $8,546 in expense related to this warrant for the nine months ended December 31, 2012.

During December 2011, the Company issued a warrant to purchase 155,844 shares of the Company’s common stock at an exercise price of $0.77 per share and a five year life to a consultant for services to be rendered over two years. The service agreement was terminated in May 2012. The Company recognized $8,084 in expense related to this warrant for the nine months ended December 31, 2012.

During April 2011, the Company issued a warrant to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.38 per share and a five year life to a consultant for services to be rendered over three years. The Company recognized $280 and $837 in expense related to this warrant for the three and nine months ended December 31, 2013 and 2012, respectively.

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

On October 9, 2009, the Company’s stockholders approved and adopted the 2009 Plan, which had previously been approved by the Company’s board of directors on August 31, 2009. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards (collectively, “Awards”) to employees, officers, non-employee directors, consultants and independent contractors of the Company. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Internal Revenue Code. A total of 1,200,000 shares of the Company’s common stock are authorized for the granting of Awards under the 2009 Plan. The number of shares available for future Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2009 Plan for stock splits, stock dividends, recapitalizations and other similar events. Awards may be granted under the 2009 Plan until the sooner of October 9, 2019 or until all shares available for Awards under the 2009 Plan have been purchased or acquired. The Company is authorized to issue up to 1,200,000 shares under this plan and as of December 31, 2013, the Company has 299,741 shares available for future Awards under the 2009 Plan.

On September 22, 2011, the Company’s stockholders approved and adopted the 2011 Plan, which had previously been approved by the Company’s Board of Directors on July 19, 2011. The 2011 Plan provides for the grant of Awards to employees, officers, non-employee directors and consultants of the Company. The Company’s Compensation Committee has the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2011 Plan, subject to the limitations and other provisions of the 2011 Plan. A total of 2,300,000 shares of the Company’s common stock were authorized for the granting of Awards under the 2011 Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events. On September 13, 2012 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 3,000,000 shares. On September 6, 2013 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 7,100,000 shares. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of December 31, 2013, the Company is authorized to issue up to 12,400,000 shares under this plan and has 7,240,723 shares available for future issuances.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors, consultants and independent contractors. The warrants are generally not subject to vesting requirements and have ten-year terms.

On June 28, 2013, the Company granted options to three officers of the Company, Jerrell Shelton, Chief Executive Officer, Robert Stefanovich, Chief Financial Officer and Steve Leatherman, Chief Commercial Officer to purchase 3,902,507 shares, 839,016 shares and 807,054 shares, respectively, of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock, or $0.27 per share. These options were granted outside of the Company’s incentive plans. Mr. Shelton’s option vests immediately with respect to 162,604 shares and the right to purchase the remaining shares vests in equal monthly installments on the fifth of each month for forty six months beginning on July 5, 2013 and ending on May 5, 2017. The options granted to Mr. Stefanovich and Mr. Leatherman vest ratably on a monthly basis over four years. The vesting of the options of all three officers would accelerate on the day the Company files a Form 10-Q or 10-K indicating an income from operations for the Company in two consecutive fiscal quarters and immediately in the event of a change of control of the Company.

Summary of Assumptions and Activity

The Company uses Black-Scholes to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, risk free interest rate, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company used the following assumptions for stock options granted during the nine months ended December 31, 2013 and 2012:

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012
	(unaudited)	(unaudited)
Stock options:
Expected term (in years)	1.58 to 6.02	5.00 to 10.00
Expected volatility	127% to 140%	124% to 166%
Risk free interest rate	0.19% to 1.84%	0.63% to 2.22%
Expected dividend	N/A	N/A

A summary of employee and director options and warrant activity, including those options and warrants outside the plans, for the nine month period ended December 31, 2013 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Yrs)	Value
Outstanding at March 31, 2013	5,408,597	$0.93
Granted	7,648,272	0.27
Exercised	(650,000)	0.20
Forfeited	(70,000)	7.71
Outstanding and expected to vest at December 31, 2013	12,336,869	$0.52	8.75	$607,284
Exercisable at December 31, 2013	5,202,530	$0.83	7.88	$286,953

For the nine months ended December 31, 2013 and 2012, the following represents the Company’s weighted average fair value of all options granted:

		Weighted
		Average Fair
		Value of
Period Ended:	Granted	Options
December 31, 2013	7,648,272	$0.24
December 31, 2012	3,939,794	$0.25

There were options to purchase 7,648,272 and 3,939,794 shares of common stock granted to employees and directors during the nine months ended December 31, 2013 and 2012, respectively. In connection with the options granted and the vesting of prior options issued during the three and nine months ended December 31, 2013 and 2012, the Company recorded total charges of $178,466 and $509,129 and $239,512 and $471,351, respectively which have been included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company issues new shares from its authorized shares upon exercise of warrants or options.

As of December 31, 2013, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average vesting period of 3.19 years.

Note 8. Subsequent Events

In January and February 2014, the Company issued additional 5% Bridge Notes in the original principal amount of $310,000 to certain accredited investors, pursuant to the terms of the subscription agreements and letters of investment intent. This includes a note in the amount of $50,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer, on January 10, 2014 and a note in the amount of $100,000 issued on February 3, 2014 to GBR Investments LLC, of which Richard G. Rathmann, a member of the board of directors of the Company, is the manager.

On January 8, 2014, GBR Investments, LLC, of which Richard G. Rathmann, a member of the board of directors of the Company, is the manager, exercised warrants to purchase 200,000 shares of Common Stock at $0.25 per share.

In February 2014, the Company entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will be using Cryoport Express® Solutions for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to the biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers.

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

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of December 31, 2013 (unaudited) and the consolidated balance sheet as of March 31, 2013 (audited) and the related unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2013 and 2012, and cash flows for the nine months ended December 31, 2013 and 2012 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2013 and 2012 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

General Overview

We provide leading edge frozen shipping logistics solutions to the life sciences industry. Since 2011, through the completion of the combination of our purpose-built and patented packaging, purpose-built cold chain logistics platform software, information technologies and developed logistics knowhow known as “total turnkey management” we have provided logistics solutions for frozen shipping to the life sciences industry. Our solutions are disruptive to “older technologies” as they are more comprehensive and provide reliable, economic alternatives to existing products and services utilized for frozen shipping in the life sciences industry including stem cells, cell lines, vaccines, diagnostic materials, semen and embryos for in-vitro fertilization, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures. In addition, our solutions can contribute significantly to the effectiveness, reliability and efficiency of clinical trials.

Cryoport Express® Solutions include “cloud-based” logistics management software branded as the CryoportalTM. The CryoportalTM software platform supports the logistics management of an entire shipment process through a single interface which includes initial order input, document preparation, customs clearance documentation, courier management, shipment tracking, issue resolution, and delivery. Cryoport’s total turnkey logistics solutions offer reliability, cost effectiveness and convenience, while the use of recyclable and reusable components provides “green,” environmentally friendly solutions. The CryoportalTM software platform provides an array of unique information dashboards and validation documentation for every shipment.

Integral to our logistics solutions is our packaging and the Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers), which are cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) “dry vapor” technology. Cryoport Express® Shippers are non-hazardous, IATA (International Air Transport Association) certified, and validated to maintain stable temperatures below minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express Shipper models, the Standard Dry Vapor Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Vapor Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solutions include recording and retaining a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained. This recorded and archived information allows our customers to meet the exacting requirements necessary for scientific work and for regulatory purposes. Cryoport Express® Solutions can be used by customers, as a “turnkey” solution, through direct access to the cloud-based CryoportalTM, or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care team and also provides complete training and process management services to support each client’s specific requirements.

From 2011 through 2012, the Cryoport Express® Solution was the Company’s principal focus for development and commercialization. During the last months of 2012, the Company changed its approach to the market and became a solutions provider to the cold chain for the life sciences.  Customer facing offerings were developed and our approach was enhanced to include a comprehensive solutions for frozen shipping in the life sciences.  We expanded our solutions orientation to address the various broader market needs in the life science industries. Today, as a solutions provider, Cryoport tailors its frozen logistics solutions to life sciences client requirements by using its expertise in the application or it competencies in cold chain packaging, information technology and cold chain logistics. In addition to custom solutions, the Company’s primary customer facing solutions offerings are as follows:

•	Cryoport Express® Solution

The fully outsourced turnkey logistics solution described above.

•	Customer-Staged Solution

Cryoport ships an inventory of Cryoport Express® Shippers to the customer (uncharged and in bulk) enabling the customer to charge the shippers at its facility, process its orders through the CryoportalTM which permits Cryoport Client Care to oversee the logistics of each shipment and the return of the shippers to Cryoport for cleaning, testing and refurbishing. Cryoport Client Care provides the 24/7/365 logistics services utilizing its CryoportalTM logistics platform.

•	Customer-Managed Solution

Cryoport ships a fully charged Cryoport Express® Shipper(s) to the customer enabling the customer to utilize its internal expertise to manage all or a portion of the logistics services. As with the above solutions, the shippers are returned to Cryoport for cleaning, testing and refurbishing within a pre-determined time period.

•	Customer Integrated Logistics

The Cryoport logistics team provides a tailored and full range of logistics support solutions. In addition to tailoring a management solution, the robust, enterprise grade CryoportalTM is used to provide complete logistics services while enabling the customer to utilize its own packaging solutions or Cryoport Express® Shippers. Cryoport can provide onsite logistics personnel allowing the customer to fully outsource its cold chain logistics needs to Cryoport and focus on its core competencies.

•	Distribution Partnerships

“Powered by Cryoport” is an important partnership arrangement with integrators, freight forwarders and other logistics providers, enabling partners to expand their solutions offering by adding the total Cryoport Express® Shipper solution to their customer offering.

One of our distribution partners is Federal Express Corporation (“FedEx”). We have an agreement with FedEx to provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution, on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, FedEx has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by Cryoport”, for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

In January 2013, we entered into a master agreement (“FedEx Agreement”) with FedEx renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015.

Pursuant to an agreement with DHL Express (USA), Inc. (“DHL”), DHL biotechnology and life science customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Dry Shippers and receive preferred DHL shipping rates. The agreement covers DHL shipping discounts that may be used to support our customers using the Cryoport Express® Solutions. In connection with the agreement, we have integrated our proprietary CryoportalTM to DHL’s tracking and billing systems to provide DHL biotechnology and life science customers with a seamless way (“powered by Cryoport”) of shipping their critical biological material worldwide.

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company is providing on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of its logistics management services, the Company is analyzing shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum use of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the agreement was amended to expand Cryoport’s scope to manage all shipments of the key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments of this vaccine.  In October 2013 the agreement was further amended to further expand Cryoport’s services to include the logistics management for a second poultry vaccine.

Subsequent to quarter end, in February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will be using Cryoport Express® Solutions for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to the biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers.

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

We have incurred losses since inception in 2003 and have an accumulated deficit of $84.4 million through December 31, 2013.

Results of Operations

Three months ended December 31, 2013 compared to three months ended December 31, 2012:

Net revenues. Net revenues were $757,300 for the three months ended December 31, 2013, as compared to $307,200 for the three months ended December 31, 2012. The $450,200 or 147% increase was driven by increased solutions revenues from new and existing clients and the ramp up and expansion of logistics solutions and services provided to Zoetis which initially commenced in February of 2013 and an increase in both, the number of customers utilizing our services and frequency of shipments compared to the same period in the prior year.

Gross margin (loss) and cost of revenues. Gross margin for the three months ended December 31, 2013 was 22% of net revenues, or $167,100 as compared to a gross loss of 20% of net revenues, or $61,600, for the three months ended December 31, 2012. The increase in gross margin is primarily due to the increase in net revenue combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the three months ended December 31, 2013 was 78% of net revenues, or $590,300, as compared to 120% of net revenues, or $368,800, for the three months ended December 31, 2012. The cost of revenues exceeded net revenues in 2012 due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.3 million for the three months ended December 31, 2013, as compared to $1.4 million for the three months ended December 31, 2012. The $87,400 decrease is primarily due to decrease in board of director stock-based compensation related to Office of CEO in 2012, partially offset by an increase in compensation related to replacement of the Chief Executive Officer and increase in the sales and marketing department compared to the previous year.

Research and development expenses. Research and development expenses were $118,500 for the three months ended December 31, 2013, as compared to $94,400 for the three months ended December 31, 2012. Our research and development efforts are focused on continually improving the features of the Cryoport Express® solutions including the Company’s cloud-based logistics management platform, the CryoportalTM and the Cryoport Express® Shippers. The increase in research and development is primarily due to a higher level of development efforts related to the CryoportalTM as customer requests for additional functionality have increased.

Debt conversion expense. Debt conversion expense for the three months ended December 31, 2013 of $552,800 was related to the induced conversion of $150,000 of aggregate principal and interest from the Bridge Notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes.  The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance.  The fair value of the warrants was calculated using Black-Scholes.

Interest expense. Interest expense was $31,800 for the three months ended December 31, 2013, as compared to $11,900 for the three months ended December 31, 2012. Interest expense for the three months ended December 31, 2013 included accrued interest on our related party notes payable of approximately $8,900, amortization of the debt discount and deferred financing fees of approximately $25,300 and interest expense on our Bridge Notes of approximately $1,100. Interest expense for the three months ended December 31, 2012 represents accrued interest on our related party notes payable of $10,000.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $1,200 for the three months ended December 31, 2013, compared to a loss of $6,100 for the three months ended December 31, 2012. The gain for the three months ended December 31, 2013 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012:

Net revenues. Net revenues were $1.8 million for the nine months ended December 31, 2013, as compared to $732,000 for the nine months ended December 31, 2012. The $1.1 million or 149% increase is primarily driven by the ramp up and expansion of logistics services provided to Zoetis which initially commenced in February of 2013 and an increase in both, the number of customers utilizing our services and frequency of shipments compared to the same period in the prior year.

Gross margin (loss) and cost of revenues. Gross margin for the nine months ended December 31, 2013 was 16% of net revenues, or $293,800 as compared to a gross loss of 46% of net revenues, or $334,800, for the nine months ended December 31, 2012. The increase in gross margin is primarily due to the increase in net revenue combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the nine months ended December 31, 2013 was 84% of net revenues, or $1.5 million, as compared to 146% of net revenues, or $1.1 million, for the nine months ended December 31, 2012. The cost of revenues exceeded net revenues in 2012 due to fixed manufacturing costs and plant underutilization.

Selling, general and administrative expense. Selling, general and administrative expenses were $3.8 million for the nine months ended December 31, 2013, as compared to $4.0 million for the nine months ended December 31, 2012. The $235,500 decrease is primarily related to a severance payment of approximately $180,000 paid to the former chief executive officer in April 2012 and a decrease in board of director stock-based compensation. Partially offsetting these decreases is an increase in compensation related to replacement of the Chief Executive Officer and an increase in the sales and marketing department expenses compared to previous year.

Research and development expenses. Research and development expenses were $329,600 for the nine months ended December 31, 2013, as compared to $305,000 for the nine months ended December 31, 2012. Our research and development efforts are focused on continually improving the features of the Cryoport Express® solutions including the Company’s cloud-based logistics management platform, the CryoportalTM and the Cryoport Express® Shippers.

Debt conversion expense. Debt conversion expense for the nine months ended December 31, 2013 of $13.7 million was related to the induced conversion of $4,127,200 of aggregate principal and interest from the Bridge Notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes.  The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance.  The fair value of the warrants was calculated using Black-Scholes.

Interest expense. Interest expense was $626,800 for the nine months ended December 31, 2013, as compared to $48,300 for the nine months ended December 31, 2012. Interest expense for the nine months ended December 31, 2013 included accrued interest on our related party notes payable of approximately $27,900, amortization of the debt discount and deferred financing fees of approximately $540,600 and interest expense on our Bridge Notes of approximately $58,600. Interest expense for the nine months ended December 31, 2012 included accrued interest on our related party notes payable of approximately $32,000, amortization of the debt discount of approximately $9,000 and interest expense on our convertible debentures of approximately $3,000.

Change in fair value of derivative liabilities. The gain on the change in fair value of derivative liabilities was $20,800 for the nine months ended December 31, 2013, compared to a gain of $27,700 for the nine months ended December 31, 2012. The gain for the nine months ended December 31, 2013 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash and cash equivalents of $220,000 and negative working capital of $785,400. As of March 31, 2013, the Company had cash and cash equivalents of $563,100 and negative working capital of $1.5 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through December 31, 2013, we have received net proceeds of approximately $37.4 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

For the nine months ended December 31, 2013, we used $3.2 million of cash for operations primarily as a result of the net loss of $18.1 million offset by non-cash expenses of $15.0 million primarily comprised of debt conversion expense, amortization of debt discount and deferred financing costs, fair value of stock options and warrants, depreciation and amortization and change in fair value of derivative instruments. Net operating losses decreased primarily as a result of increase in net revenues. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $418,600, which was partially offset by an increase in accounts payable and other accrued liabilities of $388,800.

Net cash used in investing activities totaled $139,500 during the nine months ended December 31, 2013 and was attributable to the purchase of property and equipment, primarily the increase in high-volume shippers to meet expected customer demand.

Net cash provided by financing activities totaled $3.0 million during the nine months ended December 31, 2013, and resulted from proceeds from the issuance of convertible debt of $3.2 million and proceeds from the exercise of stock options and warrants of $180,000, partially offset by the payment of financing costs of $358,500 and the repayment of related party notes of $72,000.

As discussed in Note 2 of the accompanying condensed consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. As discussed above, the Company received proceeds from issuance of convertible debt as bridge financing in the fourth quarter of fiscal 2013 and the first nine months of fiscal 2014. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions. As discussed in Note 8 of the accompanying condensed consolidated financial statements, the Company issued additional unsecured convertible promissory notes in principal amount of $310,000 in the fourth quarter of fiscal 2014. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations and until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2014. In addition, management will continue to review its operations for further cost reductions to extend the time that the Company can operate with its current cash on hand and additional bridge financing and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes.

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

Based on our overall cash and cash equivalents interest rate exposure at as of December 31, 2013, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of December 31, 2013, and does not consider those exposures or positions which could arise after that date.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our 2013 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On October 2 and October 3, 2013, the Company entered into definitive agreements for the conversion of the Bridge Notes pursuant to the offer letter from the Company and Letters of Tender and Exchange submitted by the note holders (the “Exchange Documents”). Pursuant to the Exchange Documents, the note holders converted an aggregate of $150,027 of outstanding principal and interest under the Bridge Notes into 750,137 units (the “Units”) at a price of $0.20 per Unit, with each Unit consisting of (i) one share of common stock of the Company (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock at an exercise price of $0.37 per share. The warrants are exercisable beginning on March 31, 2014 and have a term of five years from date of issuance. As the transaction was considered an induced conversion under the applicable accounting guidance, the Company recognized $552,750 in debt conversion expense representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes.

Emergent Financial Group, Inc. served as the Company’s placement agent in connection with the original placement of the Bridge Notes and earned a commission of 9% of the original principal balance of such notes, or $13,500 at the time of the original issuance of such notes and was issued warrants to purchase 75,014 shares of Common Stock at an exercise price of $0.20 per share upon the conversion of such Bridge Notes.

In December 2013, the Company issued to certain accredited investors 5% Bridge Notes in the original principal amount of $441,000, including a note in the amount of $70,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer.  In connection therewith, the Company also granted such accredited investors warrants to purchase 220,500 shares of common stock at an exercise price of $0.49 per share.  The warrants are exercisable on May 31, 2014 and expire on December 31, 2018.

Emergent Financial Group, Inc. served as the Company’s placement agent in connection with the placement of the 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes, excluding the note issued to Jerrell Shelton, or $33,390 at the time of the original issuance of such notes.

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

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index

4.23+	Form of Warrant issued With Convertible Promissory Notes (5% Bridge Notes)

10.33+	Form of Convertible Promissory Notes (5% Bridge Notes) issued with Warrants

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________________
+	Filed herewith.
*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.
Dated: February 13, 2014

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: February 13, 2014

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

