Form 10-K
period 2014-03-31
Cryoport, Inc.
filed 2014-06-25
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34632

CRYOPORT, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20382 Barents Sea Circle

Lake Forest, CA 92630

(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2013 was $27,964,500(1) based on the closing sale price of such common equity on such date.

As of June 13, 2014 there were 59,987,846 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Excludes 2,217,562 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding as of September 30, 2013.

FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “we,” “us,” “our,” or “Cryoport” refer to Cryoport, Inc. and our wholly owned subsidiary, Cryoport Systems, Inc. In addition, we own or have rights to the registered trademark Cryoport ® (both alone and with a design logo) and Cryoport Express® (both alone and with a design logo). All other Company names, registered trademarks, trademarks, and service marks included in this Annual Report are trademarks, registered trademarks, service marks, or trade names of their respective owners.

Cryoport, Inc.’s Annual Report on Form 10-K contains certain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include certain words, including but not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity,” and also contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Readers of this Annual Report on Form 10-K should not put undue reliance on these forward-looking statements, which speak only as of the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission (the “SEC”). Reference is made in particular to forward-looking statements regarding the success of our products, product approvals, product sales, revenues, development timelines, product acquisitions, liquidity and capital resources and trends. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Cryoport Inc.’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Annual Report on Form 10-K, including the “Risk Factors” in “Item 1A — Risk Factors”, and in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we do not undertake to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this Annual Report on Form 10-K.

PART 1

Item 1. Business

Overview

Through a combination of purpose-built proprietary packaging, information technology and specialized cold chain logistics knowhow, we provide frozen shipping logistics solutions to the life sciences industry. We view our solutions as disruptive to “older technologies” in that our solutions provide reliable, economic alternatives to existing solutions and services utilized for frozen shipping in life sciences including stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other items that require continuous exposure to frozen or cryogenic temperatures.

Our Cryoport Express® Solutions include sophisticated cloud-based logistics management software we have branded as the Cryoportal™, which supports the management of the entire shipment process through a single interface, including initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. The Cryoportal™ provides unique and incisive information dashboards and validation documentation for every shipment. The Cryoportal™ records and retains a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained throughout the process. This recorded and archived information allows our customers to meet exacting requirements necessary for scientific work and for regulatory purposes.

Our Cryoport Express® Solutions also include our liquid nitrogen dry vapor shippers we have branded as our Cryoport Express® Shippers, which are cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (“LN2”) “dry vapor” technology. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° C and below for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express® Shipper models, the Standard Dry Shipper (holding up to 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to 500-2.0 ml vials).

Amongst our solutions, we offer a “turnkey” solution, which can be accessed through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once the order is placed, we ship a fully charged Cryoport Express® Shipper to the customer who conveniently loads their frozen commodity into the inner chamber of the shipper.  The customer then closes the shipper and reseals the shipping box displaying the recipient’s address (“Flap A”) for pre-arranged carrier pick up.  Cryoport arranges for the pick-up of the parcel by a shipping service provider for delivery to the customer’s intended recipient.  The recipient simply opens the box and shipper and removes the frozen commodity.  The recipient only needs to reseal the box, displaying the nearest Cryoport Operations Center address (“Flap B”) and set it out for pre-arranged carrier pick up. The Cryoport Express® Shipper is returned to us for cleaning, quality assurance testing, recharging and reuse.

In late 2012, we shifted our focus from being a developer of cryogenic shippers and software to being a comprehensive frozen logistics solutions provider to the life sciences industry, which was accomplished by broadening our service offerings. Now, in addition to our “Turn-key Solution,” we also provide the following value-added solutions that were developed to address our various clients’ needs:

•	“Customer Staged Solution,” under which we supply an inventory of our Cryoport Express® Shippers to our customer, in an uncharged state, enabling our customert (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper to us for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. Under this Solution, the customer accepts a significant level of risk for a successful shipment.

•	“Powered by CryoportSM,” is made available to providers of shipping and delivery services who seek to offer a “branded” cryogenic shipping solution as part of their service offerings. By negotiation, this solution can be private labeled as long as “powered by CryoportSM” appears prominently on the offering software interface and prominently on the packaging, which is provided by the client after minimum volume requirements are met.

•	“Integrated Solution” is our most comprehensive and complex outsourcing solution. It usually involves our management of the entire cryogenic logistics process for our client, including the location of our employees at the client’s site to manage the client’s cryogenic logistics in total.

•	“Life Science Point-of-Care Repository Solution” whereby we supply our Cryoport Express® Shippers to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with substitute Shippers) at a point-of-care site, with the Cryoport Express® Shippers serving as a temporary freezer/repository enabling the efficient distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation apparatus. Our customer services professionals monitor each shipment throughout the predetermined process including the shipment’s return to Cryoport where the Cryoport Express® Shipper is cleaned, tested for quality assurance and then returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution” whereby our Cryoport Express® Solutions serves as an enabling technology for the safe manufacture of the rapidly expanding autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. The Cryoport Express® Shippers can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to patients when and where they need it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation apparatus. Our customer services professionals monitor each shipment throughout the predetermined process including the shipment’s return to Cryoport where the Cryoport Express® Shipper is cleaned, tested for quality assurance and then returned to inventory for reuse.

One of our distribution partners is Federal Express Corporation (“FedEx”). We have an agreement with FedEx to provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, FedEx has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by Cryoport” for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

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

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company is providing on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum uses of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments of this vaccine. In October 2013, the agreement was further amended to further expand Cryoport’s services to include the logistics management for a second poultry vaccine.

In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will be using Cryoport Express® Solutions for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s solution will eliminate dry ice shipping and related risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to better serve physicians at the point-of-care whether at hospitals, clinics, pharmacies, family practices, surgery centers or orthopedic offices.

We offer our solutions to companies in the life sciences industry and specific verticals including manufacturers of stem cells and cell lines, diagnostic laboratories, bio-pharmaceuticals, contract research organizations, in-vitro fertilization, cord blood, vaccines, tissue, animal husbandry, and other producers of commodities requiring reliable frozen solutions for logistics. These companies operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps; which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take up to nine months or longer to complete prior to a potential customer adopting one or more of the Cryoport Express® Solutions.

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

The Company became public by a reverse merger with a shell company in May 2005. Over time the Company has transitioned from being a development company to a fully operational public company, providing cold chain logistics solutions to the biotechnology and life sciences industries globally.

Since fiscal year 2011 the Company has taken significant steps towards commercialization of the Cryoport Express® logistics solutions in validating, perfecting and expanding its features. The Company has now managed shipments of its Cryoport Express® Shippers through its CryoportalTM into and out of approximately 70 countries, handling a vast array of different biological products and specimens.

During fiscal year 2012, the Company completed the external validation of its Cryoport Express Standard Shipper to ISTA 7E standards and introduced the Cryoport Express® High Volume Shipper in response to customer demand. The Company also set up its European distribution depot in Holland to better serve its customer base and support sales efforts in Europe.

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

Since the beginning of fiscal year 2014 the Company’s Board of Directors (“Board”) has added certain members to better align the experience and competencies of the directors with the Company’s strategic direction. In April 2013, Richard G. Rathmann, a fund manager, investor and advisor to life science companies over the past 20 years, was appointed to the Board.  In September 2013, Mr. Rathmann was elected Chairman of the Board. Also in September 2013, Mr. Edward Zecchini, an executive with over thirty years of experience in the healthcare and information technology industries was appointed to the Board. Most recently, in June 2014, the Board appointed Dr. Ramkumar Mandalam to the Board. Dr. Mandalam has over twenty years of experience in the development of biologics and is currently the President and Chief Executive Officer of Cellerant Therapeutics, Inc., a clinical-stage biotechnology company. The Company’s five person Board has four independent Board members.

Cryoport Express® Solutions

Cryoport Express® Solutions consist of the CryoportalTM, a cloud-based logistics management software which programmatically assists in the management of all aspects of the logistics operations including the Cryoport Express® Shippers and the Cryoport Express® Smart Pak data logger. The CryoportalTM is capable of producing Cryoport Express® Analytics which reports shipment performance metrics and evaluates temperature-monitoring data collected by the data logger during shipment. Cryoport Express® Solutions are focused on improving the reliability of frozen shipping while reducing our clients’ overall operating costs. This is accomplished by providing a complete end-to-end solution for the transport and monitoring of frozen or cryogenically preserved biological or pharmaceutical materials shipped primarily though integrators and specialty couriers. Certain of the intellectual property underlying our Cryoport Express ® Solutions (other than that related to the Cryoport Express® Shippers) has been, and continues to be, developed under a contract with an outside software development company, with the underlying technology licensed to us for exclusive use in our field of use.

CryoportalTM

The CryoportalTM is used by Cryoport, our customers and our business partners to automate the entry of orders, prepare customs documentation and to facilitate status and location monitoring of shipped orders while in transit. It is used by Cryoport to assist in managing logistics operations and to reduce administrative costs typically provisioned through manual labor relating to order-entry, order processing, preparation of shipping documents and back-office accounting. It is also used to support the high level of customer service expected by the industry. Certain features of the CryoportalTM reduce operating costs and facilitate the scaling of Cryoport’s business, but more importantly they offer significant value to the customer in terms of cost avoidance and risk mitigation. Examples of these features include automation of order entry, development of Key Performance Indicators (“KPI”) to support our efforts for continuous process improvements in our business, and programmatic exception monitoring to detect and sometimes anticipate delays in the shipping process, often before the customer or the shipping company becomes aware of them.

The CryoportalTM also serves as the communications center for the management, collection and analysis of Smart Pak data collected from Smart Pak data loggers in the field. Data is converted into pre-designed reports containing valuable and often actionable information that becomes the quality control standard or “pedigree” of the shipment. This information can be utilized by Cryoport to provide valuable feedback to our clients relating to their shipments.

The Cryoportal™ software platform has been developed as a carrier-agnostic system, allowing the customer and the Cryoport Client Care team to work with multiple integrators, freight forwarders and/or couriers depending on the specific requirements and customer preferences. To increase operational efficiencies the Cryoportal™ has already been integrated with the tracking systems of FedEx, DHL and UPS and is planning to integrate with other key logistics providers.

The CryoportalTM was developed for time- and temperature-sensitive shipments that are required to maintain specific temperatures, such as ambient (between 20° and 25°C), chilled (between 2° and 8°C) or frozen (minus 10°C or less all the way down to cryogenic temperatures) to ensure that the shipped specimen is not subject to degradation or out of its designated “safe” range. While our current focus is on frozen shipments within the biotechnology and life sciences industries using the logistics solutions described herein, the use of the CryoportalTM can and may be extended into other temperature ranges.

The Cryoport Express® Shippers

Our Cryoport Express® Shippers are cryogenic dry vapor shippers capable of maintaining cryogenic temperatures of minus 150° Celsius or below for a dynamic shipping period of 10 or more days. A dry cryogenic shipper is a device that uses liquid nitrogen contained inside a vacuum insulated bottle which serves as a refrigerant to provide stable storage temperatures below minus 150° Celsius. Our Cryoport Express® Shippers are designed to ensure that there is no pressure build up as the liquid nitrogen evaporates or spillage of liquid nitrogen. We have developed a proprietary retention system to ensure that liquid nitrogen stays inside the vacuum container, which allows the shipper to be designated as a dry shipper meeting IATA requirements. Biological or pharmaceutical specimens are stored in a specimen chamber, referred to as a “well” inside the container, refrigeration is provided by cold nitrogen gas evolving from the liquid nitrogen entrapped within the retention system. Specimens that may be transported using our cryogenic shipper include live cell scientific or pharmaceutical commodities such as cancer vaccines, diagnostic materials, semen, eggs and embryos, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures (e.g., temperatures below minus 150° Celsius).

An important feature of our Cryoport Express® Shippers is their compliance with the stringent packaging requirements of IATA Packing Instructions 602 and 650, respectively. These specifications include meeting internal pressure (hydraulic) and drop performance requirements. Under IATA guidelines, Cryoport Express® Shippers are classified as “Non-hazardous” while dry ice and liquid nitrogen are classified as “Dangerous Goods.” Our shippers are also in compliance with ICAO regulations that prohibit egress of liquid nitrogen residue from the shipping packages. The International Civil Aviation Organization (“ICAO”) is a United Nations organization that develops regulations for the safe transport of dangerous goods by air.

We currently offer two sizes of dry vapor shippers, the Cryoport Express ® Standard Shipper with a storage capacity of up to 75 0.2ml vials and the Cryoport Express® High Volume Shipper that was introduced in January of 2012 with a capacity of up to 500 0.2ml vials.

Cryoport Express ® Standard Shippers

The Cryoport Express® Standard Shippers are lightweight, low-cost, re-usable dry vapor liquid nitrogen storage containers that we believe combine the best features of packaging, cryogenics and high vacuum technology. A Cryoport Express ® Standard Shipper is composed of an aluminum metallic dewar flask, with a well for holding the biological material in the inner chamber. The dewar flask, or “thermos bottle,” is an example of a practical device in which the conduction, convection and radiation of heat are reduced as much as possible. The inner chamber of the shipper is surrounded by a high surface, low-density material which retains the liquid nitrogen in-situ by absorption, adsorption and surface tension. Absorption is defined as the taking up of matter in bulk by other matter, as in the dissolving of a gas by a liquid, whereas adsorption is the surface retention of solid, liquid or gas molecules, atoms or ions by a solid or liquid. This material absorbs liquid nitrogen several times faster than currently used materials, while providing the shipper with a hold time and capacity to transport biological materials safely and conveniently. The annular space between the inner and outer dewar chambers is evacuated to a very high vacuum (10-6 Torr). The specimen-holding chamber has a primary cap to enclose the specimens, and a removable and replaceable secondary cap to further enclose the specimen-holding container and to contain the liquid nitrogen. The entire dewar vessel is then wrapped in a plurality of insulating and cushioning materials and placed in a disposable outer packaging made of recyclable material. The Cryoport Express ® Standard Shipper has a storage capacity of up to 75 0.2ml vials.

The technology underlying the Cryoport Express® Standard Shipper has been refined over the past five years. Our current shippers use aircraft grade aluminum and other lower weight materials, reducing freight cost which is based on dimensional weight. We maintain ongoing development efforts related to our shippers that are principally focused on material properties, particularly those properties related to our low temperature requirement, vacuum retention characteristics, such as the permeability of the materials, and lower weight materials in an effort to meet the life sciences market needs for achieving the lowest cost frozen and cryogenic shipping solution.

Cryoport Express® High Volume Shippers

The Cryoport Express® High Volume Shipper also uses a dry vapor liquid nitrogen (LN2) technology to maintain minus 150° C temperatures with a dynamic shipping endurance of 10 days. The Cryoport Express ® High Volume Shipper is based on the same dry vapor technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The high volume dry shipper is reusable and recyclable, making it a highly sustainable and cost effective method of transporting life science materials. The Cryoport Express ® High Volume Shipper has a storage capacity of up to 500 0.2ml vials.

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

Chain-of-Condition

Data monitoring starts with a custom-built data logger. The data logger can be set up to report during the shipment and/or after the shipment. For those shipments involving biologics or clinical trials or any other material that needs to be verified before receiving, the information recorded by the data logger can be downloaded to the data station onsite. Alternatively, Cryoport can upload the temperature data from the data logger for analysis to the CryoportalTM upon return of the shipper. The CryoportalTM also acts as the data repository for all shipment and temperature information, which the customer can access remotely through the internet. Chain of condition service is available at the client’s election.

Chain-of-Custody

When overlaid with the carrier check-ins, the data monitor and analysis also provides a chain of custody. The report from the data monitor serves as analysis for temperature monitoring of the entire shipment as well as a tampering warning. If the client has elected to have chain of condition monitoring, each time the container is opened there is a temperature record. The report identifies outlier temperature excursions such as opening the shipment in customs or tampering and thus will allow for more conclusive investigations to ensure that specimens were not adversely impacted during shipment.

Cryoport Express® Analytics

The CryoportalTM is an important information technology element of our business strategy and has been designed to support planned future features to allow for an expansion of our solutions offering. Analytics is a term used by IT professionals to refer to performance benchmarks or Key Performance Indicators (KPI’s) that management utilizes to measure performance against desired standards. Examples for analytics tracked through the CryoportalTM include time-based metrics for order processing time and on-time deliveries by our shipping partners, as well as profiling shipping lanes to determine average transit times and predicting potential shipping exceptions based on historical metrics. The analytical results are being utilized by Cryoport to render consultative and proactive customer services.

Biological Material Holders

A patented containment bag is used in connection with the shipment of infectious or dangerous goods using the Cryoport Express® Shippers. Up to 75 cryovials (polypropylene vials with high-density polyethylene closures), set on aluminum canes are placed into an absorbent pouch, which is designed to contain the entire contents of all the vials in the event of leakage. This pouch is then placed in a watertight Tyvek bag (secondary packaging) capable of withstanding cryogenic temperatures, and then sealed. This bag is then placed into the well of the Cryoport Express® Shipper.

Logistics Expertise and Support

Cryoport’s client services professionals provide 24/7/365 live logistics and monitoring services with specialized knowledge in the domestic and global logistics of life sciences material requiring cryogenic temperatures. The Cryoport logistics professionals have validated shipping lanes in and out of more than 70 countries to date to ensure shipments maintain cryogenic temperatures and arrive securely and on time.

Other Product Candidates and Development Activities

We are continuing our research and development efforts to further refine our current technology as well as explore opportunities with partners to offer complementary packaging solutions for frozen temperature (minus 10° Celsius or less), chilled temperature (2° to 8° Celsius) and ambient temperature (between 20° and 25° Celsius) shipping markets.

We also continue to further expand the functionality of our CryoportalTM to ensure a high level of effectiveness and efficiency in the cold chain logistics process and to allow for intelligent and easy data monitoring and analysis.

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

The ICAO is the United Nations organization that develops regulations (Technical Instructions) for the safe transport of dangerous goods by air. If shipment is by air, compliance with the rules established by IATA is required. IATA is a trade association made up of airlines and air cargo couriers that publishes annual editions of the IATA Dangerous Goods Regulations. These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices. Additionally, the Centers for Disease Control (“CDC”) has regulations (published in the Code of Federal Regulations) for interstate shipping of specimens, and OSHA also addresses the safe handling of Class 6.2 Substances.

Our Cryoport Express ® Shippers meet Packing Instructions 602 and 650 and are certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the Cryoport Smart Pak data logger will likely be subject to regulation by Federal Aviation Administration (“FAA”), Federal Communications Commission (“FCC”), Food and Drug Administration (“FDA”), IATA and possibly other agencies which may be difficult to determine on a global basis.

We are also subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Manufacturing and Raw Materials

Manufacturing. Due to our currently adequate levels of dewar inventories, manufacturing is currently suspended. The component parts for our shippers are primarily manufactured at third party manufacturing facilities. We also have a warehouse at our facility in Lake Forest, California, where we are capable of manufacturing certain parts and to fully assemble our shippers. Most of the components that we use in the manufacture of our shippers are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, we have identified alternate qualified suppliers. Should this occur, we believe that with our current level of shippers we have enough inventory to cover our forecasted demand.

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

Cryoport Express ® High Volume Shippers are purchased from a third party and modified to meet our specifications using our proprietary technology and know-how.

Our data loggers have been acquired from a single source with the calibration done by an independent third party. We are currently considering adding alternate data loggers with greater range of functionality.

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

In addition, we have a pending patent application for various aspects of our shipper and web-portal, which includes, in part, various aspects of our business model referred to as the Cryoport Express® System. We have also filed a provisional patent application for a smart label which will communicate electronically with our data logger. We intend to file additional patent applications to strengthen our intellectual property rights.

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

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Oct. 21, 2022
Patent	6,119,465	Sep. 19, 2000	Sep. 18, 2020
Patent	6,539,726	Apr. 1, 2003	Mar 31, 2023

Trademark	7,748,667,3	Feb. 3, 2009	Feb. 2, 2019
Trademark	7,737,454,1	Mar. 17, 2009	Mar. 16, 2019

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

Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights involve complex legal and factual determinations and, therefore, are characterized by significant uncertainty. In addition, the laws governing patent issuance and the scope of patent coverage continue to evolve. Moreover, the patent rights we possess or are pursuing generally cover our technologies to varying degrees. As a result, we cannot ensure that patents will issue from any of our patent applications, or that any of its issued patents will offer meaningful protection. In addition, our issued patents may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights may not create an effective barrier to competition. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. There can be no assurance that any patents issued to us will provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages, or that patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely.

We may be subject to third parties filing claims that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or whether those claims will hurt our business. If we are forced to defend against such claims, regardless of their merit, we may face costly litigation and diversion of management’s attention and resources. As a result of any such disputes, we may have to develop, at a substantial cost, non-infringing technology or enter into licensing agreements. These agreements may be unavailable on terms acceptable to such third parties, or at all, which could seriously harm our business or financial condition.

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

We believe our patented Cryoport Express® Shippers, the Cryoportal™ and our logistics expertise make us well positioned to take advantage of the growing demand for effective and efficient international transport of temperature sensitive materials resulting from continued globalization. Of particular significance is the trend within the life sciences and biotechnology industries toward globalization.

We provide domestic shipping solutions in situations where specimens must be kept at frozen temperatures and in regions where there is a high priority placed on maintaining the integrity of materials shipped at these temperatures.

Pharmaceutical Clinical Trials. Every United States based pharmaceutical company developing a new drug must seek drug development protocol approval by the FDA. These clinical trials are to test the safety and efficacy of the potential new drug among other things. A significant amount of clinical trial activity is managed by a number of large Clinical Research Organizations (“CROs”).

In connection with the clinical trials, due to globalization, companies can be enrolled from all over the world and may need to regularly submit a blood or other specimen at the local hospital, doctor’s office or laboratory. These samples are then sent to specified testing laboratories, which may be local or in another country. The testing laboratories will typically set the requirements for the storage and shipment of blood specimens. In addition, drugs used by the patients may require frozen shipping to the sites of the clinical trials. While both domestic and international shipping of these specimens is accomplished using dry ice today, international shipments especially present several problems, as dry ice, under the best of circumstances, can only provide freezing for one to two days in the absence of re-icing (which is quite costly). Because shipments of packages internationally can take longer than one to two days or be delayed due to flight cancellations, incorrect destinations, labor problems, ground logistics, customs delays and safety reasons, dry ice is not always a reliable and/or cost effective option. Clinical trial specimens are often irreplaceable because each one represents clinical data at a prescribed point in time, in a series of specimens on a given patient, who may be participating in a trial for years. Sample integrity during the shipping process is vital to retaining the maximum number of patients in each trial. Our shippers are ideally suited for this market, as our longer hold time ensures that specimens can be sent over long distances with minimal concern that they will arrive in a condition that will cause their exclusion from the trial. There are also many instances in domestic shipments where Cryoport Express ® Shippers will provide higher reliability and be cost effective.

Furthermore, the IATA requires that all airborne shipments of laboratory specimens be transmitted in either IATA Instruction 650 or 602 certified packaging. We have developed and obtained IATA certification of our Cryoport Express ® System, which is ideally suited for this market, in particular due to the elimination of the cost to return the reusable shipper.

Biotechnology and Diagnostic Companies. The biotechnology market includes basic and applied research and development in diverse areas such as stem cells, cloning, gene therapy, DNA tumor vaccines, tissue engineering, genomics, and blood products. Companies participating in the foregoing fields rely on the frozen transport of specimens in connection with their research and development efforts, for which our Cryoport Express ® Shippers are ideally suited.

Cell Therapy Companies. Rapid advancements are underway in the research and development of cell based therapies, which involves cellular material being injected into a patient. In allogeniec cell therapy, the donor is a different person to the recipient of the cells. Autologous cell therapy is a therapeutic intervention that uses an individual’s cells, which are cultured and expanded outside the body, and reintroduced into the donor. Once cells are processed, in either case, they must be shipped cryogenically for which our Cryoport Express ® Shippers are ideally suited.

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

Pharmaceutical Distribution. The current focus for the Cryoport Express ® System also includes the area of pharmaceutical distribution. There are a significant number of therapeutic drugs and vaccines currently or anticipated soon to be undergoing clinical trials. After the FDA approves them for commercial marketing, it will be necessary for the manufacturers to have a reliable and economical method of distribution to the physician who will administer the product to the patient. It is likely that the most efficient and reliable method of distribution will be to ship a single dosage to the administering physician. These drugs are typically identified to individual patients and therefore will require a complete tracking history from the manufacturer to the patient. The most reliable method of doing this is to ship a unit dosage specifically for each patient. If such drugs require maintenance at frozen or cryogenic temperatures, each such shipment will require a frozen or cryogenic shipping package. Cryoport can provide the technology to meet this anticipated need.

Distribution of Vaccines and Biologic Therapies. There are a variety of vaccines and other drugs or therapies that require distribution at frozen or cryogenic temperatures. We anticipate significant growth in this area, in particular therapies based upon stem cells. It is likely that the most efficient and reliable method of distribution will be to ship a single dosage or a limited supply to the physician for administration to a patient.

In February 2013, we started providing comprehensive logistics management services for the lead poultry vaccine distribution of Zoetis, Inc. In October 2013, Zoetis engaged us to manage distribution of an additional vaccine.

One of our strategic alliance partners, Liventa Bioscience, Inc., is, in part, basing its business strategy on using our Cryoport Express® Shippers to deliver supplies of cell-based therapies to physicians, which will be able to keep the shippers at the physician’s facility for up to one week and thus avoid the need to invest in costly cryogenic refrigeration equipment for commodity storage. With the inclusion of our Cryoport Express® Smart Pak data logger, Liventa and the physician will have assurance that cryogenic temperatures were maintained within the shipper.

Fertility Clinics and In Vitro Fertilization (“IVF”). Maintaining cryogenic temperatures during shipping and transfer of in vitro fertilization specimens like eggs, sperm, or embryos is critical for cell integrity in order to retain viability, stabilize the cells, and ensure reproducible results and successful IVF treatment. There are approximately 3,300 fertility clinics worldwide. Cryoport anticipates that this market will continue to grow; in the United States alone, the fertility market has grown to more than $4.0 billion with over 1.3 million women seeking treatment each year. In the worldwide market, it is reported that there are more than one billion IVF cycles per year and growing.

Sales and Marketing

We currently have two sales directors in the United States, one sales director in Europe, one inside sales representative focused on Reproductive Medicine/IVF and a part time senior director of marketing promoting the use of our Cryoport Express® Solutions on a direct basis, in addition to the distribution channels we are establishing. Given the global nature of our business, our sales and marketing initiatives should more thoroughly cover the Americas, Europe and Asia. For the fiscal year ended March 31, 2014, we had one customer that accounted for 30.8% of net revenues. No other single customer generated over 10% of our net revenues during 2014 and 2013.

Our geographical revenues for the fiscal year ended March 31, 2014 were as follows:

USA	83.7%
Europe	6.7%
Asia	3.7%
Rest of World	5.9%

We renewed our agreement with FedEx and plan to further expand our revenues and marketing efforts through the establishment of additional strategic partnerships with global integrators and freight forwarders. Subject to available financial resources, we also plan to hiring additional sales and marketing personnel and implement marketing initiatives intended to increase awareness of the Cryoport Express® Solutions.

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

We believe that growth in the following markets has resulted in the need for increased reliability, efficiencies and greater flexibility in the temperature sensitive segment of the logistics market:

•	cell-based therapies

•	gene and stem cell biotechnology

•	cell lines

•	vaccine production

•	commercial drug product distribution

•	clinical trials, including transport of tissue culture samples

•	diagnostic specimens

•	infectious sample materials

•	inter/intra-laboratory diagnostic testing

•	temperature-sensitive specimens

•	biological samples, in general

•	environmental sampling

•	IVF

•	animal husbandry

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

One of the integral parts of our solutions are our Cryoport Express® Shippers that are based on a liquid nitrogen dry vapor technology. The following paragraphs compare our shippers with dry ice and liquid nitrogen shipping methods. Our solutions integrate the Cryoport Express® Shippers with our CryoportalTM logistics software platform and our cold chain logistics know-how that are comprehensive and tailored to client requirements.

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

Some of the other disadvantages to using dry ice for shipping or transporting temperature sensitive products are as follows:

•	availability of a dry ice source;

•	handling and storage of the dry ice;

•	cost of the dry ice;

•	compliance with local, state and federal regulations relating to the storage and use of dry ice;

•	dangerous goods shipping regulations;

•	weight of containers when packed with dry ice;

•	securing a shipping container with a high enough R-value (which is a measure of thermal resistance) to hold the dry ice and product for the required time period;

•	securing a shipping container that meets the requirements of IATA, the Department of Transportaion (‘DOT”), the CDC, and other regulatory agencies; and

•	emission of greenhouse gases (primarily carbon dioxide) into the environment.

Due to the limitations of dry ice, specimens that require frozen shipping are more securely shipped at true cryogenic temperatures using a service such as liquid nitrogen dry vapor shippers (Cryoport Express Shippers), or liquid nitrogen shippers where the specimen is kept over actual liquid nitrogen. However, liquid nitrogen is hazardous and has many pitfalls including safety and expense.

Cryoport Express Shippers (Liquid Nitrogen Dry Vapor) compared to Liquid Nitrogen Dewars/Tanks

There are distinct disadvantages when using liquid nitrogen compared to the dry vapor liquid nitrogen used in Cryoport Express® Shippers. Liquid nitrogen dewars/tanks are classified as dangerous goods and cannot be shipped as parcel. In addition, the liquid nitrogen has to be disposed of prior to returning the dewar/tank to its origin. These issues add additional procedural steps and costs to the shipment. In addition, there is a risk of liquid nitrogen leakage if the dewar/tank tips to the side during transport, which can cause bodily injury and compromise the specimen being shipped. Due to the use of our proprietary technology, our Cryoport Express ® Shippers are not prone to leakage when on their side or inverted, thereby protecting the integrity of our shipper’s hold time and being safe for handling.

While both liquid nitrogen dry vapor and liquid nitrogen shippers provide solutions to the issues encountered when shipping with dry ice, liquid nitrogen shippers have some draw backs. For example, the cost for a liquid nitrogen shipper typically can range from $650 to $4,000 per unit, which can substantially limit their use for the transport of many common biologics, particularly with respect to small quantities such as is the case with direct to the physician drug delivery. Because of the initial cost and limited production of these containers, they are designed to be reusable. However, the cost of returning these containers can be significant, particularly in international markets, because most applications require only one-way shipping. In addition, the logistics support of cryogenic shippers requires more sophisticated logistics management and discipline to ensure shippers are returned and recycled, especially for international shipments, which many companies do not have in place.

Cryoport’s solutions are totally comprehensive and integrated for maximum reliability, economy and total effectiveness. Cryoport’s total logistics solution enables life sciences companies to utilize the superior liquid nitrogen dry vapor technology without having to make capital investments or developing in-house logistics expertise and systems by offering a complete solution which includes the cloud-based CryoportalTM logistics management platform, the temperature monitoring system and the 24/7/365 logistics support. Cryoport allows the customer to outsource logistics and focus on its core competencies while maintaining visibility of all shipping related information.

Within our intended biotechnology and life sciences markets for Cryoport Express ® Shippers, there is limited known direct competition. We compete with liquid nitrogen and dry ice solutions by reason of the improved and integrated hardware and software technology in our products including our comprehensive logistics management software and through the use of our service enabled business model. The Cryoport Express ® Solution provides a simple and cost effective solution for the frozen or cryogenic transport of biotech and life sciences materials. The CryoportalTM assists with the management, scheduling and shipping of the Cryoport Express ® Shippers removing the burdens associated with other methods.

Traditional dry ice shippers and liquid nitrogen tank suppliers, such as MVE/Chart Industries, Taylor Wharton and Air Liquide, offer various models of dry vapor liquid nitrogen shippers that are not as cost efficient for multi-use and multi-shipment purposes due to their significantly greater unit costs and unit weight (which may substantially increase the shipping cost). On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources, have a broader manufactured product offering of other liquid nitrogen products and more experience in research and development than we do.

Factors that we believe give us a competitive advantage are attributable to our software and shipping container which allows our shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak- proofness” of our package which determines compliance with shipping regulations and the overall weight and volume of the package which determines shipping costs, and our business model represented by the merged integration of our shipper with CryoportalTM and Smart Pak data logger into a seamless shipping, tracking and monitoring solution.

Other companies that offer potentially competitive products include Industrial Insulation Systems, which offers cryogenic transport units and has partnered with Marathon Products Inc., a manufacturer and global supplier of wireless temperature data collecting devices used for documenting environmentally sensitive products through the cold chain and Kodiak Thermal Technologies, Inc. which offers, among other containers, a repeat use active-cool container that uses free piston stirling cycle technology. While not having their own shipping devices, BioStorage Technologies is potentially a competitive company through their management services offered for cold-chain logistics and long-term biomaterial storage. Cryogena offers a single use disposable LN2 shipper with better performance than dry ice, but it does not perform as well and is not as cost-effective as the Cryoport solution when all costs are considered. In addition, BioMatrica, Inc. is developing and offering technology that stabilizes biological samples and research materials at room temperature. They presently offer these technologies primarily to research and academic institutions; however, their technology may eventually enter the broader cold-chain market. Fisher BioServices, part of Thermo Fisher Scientific, provides cell therapy logistics services, maintaining cold chain from manufacturer to patient bedside.They provide customized solutions in biospecimen collection kits, biospecimen shipping, lab processing, biobanking and clinical trial support services.

Research and Development

Our research and development efforts are focused on continually improving the features of our Cryoport Express® Solutions including the cloud-based CryoportalTM and the Cryoport Express® Shippers. These efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered with the Cryoport Express® Solutions. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°-8°C markets. Our research and development expenditures for the fiscal years ended March 31, 2014 and 2013 were $409,111 and $425,446, respectively with the largest portion being spent on software maintenance and development.

Employees

The efforts of our employees are critical to our success. We believe that we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of June 13, 2014, we had nineteen full-time employees, three consultants and one temporary employee.

Insurance

We currently maintain general liability insurance, with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation. Claims may be made against us that exceed these limits. In fiscal year 2014, we did not experience any claims against our professional liability insurance. Our liability policy is an “occurrence” based policy. Thus, our policy is complete when we purchased it and following cancellation of the policy it continues to provide coverage for future claims based on conduct that took place during the policy term. However, our insurance may not protect us against all liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be aware of the need for, or be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

We also maintain product liability insurance with coverage in the amount of $1,000,000 per year. In addition, we currently maintain cargo insurance for shipments for one customer, with coverage of up to $10,000 per shipment.

ITEM1A.	RISK FACTORS

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

Risks Related to Our Financial Condition

We have incurred significant losses to date and may continue to incur losses.

We have incurred net losses in each fiscal year since we commenced operations. The following table represents net losses incurred for each of our last two fiscal years:

Net Loss
Fiscal Year Ended March 31, 2014	$19,565,400
Fiscal Year Ended March 31, 2013	$6,382,400

Our fiscal year ended March 31, 2014 loss of $19,565,400 included a one-time non-cash loss of $13,714,000 as a result of an induced debt conversion expense as described in ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations under the “Results of Operations for Fiscal 2014 Compared to Fiscal 2013” section. As of March 31, 2014, we had an accumulated deficit of $85.9 million. In order to achieve and sustain such revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm to our March 31, 2014 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our cash and cash equivalent balance at March 31, 2014 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of June 13, 2014, we had cash and cash equivalents of $415,200. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund future operations.

Recently, we funded our operations through a short-term bridge financing and a preferred stock offering. We plan to raise additional funds through an equity or debt offering to cover general working capital needs and sales and marketing initiatives to expand our customer base and increase revenues. If we are not able to raise sufficient funds and our projected revenues and cash-inflows are reduced or delayed, we may not have sufficient capital to operate through the second quarter of our fiscal year 2015 or beyond. We are currently exploring various arrangements with respect to securing additional funding. However, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct our business operations. Any additional equity financing will involve substantial dilution to our then existing stockholders. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Risks Related to Our Business

Our agreements with global providers of shipping services may not result in a significant increase in our revenues or cash flow.

We believe that establishing strategic alliances with global providers of shipping services, such as our agreements with FedEx, DHL and OCASA can drive growth in our revenues. We are seeking to establish similar arrangements with other providers of international shipping services. Such alliances may enable us to provide a seamless, end-to-end shipping solution to customers of our alliance partners and allow us to leverage the established relationships with those customers.

In January 2013, we entered into an agreement with FedEx, renewing FedEx’s right to, on a non-exclusive basis, promote, market and sell transportation of our shippers and our related value-added goods and services and providing FedEx with a non-exclusive license and right to use a customized version of our Cryoportal™ software platform for the management of shipments made by FedEx customers. In September 2013, we entered into a similar agreement with OCASA, Inc. In January 2014, we entered into a letter of intent with DHL confirming our mutual intentions to negotiate an additional agreement related to our participation in DHL’s efforts to expand its provision of cryogenic shipping services to the life sciences industry.

Because our agreements with FedEx, OCASA and DHL do not contain any requirement that they use a minimum level of our services (we do not anticipate the agreement under negotiation with DHL will include such volume commitments by DHL), there can be no assurance of any significant increase in our revenues or cash flows as a result of these strategic alliances.

Our agreements with providers of vaccines and stem cell-based therapies may not result in a significant increase in our revenues or cash flow.

We believe that establishing strategic relationships with manufacturers and distributors of treatments for animals and humans, such as our agreements with Zoetis, Inc. and Liventa Bioscience, Inc. can drive growth in our revenues. We are seeking to establish similar arrangements with other companies engaged in the life sciences industry, which require logistics solutions for the delivery of biologic material maintained at cryogenic temperatures.

In December 2012, we entered an agreement with what became Zoetis, Inc. (in January 2013, Pfizer spun off its animal health business into Zoetis, Inc., a public company) providing for us to manage the cryogenic logistics for the distribution of a poultry vaccine from its production site in the United States. Recently, Zoetis has expanded our role in providing them assistance in managing their cryogenic distribution of their vaccines.

In February 2014, we entered an agreement with Liventa Bioscience, Inc. to act as its exclusive provider of cryogenic logistics of stem cell based therapies for orthopedic applications. Liventa intends to distribute its own line of therapies and to act as a distributor of other therapies to orthopedic health care providers that require cryogenic temperatures. However, we do not expect Liventa to begin significant use of our services prior to the second half of fiscal 2015.

While we anticipate growth in shipments by Zoetis under our management and that Liventa will be successful in its efforts to distribute cell based biologic materials to the orthopedic market, there can be no assurance of any significant increase in our revenues or cash flows as a result of these strategic alliances.

We will have difficulty increasing our revenues if we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our solutions.

We plan to improve our sales, distribution, and marketing capabilities in the Americas, Europe, and Asia. It will be expensive and time-consuming for us to develop our global marketing and sales network and thus we intend to rely on our strategic alliances with DHL, FedEx and OCASA. We further intend to seek to enter into additional strategic alliances with international providers of shipping services to incorporate use of our solutions in their service offerings. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with others to promote our solutions. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our solutions thereby exposing us to potential expenses in exiting such distribution agreements. We, and any of our alliance partners, must also market our services in compliance with federal, state, local and international laws relating to the provision of incentives and inducements. Violation of these laws can result in substantial penalties. Therefore, if we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our alliance partners fail to promote our solutions, we will have difficulty increasing our revenues.

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

We are dependent on new solutions and services.

Our future revenue stream depends to a large degree on our ability to bring new solutions and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new solutions and services, enhance existing solutions and services, and achieve market acceptance of such solutions and services. We may incur problems in introducing new solutions and services.

The adoption cycle of our target customers tends to be very lengthy, which continues to adversely affect our ability to increase revenues quickly.

We offer our solutions primarily to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete, involving multiple levels of approval, prior to a company fully adopting our Cryoport Express® Solutions. The logistics management of many companies is decentralized adding to the time need to effect adaptation of our solutions. In addition, any such adoption may be on a gradual basis such that the customer progressively ramps up use of our Cryoport Express® Solutions following adoption. The slow adoption process continues to adversely affect our ability to increase revenues.

We are dependent on an outside party for the continued development and maintenance of our Cryoportal™ software.

Our proprietary Cryoportal™ is a logistics platform software used by our customers, business partners and client care team to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. The continued development of the Cryoportal™ platform is contracted with an outside software development company. If this developer becomes unable or unwilling to continue work on scheduled projects, and an alternative software development company cannot be secured, we may not be able to implement needed enhancements to the system. Furthermore, if we terminate our agreement with our current software developer and cannot reach an agreement or fail to fulfill an agreement for the termination, it is possible we could lose our license to use this software. Failure to proceed with enhancements or the loss of our license for the system would adversely affect our ability to generate new business and serve existing customers, resulting in a reduction in revenue.

Our success depends, in part, on our ability to obtain patent protection for our solutions and business model, preserve our trade secrets, and operate without infringing the proprietary rights of others.

Our policy is to seek to protect our proprietary position by, among other methods, filing United States patent applications related to our technology, inventions and improvements that are important to the development of our business. We have three issued U.S. patents; one pending patent, and one recently filed provisional patent application, all relating to various aspects of our solutions and services. Our patents or provisional patent application may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

While we are not aware of any third party that is infringing any of our patents or trademarks nor do we believe that we are infringing on the patents or trademarks of any other person or organization, we cannot assure you that our current and potential competitors and other third parties have not filed (or in the future will not file) patent applications for (or have not received or in the future will not receive) patents or obtain additional proprietary rights that will prevent, limit or interfere with our ability to make, use or sell our solutions either in the United States or internationally. Additionally, we may face assertions of claims by holders of patents alleging that we are infringing upon their patent rights which claims are without merit, but may result in our incurring substantial costs of defense.

Our solutions and services may contain errors or defects, which could result in damage to our reputation, lost revenues, diverted development resources and increased service costs and litigation.

Our solutions and services must meet stringent requirements and we must develop our services and solutions quickly to keep pace with the rapidly changing market. Solutions as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new equipment or versions of our software are released. If our solutions are not free from errors or defects, we may incur an injury to our reputation, lost revenues, diverted development resources, increased customer service and support costs, and litigation. The costs incurred in correcting any product errors or defects may be substantial and could adversely affect our business, results of operations and financial condition.

If we experience manufacturing delays, interruptions in production, or delays in procurement of shippers manufactured by third parties, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to produce enough shippers at our own manufacturing facility or at a third party manufacturing facility, or if we fail to complete our shipper recycling processes as planned, we may be unable to deliver shippers to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently acquire various component parts for our shippers from various independent manufacturers in the United States. We would likely experience significant delays or cessation in producing our shippers if a labor strike, natural disaster or other supply disruption were to occur at any of our main suppliers. If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing our shippers. In addition, because we depend (in part) on third party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability. To date, we have not experienced any material delay that has adversely impacted our operations. As our business develops it becomes more likely that such problems could arise.

If we experience delays or interruption in shipping due to factors outside of our control, such disruption could lead to customer dissatisfaction and harm our reputation.

We rely on third party shipment and carrier services to transport our shippers containing biological material. These third party operations could be subject to natural disasters, adverse weather conditions, other business disruptions, and carrier error, which could cause delays in the delivery of our shippers, which in turn could cause serious harm to the biological material being shipped. As a result, any prolonged delay in shipment, whether due to technical difficulties, power failures, break-ins, destruction or damage to carrier facilities as a result of a natural disaster, fire, or any other reason, could result in damage to the contents of the shipper. If we are unable to cause the delivery of our shippers in a timely matter and without damage, this could also harm our operating results and our reputation, even if we are not at fault.

Our Cryoportal™ software platform may be subject to intentional disruption that could adversely impact our reputation and future revenues.

We have implemented our Cryoportal™ software platform which is used by our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. Although we believe we have sufficient controls in place to prevent intentional disruptions, we could be a target of cyber attacks specifically designed to impede the performance of the Cryoportal™ software platform. Similarly, experienced computer programmers may attempt to penetrate our Cryoportal™ software platform in an effort to search for and misappropriate proprietary or confidential information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our activities could be adversely affected and our reputation, brand and future sales could be harmed if such intentionally disruptive efforts were successful.

Our solutions and services may expose us to liability in excess of our current insurance coverage.

Our solutions and services involve significant risks of liability, which may substantially exceed the revenues we derive from them. We cannot predict the magnitude of these potential liabilities. We currently maintain general liability insurance, with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation, and product liability insurance with a $1 million annual coverage limitation. Claims may be made against us that exceed these limits.

Our liability policy is an “occurrence” based policy. Thus, our policy is complete when we purchased it and following cancellation of the policy it continues to provide coverage for future claims based on conduct that took place during the policy term. Our insurance coverage, however, may not protect us against all liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be aware of the need for, or be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

Complying with certain regulations that apply to shipments using our solutions can limit our activities and increase our cost of operations.

Shipments using our solutions and services are subject to various regulations in the various countries in which we operate. For example, shipments using our solutions may be required to comply with the shipping requirements promulgated by the CDC, the Occupational Safety and Health Organization (“OSHA”), the DOT as well as rules established by the IATA and the ICAO. Additionally, our data logger may be subject to regulation and certification by the FDA, FCC, and FAA. We will need to ensure that our solutions and services comply with relevant rules and regulations to make our solutions and services marketable, and in some cases compliance is difficult to determine. Significant changes in such regulations could require costly changes to our solutions and services or prevent use of our shippers for an extended period of time while we seek to comply with changed regulations. If we are unable to comply with any of these rules or regulations or fail to obtain any required approvals, our ability to market our solutions and services may be adversely affected. In addition, even if we are able to comply with these rules and regulations, compliance can result in increased costs. In either event, our financial results and condition may be adversely affected. We depend on our business partners and unrelated and frequently unknown third party agents in foreign countries to act on our behalf to complete the importation process and to make delivery of our shippers to the final user. The failure of these third parties to perform their duties could result in damage to the contents of the shipper resulting in customer dissatisfaction or liability to us, even if we are not at fault.

If we cannot compete effectively, we will lose business.

Our services and solutions are positioned to be competitive in the life sciences cold-chain logistics market. While there are technological and marketing barriers to entry, we cannot guarantee that the barriers we are capable of producing will be sufficient to defend the market share we wish to gain against current and future competitors. Our principal competitive considerations in our market include:

•	financial resources to allocate to proper marketing and an appropriate sales effort

•	acceptance of our solutions model

•	acceptance of our solutions including per use fee structures and other charges for services

•	keeping up technologically with ongoing development of enhanced features and benefits

•	reductions in the delivery costs of competitors’ solutions

•	the ability to develop and maintain and expand strategic alliances

•	establishing our brand name

•	our ability to deliver our solutions to our customers when requested

•	our timing of introductions of new solutions, and services

•	financial resources to support working capital needs and required capital investments in infrastructure

Current and prospective competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. As a result, these competitors may be able to develop and expand their networks and product offerings more quickly, devote greater resources to the marketing and sale of their solutions and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional solutions competitive to those we provide or plan to provide.

If we successfully develop products and/or services, but those products and/or services do not achieve and maintain market acceptance, our business will not be profitable.

The degree of acceptance of our Cryoport Express ® Solutions or any future products or services by our current target markets, and any other markets to which we attempt to sell our products and services, and our profitability and growth will depend on a number of factors including, among others:

•	our shippers’ ability to perform and preserve the integrity of the materials shipped

•	relative convenience and ease of use of our shipper and/or CryoportalTM

•	availability of alternative products

•	pricing and cost effectiveness

•	effectiveness of our or our collaborators’ sales and marketing strategy

•	the adoption cycles of our targeted customers

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

As of June 13, 2014, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 12,779,856 shares of common stock (without regard to beneficial ownership limitations contained in certain warrants) assuming their exercise of all outstanding warrants and options that are exercisable within 60 days of June 13, 2014 or approximately 18.2% of our outstanding common stock. Of these shares of common stock, 3,449,625 shares, or approximately 5.4% of our common stock, will be beneficially owned by Cranshire Capital Master Fund. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

The sale of substantial shares of our common stock may depress our stock price.

As of June 13, 2014, there were 59,987,846 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

We could also issue up to 82,641,062 shares of our common stock including shares to be issued upon the exercise of outstanding warrants and options or reserved for future issuance under our stock incentive plans, as further described in the following table:

Number of Shares of Common Stock Issuable or Reserved for Issuance

Common stock issuable upon exercise of outstanding warrants	63,045,977
Common stock issuable upon exercise of outstanding options or reserved for future incentive awards under our stock incentive plans	19,595,085

Total	82,641,062

Of the total options and warrants outstanding as of March 31, 2014, options and warrants exercisable for an aggregate of 68,170,852 shares of common stock would be considered dilutive to the value of our stockholders’ interest in Cryoport because we would receive upon exercise of such options and warrants an amount per share that is less than the market price of our common stock on March 31, 2014.

Our stock price has been and will likely continue to be volatile.

The market price of our common stock has been highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including, but not limited to:

•	technological innovations or new solutions and services by us or our competitors

•	additions or departures of key personnel

•	sales of our common stock

•	our ability to execute our business plan

•	our operating results being below expectations

•	loss of any strategic relationship

•	industry developments

•	economic and other external factors

•	period-to-period fluctuations in our financial results

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

The trading market for our common stock and warrants relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock and warrants could decline if one or more equity analyst downgrades our stock or if analysts downgrade our stock or issue other unfavorable commentary or cease publishing reports about us or our business.

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

Our Articles of Incorporation allows our Board of Directors to issue up to 2,500,000 shares of “blank check” preferred stock, without action by our stockholders. Currently, 800,000 shares of the authorized preferred stock have been designated as Class A Preferred Stock (“Preferred Stock”). We contemplate the Preferred Stock offered will utilize up to 800,000 of such authorized shares resulting in the potential for 1,700,000 shares that could be issued on terms determined by our Board of Directors, and may have rights, privileges and preferences superior to those of our the Preferred Stock previously offered hereby or the common stock into which it may be converted. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock and Preferred Stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and Preferred Stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock. In addition the issuance of such shares of blank check preferred stock could have the effect of discouraging, delaying or preventing a change of control of our Company.

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

Nevada law permits distributions to stockholders as long as, after the distribution, (i) the corporation would be able to pay its debts as they become due and (ii) the corporation’s total assets are at least equal to its liabilities and preferential dissolution obligations. Under California law, distributions may be made to stockholders as long as the corporation would be able to pay its debts as they mature and either (i) the corporation’s retained earnings equal or exceed the amount of the proposed distributions, or (ii) after the distributions, the corporation’s tangible assets are at least 125% of its liabilities and the corporation’s current assets are at least equal to its current liabilities (or, 125% of its current liabilities if the corporation’s average operating income for the two most recently completed fiscal years was less than the average of the interest expense of the corporation for those fiscal years). If we become subject to Section 2115(b), we will have to satisfy more stringent financial requirements to be able to pay dividends to our stockholders. Additionally, stockholders may be liable to the corporation if we pay dividends in violation of California law.

California law permits a corporation to provide “supermajority vote” provisions in its Articles of Incorporation, which would require specific actions to obtain greater than a majority of the votes, but not more than 66 2 / 3 percent. Nevada law does not permit supermajority vote provisions. If we become subject to Section 2115(b), it is possible that our stockholders would vote to amend our Articles of Incorporation and require a supermajority vote for us to take specific actions.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As described in Item 9A of this Annual Report on Form 10-K for the year ended March 31, 2014, no material weaknesses were identified and we determined that our internal control over financial reporting was effective as of March 31, 2014.

Any failure to maintain such internal controls in the future could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and the OTC Bulletin Board, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time, and we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

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

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of June 13, 2014 there were 59,987,846 shares of common stock outstanding and 232 stockholders of record. On June 13, 2014, the closing sale price of our common stock was $0.48 per share.

Market Information

Our common stock is traded on the OTCQB, operated by the OTC Markets Group, Inc. under the symbol “CYRX”. The high and low closing sale prices of our common stock reported by OTCQB during each quarter ended March 31, 2014 and 2013 were as follows:

	High	Low
Year 2014:
Fourth Quaxrter Ended March 31, 2014	$0.57	$0.34
Third Quarter Ended December 31, 2013	$0.55	$0.30
Second Quarter Ended September 30, 2013	$0.52	$0.23
First Quarter Ended June 30, 2013	$0.56	$0.16

Year 2013
Fourth Quarter Ended March 31, 2013	$0.61	$0.33
Third Quarter Ended December 31, 2012	$0.39	$0.11
Second Quarter Ended September 30, 2012	$0.51	$0.19
First Quarter Ended June 30, 2012	$0.70	$0.37

Unregistered Equity Issuances

We did not issue any unregistered securities during the year ended March 31, 2014 that were not otherwise disclosed in a previously filed Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Dividends

No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation

The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sale of Unregistered Securities

The following is a summary of transactions by the Company during period covered by this report involving the issuance and sale of the Company’s securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and that have not previously been included in a Quarterly Report on Form 10-Q. All securities sold by the Company were sold to individuals, trusts or others who were accredited investors as defined under Regulation D under the Securities Act.

 In the fourth quarter of 2014, the Company issued to certain accredited investors 5% Bridge Notes in the original principal amount of $1,352,000, including a note in the amount of $50,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer as well as a note in the amount of $100,000 issued to GBR Investments, LLC, of which Richard Rathmann, a Director of the Company, is the manager. All principal and interest under the 5% Bridge Notes will be due on June 30, 2014. In connection therewith, the Company also granted such accredited investors warrants to purchase 676,000 shares of common stock at an exercise price of $0.49 per share. The warrants are exercisable on May 31, 2014 and expire on December 31, 2018.

Emergent Financial Group, Inc. served as the Company’s placement agent in connection with the placement of the 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes, excluding the note issued to Jerrell Shelton and GBR Investments, or $108,180 at the time of the original issuance of such notes.

The issuance of the securities of the Company in the above transaction were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated there under, as a transaction by an issuer not involving a public offering. With respect to the transaction listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 6.	Selected Financial Data

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended March 31, 2014. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Years ended March 31,
Statement of Operations Data:	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenues	$2,660	$1,101	$556	$476	$118
Cost of revenues	2,223	1,588	1,392	1,303	718
Gross margin (loss)	437	(487)	(836)	(827)	(600)
Selling, general and administrative	5,106	5,412	6,106	4,321	3,313
Research and development	409	425	492	449	284
Loss from operations	(5,078)	(6,324)	(7,434)	(5,597)	(4,197)
Debt conversion expense	(13,714)	—	—	—	—
Interest income	—	—	12	16	8
Interest expense	(784)	(72)	(528)	(619)	(7,029)
Loss on sale of fixed assets	—	—	—	—	(9)
Change in fair value of derivative liabilities	21	16	119	50	5,577
Other expense, net	(8)	—	—	—	—
Net loss before provision for income taxes	(19,563)	(6,380)	(7,831)	(6,150)	(5,650)
Provision for income taxes	2	2	2	2	2
Net loss	$(19,565)	$(6,382)	$(7,833)	$(6,152)	$(5,652)
Net loss per share — basic and diluted	$(0.40)	$(0.17)	$(0.27)	$(0.46)	$(1.13)

	As of March 31,
Balance Sheet Data:	2014	2013	2012	2011	2010
	(In thousands)
Cash, cash equivalents	$370	$563	$4,618	$9,278	$3,630
Working capital (deficit)	(2,903)	(1,539)	4,024	6,760	1,995
Total assets	1,710	1,756	6,214	11,031	4,777
Convertible notes and accrued interest, net	1,622	1,304	338	2,401	2,502
Long term obligations, less current portion	—	1,322	1,375	1,423	1,478
Total stockholders’ equity (deficit)	(2,304)	(2,063)	3,730	5,948	(915)

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of Part I of this Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

Integral to our logistics solutions are our Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers), which provide packaging that is cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) “dry vapor” technology. Cryoport Express® Shippers are non-hazardous, IATA (International Air Transport Association) certified, and validated to maintain stable temperatures of minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express® Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials).

The Cryoport Express® Solutions includes document preparation, intervention capability, and recording and retaining a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities shipped. This recorded and archived information allows our customers to meet the exacting requirements necessary for scientific work and for regulatory purposes. When a customized solution is not required, Cryoport Express® Solutions can be used by customers as a “turnkey” solution through direct access to the cloud-based CryoportalTM or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care team and also provides complete training and process management services to support each client’s specific requirements.

Amongst our solutions, we offer a “turnkey” solution, which can be accessed through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once the order is placed, we ship a fully charged Cryoport Express® Shipper to the customer who conveniently loads their frozen commodity into inner chamber of the shipper.  The customer then closes the shipper and reseals the shipping box displaying the recipient’s address (“Flap A”) for pre-arranged carrier pick up.  Cryoport arranges for the pick-up of the parcel by a shipping service provider for delivery to the customer’s intended recipient.  The recipient simply opens the box and shipper and removes the frozen commodity.  The recipient only needs to reseal the box, displaying the nearest Cryoport Operations Center address (“Flap B”) and set out for pre-arranged carrier pick up. The Cryoport Express® Shipper is returned to us for cleaning, quality assurance testing, recharging and reuse of the Cryoport Express® Shipper.

In late 2012, we shifted our focus from being a developer of cryogenic shippers and software to being a comprehensive frozen logistics solutions provider to the life sciences industry, which was accomplished by broadening our service offerings. Now, in addition to our “Turn-key Solution,” we also provide the following value-added solutions that were developed to address our various clients’ needs:

•	“Customer Staged Solution,” under which we supply an inventory of our Cryoport Express® Shippers to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper to us for cleaning, quality assurance testing, and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution, whereby we supply our Cryoport Express® Shippers to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. Under this Solution, the customer accepts a significant level of the risk for a successful shipment.

•	“Powered by CryoportSM” is made available to providers of shipping and delivery services who seek to offer a “branded” cryogenic shipping solution as part of their service offerings. By negotiation, this solution can be private labeled as long as “powered by CryoportSM” appears prominently on the offering software interface and prominently on the packaging, which is provided by the client after minimum volume requirements are met.

•	“Integrated Solution” is our most comprehensive and complex outsourcing solution. It usually involves our management of the entire cryogenic logistics process for our client, including the location of our employees at the client’s site to manage the client’s cryogenic logistics, in total.

•	“Life Science Point-of-Care Repository Solution” whereby we supply our Cryoport Express® Shippers to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with substitute Shippers) at a point-of-care site, with the Cryoport Express® Shippers serving as a temporary freezer/repository enabling the efficient distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation apparatus. Our customer services professionals monitor each shipment throughout the predetermined process including the shipment’s return to Cryoport where the Cryoport Express® Shipper is cleaned, tested for quality assurance and then returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution” whereby our Cryoport Express® Solutions serves as an enabling technology for the safe manufacture of the rapidly expanding autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. The Cryoport Express® Shippers can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to patients when and where they need it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation apparatus. Our customer services professionals monitor each shipment throughout the predetermined process including the shipment’s return to Cryoport where the Cryoport Express® Shipper is cleaned, tested for quality assurance and then returned to inventory for reuse.

One of our distribution partners is Federal Express Corporation (“FedEx”). We have an agreement with FedEx to provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution, on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, FedEx has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by Cryoport,” for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

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

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company is providing on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum uses of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments of this vaccine. In October 2013, the agreement was further amended to further expand Cryoport’s services to include the logistics management for a second poultry vaccine.

In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will be using Cryoport Express® Solutions for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s solution will eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to better serve physicians at the point-of-care, whether at hospitals, clinics, pharmacies, family practices, surgery centers or orthopedic offices.

We offer our solutions to companies in the life sciences industry and specific verticals including manufacturers of stem cells and cell lines, diagnostic laboratories, bio-pharmaceuticals, contract research organizations, in-vitro fertilization, cord blood, vaccines, tissue, animal husbandry, and other producers of commodities requiring reliable frozen solutions for logistics. These companies operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps; which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take up to nine months or longer to complete prior to a potential customer adopting one or more of the Cryoport Express® Solutions.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm to our March 31, 2014 and 2013 consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at March 31, 2014, and funds currently being raised through a preferred stock offering together with the revenues generated from our services will be sufficient to sustain our planned operations into the second quarter of fiscal year 2015; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis on acceptable terms or at all. Management’s inability to successfully achieve significant revenue increases or its cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern. To address this issue, the Company is seeking additional capitalization to properly fund our efforts to become a self-sustaining financially viable entity.

While we increased revenue year-over-year by 142% to $2.7 million for the fiscal year ended March 31, 2014, our revenue is still significantly lower than our operating expenses during the year and we have no assurance of the level of future revenues. We incurred a net loss of $19.6 million and used cash of $4.4 million in our operating activities during the year ended March 31, 2014. We had negative working capital of $2.9 million, and had cash and cash equivalents of $369,600 at March 31, 2014.

We are currently funding our operations through a preferred stock offering (see Note 15 in the accompanying consolidated financial statements) and plan to raise additional funds through additional debt or equity offerings to cover general working capital needs and sales and marketing initiatives to expand our customer base and increase sales. There is no assurance that funds can be secured or if these funds would allow us to continue our operations until more significant revenues can be generated or more funding can be secured. These matters raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash and cash equivalents of $369,600 and negative working capital of $2.9 million. As of March 31, 2013, the Company had cash and cash equivalents of $563,100 and negative working capital of $1.5 million. Historically, we have financed our operations primarily through sales of our debt and equity securities. From March 2005 through March 2014, we have received net proceeds of approximately $37.6 million from sales of our common stock and the issuance of promissory notes, warrants and debt.

Net Cash Used In Operating Activities

For the year ended March 31, 2014, we used $4.4 million of cash for operations primarily as a result of the net loss of $19.6 million offset by non-cash expenses of $15.4 million primarily comprised of debt conversion expense of $13.7 million, amortization of debt discount and deferred financing costs of $678,900, stock compensation expense of $678,100, depreciation and amortization of $311,600 which was partially offset by a change in fair value of derivative instruments of $20,800. Net operating losses decreased primarily as a result of increase in net revenues. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $323,600.

Net Cash Used In Investing Activities

Net cash used in investing activities totaled $138,900 during the year ended March 31, 2014 and was attributable to the purchase of property and equipment, primarily the increase in Cryoport Express® High Volume Shipper to meet expected customer demand.

Net Cash Provided By Financing Activities

Net cash provided by financing activities totaled $4.3 million during the year ended March 31, 2014, which resulted from proceeds from the issuance of convertible debt of $4.6 million and proceeds from the exercise of stock options and warrants of $326,900, partially offset by the payment of financing costs of $463,200 and the repayment of related party notes payable of $96,000.

As discussed in Note 1 of the accompanying consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company issued unsecured convertible promissory notes in principal amount of $1.8 million in the third and fourth quarters of fiscal 2014. In addition, the Company is currently raising funds through a preferred stock offering as further described in Note 15 in the accompanying consolidated financial statements. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2015. In addition, management will continue to review its operations for further cost reductions to extend the time that the Company can operate with its current cash on hand and additional bridge financing and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes.

Results of Operations

Results of Operations for Fiscal 2014 Compared to Fiscal 2013

The following table summarizes certain information derived from our consolidated statements of operations:

	Year Ended March 31,
	2014	2013	$ Change	% Change
	($ in 000’s)

Revenues	$2,660	$1,101	$1,559	141.7%
Cost of revenues	(2,223)	(1,588)	(635)	40.0%

Gross margin (loss)	437	(487)	924	189.7%
Selling, general and administrative	(5,106)	(5,412)	306	(5.6)%
Research and development	(409)	(425)	16	(3.8)%
Debt conversion expense	(13,714)	—	(13,714)	100%
Interest expense	(784)	(72)	(712)	976.6%
Change in fair value of derivative liabilities	21	16	5	26.5%
Other expense	(8)	—	(8)	100%
Provision for income taxes	(2)	(2)	—	—

Net loss	$(19,565)	$(6,382)	$(13,183)	206.6%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market/in vitro fertilization market, and research institutions. Net revenues were $2.7 million for the year ended March 31, 2014, as compared to $1.1 million for the year ended March 31, 2013. This $1.6 million or 142% increase is primarily driven by the ramp up and expansion of logistics services provided to Zoetis, an increase in revenues in the reproductive medicine/in vitro fertilization market and an overall increase in both, the number of customers utilizing our services and frequency of shipments compared to the prior year. Our revenues from Zoetis increased to $820,600 for the year ended March 31, 2014 from $62,300 during the prior year. This reflects the successful implementation and expansion of our integrated model with Zoetis, which commenced in February of 2013, whereby we manage the cryogenic shipments of a certain vaccine, both domestically and globally, and in October of 2013 expanded our services to include the logistics management for a second vaccine. The increase in revenues in the reproductive medicine/in vitro fertilization market was particularly strong, with revenues increasing from $238,000 to $614,000, an increase of $376,000 or 158%. This is partially the result of targeted telemarketing activities and email marketing campaigns to broaden the awareness of our solution in this space.

Gross margin and cost of revenues. Gross margins for the year ended March 31, 2014 was 16.4% of revenues, as compared to a gross loss of 44.3% of revenues for the prior year. The increase in gross margin is primarily due to the increase in net revenue combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the year ended March 31, 2014 was 83.6% of revenues, as compared to 144.3% of revenues for the prior year. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $306,000, or 5.6% for the year ended March 31, 2014 as compared to the prior year. This decrease is primarily related to a severance payment of approximately $180,000 paid to the former Chief Executive Officer in April 2012 and a decrease in board of director stock-based compensation. Partially offsetting these decreases is an increase in compensation related to replacement of the Chief Executive Officer and an increase in expenses related to sales and marketing activities compared to previous year.

Research and development expenses. Research and development expenses decreased $16,000 or 3.8% for the year ended March 31, 2014, as compared to the prior year. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. Research and development expenses to date have consisted primarily of costs associated with the continually improving the features of the Cryoport Express® Solution including the web based customer service portal and the Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the Cryoport Express® Solution. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°-8°C markets.

Debt conversion expense. Debt conversion expense for the year ended March 31, 2014 of $13.7 million was related to the induced conversion of $4,127,200 of aggregate principal and accrued interest from the convertible bridge notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the bridge notes.  The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance.  The fair value of the warrants was calculated using the Black-Scholes option pricing model.

Interest expense. Interest expense increased $712,000 for the year ended March 31, 2014, as compared to the prior year. Interest expense for the year ended March 31, 2014 included amortization of the debt discount and deferred financing fees of approximately $678,900, interest expense on our bridge notes of approximately $71,600 and accrued interest on our related party notes payable of approximately $36,500. Interest expense for the year ended March 31, 2013 included amortization of the debt discount of approximately $17,500, interest expense on our convertible debentures of approximately $9,900 and accrued interest on our related party notes payable of approximately $42,200.

Change in fair value of derivative liabilities. The gain for the year ended March 31, 2014 was the result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Other expense, net. The other expense, net for the year ended March 31, 2014 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2014, and the effects such obligations are expected to have on liquidity and cash flow in future periods ($ in ‘000’s):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual obligations
Operating lease obligations(1)	$220	$193	$27	$—	$—
Bridge notes(2)	1,807	1,807	—	—	—
Other long-term obligations (3)	1,358	1,358	—	—	—

Total	$3,385	$3,358	$27	$—	$—

(1)	The operating lease obligations are primarily related to the facility lease for our principal executive office in Lake Forest, California expiring June 30, 2015; and for our San Diego, California facility expiring December 31, 2014.

(2)	Bridge notes represent unsecured convertible promissory notes and accrued interest at 5% per annum which were issued in the third and fourth quarter of 2014 to certain accredited investors pursuant to the terms of subscription agreements and letters of investment intent. All principal and accrued interest is due June 30, 2014.

(3)	Other long-term obligations represent outstanding unsecured indebtedness and accrued interest owed to four related parties which bear interest at the rate of 6% per annum. Any unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Impact of Inflation

From time to time, Cryoport experiences price increases from third party manufacturers and these increases cannot always be passed on to Cryoport’s customers. While these price increases have not had a material impact on Cryoport’s historical operations or profitability in the past, they could affect revenues in the future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities reported in our consolidated financial statements. The estimation process requires assumptions to be made about future events and conditions, and is consequently inherently subjective and uncertain. Actual results could differ materially from our estimates.

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows. See Note 2: “Summary of Significant Accounting Policies” of our accompanying consolidated financial statements for a description of our critical accounting policies and estimates.

New Accounting Pronouncements

See Note 2: “Recent Accounting Pronouncements” of our accompanying consolidated financial statements for a description of recent accounting pronouncements that may have a significant impact on our financial reporting and our expectations of their impact on our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.

Based on our overall cash and cash equivalents interest rate exposure at March 31, 2014, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

Our annual consolidated financial statements are included in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

CRYOPORT, INC.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting is supported by written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
Chief Executive Officer and Director

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

June 25, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2014 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before July 31, 2014.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

Item 11.	Executive Compensation

Executive Officers of the Company

The Company’s current executive officers are as follows:

Jerrell W. Shelton, age 68, became President and Chief Executive Officer of the Company on November 5, 2012. He served on the Board of Directors and standing committees of Solera Holdings, Inc. from April 2007 through November 2011. From June 2004 to May 2006, Mr. Shelton was the Chairman and CEO of Wellness, Inc., a provider of advanced, integrated hospital and clinical environments. Prior to that, he served as CEO of IBM’s WebFountain. From October 1998 to October 1999, Mr. Shelton was Chairman, President and CEO of NDC Holdings II, Inc. Between October 1996 and July 1998, he was President and CEO of Continental Graphics Holdings, Inc. and from October 1991 to July 1996, Mr. Shelton served as President and CEO of Thomson Business Information Group. Mr. Shelton has a B.S. in Business Administration from the University of Tennessee and an M.B.A. from Harvard University. Mr. Shelton currently serves on the Advisory Board of Directors and the Nominating and Stewardship committee of the Smithsonian Institution Libraries.

Robert S. Stefanovich, age 49, became Chief Financial Officer, Treasurer and Corporate Secretary for the Company on June 27, 2011 following the Company’s filing of its Form 10–K for the fiscal year ended March 31, 2011. From June 15, 2012 to November 4, 2012, Mr. Stefanovich served as the Principal Executive Officer of the Company. From November 2007 through March 2011, Mr. Stefanovich served as Chief Financial Officer of Novalar Pharmaceuticals, Inc., a venture-backed specialty pharmaceutical company. Prior to that, he held several senior positions, including interim Chief Financial Officer of Xcorporeal, Inc., a publicly traded medical device company, Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company, Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also served as a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA and Frankfurt, Germany. He currently also serves as a board member of Project InVision International, a provider of business performance improvement solutions. He received his Masters of Business Administration and Engineering from University of Darmstadt, Germany.

SUMMARY COMPENSATION TABLE

The following table contains information with respect to the compensation for the fiscal years ended March 31, 2014 and 2013 of our chief executive officer, chief financial officer and former chief executive officer. We refer to the executive officers identified in this table as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary (1) ($)		Bonus ($)	Option Awards (5) ($)		All Other Compensation ($)		Total Compensation ($)
Jerrell W. Shelton	2014	300,000	(4)	—	930,358	(3)	—		1,230,358
President and Chief Executive Officer	2013	122,885	(9)	—	295,380	(7)	4,409	(8)	422,674
Robert S. Stefanovich	2014	225,000	(4)	—	201,028	(6)	—		426,028
Chief Financial Officer	2013	225,000	(4)	—	40,652	(6)	—		265,652
Larry G. Stambaugh	2014	—		—	—		—		—
Former President, Chief Executive Officer and Chairman	2013	6,923	(2)	—	—		241,115	(10)	248,038

(1)	This column represents salary as of the last payroll period prior to or immediately after March 31 of each fiscal year.
(2)	On August 21, 2009, the Compensation Committee approved an employment agreement with Mr. Stambaugh which had an effective commencement date of August 1, 2009, the details of which are described below. $57,794 and $360,000 were paid to Mr. Stambaugh in fiscal 2013 and 2012, respectively, per the terms of the employment agreement. Mr. Stambaugh resigned as President, Chief Executive Officer and Chairman on April 5, 2012.
(3)	This amount represents the fair value of all options granted to Mr. Shelton as compensation for services as a director and officer of the Company during fiscal 2014. Based on the recommendation of the Compensation Committee and approval by the Board, on June 28, 2013, Mr. Shelton was granted an option to purchase 3,902,507 shares of common stock in connection with his engagement as Chief Executive Officer of the Company.
(4)	This amount represents the annual base salary paid.
(5)	This column represents the total grant date fair value of all stock options granted in fiscal 2014 and the Company’s fiscal year ended March 31, 2013. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made in fiscal 2014 and 2013, refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.
(6)	This amount represents the fair value of all options granted to Mr. Stefanovich as compensation for services during fiscal 2014 and 2013. Based on the recommendation of the Compensation Committee and approval by the Board, on June 28, 2013 and August 3, 2012 Mr. Stefanovich was granted an option to purchase 839,016 and 100,000 shares of common stock, respectively. The exercise price of the options are equal to the fair value of the Company’s stock as of the grant date.
(7)	This amount represents the fair value of all options granted to Mr. Shelton as compensation for services as a director and officer of the Company during fiscal 2013. Based on the recommendation of the Board, on October 22, 2012, Mr. Shelton was granted an option to purchase 100,000 shares of the Company’s common stock upon joining the Board. Based on the recommendation of the Compensation Committee and approval by the Board, on November 5, 2012, Mr. Shelton was granted an option to purchase 1,650,000 shares of common stock in connection with his engagement as Chief Executive Officer of the Company
(8)	This amount represents board fees paid to Mr. Shelton as compensation for services as a director of the Company during fiscal 2013 prior to becoming Chief Executive Officer of the Company.
(9)	Reflects a pro-rated salary for Mr. Shelton who began employment with the Company on November 5, 2012.
(10)	Amount represents $180,000 severance payment, $50,871 personal time off payout and $10,244 COBRA reimbursements to Mr. Stambaugh per the terms of his separation agreement.

Narrative Disclosure to Summary Compensation Table

Employment Contracts

Jerrell W. Shelton

On November 5, 2012, the Company entered into an employment agreement (the “Initial Agreement”) with Mr. Shelton with respect to his employment as President and Chief Executive Officer. The Initial Agreement provided a term of six months. The Initial Agreement provided an initial annual base salary of $300,000 during the Term.

In addition, on the date of the Initial Agreement, Mr. Shelton was awarded two options giving him the right to acquire an aggregate of 1,650,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the Agreement, or $0.20 per share. The aggregate number of shares was determined by dividing $350,000 by the closing price of the Company’s common stock on the date of the Agreement, or $0.20 per share, and subtracting 100,000 shares, which is the number of shares of common stock that Mr. Shelton was given the right to purchase pursuant to the option that was issued to him in connection with his appointment to the Board of Directors on October 22, 2012. The first option issued in connection with the Agreement was issued under the Company’s 2011 Stock Incentive Plan and provides Mr. Shelton the right to purchase 650,000 shares of the common stock of the Company, which is the maximum that may be awarded to Mr. Shelton in this fiscal year under such plan. Mr. Shelton subsequently exercised 650,000 of these shares in May and November 2013. The second option provided Mr. Shelton the right to purchase 1,000,000 shares of common stock of the Company and was granted outside of the Company’s incentive plans. The options vest in six equal monthly installments during the Term and expire at the earlier of (a) ten years from the date of the Agreement, and (b) five (5) years from the date of the resignation and/or removal of the Mr. Shelton as a member of the Board of Directors of the Company.

On June 28, 2013, after the expiration of the Initial Agreement, the Company entered into a new employment agreement (the “Agreement”) with Mr. Shelton with respect to his employment as President and Chief Executive Officer. The Agreement is effective through May 14, 2017 (the “Term”).

The Agreement provides an initial annual base salary of $300,000 during the Term. In addition, on the date of the Agreement, Mr. Shelton was awarded options giving him the right to acquire an aggregate of 3,902,507 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the Agreement, or $0.27 per share, and such options were granted outside of the Company’s incentive plans. The option vests immediately with respect to 162,604 shares and the remaining right to purchase the remaining shares vests in equal monthly installments on the fifth day of each month for forty six months beginning on July 5, 2013 and ending on May 5, 2017. Provided that such vesting will be accelerated on the date that the Company files a Form 10-Q or Form 10-K indicating an income from operations for the Company in two consecutive fiscal quarters and immediately in the event of a change of control of the Company.

The options expire at the earlier of (a) ten years from the date of the Agreement, and (b) twenty four (24) months from the date of the resignation and/or removal of the Mr. Shelton as Chief Executive Officer of the Company.

Mr. Shelton has agreed during the Term and for a period of one year following the termination of the Agreement, not to solicit, induce, entice or attempt to solicit, induce, or entice any employee of the Company to leave employment with the Company. Payments due to Mr. Shelton upon a termination of his employment agreement are described below.

Robert S. Stefanovich

Although the Company does not have a written employment agreement with Mr. Stefanovich, pursuant to the terms of his offer letter, the Company has agreed to pay Mr. Stefanovich an annual base salary of $225,000 per year. In addition, he is eligible for an incentive bonus targeted at 25% of his annual base salary. Mr. Stefanovich is eligible to participate in all employee benefits plans or arrangements which may be offered by the Company during the term of his agreement. The Company shall pay the cost of Mr. Stefanovich’s health insurance coverage in accordance with the Company’s plans and policies while he is an employee of the Company. Mr. Stefanovich is also eligible for fifteen (15) paid time off days a year, and is entitled to receive fringe benefits ordinarily and customarily provided by the Company to its senior officers. Payments due to Mr. Stefanovich upon a termination of his employment agreement with the Company are described below.

Larry G. Stambaugh (former President and Chief Executive Officer)

On August 21, 2009, the Compensation Committee approved an employment agreement with Mr. Stambaugh, the Company’s former Chief Executive Officer, President and Chairman, which commenced effective as of August 1, 2009 and continued in effect until April 5, 2012 (the “Stambaugh Employment Agreement”), the date of Mr. Stambaugh’s resignation. Pursuant to the terms of the Stambaugh Employment Agreement, Mr. Stambaugh was paid an annual base salary of $360,000. In connection with Mr. Stambaugh’s resignation as Chief Executive Officer and Chairman of the Board, the Company paid Mr. Stambaugh a lump sum severance payment of $180,000 and extended the exercise period of two stock options granted to Mr. Stambaugh on September 10, 2010, with exercise prices of $0.66 per share until April 5, 2017 with respect to those underlying shares of common stock vested as of April 5, 2012, which amount to 362,232 and 210,000 shares of the Company’s common stock, respectively.

The Company has no other employment agreements with executive officers of the Company as of March 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2014

The following table shows information regarding unexercised stock options held by our Named Executive Officers as of fiscal year ended March 31, 2014:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Jerrell W. Shelton	100,000	(1)	—	—		$0.19	10/21/22
	1,000,000	(2)	—	—		$0.20	11/4/22
	894,324	(3)	—	3,008,183	(3)	$0.27	6/27/23
Robert Stefanovich	78,125	(4)	—	46,875	(4)	$0.86	6/19/21
	—	(5)	—	40,000	(5)	$0.43	8/2/22
	22,500	(6)	—	37,500	(6)	$0.43	8/2/22
	157,316	(7)	—	681,700	(7)	$0.27	6/27/23
Larry Stambaugh	362,232	(8)	—	—		$0.66	4/5/17	(10)
	210,000	(9)	—	—	(9)	$0.66	4/5/17	(10)

(1)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 100,000 shares of common stock exercisable at $0.19 per share on October 22, 2012 upon joining the board of directors. Options vests in twelve equal monthly installments. The exercise price for shares of common stock pursuant to the options is equal to the fair value of the Company’s stock as of the grant date.
(2)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 1,650,000 shares of common stock exercisable at $0.20 per share on November 5, 2012, which vests in six equal monthly installments. 650,000 of these options were issued under the 2011 stock option plan and exercised in May and November 2013 and 1,000,000 were issued outside of a plan. The exercise price for shares of common stock pursuant to the option is equal to the fair value of the Company’s stock as of the grant date.
(3)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 3,902,507 shares of common stock exercisable at $0.27 per share on June 28, 2013. The option vests 2/48th immediately with the remainder vesting 1/48th per month for 46 months. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(4)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 125,000 shares of common stock exercisable at $0.86 per share on June 20, 2011. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(5)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 40,000 shares of common stock exercisable at $0.43 per share on August 3, 2012. The option vests based on certain performance criteria. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant
(6)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 60,000 shares of common stock exercisable at $0.43 per share on August 3, 2012. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant
(7)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 839,016 shares of common stock exercisable at $0.27 per share on June 28, 2013. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(8)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stambaugh was granted an option to purchase 362,232 shares of common stock exercisable at $0.66 per share on September 15, 2010, in lieu of payment of his fiscal year 2010 cash bonus of $216,000. The option was fully vested at date of grant. The exercise price for shares of common stock pursuant to the option is equal to the fair value of the Company’s stock as of the grant date.
(9)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stambaugh was granted an option to purchase 420,000 shares of common stock exercisable at $0.66 per share on September 15, 2010. The right to exercise the stock option vested as to 25% of the underlying shares of common stock upon grant, with the remaining underlying shares vesting in equal installments on the first, second and third anniversary of the grant date. The exercise price for shares of common stock pursuant to the option is equal to the fair value of the Company’s stock as of the grant date.
(10)	In connection with Mr. Stambaugh’s resignation as Chief Executive Officer and Chairman of the Board, which was effective on April 5, 2012, the Company extended the exercise period of two stock options granted to Mr. Stambaugh on September 10, 2010, with exercise prices of $0.66 per share until April 5, 2017 with respect to those underlying shares of common stock vested as of April 5, 2012, which amount to 362,232 and 210,000 shares of the Company’s common stock, respectively.

Potential Payments On Termination Or Change In Control

Pursuant to Mr. Shelton’s employment agreement, if Mr. Shelton terminates the Agreement, dies, or is terminated for “Cause” (as defined in the agreement), he will be entitled to all compensation and benefits that he earned through the date of termination. If he is terminated for Cause, the Company may, to the extent allowed by law set off losses, fines or damages that he has caused as a result of his misconduct. If he is terminated “without cause” (as defined in the agreement), he will be entitled to a continuation of his base salary for three months following termination and one half of unvested options as of date of termination shall become fully vested. In the event the Company terminates his employment, except if for “Cause” (as defined in the agreement), within twelve (12) months after a Change in Control (as defined in the Cryoport, Inc. 2011 Stock Incentive Plan), then, Mr. Shelton will be entitled to: (i) the continuation of his base salary for twelve (12) months following the date of termination, which shall be paid in accordance with the Company’s ordinary payroll practices in effect from time to time, and which shall begin on the first payroll period immediately following the date on which the general release and waiver becomes irrevocable; and (ii) all options previously granted to Mr. Shelton will become fully vested and exercisable as of the date of termination.

Pursuant to Mr. Stefanovich’s employment offer, in the event that Mr. Stefanovich’s employment with the Company is terminated as a result of a “change of control,” as is defined in the Company’s 2009 Stock Incentive Plan, he will be entitled to receive a severance payment equal to twelve months of his base salary, continuation of health benefits for a period of twelve months, and the unvested portion of his stock option grants immediately shall vest in full. Separately, in the event his employment is terminated by the Company for reasons other than cause, Mr. Stefanovich will be entitled to receive a severance payment equal to six months of his base salary plus continuation of health benefits for a period of six months.

In connection with Mr. Stambaugh’s resignation as Chief Executive Officer and Chairman of the Board, which was effective on April 5, 2012, the Company paid Mr. Stambaugh a lump sum severance payment of $180,000 and extended the exercise period of two stock options granted to Mr. Stambaugh on September 10, 2010, with exercise prices of $0.66 per share until April 5, 2017 with respect to those underlying shares of common stock vested as of April 5, 2012, which amount to 362,232 and 210,000 shares of the Company’s common stock, respectively.

The 2002 Plan, 2009 Plan and 2011 Plan each provide that in the event of a “change of control,” the applicable option agreement may provide that such options or shares will become fully vested and may be immediately exercised by the person who holds the option, at the discretion of the board.

The Company does not provide any additional payments to named executive officers upon their resignation, termination, retirement, or upon a change of control.

Change in Control Agreements

There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of the Company or any subsidiary.

DIRECTOR COMPENSATION

Compensation for the Board is governed by the Company’s Compensation Committee. Effective August 21, 2009 through May 2, 2012 the fees payable to non-employee directors were set at a flat fee of $15,000 per quarter with no additional fees payable for committee membership or serving as chairman of a committee. Effective May 3, 2012, the cash compensation that each non-employee director is paid is $40,000 annually, except for the non-employee Chairman of the Board who is paid $56,000 annually. In addition, each non-employee director who serves as Chairman of one or more Board Committees will be paid additional cash compensation of $8,000 annually for all Committee Chairmanships.

Effective May 3, 2012, each non-employee director is awarded a stock option to purchase 50,000 shares of the Company’s common stock on the date of the Company’s annual meeting of stockholders, except for the non-employee Chairman of the Board who is awarded a stock option to purchase 80,000 shares of the Company’s common stock. In addition, each new non-employee director will be granted a stock option to purchase 100,000 shares of the Company’s common stock upon joining the Board.

On May 3, 2012, Mr. Michelin was granted options to purchase a total of 60,000 shares of the Company’s common stock with an exercise price of $0.44 per share which vested on September 22, 2012 for his service as a director, Chairman of the Audit Committee, and as a member of the Compensation Committee and the Nomination and Governance Committee during fiscal 2012 and fiscal 2013 and Lead Independent Director during fiscal 2012. The options to purchase a total of 35,000 shares were issued in connection with the services he provided during fiscal 2012.

On May 3, 2012, Mr. Wasserman was granted options to purchase a total of 138,356 shares of the Company’s common stock with an exercise price of $0.44 per share which vested on March 29, 2013 for his service as a director, Chairman of the Board and member of the Compensation Committee, Audit Committee and Governance and Nominating Committee during fiscal 2012 and fiscal 2013.

On May 3, 2012, Ms. Muller was granted options to purchase a total of 166,438 shares of the Company’s common stock with an exercise price of $0.44 per share of which 116,438 shares immediately vested and the remaining 50,000 shares vested on September 22, 2012 for her service as a director, Chairman of the Compensation Committee and Nomination and Governance Committee, and a member of the Audit Committee during fiscal 2012 and fiscal 2013. The options to purchase a total of 127,771 shares were issued in connection with the services she provided during fiscal 2012.

On July 12, 2012, Mr. Michelin, Mr. Wasserman, and Ms. Muller were each granted an option to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.36 per share which were fully vested upon issuance for their service as the Office of the Chief Executive for the months of April, May, and June 2012.

Annual awards were granted at the shareholders meeting on September 13, 2012. Mr. Michelin, Ms. Muller and Mr. Wasserman were each granted an option to purchase 50,000, 50,000 and 80,000 shares, respectively, of the Company’s common stock with an exercise price of $0.30 per share

On October 9, 2012, Mr. Michelin, Mr. Wasserman, and Ms. Muller were each granted an option to purchase 125,000 shares of the Company’s common stock with an exercise price of $0.17 per share which were fully vested upon issuance for their service as the Office of the Chief Executive for the months of July, August and September 2012.

On December 12, 2012, Mr. Michelin, Mr. Wasserman, and Ms. Muller were each granted an option to purchase 50,000, 100,000 and 100,000 shares, respectively, of the Company’s common stock with an exercise price of $0.18 per share which were fully vested upon issuance for their service as the Office of the Chief Executive for the month of October and part of November 2012.

Annual awards were granted at the shareholders meeting on September 6, 2013. Mr. Rathmann and Mr. Wasserman were each granted an option to purchase 80,000 and 50,000 shares, respectively, of the Company’s common stock with an exercise price of $0.38 per share.

On September 13, 2013, Mr. Zecchini was granted an option to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.40 per share when he joined the board.

The following table sets forth the director compensation of the non-employee directors of the Company during fiscal 2014.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Adam M. Michelin	$24,000	$—	$—	—	$24,000
Karen Muller	24,000	—	—	—	24,000
Richard Rathmann	56,445	—	26,300	—	82,745
Stephen Wasserman	52,108	—	16,438	—	68,546
Edward Zecchini	26,400	—	34,632	—	61,032

(1) Fees earned or paid in cash as shown in this schedule represent payments and accruals for directors’ services earned during fiscal 2014.

(2) This column represents the total grant date fair value of all stock options granted in fiscal 2014. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made in fiscal 2014, refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

AUDIT COMMITTEE REPORT

The Audit Committee of the Board has furnished the following report on the Company’s audit procedures and its relationship with its independent registered public accounting firm for fiscal 2014.

The Audit Committee has reviewed and discussed with the Company’s management the audited consolidated financial statements. The Audit Committee has also discussed with KMJ Corbin & Company LLP the matters required to be discussed by Auditing Standards No. 61, as amended (AICPA Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Company’s independent registered public accounting firm, KMJ Corbin & Company LLP, also provided to the Audit Committee the written disclosures and the letter required by the Public Company Accounting Oversight Board (PCAOB) Ethics and Independence Rules and Standards as adopted by the PCAOB, and the Audit Committee discussed with the independent registered public accounting firm that firm’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report Form 10-K for fiscal 2014 filed with the SEC.

Audit Committee
Stephen E. Wasserman (Chairman)
Richard Rathmann Edward Zecchini

Pursuant to Instruction 1 to Item 407(d) of Regulation S-K, the information set forth under “Audit Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 407 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. Such information will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of June 13, 2014, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and named executive officers as a group. As of June 13, 2014, there were 59,987,846 shares of common stock outstanding. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Cryoport, Inc., 20382 Barents Sea Circle, Lake Forest, CA 92630.

The following table gives effect to the shares of common stock issuable within 60 days of June 13, 2014, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

Beneficial Owner	Number of Shares of Preferred Stock Beneficially Owned		Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Shares of Common Stock Beneficially Owned
Executive Officers and Directors:
Jerrell W. Shelton	11,314		3,130,045	(1)	5.0%
Robert S. Stefanovich			350,984	(1)	*
Adam M. Michelin			536,891	(1)	*
Karen M. Muller			541,438	(1)	*
Richard Rathmann	9,376	(4)	4,090,018	(1)	6.6%
Stephen E. Wasserman			589,189	(1)	1.0%
Edward Zecchini			83,333	(1)	*
Ramkumar Mandalam Ph.D.			8,333	(1)	*

All directors and named executive officers as a group (8 persons)			9,330,231	(1)	14.0%

Other Stockholders:
Cranshire Capital Master Fund(3)			3,449,625	(1)	5.4%

Total for all Directors, Executive Officers and Other Stockholders			12,779,856		18.2%

*	Represents less than 1%

(1)	Includes shares which individuals shown above have the right to acquire as of June 13, 2014, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows: Mr. Shelton—2,470,045 shares; Mr. Stefanovich—350,984 shares; Mr. Michelin—532,755 shares; Ms. Muller—541,438 shares; Mr. Rathmann—2,166,593 of which 683,059 are individually owned by Mr. Rathmann and 1,483,534 are owned by GBR Investments,LLC of which Mr. Rathmann is the manager; Mr. Wasserman—589,189; Mr. Zecchini—83,333; Dr. Mandalam—8,333 shares; Cranshire Capital—3,449,625 shares.

(2)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares which the selling security holder has the right to acquire within 60 days.

(3)	Cranshire Capital Master Fund, Ltd. address is 3100 Dundee Road, Suite 703, Northbrook, IL 60062.

(4)	GBR Investments, LLC of which Mr. Rathmann is the manager.

Equity Compensation Plan Information

We currently maintain three equity compensation plans, referred to as the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). Our Compensation Committee is responsible for making, reviewing and recommending grants of options and other awards under these plans which are approved by the Board.

The 2002 Plan, which was approved by our stockholders in October 2002, allows for the grant of options to purchase up to 500,000 shares of the Company’s common stock. The 2002 Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of the stock at the date of grant and generally expire 10 years after the date of grant. The stock options are subject to vesting requirements, generally three or four years. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. As of June 30, 2013, no shares are available for future issuances as the 2002 Plan has expired.

The 2009 Plan, which was approved by our stockholders at our 2009 Annual Meeting of Stockholders held on October 9, 2009, provides for the grant of stock-based incentives. The 2009 Plan allows for the grant of up to 1,200,000 shares of our common stock for awards to our officers, directors, employees and consultants. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code. As of June 13, 2014, a total of 303,768 shares of our common stock remained available for future grants under the 2009 Plan.

The 2011 Plan, as amended, which was approved by our stockholders at our 2011 Annual Meeting of Stockholders held on September 22, 2011 and, with respect to the amendments, at our 2012 and 2013 Annual Meeting of Stockholders held on September 13, 2012 and September 6, 2013, respectively, provides for the grant of stock-based incentives. The 2011 Plan allows for the grant of up to 12,400,000 shares of our common stock for awards to our officers, directors, employees and consultants. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards. The 2011 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of June 13, 2014, a total of 7,248,069 shares remained available for future grants under the 2011 Plan.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors and consultants. The warrants are generally not subject to vesting requirements and have ten-year terms.

The following table sets forth certain information as of June 13, 2014 concerning the Company’s common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the 2002 Plan, the 2009 Plan, the 2011 Plan and other stock based compensation:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	68,540,648	$0.79	7,551,837
Equity compensation plans not approved by stockholders(1)	6,548,577	$0.26	N/A

	75,089,225		7,551,837

(1)	During November 5, 2012 through June 13, 2014, a total of 6,548,577 options were granted to employees outside of an option plan. In the past the Company has issued warrants to purchase 327,415 shares of common stock in exchange for services provided to the Company, of which warrants to purchase 262,855 shares of common stock are outstanding. The exercise prices ranged from $2.80 to $10.80 and generally vested upon issuance. 15 consultants and former officers and directors received warrants to purchase 327,415 shares of common stock in this manner.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has established policies and other procedures regarding approval of transactions between the Company and any employee, officer, director, and certain of their family members and other related persons, including those required to be reported under Item 404 of Regulation S-K. These policies and procedures are generally not in writing, but are evidenced by long standing principles set forth in our Code of Conduct or adhered to by our Board. As set forth in the Audit Committee Charter, the Audit Committee reviews and approves all related-party transactions after reviewing such transaction for potential conflicts of interests and improprieties. Accordingly, all such related-party transactions are submitted to the Audit Committee for ongoing review and oversight. Generally speaking, we enter into related-party transactions only on terms that we believe are at least as favorable to our company as those that we could obtain from an unrelated third party.

The following related-party transaction were approved or ratified by at least two independent directors and future material affiliated transactions will be approved by a majority of the independent directors who do not have an interest in the transaction and who had access, at the issuer’s expense, to issuer’s or independent legal counsel.

On May 9, 2013, Richard Rathmann, Director, invested $100,000 in the Bridge Notes offered by the Company to certain accredited investors.  For information on terms related to the Bridge Notes, refer to Note 8 “Convertible Debentures Payable” in the Company’s Form 10-K for the period ended March 31, 2013 filed with the SEC on June 25, 2013.  In addition, on July 12, 2013, GBR Investments, LLC, invested $100,000 in the Bridge Notes offered by the Company to certain accredited investors and also received a warrant to purchase 400,000 shares of common stock at an exercise price of $0.25 per share, pursuant to the terms of such offering.  Richard Rathmann is the Manager of GBR investments, LLC and is considered an indirect beneficial owner of these securities.

During the year ended March 31, 2014, the Company issued to certain accredited investors various unsecured promissory notes with the terms as described under Note 7 in the accompanying consolidated financial statements. These unsecured promissory notes included $120,000 of the 5% Bridge Notes issued to Jerrell Shelton, the Company’s Chief Executive Officer, $100,000 of the Bridge Notes issued to Richard Rathmann, a member of the Board of Directors of the Company, $200,000 of the Bridge Notes and $100,000 of the 5% Bridge Notes issued to GBR Investments, LLC, of which Richard Rathmann, is the manager. Subsequent to year end, in May 2014, both note holders elected to convert all principal and interest into a newly established Class A Convertible Preferred Stock and warrants to purchase common stock of Cryoport as further described in Note 15 in the accompanying consolidated financial statements.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by it, the Company believes that during fiscal 2014, all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firms Fees

The following table shows the fees that were billed to us for the audit and other services provided by KMJ Corbin & Company LLP (“KMJ”) for the Company’s fiscal 2014 and fiscal 2013.

	2014	2013
Audit Fees	$69,325	$66,050
Audit-Related Fees	—	11,960
Tax Fees	7,100	6,275
	$76,425	$84,285

The fees billed to us by KMJ during or related to the fiscal years ended March 31, 2014 and 2013 consist of audit fees, audit-related fees and tax fees, as follows:

Audit Fees. Represents the aggregate fees billed to us for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of our consolidated financial statements included in our Form 10-Q filings for each fiscal quarter.

Audit-Related Fees. Represents the aggregate fees billed to us for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already reported in Audit Fees. These services include accounting consultations and attestation services that are not required by statute such as S-1 and S-8 filings.

Tax Fees. Represents the aggregate fees billed to us for professional services rendered for tax returns, compliance and tax advice.

All Other Fees. We did not incur any other fees to KMJ during the fiscal years ended March 31, 2014 and 2013.

Policy on Audit Committee Pre-Approval of Fees

The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the fiscal years ended March 31, 2014 and 2013, all services billed by KMJ were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated October 23, 2012.

3.3	Cryoport Systems, Inc. 2002 Stock Incentive Plan adopted by the Board of Directors on October 1, 2002. Incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

3.4	Certificate of Designation. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 2, 2014.

4.1.1	Form of Debenture—Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007.

4.1.2	Amendment to Convertible Debenture dated February 19, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated March 7, 2008 and referred to as Exhibit 10.1.10.

4.1.3	Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.

4.1.4	Annex to Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.1.

4.1.5	Amendment to Convertible Debenture dated August 29, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated August 29, 2008.

4.1.6	Amendment to Convertible Debenture effective January 27, 2009 and dated February 20, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated February 19, 2009.

4.1.7	Amendment to Debentures and Warrants with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated September 1, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated September 17, 2009.

4.1.8	Amendment to Debentures and Warrants, Agreement and Waiver with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated January 12, 2010. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated January 15, 2010.

4.1.9	Amendment Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated February 1, 2010. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated February 3, 2010.

4.1.10	Amended and Restated Amendment Agreements with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated
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

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007.

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

Exhibit No.	Description

4.4	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.5	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.6	Form of Warrant and Warrant Certificate in connection with the February 25, 2010 public offering. Incorporated by reference to Cryoport’s Amendment No. 5 to Form S-1/A Registration Statement dated February 9, 2010.

4.7	Form of Securities Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.8	Form of First Amendment to Security Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.9	Form of Securities Purchase Agreement (Continuation of the Placement) in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.10	Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.11	Form of Joinder to Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.12	Form of Securities Purchase Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.

4.13	Form of Registration Rights Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.

4.14	Form of Warrant in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.15	Form of Warrant in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.16	Form of Securities Purchase Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.17	Form of Registration Rights Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.18	Form of Warrant. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.19	Warrant issued to Rodman & Renshaw, LLC in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.20	Form of Warrant issued with Convertible Promissory Notes. Incorporated by reference to Exhibit 4.20 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.21	Form of Warrant issued upon Conversion of Convertible Promissory Notes. Incorporated by reference to Exhibit 4.21 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

Exhibit No.	Description

4.22	Form of Warrant Issued to Placement Agents. Incorporated by reference to Exhibit 4.22 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.23	Form of Warrant issued with Convertible Promissory Notes (5% Bridge Notes). Incorporated by reference to Exhibit 4.23 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

4.24+	Form of Warrant issued in connection with the May 2014 private placement.

10.1.1	Commercial Promissory Note between Cryoport, Inc. and D. Petreccia executed on August 26, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.2	Commercial Promissory Note between Cryoport, Inc. and J. Dell executed on September 1, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Note between Cryoport, Inc. and P. Mullens executed on September 2, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Note between Cryoport, Inc. and R. Takahashi executed on August 25, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.5.2	Second Amendment To Lease: Renewal dated August 24, 2009, between CryoPort, Inc. and Viking Inventors-Barents Sea LLC. Incorporated by reference to Cryoport’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

10.5.3	Third Amendment to Lease: Renewal dated June 8, 2010 between Viking Investors Barents Sea, LLC. Incorporated by reference to Exhibit 10.5.3 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.6	Securities Purchase Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.6.

10.7	Registration Rights Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.7.

10.9	Security Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.8.

10.10	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.10.

10.11	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.11.

10.12	Waiver dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.12.

10.13	Security Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.13.

10.14	Consent, Waiver and Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. and its subsidiary dated July 30, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated July 29, 2009 and referred to as Exhibit 10.15.
10.15.1	Master Consulting and Engineering Services Agreement dated October 9, 2007 with KLATU Networks, LLC and CryoPort, Inc. Incorporated by reference to Cryoport, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.2.

Exhibit No.	Description

10.15.2	First Amendment to Master Consulting and Engineering Services Agreement dated as of April 23, 2009, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.32.

10.15.3	Second Amendment to Master Consulting and Engineering Services Agreement dated as of November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.33.

10.16	Stock Option Agreement ISO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.17	Stock Option Agreement NSO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.18	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

10.19	Form Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated October 9, 2009.

10.20	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.21	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.22	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to Cryoport’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.23	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to Cryoport’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.24	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 10.24 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.25	Form of Amendment to Convertible Promissory Note. Incorporated by reference to Exhibit 10.25 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.26	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 10.26 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.27*	Employment Agreement between the Company and Jerrell Shelton. Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 6, 2012 and referred to as Exhibit 10.45.

10.28	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.29#	Master Agreement between the Company and Federal Express Corporation dated January 1, 2013. Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2013 and referred to as Exhibit 10.1.

10.30*	Employment Agreement dated June 28, 2013 with Jerrell Shelton. Incorporated by reference to Exhibit 10.30 to Cryoport’s Current Report on Form 8-K filed with the SEC on July 3, 2013.

10.31	Form of Convertible Promissory Notes issued with Warrants. Incorporated by reference to Exhibit 10.31 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

Exhibit No.	Description

10.32	Form of Letter of Tender and Exchange. Incorporated by reference to Exhibit 10.32 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

10.33	Form of Convertible Promissory Note (5% Bridge Note) issued with Warrants. Incorporated by reference to Exhibit 10.33 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

10.34+	Form of Subscription Agreement in connection with the May 2014 private placement.

10.35+	Form of Election to Convert in connection with the May 2014 private placement.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm—KMJ Corbin & Company LLP.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections or otherwise incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton
Chief Executive Officer and Director

Date: June 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON Jerrell W. Shelton	Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2014

/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich	Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2014

/s/ RICHARD G. RATHMANN Richard G. Rathmann	Director	June 25, 2014

/s/ STEPHEN E. WASSERMAN Stephen W. Wasserman	Director	June 25, 2014

/s/ EDWARD ZECCHINI Edward Zecchini	Director	June 25, 2014

/s/ RAMKUMAR MANDALAM, PH.D. Ramkumar Mandalam Ph.D.	Director	June 25, 2014

Cryoport, Inc. and Subsidiary

Consolidated Financial Statements

As of March 31, 2014 and 2013

For Each of the Two Years Ended March 31, 2014

Cryoport, Inc. and Subsidiary

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Cryoport, Inc.

We have audited the accompanying consolidated balance sheets of CryoPort, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the two-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CryoPort, Inc. at March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has had negative cash flows from operations since inception. Although the Company has cash and cash equivalents of $369,581 at March 31, 2014, management has estimated that cash on hand, which include proceeds from convertible bridge notes received in the fourth quarter of fiscal 2014, will only be sufficient to allow the Company to continue its operations into the second quarter of fiscal 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

June 25, 2014

Cryoport, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$369,581	$563,104
Accounts receivable, net of allowance for doubtful accounts of $24,600 and $8,700, respectively	515,825	217,097
Inventories	29,703	39,212
Other current assets	196,505	138,892
Total current assets	1,111,614	958,305
Property and equipment, net	408,892	505,485
Intangible assets, net	180,086	272,263
Deposits and other assets	9,358	19,744
Total assets	$1,709,950	$1,755,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and other accrued expenses	$579,678	$858,709
Accrued compensation and related expenses	454,288	217,432
Convertible debentures payable and accrued interest, net of discount of $184,750 in 2014	1,622,359	1,304,419
Current portion of related party notes payable	1,358,120	96,000
Derivative liabilities	—	20,848
Total current liabilities	4,014,445	2,497,408
Related party notes payable and accrued interest, net of current portion	—	1,321,664
Total liabilities	4,014,445	3,819,072
Commitments and contingencies
Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 59,979,954 and 37,760,628 issued and outstanding at March 31, 2014 and 2013, respectively	59,980	37,761
Additional paid-in capital	83,512,399	64,210,412
Accumulated deficit	(85,876,874)	(66,311,448)
Total stockholders’ deficit	(2,304,495)	(2,063,275)
Total liabilities and stockholders’ deficit	$1,709,950	$1,755,797

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended March 31,
	2014	2013
Revenues	$2,659,943	$1,100,539
Cost of revenues	2,222,988	1,587,823
Gross margin (loss)	436,955	(487,284)

Operating costs and expenses:
Selling, general and administrative	5,106,219	5,411,728
Research and development	409,111	425,446
Total operating costs and expenses	5,515,330	5,837,174
Loss from operations	(5,078,375)	(6,324,458)
Other (expense) income:
Debt conversion expense	(13,713,767)	—
Interest expense	(784,454)	(72,861)
Other expense, net	(8,078)	—
Change in fair value of derivatives	20,848	16,486
Loss before provision for income taxes	(19,563,826)	(6,380,833)
Provision for income taxes	(1,600)	(1,600)
Net loss	$(19,565,426)	$(6,382,433)
Net loss per common share – basic and diluted	$(0.40)	$(0.17)
Weighted average shares outstanding – basic and diluted	48,850,513	37,760,628

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Stockholders’ (Deficit) Equity

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Deficit) Equity
Balance at March 31, 2012	—	$—	37,760,628	$37,761	$63,620,774	$(59,929,015)	$3,729,520
Net loss	—	—	—	—	—	(6,382,433)	(6,382,433)
Offering costs in connection with the February 2012 private placement offering	—	—	—	—	(103,542)	—	(103,542)
Stock-based compensation expense	—	—	—	—	693,180	—	693,180

Balance at March 31, 2013	—	—	37,760,628	37,761	64,210,412	(66,311,448)	(2,063,275)
Net loss	—	—	—	—	—	(19,565,426)	(19,565,426)
Stock-based compensation expense	—	—	—	—	678,119	—	678,119
Estimated relative fair value of warrants issued in connection with convertible bridge notes payable	—	—	—	—	478,229	—	478,229
Issuance of common stock upon exercise of options and warrants	—	—	1,583,315	1,583	325,307	—	326,890
Issuance of common stock units upon conversion of convertible bridge notes and accrued interest	—	—	20,636,011	20,636	4,106,565	—	4,127,201
Induced debt conversion expense	—	—	—	—	13,713,767	—	13,713,767
Balance at March 31, 2014	—	$—	59,979,954	$59,980	$83,512,399	$(85,876,874)	$(2,304,495)

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(19,565,426)	$(6,382,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311,590	393,959
Amortization of debt discount and deferred financing costs	678,915	17,514
Stock-based compensation expense	678,119	693,180
Change in fair value of derivative instruments	(20,848)	(16,486)
Loss on write-off of intangible assets	—	17,046
Loss on disposal of cryogenic shippers	16,066	51,033
Reserve for bad debt	24,876	—
Debt conversion expense	13,713,767	—
Changes in operating assets and liabilities:
Accounts receivable, net	(323,604)	(70,973)
Inventories	9,509	12,542
Other assets	(26,588)	34,912
Accounts payable and other accrued expenses	(221,929)	443,568
Accrued compensation and related expenses	236,856	(18,564)
Accrued interest	108,038	39,558
Net cash used in operating activities	(4,380,659)	(4,785,144)

Cash Flows From Investing Activities:
Purchases of intangible assets	—	(22,482)
Purchases of property and equipment	(138,886)	(156,200)
Net cash used in investing activities	(138,886)	(178,682)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	326,890	—
Proceeds from issuance of convertible debt	4,558,301	1,294,500
Repayment of convertible debt	—	(82,800)
Repayment of offering and deferred financing costs	(463,169)	(206,305)
Repayment of related party notes payable	(96,000)	(96,000)
Net cash provided by financing activities	4,326,022	909,395
Net decrease in cash and cash equivalents	(193,523)	(4,054,431)
Cash and cash equivalents — beginning of year	563,104	4,617,535
Cash and cash equivalents — end of year	$369,581	$563,104
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$15,676
Cash paid for income taxes	$1,600	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs in connection with equity financing included in accounts payable	$—	$53,747
Deferred financing costs in connection with convertible debt payable included in accounts payable	$30,120	$38,475
Release of restricted cash for repayment of convertible debentures	$—	$251,368
Estimated relative fair value of warrants issued in connection with convertible bridge notes payable	$478,229	$—
Conversion of bridge notes payable and accrued interest into common stock units	$4,127,201	$—

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of the Business

Cryoport Inc. (the “Company”, “Cryoport” or “we”) is a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 2,410,811 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains the operating company under Cryoport, Inc. We became “publicly held” by the reverse merger with GT5 described above. Over time we have transitioned from being a development company to a fully operational public company, providing cold chain logistics solutions to the biotechnology and life sciences industries, globally.

Through a combination of purpose-built proprietary packaging, information technologies and specialized logistics knowhow, we provide frozen shipping logistics solutions to the life sciences industry. We view our solutions as disruptive to “older technologies” in that our solutions provide reliable, economic alternatives to existing solutions and services utilized for frozen shipping in life sciences including stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures.

Our Cryoport Express® Solutions includes sophisticated cloud-based logistics management software we have branded as the Cryoportal™ which supports the management of the entire shipment process through a single interface, including initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. The Cryoportal™ provides unique and incisive information dashboards and validation documentation for every shipment. The Cryoportal™ records and retains a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained throughout the process. This recorded and archived information allows our customers to meet exacting requirements necessary for scientific work and for regulatory purposes.

Our Cryoport Express® Solutions also includes our liquid nitrogen dry vapor shippers we have branded as our Cryoport Express® Shippers, which are cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (“LN2”) “dry vapor” technology. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified, and validated to maintain stable temperatures of minus 150° C and below for a 10-plus day dynamic shipment period. The Company currently features two Cryoport Express® Shipper models, the Standard Dry Shipper (holding up to 75-2.0 ml vials) and the High Volume Dry Shipper (holding up to 500-2.0 ml vials).

Amongst our solutions, we offer a “turnkey” solution, which can be accessed through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once the order is placed, we ship a fully charged Cryoport Express® Shipper to the customer who conveniently loads their frozen commodity into the inner chamber of the shipper.  The customer then closes the shipper and reseals the shipping box displaying the recipient’s address (“Flap A”) for pre-arranged carrier pick up.  Cryoport arranges for the pick-up of the parcel by a shipping service provider for delivery to the customer’s intended recipient.  The recipient simply opens the box and shipper and removes the frozen commodity.  The recipient only needs to reseal the box, displaying the nearest Cryoport Operations Center address (“Flap B”) and set it out for pre-arranged carrier pick up. The Cryoport Express® Shipper is returned to us for cleaning, quality assurance testing, recharging and reuse.

In late 2012, we shifted our focus from being a developer of cryogenic shippers and software to being a comprehensive frozen logistics solutions provider to the life sciences industry, which was accomplished by broadening our service offerings. Now, in addition to our “Turn-key Solution”, we also provide the following value-added solutions that were developed to address our various clients’ needs:

•	“Customer Staged Solution,” under which we supply an inventory of our Cryoport Express® Shippers to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper to us for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented, solution, whereby we supply our Cryoport Express® Shippers to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. Under this solution, the customer accepts a significant level of the risk for a successful shipment.

•	“Powered by CryoportSM” is made available to providers of shipping and delivery services who seek to offer a “branded” cryogenic shipping solution as part of their service offerings. By negotiation, this solution can be private labeled as long as “powered by CryoportSM” appears prominently on the offering software interface and prominently on the packaging, which is provided by the client after minimum volume requirements are met.

•	“Integrated Solution” is our most comprehensive and complex outsourcing solution. It usually involves our management of the entire cryogenic logistics process for our client, including the location of our employees at the client’s site to manage the client’s cryogenic logistics, in total.

•	“Life Science Point-of-Care Repository Solution” whereby we supply our Cryoport Express® Shippers to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with substitute Shippers) at a point-of-care site, with the Cryoport Express® Shippers serving as a temporary freezer/repository enabling the efficient distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation apparatus. Our customer services professionals monitor each shipment throughout the predetermined process including the shipment’s return to Cryoport where the Cryoport Express® Shipper is cleaned, tested for quality assurance and then returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution” whereby our Cryoport Express® Solutions serves as an enabling technology for the safe manufacture of the rapidly expanding autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. The Cryoport Express® Shippers can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to patients when and where they need it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation apparatus. Our customer services professionals monitor each shipment throughout the predetermined process including the shipment’s return to Cryoport where the Cryoport Express® Shipper is cleaned, tested for quality assurance and then returned to inventory for reuse.

One of our distribution partners is Federal Express Corporation (“FedEx”). We have an agreement with FedEx to provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, FedEx has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by Cryoport” for use by FedEx and its customers giving them access to the full capabilities of our logistics management platform.

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

In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, the Company is providing on-site logistics personnel and its logistics management platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing shipping data and processes to further streamline Zoetis’ logistics, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum uses of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013 the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments of this vaccine. In October 2013, the agreement was further amended to further expand Cryoport’s services to include the logistics management for a second poultry vaccine.

In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a privately-held, commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will be using Cryoport Express® Solutions for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s solution will eliminate dry ice shipping and related risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to better serve small or mobile clinics, pharmacies, family practice, and orthopedic specialty care providers. Surgical centers and hospitals will also benefit from better logistics and the elimination of issues surrounding dry ice transport and storage. The agreement has an initial three-year term and may be renewed for consecutive three-year terms. Liventa also agreed to certain performance criteria and the issuance of 150,000 shares of its common stock to Cryoport in exchange for the exclusive right to offer, market and promote Cryoport Express® Solutions for cellular-based therapies requiring cryogenic temperatures for use in orthopedic indications in the United States.

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

Going Concern

The consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at March 31, 2014, we had an accumulated deficit of $85.9 million. During the year ended March 31, 2014, we used cash in operations of $4.4 million and had a net loss of $19.6 million, which included a one-time, non-cash debt conversion expense of $13.7 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at March 31, 2014, additional funds raised subsequent to March 31, 2014 through the current preferred stock offering (see Note 15), together with the revenues generated from our services will be sufficient to sustain our planned operations into the second quarter of fiscal year 2015; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis and on acceptable terms or at all. Management’s inability to successfully achieve significant revenue increases or implement cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern. To address this issue, the Company is seeking additional capitalization to properly fund our efforts to become a self-sustaining financially viable entity.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, valuation of derivative liabilities and valuation of common stock, warrants and stock options issued for products or services.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at March 31, 2014 and 2013 due to their short-term nature. The difference between the fair value and recorded values of the related party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit insurance coverage limits up to $250,000 per owner. At March 31, 2014 and 2013, the Company had cash balances of approximately $159,000 and $214,000, respectively, which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2014 and 2013 are net of reserves for doubtful accounts of $24,600 and $8,700, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At March 31, 2014, there was one customer that accounted for 30.6% of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at March 31, 2014 and 2013. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During fiscal years 2014 and 2013, the Company had revenues from foreign customers of approximately $434,000 and $161,000, respectively, which constituted approximately 16.3% and 14.6% of total revenues, respectively. For the fiscal year ended March 31, 2014, there was one customer that accounted for 30.8% of net revenues. No other single customer generated over 10% of net revenues during 2014 and 2013.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers that are not returned to the Company with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise of 89% and 87% of the Company’s net property and equipment balance at March 31, 2014 and 2013, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2014.

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

In connection with the 5% Bridge Notes, during the third and fourth quarter of fiscal 2014, the Company incurred financing costs that have been capitalized and are being amortized over the term of the convertible bridge notes payable using the straight-line method which approximates the effective interest method (see Note 8).

During the year ended March 31, 2013, the Company incurred $103,542 of offering costs in connection with the private placement that closed in February and March 2012, which were charged to additional paid-in capital and netted against the proceeds received in the private placements. As of March 31, 2013, offering costs of $53,747 related to the private placement were included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes , or ASC 740. As of March 31, 2014 and 2013, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2014 and 2013, respectively and has not recognized interest and/or penalties in the consolidated statement of operations for the years ended March 31, 2014 and 2013. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2014, the Company is no longer subject to U.S. federal examinations for years before 2010 and for California franchise and income tax examinations for years before 2009. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

Revenue Recognition

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

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue. Shipping and handling fees and costs are included in cost of revenues in the accompanying consolidated statements of operations.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at March 31, 2014 and 2013 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during years ended March 31, 2014 and 2013.

The Company uses Black-Scholes to estimate the fair value of stock-based awards. The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The Company’s stock-based compensation plans are discussed further in Note 12.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for preferred stock dividends (if any) declared during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and other common stock equivalents outstanding during the periods.

The following shows the amounts used in computing net loss per share for each of the two years in the period ended March 31, 2014:

	Years Ended March 31,
	2014	2013
Net loss	$(19,565,426)	$(6,382,433)
Less:
Preferred dividends paid in cash or stock	—	—
Loss attributable to Cryoport stockholders	$(19,565,426)	$(6,382,433)
Weighted average shares issued and outstanding	48,850,513	37,760,628
Basic and diluted net loss per share	$(0.40)	$(0.17)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Years Ended March 31,
	2014	2013
Stock options	3,458,313	411,762
Warrants	3,221,728	—
	6,680,041	411,762

Segment Reporting

We currently operate in one reportable segment.

Fair Value Measurements

We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include the following:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data. These inputs include quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Currently we do not have any items classified as Level 2.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

 In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value.

We did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values.

The carrying values of our assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2014 and 2013 are classified in the table below in one of the three categories of the fair value hierarchy described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2013
Liabilities:
Derivative liabilities	$—	$—	$20,848	$20,848

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended March 31, 2014 and 2013:

Fair Value Measurements of Unobservable Inputs (Level 3)

Balance at March 31, 2012	$37,334
Transfers in / (out) of Level 3	—
Adjustments resulting from a change in fair value of derivative liabilities	(16,486)
Balance at March 31, 2013	20,848
Transfers in / (out) of Level 3	—
Adjustments resulting from a change in fair value of derivative liabilities	(20,848)
Balance at March 31, 2014	$—

The fair value of derivative liabilities were measured on their respective origination dates and at the end of each reporting period using Level 3 inputs. The significant assumptions we use in the calculations under Black-Scholes as of March 31, 2014 and 2013 included an expected term based on the remaining contractual life of the warrants, a risk-free interest rate based upon observed interest rates appropriate for the expected term of the instruments, volatility based on the historical volatility of our common stock, and a zero dividend rate based on our past, current and expected practices of granting dividends on common stock.

Foreign Currency Translation

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

Note 3. Inventories

Inventories consist of the following:

	March 31,
	2014	2013
Raw materials	$18,283	$28,533
Finished goods	11,420	10,679
	$29,703	$39,212

Note 4. Property and Equipment

Property and equipment consist of the following:

	March 31,
	2014	2013
Cryogenic shippers	$1,037,286	$962,565
Furniture and fixtures	30,746	30,746
Machinery and equipment	386,731	380,526
Leasehold improvements	30,913	30,913
	1,485,676	1,404,750
Less accumulated depreciation and amortization	(1,076,784)	(899,265)
	$408,892	$505,485

Total depreciation and amortization expense related to property and equipment amounted to $219,400 and $281,700 for the years ended March 31, 2014 and 2013, respectively.

Note 5. Intangible Assets

Intangible assets consist of the following:

	March 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$154,214	$(55,712)	$98,502	4.9
Software development costs for internal use	547,127	(465,543)	81,584	1.6
Total intangible assets	$701,341	$(521,255)	$180,086

	March 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$154,214	$(54,251)	$99,963	5.9
Software development costs for internal use	547,127	(374,827)	172,300	2.6
Total intangible assets	$701,341	$(429,078)	$272,263

Amortization expense for intangible assets for the years ended March 31, 2014 and 2013 was $92,200 and $112,300, respectively.

Future amortization of intangible assets is as follows:

Years Ending March 31,
2015	$62,884
2016	49,770
2017	28,199
2018	19,617
2019	19,616
$180,086

Note 6. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following:

	March 31,
	2014	2013
Accrued salary and wages	$80,328	$85,554
Accrued paid time off	155,166	92,376
Accrued board of director fees	214,553	38,000
Other accrued obligations	4,241	1,502
	$454,288	$217,432

Note 7. Related Party Transactions

Related Party Notes Payable

As of March 31, 2014 and 2013, the Company had aggregate principal balances of $555,500 and $651,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum of $10,000 per month. As of March 31, 2014, the aggregate principal payments totaled $8,000 per month. Any remaining unpaid principal and accrued interest is due at maturity on various dates through March 1, 2015.

Related-party interest expense under these notes was $36,500 and $42,200 for the years ended March 31, 2014 and 2013, respectively. Accrued interest, which is included in related party notes payable in the accompanying consolidated balance sheets, amounted to $802,600 and $766,200 as of March 31, 2014 and 2013, respectively.

Convertible Bridge Notes

During the year ended March 31, 2014, the Company issued to certain accredited investors various unsecured promissory notes with the terms as described under Note 8. These unsecured promissory notes included $120,000 of the 5% Bridge Notes (as defined below) issued to Jerrell Shelton, the Company’s Chief Executive Officer, $100,000 of the Bridge Notes (as defined below) issued to Richard Rathmann, a member of the Board of Directors of the Company, $200,000 of the Bridge Notes and $100,000 of the 5% Bridge Notes issued to GBR Investments, LLC, of which Richard Rathmann is the manager.

Note 8. Convertible Notes Payable

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

The Bridge Notes accrued interest at a rate of 15% per annum from date of issuance until January 31, 2013 and at a rate of 5% per annum from February 1, 2013 through the date of payment, in each case on a non-compounding basis. All principal and interest under the Bridge Notes were due on December 31, 2013. Accrued interest related to these notes amounted to $0 and $9,900, as of March 31, 2014 and 2013, respectively.

In connection with the issuance of the Bridge Notes to three accredited investors totaling $400,000 in June, July and August 2013, the Company granted these investors warrants to purchase 1,797,457 shares of common stock at an exercise prices ranging from $0.19 to $0.29 per share. The relative fair value of the warrants of $199,200 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the Bridge Notes. These Bridge Notes accrued interest at 8% per annum from the date of issuance through date of payment, on a non-compounding basis. All other terms of these Bridge Notes are consistent with the rest of the Bridge Notes. Upon conversion of the Bridge Notes in September and October 2013, the remaining unamortized debt discount was amortized to interest expense.

In September and October 2013, the Bridge Note holders accepted an offer by the Company and converted an aggregate of $4,127,202 of outstanding principal and accrued interest under the Bridge Notes into 20,636,011 units (the “Units”) at a price of $0.20 per Unit, with each Unit consisting of (i) one share of common stock of the Company (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock at an exercise price of $0.37 per share. The warrants are exercisable beginning on March 31, 2014 and have a term of five years from date of issuance. As the transaction was considered an induced conversion under the applicable accounting guidance, the Company recognized $13,713,767 in debt conversion expense representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the Bridge Notes. The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance. The fair value of the warrants was calculated using Black-Scholes.

Upon conversion of the Bridge Notes, the remaining unamortized debt discount was amortized to interest expense. During the years ended March 31, 2014 and 2013, the Company amortized $199,200 and $0, respectively, to interest expense.

5% Bridge Notes

From December 2013 to March 2014, the Company issued to certain accredited investors unsecured convertible promissory notes (the “5% Bridge Notes”) in the original principal amount of $1,793,000, pursuant to the terms of subscription agreements and letters of investment intent. This includes two notes in the aggregate amount of $120,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer, on December 11, 2013 and January 10, 2014 as well as a note in the amount of $100,000 issued to GBR Investments, LLC on February 3, 2014, of which Richard Rathmann, a Director of the Company, is the manager.

The 5% Bridge Notes accrue interest at a rate of 5% per annum from the date of issuance through date of payment, on a non-compounding basis. All principal and interest under the 5% Bridge Notes becomes due on June 30, 2014. Accrued interest related to these notes of $14,100 is included in convertible debentures payable and accrued interest, net of discount in the accompanying consolidated balance sheet at March 31, 2014.

In connection with the issuance of the 5% Bridge Notes, the Company granted these investors warrants to purchase 896,500 shares of common stock at an exercise price of $0.49 per share. The warrants are exercisable on May 31, 2014 and expire on December 31, 2018. The relative fair value of the warrants of $279,100 was recorded as a debt discount and is amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the 5% Bridge Notes.  During the year ended March 31, 2014, the Company amortized $94,300 of the debt discount to interest expense for these notes.

In the event the Company designates and issues one or more types of equity securities while the 5% Bridge Notes are outstanding (“Subsequent Offering”), the Company must provide written notice to the holders of the notes and such holders will have a right to convert up to all of the principal and accrued unpaid interest on the notes into shares of such equity securities on the same terms as the Subsequent Offering during the ten days following the provision of such notice. The conversion price for these equity securities will be 90% of the offering price for the equity securities. The Company was unable to value the conversion feature of these 5% Bridge Notes given the absence of a conversion rate and the convertibility of the 5% Bridge Notes being contingent upon the completion of a Subsequent Offering. In May 2014, note holders with the principal amount of $1,743,000 converted their notes (see Note 15).

Emergent Financial Group, Inc. (“Emergent”) served as the Company’s placement agent in connection with the original placement of the Bridge Notes and 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes. Debt financing costs of $375,900 and $116,500 in 2014 and 2013, respectively, comprised primarily of the commission earned by Emergent, of which $98,400 and $107,800 is recorded in other current assets in the accompanying consolidated balance sheets as of March 31, 2014 and 2013, respectively, and are being amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the notes.

In connection with the conversion of the Bridge Notes in September and October 2013, Emergent received warrants to purchase 1,911,259 shares of common stock at an exercise price of $0.20 per share. The warrants were exercisable beginning March 31, 2014 and have an expiration date of June 30, 2018. Emergent did not receive any compensation with respect to the 5% Bridge Note in the principal amount of $120,000 issued to Jerrell Shelton, the Chief Executive Officer of the Company and $100,000 issued to GBR Investments, LLC , of which Richard Rathmann, a Director of the Company, is the manager. During the years ended March 31, 2014 and 2013, the Company amortized $385,400 and $8,700, respectively, to interest expense.

Note 9. Derivative Liabilities

In accordance with applicable accounting guidance, certain of the Company’s outstanding warrants to purchase shares of common stock were treated as derivatives because these instruments had reset or ratchet provisions in the event the Company raises additional capital at a lower price, among other adjustments. As such, the fair value of these common stock purchase warrants were treated as derivative liabilities since their date of issuance or modification. Changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of March 31, 2014 and 2013, the Company had derivative warrant liabilities with fair values of $0 and $20,848, respectively. The derivative warrants expire in April 2014.

During the year ended March 31, 2014 and 2013, the Company recognized aggregate gains of $20,848 and $16,486, respectively, due to the change in fair value of its derivative instruments.

The Company’s common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes using the following assumptions:

March 31,
	2014	2013
Expected life (years)	0.01 to 0.81	1.01 to 1.81
Risk-free interest rate	0.03% - 0.15%	0.14%-0.33%
Volatility	70% - 144%	129% - 158%
Dividend yield	—	—

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

Note 10. Commitments and Contingencies

Facility and Equipment Leases

We lease 11,900 square feet of corporate, research and development, and warehouse facilities in Lake Forest, California under an operating lease expiring June 30, 2015 which includes the right to cancel the lease with a minimum of 120 day written notice at any time after December 31, 2012. We also lease corporate facilities in San Diego, California under a non-cancelable operating lease expiring December 31, 2014. Each lease agreement contains certain scheduled rent increases which are accounted for on a straight-line basis.

Future minimum lease payments are as follows:

Years ending March 31,	Operating Leases
2015	$192,800
2016	26,700
$219,500

Rent expense for the years ended March 31, 2014 and 2013 was approximately $178,000 and $204,000, respectively.

Employment Agreements

We have entered into employment agreements with certain of our officers under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

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

The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $395,300 and $401,100 for the years ended March 31, 2014 and 2013, respectively.

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

Note 11. Stockholders’ Equity

Authorized Stock

The Company has 250,000,000 authorized shares of common stock with a par value of $0.001 per share. In September 2011, our stockholders approved an amendment to the Amended and Restated Articles of Incorporation to authorize a class of undesignated or "blank check" preferred stock, consisting of 2,500,000 shares at $0.001 par value per share. Shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions to be fixed by the Company's board of directors. In May 2014, our stockholders approved a Certificate of Designation, which designated 800,000 shares of preferred stock as Class A Preferred Stock (See Note 15).

Common Stock Reserved for Future Issuance

As of March 31, 2014, approximately 73.1 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	11,894,205
Exercise of warrants	61,194,343
Total shares of common stock reserved for future issuances	73,088,548

Note 12. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Included in outstanding warrants are 262,856 and 312,856 warrants at March 31, 2014 and 2013, respectively issued to employees or directors. Our outstanding warrants expire on varying dates through July 2019. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2012	37,144,504	$1.18
Issued	30,000	0.50
Exercised	—	—
Forfeited	(123,376)	0.77
Expired	(23,929)	8.89
Outstanding — March 31, 2013	37,027,199	1.18
Issued	25,241,227	0.35
Exercised	(926,315)	0.22
Forfeited	(39,728)	8.49
Expired	(108,040)	7.96
Outstanding — March 31, 2014	61,194,343	$0.84	2.9	$3,987,500
Vested (exercisable) — March 31, 2014	60,297,010	$0.84	2.9	$3,960,600

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of the common stock on March 31, 2014, which was $0.52 per share.

The following table summarizes information with respect to warrants outstanding and exercisable at March 31, 2014:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.19 – 0.20	2,437,574	4.3	$0.20	2,437,574	$0.20
$0.21 – 0.37	20,980,838	4.5	$0.37	20,980,838	$0.37
$0.38 – 0.69	10,932,429	3.0	$0.67	10,035,929	$0.69
$0.70 – 0.92	21,431,557	1.7	$0.77	21,431,557	$0.77
$0.93 – 10.80	5,411,945	0.9	$3.53	5,411,112	$3.53
	61,194,343			60,297,010

Stock Options

We have three stock incentive plans: the 2002 Stock Incentive Plan, or the 2002 Plan, the 2009 Stock Incentive Plan, or the 2009 Plan and the 2011 Stock Incentive Plan, or the 2011 Plan (collectively, the “Plans”). The 2002 Plan authorizes the grant of incentive awards, including stock options, for the purchase of up to a total of 500,000 shares and has no shares available for future issuances as the 2002 Plan has expired. Subsequent to the adoption of the 2011 Plan, no new options have been granted pursuant the 2009 Plan or 2002 Plan. In September 2009, the stockholders approved the issuance of up to 1,200,000 shares of common stock available for issuance under the 2009 Plan and as of March 31, 2014, the Company has 299,741 shares available for future awards under the 2009 Plan. In September 2011, the stockholders authorized the issuance of up to 2,300,000 shares of the Company's common stock. On September 13, 2012, the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 3,000,000 shares. On September 6, 2013 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 7,100,000 shares. As of March 31, 2014, there were 7,405,004 incentive awards available for grant under the 2011 Plan.

During each of the two years in the period ended March 31, 2014, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,
	2014	2013
Expected life (years)	1.6 – 6.02	2.6 -10.0
Risk-free interest rate	0.19% - 1.84%	0.63%-2.22%
Volatility	127% - 140%	124% - 166%
Dividend yield	0%	0%

The expected option life assumption is estimated based on the simplified method. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock commensurate with the expected life of the stock-based award. We do not anticipate paying dividends on the common stock in the foreseeable future.

We recognize stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. The estimated forfeiture rate of 0% per year is based on the historical forfeiture activity of unvested stock options. These estimates are revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2012	1,355,132	$1.14
Granted (weighted-average fair value of $0.26 per share)	4,063,109	0.29
Exercised	—	—
Forfeited	(322,500)	0.98
Expired	—	—
Outstanding — March 31, 2013	5,095,741	$0.47
Granted (weighted-average fair value of $0.24 per share)	7,673,272	0.28
Exercised	(657,000)	0.20
Forfeited	(197,808)	0.32
Expired	(20,000)	6.00
Outstanding — March 31, 2014	11,894,205	$0.35	8.6	$2,578,900
Vested (exercisable) — March 31, 2014	5,543,002	$0.42	8.0	$1,110,600
Unvested (unexercisable) — March 31, 2014	6,351,203	$0.30	3.0	$1,468,300

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the common stock on March 31, 2014, which was $0.52 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2014:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.17 – 0.48	10,523,036	8.9	$0.27	4,428,083	$0.27
$0.52 – 0.98	1,234,469	6.3	$0.66	987,594	$0.66
$1.05 – 2.20	48,600	6.4	$1.64	39,225	$1.69
$4.30 – 8.31	88,100	2.3	$4.74	88,100	$4.74
	11,894,205			5,543,002

As of March 31, 2014, there was unrecognized compensation expense of $1.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.0 years.

Note 13. Income Taxes

Significant components of the Company’s deferred tax assets as of March 31, 2014 and 2013 are shown below:

	March 31,
	2014	2013
Deferred tax assets:	(000’s)
Net operating loss carryforward	$15,379	$13,505
Research credits	60	51
Expenses recognized for granting of options and warrants	1,651	1,319
Accrued expenses and reserves	135	32
Valuation allowance	(17,225)	(14,907)
	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

	March 31,
	2014	2013
Computed tax benefit at federal statutory rate	$(6,650,000)	$(2,169,000)
State tax, net of federal benefit	(327,000)	(359,000)
Warrant MTM Adjustment	(7,000)	(6,000)
Induced conversion costs	4,663,000	—
Interest expense	—	1,000
Permanent items and other	4,600	215,600
Valuation allowance	2,318,000	2,319,000
	$1,600	$1,600

At March 31, 2014, the Company has federal and state net operating loss carryforwards of approximately $39,086,000 and $35,759,000 which will begin to expire in 2020, unless previously utilized, and as of 2012 have already begun to for state carryforwards. At March 31, 2014, the Company has federal and California research and development tax credits of approximately $18,000 and $64,000, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

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

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The Company does not intend to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2013. The tangible property regulations will require the Company to make additional tax accounting method changes as of January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations and its footnote disclosures.

Note 14. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data is as follows ($ in ‘000’s):

	Quarter Ended
	June 30	September 30	December 31	March 31
Year ended March 31, 2014
Total revenues	$488	$580	$757	$835
Gross margin	$55	$72	$167	$143
Operating loss	$(1,260)	$(1,287)	$(1,257)	$(1,274)
Net loss	$(1,324)	$(14,960)	$(1,840)	$(1,441)
Net loss per share, basic and diluted	$(0.03)	$(0.38)	$(0.03)	$(0.02)

Year ended March 31, 2013
Total revenues	$191	$234	$307	$368
Gross loss	$(163)	$(111)	$(62)	$(153)
Operating loss	$(1,541)	$(1,554)	$(1,549)	$(1,681)
Net loss	$(1,546)	$(1,551)	$(1,567)	$(1,717)
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.05)

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

Note 15. Subsequent Events

Designation of Class A Preferred Stock

On May 2, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 800,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class A Preferred Stock (“Preferred Stock”).

The	rights, preferences, and privileges of the Preferred Stock are summarized as follows:

•	Dividends shall accrue on shares of Preferred Stock at the rate of $0.96 per annum. Such dividends shall accrue day-to-day, shall be cumulative, and shall be payable on when, as, and if declared by the Board of Directors of the Company.

•	In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Registrant, holders of Preferred Stock then outstanding shall be entitled to receive a preference payment equal to $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus any accrued dividends, but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon.

•	Shares of Preferred Stock shall vote together with the common stock on an as-converted basis.

•	At any time after September 1, 2014, shares of Preferred Stock shall be convertible into thirty shares of Common Stock. In addition, accrued but unpaid dividends on the Preferred Stock will also be convertible into common stock after September 1, 2014 at the rate of one share for each $0.40 of dividend. Such conversion is subject to adjustment in the event of any stock split or combination, certain dividends and distributions, and any reorganization, recapitalization, reclassification, consolidation, or merger involving the Company.

•	Shares of the Preferred Stock shall be subject to redemption by the Company at any time on or after January 15, 2017, upon payment of $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus all accrued but unpaid dividends thereon.

•	The Preferred Stock is subject to a liquidation preference over common stock equal to $12 per share and the unpaid accrued dividend. Holders of the Preferred Stock will vote with holders of the Company’s common stock, but will have thirty votes per share of Preferred Stock held compared to one vote for each share of common stock.

Issuance of Class A Preferred Stock

In May 2014, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Investors”) pursuant to certain Subscription Agreements and Elections to Convert between the Company and the Investors. Through June 13, 2014, aggregate gross cash proceeds of $839,600 (approximately $628,700 after estimated cash offering expenses) were collected in exchange for the issuance of 69,964 shares of our Class A Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 559,712 shares of our common stock at an exercise price of $0.50 per share. The Company intends to use the net proceeds for working capital purposes.

Pursuant to the Subscription Agreements, the Company issued shares of a newly established Class A Preferred Stock and warrants to purchase common stock of Cryoport. The shares and warrants were issued as a unit (a “Unit”) consisting of (i) one share of Class A Convertible Preferred Stock and (ii) one warrant to purchase eight (8) shares of Common Stock at an exercise price of $0.50 per share, which are immediately exercisable and may be exercised at any time on or before March 31, 2019.

Pursuant to the terms of the 5% Bridge Notes issued by the Company between December 6, 2013 and March 13, 2014 with a total original principal amount of $1,793,000 (the “5% Bridge Notes”), the issuance of the Units to Investors at $12.00 per Unit entitled the holders of the 5% Bridge Notes to convert up to the entire principal amount and accrued interest under the 5% Bridge Notes into Units at a rate of $10.80 per Unit. Through June 13, 2014, 5% Bridge Note holders totaling $1,743,000 in original principal sum elected to convert their 5% Bridge Notes, including accrued interest, for Units in exchange for the issuance of 163,608 shares of our Class A Preferred Stock and warrants to purchase up to 1,308,864 shares of our commons stock at an exercise price of $0.50 per share. Two of the 5% Bridge Note holders that executed Subscription Agreements to convert 5% Bridge Notes in the aggregate principal amount of $220,000, are affiliates of the Company – Jerrell W. Shelton, the Company’s Chief Executive Officer, and GBR Investments, LLC, which is managed by Richard Rathmann, a Director and Chairman of the Board of Directors of the Company (collectively, the “Affiliates”).

Emergent Financial Group, Inc. served as the Company’s placement agent in this transaction and received, with respect to the gross proceeds received from Investors who converted their 5% Bridge Notes into Units (not including those conversions by the Affiliates), a commission of 3% and a non-accountable finance fee of 1% of such proceeds, and with respect to gross proceeds received from all other Investors, a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from such Investors, plus reimbursement of legal expenses of up to $40,000. Emergent Financial Group, Inc. will also be issued a warrant to purchase three shares of Common Stock at an exercise price of $0.50 per share for each Unit issued in this transaction. The Company and Emergent Financial Group, Inc. have agreed that the offering of Units to new Investors will conclude on July 14, 2014.

As of June 13, 2014, 233,572 shares of Preferred Stock and 1,868,576 of the related warrants were outstanding for Investors and 638,646 warrants were outstanding for Emergent in connection with the Preferred Stock offering and the 5% Bridge Notes conversion.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated October 23, 2012.

3.3	Cryoport Systems, Inc. 2002 Stock Incentive Plan adopted by the Board of Directors on October 1, 2002. Incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

3.4	Certificate of Designation. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 2, 2014.

4.1.1	Form of Debenture—Original Issue Discount 8% Secured Convertible Debenture dated September 28, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007.

4.1.2	Amendment to Convertible Debenture dated February 19, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated March 7, 2008 and referred to as Exhibit 10.1.10.

4.1.3	Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.

4.1.4	Annex to Amendment to Convertible Debenture dated April 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated April 30, 2008 and referred to as Exhibit 10.1.11.1.

4.1.5	Amendment to Convertible Debenture dated August 29, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated August 29, 2008.

4.1.6	Amendment to Convertible Debenture effective January 27, 2009 and dated February 20, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated February 19, 2009.

4.1.7	Amendment to Debentures and Warrants with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated September 1, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated September 17, 2009.

4.1.8	Amendment to Debentures and Warrants, Agreement and Waiver with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated January 12, 2010. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated January 15, 2010.

4.1.9	Amendment Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated February 1, 2010. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated February 3, 2010.

4.1.10	Amended and Restated Amendment Agreements with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. dated
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

4.2	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007.

Exhibit No.	Description

4.3	Original Issue Discount 8% Secured Convertible Debenture dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.4	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.5	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.6	Form of Warrant and Warrant Certificate in connection with the February 25, 2010 public offering. Incorporated by reference to Cryoport’s Amendment No. 5 to Form S-1/A Registration Statement dated February 9, 2010.

4.7	Form of Securities Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.8	Form of First Amendment to Security Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.9	Form of Securities Purchase Agreement (Continuation of the Placement) in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.10	Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.11	Form of Joinder to Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.12	Form of Securities Purchase Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.

4.13	Form of Registration Rights Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.

4.14	Form of Warrant in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.15	Form of Warrant in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.16	Form of Securities Purchase Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.17	Form of Registration Rights Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.18	Form of Warrant. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.19	Warrant issued to Rodman & Renshaw, LLC in connection with the February 25, 2010 public offering. Incorporated by reference to CryoPort’s Registration Statement on Form S-1 dated October 19, 2010.

4.20	Form of Warrant issued with Convertible Promissory Notes. Incorporated by reference to Exhibit 4.20 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.21	Form of Warrant issued upon Conversion of Convertible Promissory Notes. Incorporated by reference to Exhibit 4.21 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

Exhibit No.	Description

4.22	Form of Warrant Issued to Placement Agents. Incorporated by reference to Exhibit 4.22 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.23	Form of Warrant issued with Convertible Promissory Notes (5% Bridge Notes). Incorporated by reference to Exhibit 4.23 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

4.24+	Form of Warrant issued in connection with the May 2014 private placement.

10.1.1	Commercial Promissory Note between Cryoport, Inc. and D. Petreccia executed on August 26, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.2	Commercial Promissory Note between Cryoport, Inc. and J. Dell executed on September 1, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Note between Cryoport, Inc. and P. Mullens executed on September 2, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Note between Cryoport, Inc. and R. Takahashi executed on August 25, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.5.2	Second Amendment To Lease: Renewal dated August 24, 2009, between CryoPort, Inc. and Viking Inventors-Barents Sea LLC. Incorporated by reference to Cryoport’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

10.5.3	Third Amendment to Lease: Renewal dated June 8, 2010 between Viking Investors Barents Sea, LLC. Incorporated by reference to Exhibit 10.5.3 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.6	Securities Purchase Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.6.

10.7	Registration Rights Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.7.

10.9	Security Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.8.

10.10	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.10.

10.11	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.11.

10.12	Waiver dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.12.

10.13	Security Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.13.

10.14	Consent, Waiver and Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. and its subsidiary dated July 30, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated July 29, 2009 and referred to as Exhibit 10.15.

10.15.1	Master Consulting and Engineering Services Agreement dated October 9, 2007 with KLATU Networks, LLC and CryoPort, Inc. Incorporated by reference to Cryoport, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.2.

Exhibit No.	Description

10.15.2	First Amendment to Master Consulting and Engineering Services Agreement dated as of April 23, 2009, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.32.

10.15.3	Second Amendment to Master Consulting and Engineering Services Agreement dated as of November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.33.

10.16	Stock Option Agreement ISO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.17	Stock Option Agreement NSO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.18	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

10.19	Form Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated October 9, 2009.

10.20	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.21	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.22	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to Cryoport’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.23	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to Cryoport’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.24	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 10.24 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.25	Form of Amendment to Convertible Promissory Note. Incorporated by reference to Exhibit 10.25 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.26	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 10.26 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.27*	Employment Agreement between the Company and Jerrell Shelton. Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 6, 2012 and referred to as Exhibit 10.45.

10.28	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.29#	Master Agreement between the Company and Federal Express Corporation dated January 1, 2013. Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2013 and referred to as Exhibit 10.1.

10.30*	Employment Agreement dated June 28, 2013 with Jerrell Shelton. Incorporated by reference to Exhibit 10.30 to Cryoport’s Current Report on Form 8-K filed with the SEC on July 3, 2013.

10.31	Form of Convertible Promissory Notes issued with Warrants. Incorporated by reference to Exhibit 10.31 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

Exhibit No.	Description

10.32	Form of Letter of Tender and Exchange. Incorporated by reference to Exhibit 10.32 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

10.33	Form of Convertible Promissory Note (5% Bridge Note) issued with Warrants. Incorporated by reference to Exhibit 10.33 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

10.34+	Form of Subscription Agreement in connection with the May 2014 private placement.

10.35+	Form of Election to Convert in connection with the May 2014 private placement.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm—KMJ Corbin & Company LLP.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections or otherwise incorporated by reference.