Form 10-Q
period 2014-06-30
Cryoport, Inc.
filed 2014-07-31
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014 there were 60,037,846 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$170,505	$369,581
Accounts receivable, net of allowance for doubtful accounts of $19,200 and $24,600, respectively	492,865	515,825
Inventories	38,601	29,703
Other current assets	81,421	196,505
Total current assets	783,392	1,111,614
Property and equipment, net	364,728	408,892
Intangible assets, net	167,425	180,086
Deposits and other assets	9,358	9,358
Total assets	$1,324,903	$1,709,950
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and other accrued expenses	$538,988	$579,678
Accrued compensation and related expenses	502,015	454,288
Convertible debentures payable and accrued interest, net of discount of $184,750 at March 31, 2014	—	1,622,359
Current portion of related party notes payable	1,342,334	1,358,120
Total current liabilities	2,383,337	4,014,445

Commitments and contingencies
Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; 250,405 and 0 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively (aggregate liquidation preference of $3,032,583 at June 30, 2014)	250	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 60,037,846 and 59,979,954 issued and outstanding at June 30, 2014 and March 31, 2014, respectively	60,038	59,980
Additional paid-in capital	87,797,202	83,512,399
Accumulated deficit	(88,915,924)	(85,876,874)
Total stockholders’ deficit	(1,058,434)	(2,304,495)
Total liabilities and stockholders’ deficit	$1,324,903	$1,709,950

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,
	2014	2013
Revenues	$936,588	$487,963
Cost of revenues	597,233	433,321
Gross margin	339,355	54,642
Operating costs and expenses:
Selling, general and administrative	1,427,850	1,222,074
Research and development	79,244	92,643
Total operating costs and expenses	1,507,094	1,314,717
Loss from operations	(1,167,739)	(1,260,075)
Other (expense) income:
Interest expense	(1,128,878)	(82,219)
Other income, net	953	—
Change in fair value of derivatives	—	18,757
Loss before provision for income taxes	(2,295,664)	(1,323,537)
Provision for income taxes	(1,600)	—
Net loss	(2,297,264)	(1,323,537)
Preferred stock beneficial conversion charge	(741,786)	—
Undeclared cumulative preferred dividends	(27,723)	—
Net loss attributable to common stockholders	$(3,066,773)	$(1,323,537)
Net loss attributable to common stockholders – basic and diluted	$(0.05)	$(0.03)
Weighted average shares outstanding – basic and diluted	59,989,321	38,062,826

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(2,297,264)	$(1,323,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,140	89,443
Amortization of debt discount and deferred financing costs	1,110,013	50,883
Stock-based compensation expense	167,094	157,203
Change in fair value of derivative instruments	—	(18,757)
Loss on disposal of cryogenic shippers	1,685	—
Recovery of bad debt	(5,349)	—
Changes in operating assets and liabilities:
Accounts receivable, net	28,309	(140,605)
Inventories	(8,898)	(13,652)
Other assets	(13,388)	(10,767)
Accounts payable and other accrued expenses	(20,228)	(54,278)
Accrued compensation and related expenses	47,727	63,013
Accrued interest	18,110	30,063
Net cash used in operating activities	(917,049)	(1,170,991)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(131,259)
Net cash used in investing activities	—	(131,259)
Cash Flows From Financing Activities:
Proceeds from the issuance of preferred stock, net of offering costs	780,342	—
Proceeds from exercise of stock options and warrants	11,631	100,000
Proceeds from issuance of convertible debentures	—	958,151
Repayment of convertible debentures	(50,000)	—
Repayment of offering and deferred costs	—	(67,475)
Repayment of related party notes payable	(24,000)	(24,000)
Net cash provided by financing activities	717,973	966,676
Net decrease in cash and cash equivalents	(199,076)	(335,574)
Cash and cash equivalents — beginning of period	369,581	563,104
Cash and cash equivalents — end of period	$170,505	$227,530
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs in connection with convertible preferred stock included in accounts payable	$9,658	$—
Deferred financing costs in connection with convertible debentures payable included in accounts payable	$—	$70,234
Estimated relative fair value of warrants issued in connection with convertible debentures payable	$—	$106,999
Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$741,786	$—
Conversion of convertible debentures payable and accrued interest into convertible preferred stock units	$1,766,997	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

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

Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport Inc. (the “Company”, “Cryoport” or “we”) is a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 2,410,811 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains an operating company under Cryoport, Inc. We became “publicly held” by the reverse merger with GT5 described above. Over time we have transitioned from being a development company to a fully operational public company, providing cold chain logistics solutions to the biotechnology and life sciences industries, globally.

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

In June 2014, we added DHL as our second distribution partner by entering into an agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”), whereby DHL can offer our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. This relationship with DHL is a further implementation of the Company’s expansion of distribution partnerships under the “powered by CryoportSM” model described above, allowing us to expand our sales and marketing reach through our partners and build awareness of the benefits our validated cryogenic solution offerings. DHL has announced that it will add 15 more certified Life Sciences stations in the second quarter of 2014 to its existing Thermonet network of 45 stations already in operation. This expanded network will now be able to offer Cryoport’s cryogenic solutions under the DHL brands.  In addition, DHL’s customer will continue to be able to have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management platform, the CryoportalTM, is integrated to DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of shipping their critical biological material worldwide.

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

We offer our solutions to companies in the life sciences industry and specific verticals including manufacturers of stem cells and cell lines, diagnostic laboratories, bio-pharmaceuticals, contract research organizations, in-vitro fertilization, cord blood, vaccines, tissue, animal husbandry, and other producers of commodities requiring reliable frozen solutions for logistics problems. These companies operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take up to nine months or longer to complete prior to a potential customer adopting one or more of our Cryoport Express® Solutions.

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. Further, at June 30, 2014, we had an accumulated deficit of $88.9 million. During the quarter ended June 30, 2014, we used cash in operations of $917,000 and had a net loss of $2.3 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at June 30, 2014, additional funds raised subsequent to June 30, 2014 through the current convertible preferred stock offering (see Note 7), together with the revenues generated from our services will be sufficient to sustain our planned operations into the second quarter of fiscal year 2015; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations and valuation of equity instruments.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at June 30, 2014 and March 31, 2014 due to their short-term nature. The difference between the fair value and recorded values of the related party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at June 30, 2014 and March 31, 2014 are net of reserves for doubtful accounts of $19,200 and $24,600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At June 30, 2014 and March 31, 2014, there was one customer that accounted for 39.4% and 30.6%, respectively, of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at June 30, 2014 and March 31, 2014. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During three months ended June 30, 2014 and 2013, the Company had revenues from foreign customers of approximately $183,500 and $57,200, respectively, which constituted approximately 19.6% and 11.7% of total revenues, respectively.

For the three months ended June 30, 2014 and 2013, there was one customer that accounted for 30.4% and 30.3% of revenues, respectively. No other single customer generated over 10% of revenues during the three months ended June 30, 2014 and 2013.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2014.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2014 and March 31, 2014, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2014 and March 31, 2014, respectively and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the three months ended June 30, 2014 and 2013. The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2014, the Company is no longer subject to U.S. federal examinations for years before 2010 and for California franchise and income tax examinations for years before 2009. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Stock-based Compensation

The Company accounts for stock-based payments to employees and directors in accordance with stock-based payment accounting guidance which requires all stock-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized based upon their fair values. The fair value of stock-based awards is estimated at grant date using the Black-Scholes Option Pricing Model (“Black-Scholes”) and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at June 30, 2014 and March 31, 2014 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended June 30, 2014 and 2013.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for cumulative preferred stock dividends, (if any), whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of June 30, 2014 and March 31, 2014, the Company had cumulative, undeclared, dividends that have not been accrued related to its preferred stock of $27,700 and $0, respectively, which were added to the net loss on the condensed consolidated statement of operations in order to calculate net loss per common share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the three months ended June 30:

	Three Months Ended June 30,
	2014	2013
Net loss	$(2,297,264)	$(1,323,537)
Less:
Preferred stock beneficial conversion charge	(741,786)	—
Undeclared cumulative preferred dividends	(27,723)	—
Loss attributable to Cryoport common stockholders	$(3,066,773)	$(1,323,537)
Weighted average shares issued and outstanding	59,989,321	38,062,826
Basic and diluted net loss per share	$(0.05)	$(0.03)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2014	2013
Stock options	4,068,596	949,849
Warrants	5,225,350	21,322
	9,293,946	971,171

Preferred shares of 250,405, which are convertible into 7,512,150 shares of common stock, were excluded from the above table as they are not exercisable until September 1, 2014.

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

We did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values. We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and March 31, 2014.

Foreign Currency Translation

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

Note 4. Related Party Transactions

5% Bridge Notes

From December 2013 to March 2014, the Company issued to certain accredited investors unsecured convertible promissory notes (the “5% Bridge Notes”) in the original principal amount of $1,793,000, pursuant to the terms of subscription agreements and letters of investment intent. This includes two notes in the aggregate amount of $120,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer, on December 11, 2013 and January 10, 2014 as well as a note in the amount of $100,000 issued to GBR Investments, LLC on February 3, 2014, of which Richard Rathmann, a Director of the Company, is the manager (See Notes 5 and 7).

Related Party Notes Payable

As of June 30, 2014 and March 31, 2014, the Company had aggregate principal balances of $531,500 and $555,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum $10,000 per month. As of June 30, 2014, the aggregate principal payments totaled $8,000 per month. Any remaining principal and accrued interest is due at maturity on various dates through March 1, 2015.

Note 5. Convertible Notes Payable

5% Bridge Notes

From December 2013 to March 2014, the Company issued to certain accredited investors unsecured convertible promissory notes in the original principal amount of $1,793,000, pursuant to the terms of subscription agreements and letters of investment intent. This includes two notes in the aggregate amount of $120,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer, on December 11, 2013 and January 10, 2014 as well as a note in the amount of $100,000 issued to GBR Investments, LLC on February 3, 2014, of which Richard Rathmann, a Director of the Company, is the manager.

The 5% Bridge Notes accrued interest at a rate of 5% per annum from the date of issuance through date of payment, on a non-compounding basis. All principal and interest under the 5% Bridge Notes became due on June 30, 2014.

In connection with the issuance of the 5% Bridge Notes, the Company granted these investors warrants to purchase 896,500 shares of common stock at an exercise price of $0.49 per share. The warrants were exercisable on May 31, 2014 and expire on December 31, 2018. The relative fair value of the warrants of $279,100 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the 5% Bridge Notes.  During the three months ended June 30, 2014, the Company amortized $184,700 of the debt discount to interest expense for these notes.

The agreement allowed that in the event the Company designated and issued one or more types of equity securities while the 5% Bridge Notes were outstanding (“Subsequent Offering”), the Company must provide written notice to the holders of the notes and such holders had a right to convert up to all of the principal and accrued unpaid interest on the notes into shares of such equity securities on the same terms as the Subsequent Offering during the ten days following the provision of such notice. The conversion price for these equity securities was 90% of the offering price for the equity securities in the Subsequent Offering. At the time of issuance, the Company was unable to value the conversion feature of these 5% Bridge Notes given the absence of a fixed conversion rate and the convertibility of the 5% Bridge Notes was contingent upon the completion of a Subsequent Offering. However, on May 6, 2014, the Company completed the first convertible preferred stock offering which established a firm commitment date. This triggered the valuation of the beneficial conversion feature of the 5% Bridge Notes which aggregated $826,900 and was recorded as interest expense during the three months ended June 30, 2014. Note holders with a principal amount of $1,743,000, together with $24,000 of accrued interest, converted their 5% Bridge Notes to convertible preferred stock units (see Note 7) and one note holder was paid principal and interest of $50,753.

Emergent Financial Group, Inc. (“Emergent”) served as the Company’s placement agent in connection with the original placement of the 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes. Debt financing costs of $151,570, comprised primarily of the commission earned by Emergent, and were amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the notes. During the three months ended June 30, 2014, the Company amortized $98,400 of the debt financing costs to interest expense for these notes.

Note 6. Commitments and Contingencies

Facility and Equipment Leases

We lease 11,900 square feet of corporate, research and development, and warehouse facilities in Lake Forest, California under an operating lease expiring June 30, 2015 which includes the right to cancel the lease with a minimum of 120 day written notice. We also lease corporate facilities in San Diego, California under a non-cancelable operating lease expiring December 31, 2014. Each lease agreement contains certain scheduled rent increases which are accounted for on a straight-line basis.

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

Designation of Class A Convertible Preferred Stock

On May 2, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 800,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class A Convertible Preferred Stock (“Preferred Stock”).

The rights, preferences, and privileges of the Preferred Stock are summarized as follows:

•	Dividends shall accrue on shares of Preferred Stock at the rate of $0.96 per annum. Such dividends shall accrue day-to-day, shall be cumulative, and shall be payable on when, as, and if declared by the Board of Directors of the Company.

•	In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Preferred Stock then outstanding shall be entitled to receive a liquidation preference payment equal to $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus any accrued dividends, but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon.

•	Shares of Preferred Stock shall vote together with the common stock on an as-converted basis. Holders of the Preferred Stock will have thirty votes per share of Preferred Stock held compared to one vote for each share of the Company’s common stock.

•	At any time after September 1, 2014, shares of Preferred Stock shall be convertible into thirty shares of common stock. In addition, accrued but unpaid dividends on the Preferred Stock, whether or not declared, will also be convertible into common stock after September 1, 2014 at the rate of one share for each $0.40 of dividend. Such conversion is subject to adjustment in the event of any stock split or combination, certain dividends and distributions, and any reorganization, recapitalization, reclassification, consolidation, or merger involving the Company.

•	Shares of the Preferred Stock shall be subject to redemption by the Company at any time on or after January 15, 2017, upon payment of $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus all accrued but unpaid dividends, whether or not declared, thereon.

Issuance of Class A Convertible Preferred Stock

In May 2014, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Investors. Through June 30, 2014, aggregate gross cash proceeds of $1.0 million (approximately $770,700 after offering costs) were collected in exchange for the issuance of 86,797 shares of our Class A Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 694,376 shares of our common stock at an exercise price of $0.50 per share. The Company intends to use the net proceeds for working capital purposes.

Pursuant to the subscription agreements, the Company issued shares of a newly established Class A Convertible Preferred Stock and warrants to purchase common stock of Cryoport. The shares and warrants were issued as a unit (a “Unit”) consisting of (i) one share of Class A Convertible Preferred Stock and (ii) one warrant to purchase eight (8) shares of the Company’s common stock at an exercise price of $0.50 per share, which are immediately exercisable and may be exercised at any time on or before March 31, 2019.

Pursuant to the terms of the 5% Bridge Notes issued by the Company between December 2013 and March 2014 with a total original principal amount of $1,793,000, the issuance of the Units to Investors at $12.00 per Unit entitled the holders of the 5% Bridge Notes to convert up to the entire principal and accrued interest amount under the 5% Bridge Notes into Units at a rate of $10.80 per Unit. Through June 30, 2014, 5% Bridge Note holders totaling $1,743,000 in original principal sum elected to convert their 5% Bridge Notes, including accrued interest of $24,000, for Units in exchange for the issuance of 163,608 shares of our Class A Convertible Preferred Stock and warrants to purchase up to 1,308,864 shares of our commons stock at an exercise price of $0.50 per share. Two of the 5% Bridge Note holders that executed subscription agreements to convert 5% Bridge Notes in the aggregate principal amount of $220,000, are affiliates of the Company – Jerrell W. Shelton, the Company’s Chief Executive Officer, and GBR Investments, LLC, which is managed by Richard Rathmann, a Director and Chairman of the Board of Directors of the Company (collectively, the “Affiliates”).

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $1,947,700 through June 30, 2014. This amount is being accreted to accumulated deficit and additional paid in capital through September 1, 2014, the earliest date that the preferred stock becomes convertible. During the three months ended June 30, 2014, the Company accreted $741,800 of the $1,947,700 to accumulated deficit and additional paid-in capital.

Emergent Financial Group, Inc. served as the Company’s placement agent in this transaction and received, with respect to the gross proceeds received from Investors who converted their 5% Bridge Notes into Units (not including those conversions by the Affiliates), a commission of 3% and a non-accountable finance fee of 1% of such proceeds, and with respect to gross proceeds received from all other Investors, a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from such Investors, plus reimbursement of legal expenses of up to $40,000. Emergent Financial Group, Inc. will also be issued a warrant to purchase three shares of common stock at an exercise price of $0.50 per share for each Unit issued in this transaction. The Company and Emergent Financial Group, Inc. have agreed that the offering of Units to new Investors will conclude on August 15, 2014.

As of June 30, 2014, 250,405 shares of Preferred Stock and 2,003,240 of the related warrants were outstanding for Investors and 689,145 warrants were outstanding for Emergent in connection with the Preferred Stock offering and the 5% Bridge Note conversions.

No dividends have been declared as of June 30, 2014, however, the cumulative preferred stock dividend of $27,700 is included in earnings per share (see Note 3) and the liquidation preference.

Common Stock Reserved for Future Issuance

As of June 30, 2014, approximately 75.6 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	11,998,275
Exercise of warrants	63,609,031
Total shares of common stock reserved for future issuances	75,607,306

Preferred shares of 250,405, which are convertible into 7,512,150 shares of common stock, were excluded from the above table as they are not exercisable until September 1, 2014.

Note 8. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through July 2019. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	61,194,343	0.84
Issued	2,692,385	0.50
Exercised	(50,000)	0.20
Forfeited	—	—
Expired	(227,697)	2.44
Outstanding — June 30, 2014	63,609,031	$0.82	2.8	$3,242,900
Vested (exercisable) — June 30, 2014	63,609,031	$0.82	2.8	$3,342,900

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on June 30, 2014, which was $0.49 per share.

The fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	4.8 – 4.9
Risk-free interest rate	1.45% - 1.64%
Volatility	123.5 – 125.3%
Dividend yield	0%

 Stock Options

We have three stock incentive plans: the 2002 Stock Incentive Plan, or the 2002 Plan, the 2009 Stock Incentive Plan, or the 2009 Plan and the 2011 Stock Incentive Plan, or the 2011 Plan (collectively, the “Plans”). The 2002 Plan authorizes the grant of incentive awards, including stock options, for the purchase of up to a total of 500,000 shares and has no shares available for future issuances as the 2002 Plan has expired. Subsequent to the adoption of the 2011 Plan, no new options have been granted pursuant the 2009 Plan or 2002 Plan. In September 2009, the stockholders approved the issuance of up to 1,200,000 shares of common stock available for issuance under the 2009 Plan and as of June 30, 2014, the Company has 303,768 shares available for future awards under the 2009 Plan. In September 2011, the stockholders authorized the issuance of up to 2,300,000 shares of the Company's common stock. On September 13, 2012, the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 3,000,000 shares. On September 6, 2013 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 7,100,000 shares. As of June 30, 2014, there were 7,293,042 incentive awards available for grant under the 2011 Plan.

We granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	1.6 – 6.0
Risk-free interest rate	0.31% - 2.03%
Volatility	124.6 – 127.7%
Dividend yield	0%

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

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	11,894,205	$0.35
Granted (weighted-average fair value of $0.42 per share)	274,000	0.50
Exercised	(7,892)	0.27
Forfeited	(162,038)	0.30
Expired	—	—
Outstanding — June 30, 2014	11,998,275	$0.36	8.4	$2,233,700
Vested (exercisable) — June 30, 2014	6,067,977	$0.41	7.8	$1,077,000
Unvested (unexercisable) — June 30, 2014	5,930,298	$0.30	2.8	$1,156,700

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 30, 2014, which was $0.49 per share.

As of June 30, 2014, there was unrecognized compensation expense of $1.5 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.8 years.

Note 9. Subsequent Events

On July 16, 2014, the Company issued additional shares of the Class A Convertible Preferred Stock to Investors. Gross proceeds of $303,600 (approximately $264,100 after offering costs) were collected in exchange for the issuance of 25,300 shares of our Class A Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 202,400 shares of our common stock at an exercise price of $0.50 per share. The Company intends to use the net proceeds for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary Cryoport Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”, including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 25, 2014 and those reports filed) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2014 (unaudited) and the consolidated balance sheet as of March 31, 2014 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, and cash flows for the three months ended June 30, 2014 and 2013 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2014 and 2013 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

General Overview

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

In June 2014, we added DHL as our second distribution partner by entering into an agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”), whereby DHL can offer our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. This relationship with DHL is a further implementation of the Company’s expansion of distribution partnerships under the “powered by CryoportSM” model described above, allowing us to expand our sales and marketing reach through our partners and build awareness of the benefits our validated cryogenic solution offerings. DHL has announced that it will add 15 more certified Life Sciences stations in the second quarter of 2014 to its existing Thermonet network of 45 stations already in operation. This expanded network will now be able to offer Cryoport’s cryogenic solutions under the DHL brands.  In addition, DHL’s customer will continue to be able to have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management platform, the CryoportalTM, is integrated to DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of shipping their critical biological material worldwide.

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

We have incurred losses since inception in 2003 and have an accumulated deficit of $88.9 million through June 30, 2014.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)

Revenues	$937	$488	$449	91.9%
Cost of revenues	(597)	(433)	(164)	37.8%

Gross margin	340	55	285	521.1%
Selling, general and administrative	(1,428)	(1,222)	(206)	16.8%
Research and development	(79)	(93)	14	(14.5)%
Interest expense	(1,129)	(82)	(1,047)	1,273.0%
Change in fair value of derivative liabilities	—	18	(18)	(100.0)%
Other income	1	—	1	100.0%
Provision for income taxes	(2)	—	(2)	100.0%

Net loss	$(2,297)	$(1,324)	$(973)	73.6%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market/in vitro fertilization market, and research institutions. Revenues increased $449,000 or 91.9% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase is primarily driven by the ramp up and expansion of logistics services provided to Zoetis, an increase in revenues in the reproductive medicine/in vitro fertilization market and an overall increase in both, the number of customers utilizing our services and frequency of shipments compared to the prior year. Our revenues from Zoetis increased to $284,700 for the quarter ended June 30, 2014, representing a 92.7% increase over the prior year quarter. This is reflective of the expansion of our services, both domestically and globally, provided to Zoetis for a primary poultry vaccine, and the addition of logistics management for a second vaccine that was introduced to the market during the fourth calendar quarter of 2013. The increase in revenues in the reproductive medicine/in vitro fertilization market was strong compared to the prior year quarter, with revenues increasing by 129% to $212,900. This market has proven very responsive to telemarketing activities and email marketing campaigns.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2014 was 36.2% of revenues, as compared to 11.2% of revenues for the three months ended June 30, 2013. The increase in gross margin is primarily due to the increase in revenues combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the three months ended June 30, 2014 was 63.8% of revenues, as compared to 88.8% of revenues for the three months ended June 30, 2013. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $206,000 for the three months ended June 30, 2014 or 16.8% as compared to the three months ended June 30, 2013. The increase is primarily due to recruiting fees, the engagement of an investor relations firm and related activities, legal fees and banking charges as a result of the higher business volume.

Research and development expenses. Research and development expenses decreased $14,000 or 14.5% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of new packaging solutions and additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. Research and development expenses to date have consisted primarily of costs associated with the continually improving the features of the Cryoport Express® Solution including the web based customer service portal and the Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the Cryoport Express® Solution. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°-8°C markets.

Interest expense. Interest expense increased $1.0 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Interest expense for the three months ended June 30, 2014 included amortization of the debt discount and deferred financing fees of approximately $1.1 million, of which $826,900 related to the fair value of the beneficial conversion feature of the 5% Bridge Notes that was triggered by the convertible preferred stock offering, interest expense on our 5% Bridge Notes of approximately $10,600 and accrued interest on our related party notes payable of approximately $8,200. Interest expense for the three months ended June 30, 2013 included amortization of the deferred financing fees of approximately $51,000, interest expense on our bridge notes of approximately $20,000 and accrued interest on our related-party notes payable of approximately $10,000.

Change in fair value of derivative liabilities. The derivative liabilities expired in April 2014. The gain on the change in fair value of derivative liabilities was $18,000 for the three months ended June 30, 2013 as a result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalents of $170,500 and negative working capital of $1.6 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the three months ended June 30, 2014, we used $917,000 of cash for operations primarily as a result of the net loss of $2.3 million offset by non-cash expenses of $1.3 million primarily comprised of amortization of debt discount and deferred financing costs, stock-based compensation expense, and depreciation and amortization. This was also partially offset by improved collections and related reduction in accounts receivable of $28,300. Net operating losses overall decreased primarily as a result of the increase in revenues and improved gross margin, partially offset by increased operating expenses.

Net cash provided by financing activities totaled $718,000 during the three months ended June 30, 2014, and resulted from proceeds from the issuance of convertible preferred stock of $780,300 and proceeds from the exercise of stock options and warrants of $11,600, partially offset by the repayment of convertible debentures of $50,000 and the repayment of related party notes of $24,000.

As discussed in Note 2 of the accompanying condensed consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company received gross proceeds of $1.0 million (approximately $770,700 after offering costs) in exchange for the issuance of 86,797 shares of convertible preferred stock in the first quarter of fiscal 2015 which is further described in Note 5 in the accompanying condensed consolidated financial statements. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2015. In addition, management will continue to review its operations for further cost reductions to extend the time that the Company can operate with its current cash on hand and additional bridge financing and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes.

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

Based on our overall cash and cash equivalents interest rate exposure as of June 30, 2014, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of June 30, 2014, and does not consider those exposures or positions which could arise after that date.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our 2014 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

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

Cryoport, Inc.

Dated: July 31, 2014

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: July 31, 2014

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

