Form 10-Q
period 2014-09-30
Cryoport, Inc.
filed 2014-11-12
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014 there were 60,057,846 shares of the registrant’s common stock outstanding.

.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,343	$369,581
Accounts receivable, net of allowance for doubtful accounts of $19,200 and $24,600, respectively	408,080	515,825
Inventories	58,804	29,703
Other current assets	85,312	196,505
Total current assets	655,539	1,111,614
Property and equipment, net	393,372	408,892
Intangible assets, net	156,407	180,086
Deposits and other assets	—	9,358
Total assets	$1,205,318	$1,709,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and other accrued expenses	$703,084	$579,678
Accrued compensation and related expenses	549,659	454,288
Convertible debentures payable and accrued interest, net of discount of $184,750 at March 31, 2014	—	1,622,359
Current portion of related party notes payable	1,326,188	1,358,120

Total current liabilities	2,578,931	4,014,445

Commitments and contingencies
Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; 334,909 and 0 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively (aggregate liquidation preference of $4,118,505 at September 30, 2014)	335	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 60,057,846 and 59,979,954 issued and outstanding at September 30, 2014 and March 31, 2014, respectively	60,058	59,980
Additional paid-in capital	90,593,704	83,512,399
Accumulated deficit	(92,027,710)	(85,876,874)
Total stockholders’ deficit	(1,373,613)	(2,304,495)
Total liabilities and stockholders’ deficit	$1,205,318	$1,709,950

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues	$825,000	$579,827	$1,761,588	$1,067,790
Cost of revenues	600,042	507,725	1,197,275	941,046
Gross margin	224,958	72,102	564,313	126,744
Operating costs and expenses:
Selling, general and administrative	1,510,708	1,240,413	2,938,558	2,462,487
Research and development	89,279	118,436	168,523	211,079
Total operating costs and expenses	1,599,987	1,358,849	3,107,081	2,673,566
Loss from operations	(1,375,029)	(1,286,747)	(2,542,768)	(2,546,822)
Other (expense) income:
Debt conversion expense	—	(13,161,017)	—	(13,161,017)
Interest expense	(7,854)	(512,776)	(1,136,732)	(594,995)
Other expense, net	(1,876)	—	(923)	—
Change in fair value of derivatives	—	892	—	19,649
Loss before provision for income taxes	(1,384,759)	(14,959,648)	(3,680,423)	(16,283,185)
Provision for income taxes	—	—	(1,600)	—
Net loss	(1,384,759)	(14,959,648)	(3,682,023)	(16,283,185)
Preferred stock beneficial conversion charge	(1,727,027)	—	(2,468,813)	—
Undeclared cumulative preferred dividends	(71,874)	—	(99,597)	—
Net loss attributable to common stockholders	$(3,183,660)	$(14,959,648)	$(6,250,433)	$(16,283,185)
Net loss per share attributable to common stockholders – basic and diluted	$(0.05)	$(0.38)	$(0.10)	$(0.42)
Weighted average shares outstanding – basic and diluted	60,048,933	39,110,774	60,019,290	38,589,663

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(3,682,023)	$(16,283,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,186	178,990
Amortization of debt discount and deferred financing costs	1,110,013	515,381
Stock-based compensation expense	354,452	331,220
Change in fair value of derivative instruments	—	(19,649)
Loss on disposal of cryogenic shippers	1,864	2,809
Debt conversion expense	—	13,161,017
Provision for bad debt	465	—
Changes in operating assets and liabilities:
Accounts receivable, net	107,280	(170,572)
Inventories	(29,101)	(4,093)
Other assets	(7,921)	(9,627)
Accounts payable and other accrued expenses	143,868	(221,520)
Accrued compensation and related expenses	95,371	124,995
Accrued interest	25,964	76,403
Net cash used in operating activities	(1,774,582)	(2,317,831)
Cash Flows From Investing Activities:
Purchases of property and equipment	(67,851)	(137,496)
Net cash used in investing activities	(67,851)	(137,496)
Cash Flows From Financing Activities:
Proceeds from the issuance of preferred stock, net of offering costs	1,662,564	—
Proceeds from exercise of stock options and warrants	11,631	100,000
Proceeds from issuance of convertible debentures	—	2,615,301
Repayment of convertible debentures	(50,000)	—
Repayment of offering and deferred costs	—	(242,609)
Repayment of related party notes payable	(48,000)	(48,000)
Net cash provided by financing activities	1,576,195	2,424,692
Net decrease in cash and cash equivalents	(266,238)	(30,635)
Cash and cash equivalents — beginning of period	369,581	563,104
Cash and cash equivalents — end of period	$103,343	$532,469
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs in connection with convertible preferred stock included in accounts payable	$9,658	$—
Deferred financing costs in connection with convertible debentures payable included in accounts payable	$—	$27,743
Estimated relative fair value of warrants issued in connection with convertible debentures payable	$—	$199,170
Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$2,468,813	$—
Conversion of Bridge Notes payable and accrued interest into shares of common stock and warrants	$—	$3,977,175
Conversion of convertible debentures payable and accrued interest into convertible preferred stock units	$1,766,997	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended September 30, 2014 and 2013

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

Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport Inc. is a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation. Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains an operating company under Cryoport, Inc. We became “publicly held” by the reverse merger with GT5 described above. Over time the Company has transitioned from being a development company to a fully operational public company, providing global cryogenic logistics solutions to the biotechnology and life sciences industries.

Through a combination of purpose-built proprietary packaging, information technology and specialized cold chain logistics knowhow, we provide cryogenic logistics solutions to the life sciences industry. We view our solutions as disruptive to the “older technologies” of liquid nitrogen and dry ice, in that our solutions are comprehensive and combine our competencies in configurations that are customized to our clients requirements. We provide comprehensive, reliable, economic alternatives to all existing solutions and services utilized for frozen shipping in the life sciences industry (e.g., stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other items that require continuous exposure to frozen or cryogenic temperatures). We have the ability to monitor, record and archive crucial information for each shipment that can be used for scientific and/or regulatory purposes.

Our Cryoport Express® Solutions include a sophisticated cloud-based logistics management software platform that we have branded as the Cryoportal™. The Cryoportal™ supports the management of an entire shipment process through a single interface, including initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. It provides unique and incisive information dashboards and validation documentation for every shipment. The Cryoportal™ records and retains a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained throughout the process. This recorded and archived information allows our clients to meet exacting requirements necessary for scientific work and for regulatory purposes.

Our Cryoport Express® Solutions also include our liquid nitrogen dry vapor shippers. We have branded our packaging as our Cryoport Express® Shippers. Cryoport Express® Shippers are cost-effective and reusable cryogenic transport containers (our standard shipper is a patented vacuum flask) utilizing an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° C and below for a 10-plus day dynamic shipment period. The Company currently features three Cryoport Express® Shipper packages, the Standard Dry Shipper (holding up to 75-2.0 ml vials), the High Volume Dry Shipper (holding up to 500-2.0 ml vials) and the recently introduced Cryoport Express® CXVC1 Shipper (holding up to 1,500-2.0ml vials). We assist clients with internal secondary packaging as well (e.g., vials, canes, straws, plates, etc.)

Our most used solution is the “turnkey” solution, which can be accessed through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed, we ship a fully charged Cryoport Express® Shipper package to the client who conveniently loads their frozen commodity into the inner chamber of the shipper package.  The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address (“Flap A”) for pre-arranged carrier pick up.  Cryoport arranges for the pick-up of the parcel by a shipping service provider for delivery to the client’s intended recipient.  The recipient simply opens the shipper package and removes the frozen commodity that has been shipped.  The recipient then reseals the package, displaying the nearest Cryoport Operations Center address (“Flap B”) and sets it out for pre-arranged carrier pick-up. The Cryoport Express® Shipper is returned to the Cryoport Operations Center for cleaning, quality assurance testing, recharging and reuse.

Recognizing that clients in the life sciences industry have varying requirements, in late 2012, we shifted our focus from being a simple service providing cryogenic shippers and software to being a comprehensive cryogenic logistics solutions provider to the life sciences industry. This was accomplished by unbundling our technologies, establishing customer facing solutions, and taking a consultative approach to the market. Today, in addition to our standard “Turn-key Solution,” we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” under which we supply an inventory of our Cryoport Express® Shipper packages to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers packages to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. Under this solution, the customer accepts a significant level of risk for a successful shipment.

•	“Powered by CryoportSM,” is made available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings. This solution can be private labeled as long as the client meets the minimum required shipping volume and “powered by CryoportSM” appears prominently on the offering software interface and packaging.

•	“Integrated Solution” is our most comprehensive and complex solution. It is a fully outsourced solution and usually involves our management of the entire cryogenic logistics process for our client, including the location of our employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution” is designed for allogeneic therapies. In this model we supply our Cryoport Express® Shipper package to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer service professionals monitor each shipment and the return of the shipper for cleaning, quality assurance testing and reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution” is designed for autologous therapies. In this model our Cryoport Express® Shipper package serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer services professionals monitor each shipment and the return of the shipper for cleaning, quality assurance testing and reuse.

 In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, Cryoport provides on-site logistics personnel and its logistics management operating platform, the CryoportalTM to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing logistics data and processes to further introduce economies and reliability throughout the network, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum utilization of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013 the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine.

In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (“FedEx Agreement”) renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015. FedEx has the right to terminate this agreement at any time for convenience upon 180 days’ notice.

Under our FedEx Agreement, we provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, FedEx has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by CryoportSM” for use by FedEx and its customers giving them access to the full capabilities of our cloud-based logistics management software platform.

In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a privately-held, commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will use Cryoport’s Regenerative Medicine Point-of-Care Repository Solution for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s Regenerative Medicine Point-of-Care Repository Solution will eliminate the risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to confidently serve orthopedic practices, surgical centers, pain clinics, hospitals and, eventually, pharmacies and specialty care providers. The agreement has an initial three-year term and may be renewed for consecutive three-year terms, unless earlier terminated by either party. Liventa also agreed to certain performance criteria and the issuance of 150,000 shares of its common stock to Cryoport in exchange for the exclusive right to offer, market and promote Cryoport Express® Solutions for cellular-based therapies requiring cryogenic temperatures for use in orthopedic in the United States.

In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). This relationship with DHL is a further implementation of the Company’s expansion of distribution partnerships under the “powered by CryoportSM” model described above, allowing us to expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings. DHL can now enhance and supplement its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL added 15 additional certified Life Sciences stations in the second quarter of 2014 bringing the Thermonet network to 60 stations in operation. Over the course of rolling out our new relationship, this expanded network will offer Cryoport’s cryogenic solutions under the DHL brands as “powered by CryoportSM”.  In addition, DHL’s customers will be able to have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated to DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

In October 2014, we added United Parcel Services, Inc. (“UPS”) as our third major distributor by entering into an agreement with UPS Oasis Supply Corporation, a part of UPS, whereby UPS will offer our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. This relationship with UPS is a further implementation of the Company’s expansion of distributors under the “powered by CryoportSM” model described above, allowing us to further expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings through UPS.

Over the course of rolling out our new relationship with UPS, UPS customers will have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and gain access to UPS’s broad array of domestic and international shipping and logistics solutions at competitive prices. Our proprietary logistics management operating platform, the CryoportalTM, is integrated to UPS’s tracking and billing systems to provide UPS life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

This relationship with UPS represents the third and final agreement with the “big three” global integrators. Cryoport now serves and supports the three largest integrators in the world with its advanced cryogenic logistics solutions for life sciences. We operate with each independently and confidentially support their respective strategies. These agreements represent a significant validation of our solutions and the way we conduct our business.

In summary, we serve the life sciences industry with cryogenic logistics solutions that are advanced, comprehensive, reliable, validated, and economical. Our clients include those companies and institutions that have logistics requirements for stem cells, cell lines, tissue, vaccines, in-vitro fertilization, cord blood, and other temperature sensitive commodities of life sciences.

Companies or institutions such as therapy developers for personalized medicine, research, bio-pharmaceuticals, contract research organizations, diagnostic laboratories, in-vitro fertilization, cord blood, vaccine manufacturers, animal husbandry, and other producers of commodities requiring reliable logistics solutions for logistics are amongst our clients. These companies usually operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take three to nine months or longer to complete prior to a potential customer adopting one or more of our Cryoport Express® Solutions.

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. At September 30, 2014, we had an accumulated deficit of $92.0 million. During the six months ended September 30, 2014, we used cash in operations of $1.8 million and had a net loss of $3.7 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at September 30, 2014, additional funds raised subsequent to September 30, 2014 through the current convertible preferred stock offering (see Note 9), together with the revenues generated from our services will be sufficient to sustain our planned operations into the third quarter of fiscal year 2015; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, convertible notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at September 30, 2014 and March 31, 2014 due to their short-term nature. The difference between the fair value and recorded values of the related party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at September 30, 2014 and March 31, 2014 are net of reserves for doubtful accounts of $19,200 and $24,600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At September 30, 2014 and March 31, 2014, there was one customer that accounted for 30.6% of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at September 30, 2014 and March 31, 2014. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During six months ended September 30, 2014 and 2013, the Company had revenues from foreign customers of approximately $293,200 and $133,800, respectively, which constituted approximately 16.6% and 12.5% of total revenues, respectively.

For the six months ended September 30, 2014 and 2013, there was one customer that accounted for 27.4% and 29.6% of revenues, respectively. No other single customer generated over 10% of revenues during the six months ended September 30, 2014 and 2013.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2014.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs related to the issuance of debt are amortized over the term of the financing instrument using the effective interest method while deferred financing costs from equity financings are netted against the gross proceeds received from the equity financings.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2014 and March 31, 2014, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2014 and March 31, 2014, respectively and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the six months ended September 30, 2014 and 2013. The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2014, the Company is no longer subject to U.S. federal examinations for years before 2010 and for California franchise and income tax examinations for years before 2009. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the materials shipped, and at the time that collectability is reasonably certain. Revenue is based on gross revenues, net of discounts and allowances.

The Company also provides logistics support and management to some customers, which may include onsite logistics personnel and other services. Revenue is recognized for these services as services are rendered and at the time that collectability is reasonably certain.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at September 30, 2014 and March 31, 2014 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the six months ended September 30, 2014 and 2013.

The Company uses Black-Scholes to estimate the fair value of stock-based awards. The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The Company’s stock-based compensation plans are discussed further in Note 8.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for cumulative preferred stock dividends, (if any), whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of September 30, 2014 and March 31, 2014, the Company had cumulative, undeclared, dividends that have not been accrued related to its preferred stock of $99,600 and $0, respectively, which were added to the net loss on the condensed consolidated statement of operations in order to calculate net loss per common share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014	2013
Net loss	$(3,682,023)	$(16,283,185)
Less:
Preferred stock beneficial conversion charge	(2,468,813)	—
Undeclared cumulative preferred dividends	(99,597)	—
Net loss attributable to common stockholders	$(6,250,433)	$(16,283,185)
Weighted average shares issued and outstanding	60,019,290	38,589,663
Basic and diluted net loss per share to common stockholders	$(0.10)	$(0.42)

The following shows the amounts used in computing net loss per share for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Net loss	$(1,384,759)	$(14,959,648)
Less:
Preferred stock beneficial conversion charge	(1,727,027)	—
Undeclared cumulative preferred dividends	(71,874)	—
Net loss attributable to common stockholders	$(3,183,660)	$(14,959,648)
Weighted average shares issued and outstanding	60,048,933	39,110,774
Basic and diluted net loss per share to common stockholders	$(0.05)	$(0.38)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Six Months Ended September 30,
	2014	2013
Class A convertible preferred stock	10,047,270	—
Stock options	4,031,912	9,928,272
Warrants	5,145,298	4,032,717
	19,224,480	13,960,989

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

We did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values. We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and March 31, 2014.

Foreign Currency Translation

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our condensed consolidated financial statements.

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

Related Party Notes Payable

As of September 30, 2014 and March 31, 2014, the Company had aggregate principal balances of $507,500 and $555,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum $10,000 per month. As of September 30, 2014, the aggregate principal payments totaled $8,000 per month. Any remaining principal and accrued interest is due at maturity on various dates through March 1, 2015. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $818,700 and $802,600 as of September 30, 2014 and March 31, 2014, respectively.

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

In connection with the issuance of the 5% Bridge Notes, the Company granted these investors warrants to purchase 896,500 shares of common stock at an exercise price of $0.49 per share. The warrants were exercisable on May 31, 2014 and expire on December 31, 2018. The relative fair value of the warrants of $279,100 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the 5% Bridge Notes.  During the six months ended September 30, 2014, the Company amortized $184,700 of the debt discount to interest expense for these notes.

The agreement allowed that in the event the Company designated and issued one or more types of equity securities while the 5% Bridge Notes were outstanding (“Subsequent Offering”), the Company must provide written notice to the holders of the notes and such holders had a right to convert up to all of the principal and accrued unpaid interest on the notes into shares of such equity securities on the same terms as the Subsequent Offering during the ten days following the provision of such notice. The conversion price for these equity securities was 90% of the offering price for the equity securities in the Subsequent Offering. At the time of issuance, the Company was unable to value the conversion feature of these 5% Bridge Notes given the absence of a fixed conversion rate and the convertibility of the 5% Bridge Notes was contingent upon the completion of a Subsequent Offering. However, on May 6, 2014, the Company completed the first convertible preferred stock offering which established a firm commitment date. This triggered the valuation of the beneficial conversion feature of the 5% Bridge Notes which aggregated $826,900 and was recorded as interest expense during the six months ended September 30, 2014. Note holders with a principal amount of $1,743,000, together with $24,000 of accrued interest, converted their 5% Bridge Notes to convertible preferred stock units (see Note 7) and one note holder was paid principal and interest of $50,753.

Emergent Financial Group, Inc. (“Emergent”) served as the Company’s placement agent in connection with the original placement of the 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes. Debt financing costs of $151,570, comprised primarily of the commission earned by Emergent, and were amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the notes. During the six months ended September 30, 2014, the Company amortized $98,400 of the debt financing costs to interest expense for these notes.

Note 6. Commitments and Contingencies

Facility and Equipment Leases

We lease 11,900 square feet of corporate, research and development, and warehouse facilities in Lake Forest, California under an operating lease expiring June 30, 2015 which includes the right to cancel the lease with a minimum of 120 day written notice. We also lease corporate facilities in San Diego, California under a non-cancelable operating lease expiring December 31, 2014, which we do not intend to renew. Each lease agreement contains certain scheduled rent increases which are accounted for on a straight-line basis.

Employment Agreements

We have entered into employment agreements with certain of our officers under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

Consulting and Engineering Services

Effective November 1, 2010, the Company entered into a Second Amendment to Master Consulting and Engineering Services Agreement (the “Second Amendment”) with KLATU Networks, LLC (“KLATU”), which amended the Master Consulting and Engineering Services Agreement between the parties dated as of October 9, 2007 (the “Agreement”), as amended by the First Amendment to Master Consulting and Engineering Services Agreement between the parties dated as of April 23, 2009. The parties entered into the Second Amendment to clarify their mutual intent and understanding that all license rights granted to the Company under the Agreement, as amended, shall survive any termination or expiration of the Agreement. In addition, in recognition that the Company has paid KLATU less than the market rate for comparable services, the Second Amendment provides that if the Company terminates the Agreement without cause, which the Company has no intention of doing, or liquidates, KLATU shall be entitled to receive additional consideration for its services provided from the commencement of the Agreement through such date of termination, which additional compensation shall not be less than $2 million plus two times the “cost of work” (as defined in the Agreement). Any such additional compensation would be payable in three equal installments within 12 months following the date the amount of such additional compensation is determined. If KLATU terminates this agreement, no such payments are payable.

The agreement provides for one year terms ending on December 31 of each year and automatically renews unless otherwise terminated.

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

Issuance of Class A Convertible Preferred Stock

In May 2014, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Investors. Through September 30, 2014, aggregate gross cash proceeds of $2.1 million (approximately $1.7 million after offering costs) were collected in exchange for the issuance of 171,301 shares of our Class A Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 1,370,408 shares of our common stock at an exercise price of $0.50 per share. The Company intends to use the net proceeds for working capital purposes.

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

Pursuant to the terms of the 5% Bridge Notes issued by the Company between December 2013 and March 2014 with a total original principal amount of $1,793,000, the issuance of the Units to Investors at $12.00 per Unit entitled the holders of the 5% Bridge Notes to convert up to the entire principal and accrued interest amount under the 5% Bridge Notes into Units at a rate of $10.80 per Unit. Through September 30, 2014, 5% Bridge Note holders totaling $1,743,000 in original principal sum elected to convert their 5% Bridge Notes, including accrued interest of $24,000, for Units in exchange for the issuance of 163,608 shares of our Class A Convertible Preferred Stock and warrants to purchase up to 1,308,864 shares of our commons stock at an exercise price of $0.50 per share. Two of the 5% Bridge Note holders that executed subscription agreements to convert 5% Bridge Notes in the aggregate principal amount of $220,000, are affiliates of the Company – Jerrell W. Shelton, the Company’s Chief Executive Officer, and GBR Investments, LLC, which is managed by Richard Rathmann, a Director and Chairman of the Board of Directors of the Company (collectively, the “Affiliates”).

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $2.5 million through September 30, 2014. This amount was accreted to accumulated deficit and additional paid-in capital during the six months ended September 30, 2014.

Emergent served as the Company’s placement agent in this transaction and received, with respect to the gross proceeds received from Investors who converted their 5% Bridge Notes into Units (not including those conversions by the Affiliates), a commission of 3% and a non-accountable finance fee of 1% of such proceeds, and with respect to gross proceeds received from all other Investors, a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from such Investors, plus reimbursement of legal expenses of up to $40,000. Emergent was issued a warrant to purchase three shares of common stock at an exercise price of $0.50 per share for each Unit issued in this transaction. The Company and Emergent have agreed that the offering of Units to new Investors will conclude on December 31, 2014.

As of September 30, 2014, 334,909 shares of Preferred Stock and 2,679,272 of the related warrants were outstanding for Investors and 942,657 warrants were outstanding for Emergent in connection with the Preferred Stock offering and the 5% Bridge Note conversions.

No dividends have been declared as of September 30, 2014, however, the cumulative preferred stock dividend of $99,600 is included in earnings (loss) per share (see Note 3) and the liquidation preference.

Common Stock Reserved for Future Issuance

As of September 30, 2014, approximately 87.2 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, preferred stock, stock options and warrants, as follows:

Class A convertible preferred stock converted to common stock	10,047,270
Exercise of stock options	12,670,744
Exercise of warrants	64,523,085
Total shares of common stock reserved for future issuances	87,241,099

In August 2014, we issued 20,000 shares of restricted common stock to a consultant in exchange for services. The Company recognized $9,000 in expense related to these shares for the three and six months ended September 30, 2014.

Note 8. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through July 2019. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	61,194,343	$0.84
Issued	3,621,929	0.50
Exercised	(50,000)	0.20
Forfeited	—	—
Expired	(243,187)	2.47
Outstanding — September 30, 2014	64,523,085	$0.81	2.6	$1,139,800
Vested (exercisable) — September 30, 2014	64,523,085	$0.81	2.6	$1,139,800

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on September 30, 2014, which was $0.40 per share.

The fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	4.5 – 4.9
Risk-free interest rate	1.45% - 1.64%
Volatility	118.9% – 125.3%
Dividend yield	0%

 Stock Options

We have three stock incentive plans: the 2002 Stock Incentive Plan, or the 2002 Plan, the 2009 Stock Incentive Plan, or the 2009 Plan and the 2011 Stock Incentive Plan, or the 2011 Plan (collectively, the “Plans”). The 2002 Plan authorizes the grant of incentive awards, including stock options, for the purchase of up to a total of 500,000 shares and has no shares available for future issuances as the 2002 Plan has expired. Subsequent to the adoption of the 2011 Plan, no new options have been granted pursuant the 2009 Plan or 2002 Plan. In September 2009, the stockholders approved the issuance of up to 1,200,000 shares of common stock available for issuance under the 2009 Plan and as of September 30, 2014, the Company has 303,768 shares available for future awards under the 2009 Plan. In September 2011, the stockholders authorized the issuance of up to 2,300,000 shares of the Company's common stock. On September 13, 2012, the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 3,000,000 shares. On September 6, 2013 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 7,100,000 shares. On August 29, 2014 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 1,500,000 shares. As of September 30, 2014, there were 8,098,373 incentive awards available for grant under the 2011 Plan.

We granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	1.6 – 6.1
Risk-free interest rate	0.31% - 2.03%
Volatility	117.2% – 127.7%
Dividend yield	0%

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

We recognize stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. The estimated forfeiture rate of 0% per year is based on the historical forfeiture activity of unvested stock options. These estimates are revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	11,894,205	$0.35
Granted (weighted-average fair value of $0.39 per share)	1,029,000	0.46
Exercised	(7,892)	0.27
Forfeited	(222,369)	0.30
Expired	(22,200)	2.29

Outstanding — September 30, 2014	12,670,744	$0.36	7.8	$1,314,300

Vested (exercisable) — September 30, 2014	6,593,032	$0.40	6.8	$705,600

Unvested (unexercisable) — September 30, 2014	6,077,712	$0.32	8.8	$608,700

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2014, which was $0.40 per share.

As of September 30, 2014, there was unrecognized compensation expense of $1.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.7 years.

Note 9. Subsequent Events

In October 2014, the Company issued additional shares of the Class A Convertible Preferred Stock to Investors. Gross proceeds of $560,000 (approximately $487,200 after offering costs) were collected in exchange for the issuance of 46,666 shares of our Class A Convertible Preferred Stock, and warrants, exercisable immediately through March 31, 2019, to purchase up to a total of 373,328 shares of our common stock at an exercise price of $0.50 per share. The Company intends to use the net proceeds for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary Cryoport Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 25, 2014 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2014 (unaudited) and the consolidated balance sheet as of March 31, 2014 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2014 and 2013, and cash flows for the six months ended September 30, 2014 and 2013 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2014 and 2013 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

Integral to our logistics solutions are our Cryoport Liquid Nitrogen Dry Vapor Shippers (Cryoport Express® Shippers), which provide packaging that is cost-effective and reusable cryogenic transport containers (patented vacuum flasks) utilizing innovative liquid nitrogen (LN2) “dry vapor” technology. Cryoport Express® Shippers are non-hazardous, IATA (International Air Transport Association) certified, and validated to maintain stable temperatures of minus 150° Celsius for a 10-plus day dynamic shipment period. The Company currently features three Cryoport Express® Shipper models, the Standard Dry Shipper (holding up to approximately 75-2.0 ml vials), the High Volume Dry Shipper (holding up to approximately 500-2.0 ml vials) and the recently introduced Cryoport Express® CXVC1 Shipper (holding up to 1,500-2.0ml vials)

The Cryoport Express® Solutions includes document preparation, intervention capability, and recording and retaining a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities shipped. This recorded and archived information allows our customers to meet the exacting requirements necessary for scientific work and for regulatory purposes. When a customized solution is not required, Cryoport Express® Solutions can be used by customers as a “turnkey” solution through direct access to the cloud-based CryoportalTM or by contacting Cryoport Client Care for order entry tasks. Cryoport provides 24/7/365 logistics services through its Client Care team and also provides complete training and process management services to support each client’s specific requirements.

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

Recognizing that clients in the life sciences industry have varying requirements, in late 2012, we shifted our focus from being a simple service providing cryogenic shippers and software to being a comprehensive cryogenic logistics solutions provider to the life sciences industry. This was accomplished by unbundling our technologies, establishing customer facing solutions, and taking a consultative approach to the market. Today, in addition to our standard “Turn-key Solution,” we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” under which we supply an inventory of our Cryoport Express® Shipper packages to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers packages to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. Under this solution, the customer accepts a significant level of risk for a successful shipment.

•	“Powered by CryoportSM,” is made available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings. This solution can be private labeled as long as the client meets the minimum required shipping volume and “powered by CryoportSM” appears prominently on the offering software interface and packaging.

•	“Integrated Solution” is our most comprehensive and complex solution. It is a fully outsourced solution and usually involves our management of the entire cryogenic logistics process for our client, including the location of our employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution” is designed for allogeneic therapies. In this model we supply our Cryoport Express® Shipper package to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer service professionals monitor each shipment and the return of the shipper for cleaning, quality assurance testing and reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution” is designed for autologous therapies. In this model our Cryoport Express® Shipper package serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer services professionals monitor each shipment and the return of the shipper for cleaning, quality assurance testing and reuse.

 In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, Cryoport provides on-site logistics personnel and its logistics management operating platform, the CryoportalTM to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing logistics data and processes to further introduce economies and reliability throughout the network, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum utilization of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013 the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine.

In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (“FedEx Agreement”) renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015. FedEx has the right to terminate this agreement at any time for convenience upon 180 days’ notice.

Under our FedEx Agreement, we provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, FedEx has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by CryoportSM” for use by FedEx and its customers giving them access to the full capabilities of our cloud-based logistics management software platform.

In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a privately-held, commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will use Cryoport’s Regenerative Medicine Point-of-Care Repository Solution for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s Regenerative Medicine Point-of-Care Repository Solution will eliminate the risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to confidently serve orthopedic practices, surgical centers, pain clinics, hospitals and, eventually, pharmacies and specialty care providers. The agreement has an initial three-year term and may be renewed for consecutive three-year terms, unless earlier terminated by either party. Liventa also agreed to certain performance criteria and the issuance of 150,000 shares of its common stock to Cryoport in exchange for the exclusive right to offer, market and promote Cryoport Express® Solutions for cellular-based therapies requiring cryogenic temperatures for use in orthopedic in the United States.

In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). This relationship with DHL is a further implementation of the Company’s expansion of distribution partnerships under the “powered by CryoportSM” model described above, allowing us to expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings. DHL can now enhance and supplement its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL added 15 additional certified Life Sciences stations in the second quarter of 2014 bringing the Thermonet network to 60 stations in operation. Over the course of rolling out our new relationship, this expanded network will offer Cryoport’s cryogenic solutions under the DHL brands as “powered by CryoportSM”.  In addition, DHL’s customers will be able to have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated to DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

In October 2014, we added United Parcel Services, Inc. as our third major distributor by entering into an agreement with UPS Oasis Supply Corporation, a part of United Parcel Services, Inc. (“UPS”), whereby UPS will offer our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. This relationship with UPS is a further implementation of the Company’s expansion of distributors under the “powered by CryoportSM” model described above, allowing us to further expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings through UPS.

Over the course of rolling out our new relationship with UPS, UPS customers will have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and gain access to UPS’s broad array of domestic and international shipping and logistics solutions at competitive prices. Our proprietary logistics management operating platform, the CryoportalTM, is integrated to UPS’s tracking and billing systems to provide UPS life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

This relationship with UPS represents the third and final agreement with the “big three” global integrators. Cryoport now serves and supports the three largest integrators in the world with its advanced cryogenic logistics solutions for life sciences. We operate with each independently and confidentially support their respective strategies. These agreements represent a significant validation of our solutions and the way we conduct our business.

In summary, we serve the life sciences industry with cryogenic logistics solutions that are advanced, comprehensive, reliable, validated, and economical. Our clients include those companies and institutions that have logistics requirements for stem cells, cell lines, tissue, vaccines, in-vitro fertilization, cord blood, and other temperature sensitive commodities of life sciences.

We have incurred losses since inception and have an accumulated deficit of $92.0 million through September 30, 2014.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
Revenues	$825	$580	$245	42.3%
Cost of revenues	(600)	(508)	(92)	18.2%

Gross margin	225	72	153	212.0%
Selling, general and administrative	(1,511)	(1,241)	(270)	21.8%
Research and development	(89)	(118)	29	(24.6)%
Debt conversion expense	—	(13,161)	13,161	(100.0)%
Interest expense	(8)	(513)	505	(98.5)%
Change in fair value of derivative liabilities	—	1	(1)	(100.0)%
Other expense, net	(2)	—	(2)	100.0%
Provision for income taxes	—	—	—	—

Net loss	$(1,385)	$(14,960)	$13,575	(90.7)%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market, and research institutions. Revenues increased by $245,000 or 42.3% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase is primarily driven by the ramp up and expansion of logistics services provided to Zoetis, an increase in revenues in the reproductive medicine market and an overall increase in both, the number of customers utilizing our services and frequency of shipments compared to the prior year quarter. Revenues in the reproductive medicine market increased by 80% to $215,300 for the quarter ended September 30, 2014, driven by increased telemarketing activities and email and other targeted marketing campaigns. Our revenues from Zoetis increased to $198,200 for the quarter ended September 30, 2014, representing an 18% increase over the prior year quarter. This is reflective of the expansion of our services, both domestically and globally, provided to Zoetis for a primary poultry vaccine, and the addition of logistics management for a second vaccine that was introduced to the market during the fourth calendar quarter of 2013.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2014 was 27.3% of revenues, as compared to 12.4% of revenues for the three months ended September 30, 2013. The increase in gross margin is primarily due to the increase in revenues combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the three months ended September 30, 2014 was 72.7% of revenues, as compared to 87.6% of revenues for the three months ended September 30, 2013. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $270,000 for the three months ended September 30, 2014 or 21.8% as compared to the three months ended September 30, 2013. The increase is primarily due to recruiting fees incurred to expand the Company’s sales force, the engagement of an investor relations firm and related activities, legal fees and banking charges as a result of the higher business volume.

Research and development expenses. Research and development expenses decreased $29,000 or 24.6% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of new packaging solutions and additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. Research and development expenses to date have consisted primarily of costs associated with continually improving the features of the Cryoport Express® Solution including the web based customer service portal and the Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the Cryoport Express® Solution. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°-8°C markets.

Debt conversion expense. Debt conversion expense for the three months ended September 30, 2013 of $13.2 million was related to the induced conversion of $4.0 million of aggregate principal and interest from the bridge notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the bridge notes. The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance. The fair value of the warrants was calculated using Black-Scholes.

Interest expense. Interest expense decreased $505,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Interest expense for the three months ended September 30, 2014 included accrued interest on our related party notes payable of approximately $7,900. Interest expense for the three months ended September 30, 2013 included amortization of the deferred financing fees of approximately $464,500, interest expense on our bridge notes of approximately $37,000 and accrued interest on our related-party notes payable of approximately $9,300.

Change in fair value of derivative liabilities. The derivative liabilities expired in April 2014. The gain on the change in fair value of derivative liabilities was $1,000 for the three months ended September 30, 2013 as a result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Six months ended September 30, 2014 compared to six months ended September 30, 2013:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
Revenues	$1,762	$1,068	$694	65.0%
Cost of revenues	(1,197)	(941)	(256)	27.2%

Gross margin	565	127	438	345.2%
Selling, general and administrative	(2,939)	(2,463)	(476)	19.3%
Research and development	(168)	(211)	43	(20.2)%
Debt conversion expense	—	(13,161)	13,161	(100.0)%
Interest expense	(1,137)	(595)	(542)	91.0%
Change in fair value of derivative liabilities	—	20	(20)	(100.0)%
Other expense, net	(1)	—	(1)	100.0%
Provision for income taxes	(2)	—	(2)	100.0%

Net loss	$(3,682)	$(16,283)	$(12,601)	(77.4)%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market, and research institutions. Revenues increased $693,800 or 65.0% for the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. This increase is primarily driven by the ramp up and expansion of logistics services provided to Zoetis, an increase in revenues in the reproductive medicine and an overall increase in both, the number of customers utilizing our services and frequency of shipments compared to the prior year. Our revenues from Zoetis increased to $482,900 for the six months ended September 30, 2014, representing a 53% increase over the prior year period. This is reflective of the expansion of our services, both domestically and globally, provided to Zoetis for a primary poultry vaccine, and the addition of logistics management for a second vaccine that was introduced to the market during the fourth calendar quarter of 2013. Revenues in the reproductive medicine market doubled to $428,200 for the six months ended September 30, 2014, driven by increased telemarketing activities and email and other targeted marketing campaigns and an increased awareness of our cryogenic logistics solutions in the market.

Gross margin and cost of revenues. Gross margin for the six months ended September 30, 2014 was 32.0% of revenues, as compared to 11.9% of revenues for the six months ended September 30, 2013. The increase in gross margin is primarily due to the increase in revenues combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the six months ended September 30, 2014 was 68.0% of revenues, as compared to 88.1% of revenues for the six months ended September 30, 2013. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $476,000 for the six months ended September 30, 2014 or 19.3% as compared to the six months ended September 30, 2013. The increase is primarily due to recruiting fees, the engagement of an investor relations firm and related activities, legal fees and banking charges as a result of the higher business volume.

Research and development expenses. Research and development expenses decreased $43,000 or 20.2% for the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of new packaging solutions and additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. Research and development expenses to date have consisted primarily of costs associated with continually improving the features of the Cryoport Express® Solution including the web based customer service portal and the Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the Cryoport Express® Solution. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°-8°C markets.

Debt conversion expense. Debt conversion expense for the six months ended September 30, 2013 of $13.2 million was related to the induced conversion of $4.0 million of aggregate principal and interest from the bridge notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the bridge notes. The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance. The fair value of the warrants was calculated using Black-Scholes.

Interest expense. Interest expense increased $542,000 for the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. Interest expense for the six months ended September 30, 2014 included amortization of the debt discount and deferred financing fees of approximately $1.1 million, of which $826,900 related to the fair value of the beneficial conversion feature of the 5% Bridge Notes that was triggered by the convertible preferred stock offering, interest expense on our 5% Bridge Notes of approximately $10,600 and accrued interest on our related party notes payable of approximately $16,100. Interest expense for the six months ended September 30, 2013 included amortization of the deferred financing fees of approximately $515,000, interest expense on our bridge notes of approximately $57,500 and accrued interest on our related-party notes payable of approximately $18,900.

Change in fair value of derivative liabilities. The derivative liabilities expired in April 2014. The gain on the change in fair value of derivative liabilities was $20,000 for the six months ended September 30, 2013 as a result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash and cash equivalents of $103,300 and negative working capital of $1.9 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the six months ended September 30, 2014, we used $1.8 million of cash for operations primarily as a result of the net loss of $3.7 million offset by non-cash expenses of $1.6 million primarily comprised of amortization of debt discount and deferred financing costs, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts payable and accruals of $265,200 and a reduction in accounts receivable of $107,300 due to improved collections.

Net cash used in investing activities of $67,900 during the six months ended September 30, 2014 was due to the purchase of the recently introduced Cryoport Express® CXVC1 Shippers (holding up to 1,500-2.0ml vials).

Net cash provided by financing activities totaled $1.6 million during the six months ended September 30, 2014, and resulted from proceeds from the issuance of convertible preferred stock of $1.7 million and proceeds from the exercise of stock options and warrants of $11,600, partially offset by the repayment of convertible debentures of $50,000 and the repayment of related party notes of $48,000.

As discussed in Note 2 of the accompanying condensed consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company received gross proceeds of $2.1 million (approximately $1.7 million after offering costs) in exchange for the issuance of 171,301 shares of convertible preferred stock in the first and second quarter of fiscal 2015 which is further described in Note 7 in the accompanying condensed consolidated financial statements. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2015. In addition, management will continue to review its operations for further cost reductions to extend the time that the Company can operate with its current cash on hand and additional bridge financing and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes.

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

Based on our overall cash and cash equivalents interest rate exposure as of September 30, 2014, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of September 30, 2014, and does not consider those exposures or positions which could arise after that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 23, 2014 and June 30, 2014, we entered into definitive agreements for the issuance of 16,833 shares of our Class A Convertible Preferred Stock and warrants to purchase 134,664 shares of our common stock which were issued to certain institutional and accredited investors in exchange for aggregate gross proceeds of $202,000. The warrants have an exercise price of $0.50 per share and are exercisable through March 31, 2019.

During the second quarter of 2014, we entered into definitive agreements for the issuance of 84,504 shares of the our Class A Convertible Preferred Stock and warrants to purchase 676,032 shares of our Common Stock which were issued to certain institutional and accredited investors in exchange for aggregate gross proceeds of $1,014,048.  The warrants have an exercise price of $0.50 per share, vest immediately and may be exercised at any time on or before March 31, 2019.

In August 2014, we issued 20,000 shares of restricted common stock to a consultant in exchange for services. The Company recognized $9,000 in expense related to these shares for the three and six months ended September 30, 2014.

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

Cryoport, Inc.

Dated: November 12, 2014

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: November 12, 2014

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

