Form 10-Q
period 2014-12-31
Cryoport, Inc.
filed 2015-02-05
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 30, 2015 there were 60,057,846 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$773,922	$369,581
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $24,600, respectively	407,459	515,825
Inventories	66,958	29,703
Other current assets	122,413	196,505
Total current assets	1,370,752	1,111,614
Property and equipment, net	349,515	408,892
Intangible assets, net	146,315	180,086
Deposits and other assets	—	9,358
Total assets	$1,866,582	$1,709,950
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and other accrued expenses	$713,465	$579,678
Accrued compensation and related expenses	617,636	454,288
Notes payable and accrued interest, net of discount of $274,500 at December 31, 2014	343,432	—
Convertible debentures payable and accrued interest, net of discount of $184,750 at March 31, 2014	—	1,622,359
Related party notes payable and accrued interest	1,309,682	1,358,120
Total current liabilities	2,984,215	4,014,445
Commitments and contingencies
Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; 442,888 and 0 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively (aggregate liquidation preference of $5,509,557 at December 31, 2014)	443	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 60,057,846 and 59,979,954 issued and outstanding at December 31, 2014 and March 31, 2014, respectively	60,058	59,980
Additional paid-in capital	92,750,244	83,512,399
Accumulated deficit	(93,928,378)	(85,876,874)
Total stockholders’ deficit	(1,117,633)	(2,304,495)
Total liabilities and stockholders’ deficit	$1,866,582	$1,709,950

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues	$975,188	$757,327	$2,736,776	$1,825,117
Cost of revenues	740,651	590,266	1,937,926	1,531,312
Gross margin	234,537	167,061	798,850	293,805
Operating costs and expenses:
Selling, general and administrative	1,492,732	1,305,562	4,431,290	3,768,049
Research and development	99,052	118,490	267,575	329,569
Total operating costs and expenses	1,591,784	1,424,052	4,698,865	4,097,618
Loss from operations	(1,357,247)	(1,256,991)	(3,900,015)	(3,803,813)
Other (expense) income:
Debt conversion expense	—	(552,750)	—	(13,713,767)
Interest expense	(48,605)	(31,786)	(1,185,337)	(626,781)
Other expense, net	(1,906)	—	(2,829)	—
Change in fair value of derivatives	—	1,196	—	20,845
Loss before provision for income taxes	(1,407,758)	(1,840,331)	(5,088,181)	(18,123,516)
Provision for income taxes	—	—	(1,600)	—
Net loss	(1,407,758)	(1,840,331)	(5,089,781)	(18,123,516)
Preferred stock beneficial conversion charge	(492,910)	—	(2,961,723)	—
Undeclared cumulative preferred dividends	(95,304)	—	(194,901)	—
Net loss attributable to common stockholders	$(1,995,972)	$(1,840,331)	$(8,246,405)	$(18,123,516)
Net loss per share attributable to common stockholders – basic and diluted	$(0.03)	$(0.03)	$(0.14)	$(0.40)
Weighted average shares outstanding – basic and diluted	60,057,846	58,995,821	60,032,189	45,342,320

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(5,089,781)	$(18,123,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,226	258,189
Amortization of debt discount and deferred financing costs	1,148,153	540,648
Stock-based compensation expense	565,220	509,966
Change in fair value of derivative instruments	—	(20,845)
Loss on disposal of cryogenic shippers	5,773	5,884
Debt conversion expense	—	13,713,767
Provision for bad debt	465	—
Changes in operating assets and liabilities:
Accounts receivable, net	107,901	(418,590)
Inventories	(37,255)	9,204
Other assets	(45,022)	(22,898)
Accounts payable and other accrued expenses	154,249	129,415
Accrued compensation and related expenses	163,348	174,006
Accrued interest	36,430	85,364
Net cash used in operating activities	(2,835,293)	(3,159,406)
Cash Flows From Investing Activities:
Purchases of property and equipment	(67,851)	(139,541)
Net cash used in investing activities	(67,851)	(139,541)
Cash Flows From Financing Activities:
Proceeds from the issuance of preferred stock, net of offering costs	2,802,854	—
Proceeds from exercise of stock options and warrants	11,631	180,001
Proceeds from issuance of notes payable	615,000	—
Proceeds from issuance of convertible debentures	—	3,206,301
Repayment of convertible debentures	(50,000)	—
Repayment of offering and deferred costs	—	(358,489)
Repayment of related party notes payable	(72,000)	(72,000)
Net cash provided by financing activities	3,307,485	2,955,813
Net change in cash and cash equivalents	404,341	(343,134)
Cash and cash equivalents — beginning of period	369,581	563,104
Cash and cash equivalents — end of period	$773,922	$219,970
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs in connection with convertible preferred stock included in accounts payable	$9,658	$—
Estimated relative fair value of warrants issued in connection with convertible debentures payable	$—	$255,452
Estimated relative fair value of warrants issued in connection with notes payable	$312,680	$—
Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$2,961,723	$—
Conversion of Bridge Notes payable and accrued interest into shares of common stock and warrants	$—	$4,127,202
Conversion of convertible debentures payable and accrued interest into convertible preferred stock units	$1,766,997	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended December 31, 2014 and 2013

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

Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport, Inc. is a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation. Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains an operating company under Cryoport, Inc. We became “publicly held” by the reverse merger with GT5 described above. Over time the Company transitioned from being a development company to a fully operational public company in early 2011, providing global cryogenic logistics solutions to the biotechnology and life sciences industries.

Since 2011, we have validated, perfected and expanded the features of the Cryoport Express® logistics solutions and have now managed shipments of the Cryoport Express® Shippers through its CryoportalTM into and out of more than 80 countries with more than 20,000 shipments, handling a vast array of different biological products and specimens.

We provide cryogenic logistics solutions to the life sciences industry through a combination of purpose-built proprietary packaging, information technology and specialized cold chain logistics knowhow. We view our solutions as disruptive to the “older technologies” of dry ice and liquid nitrogen, in that our solutions are comprehensive and combine our competencies in configurations that are customized to our client’s requirements. We provide comprehensive, reliable, economic alternatives to all existing logistics solutions and services utilized for frozen shipping in the life sciences industry (e.g., personalized medicine, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to cryogenic or frozen temperatures). We provide the ability to monitor, record and archive crucial information for each shipment that can be used for scientific and regulatory purposes.

Our Cryoport Express® Solutions include a sophisticated cloud-based logistics operating platform, which is branded as the Cryoportal™. The Cryoportal™ supports the management of the entire shipment and logistics process through a single interface, including initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. In addition, it provides unique and incisive information dashboards and validation documentation for every shipment. The Cryoportal™ records and retains a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained throughout the process. This recorded and archived information allows our clients to meet exacting requirements necessary for scientific work and for proof of regulatory compliance during the logistics phase.

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are cost-effective and reusable cryogenic transport containers (our standard shipper is a patented vacuum flask) utilizing an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° C and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and the recently introduced Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging as well (e.g., vials, canes, straws, plates, etc.)

Our most used solution is the “turnkey” solution, which can be accessed directly through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed and cleared, we ship a fully charged Cryoport Express® Shipper package to the client who conveniently loads its frozen commodity into the inner chamber of the Cryoport Express® Shipper.  The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address (“Flap A”) for pre-arranged carrier pick up.  Cryoport arranges for the pick-up of the parcel by a shipping service provider, which is designated by the client or chosen by Cryoport, for delivery to the client’s intended recipient.  The recipient simply opens the shipper package and removes the frozen commodity that has been shipped.  The recipient then reseals the package, displaying the nearest Cryoport Operations Center address (“Flap B”), making it ready for pre-arranged carrier pick-up. When the Cryoport Operations Center receives the Cryoport Express® Shipper, it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

In late 2012, we shifted our focus to become a comprehensive cryogenic logistics solutions provider. Recognizing that clients in the life sciences industry have varying requirements, we unbundled our technologies, establishing customer facing solutions and taking a consultative approach to the market. Today, in addition to our standard “Turn-key Solution,” described above, we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” designed for clients making 50 or more shipments per month. Under this solution, we supply an inventory of our Cryoport Express® Shipper packages to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers packages to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. Under this solution, the customer accepts a significant level of risk for a successful shipment.

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings, with “powered by CryoportSM” appearing prominently on the offering software interface and packaging. This solution can also be private labeled upon meeting certain requirements, such as minimum required shipping volumes.

•	“Integrated Solution,” which is our outsource solution. It is our most comprehensive and complex solution. It involves our management of the entire cryogenic logistics process for our client, including Cryoport employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution,” designed for allogeneic therapies. In this model we supply our Cryoport Express® Shipper package to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies. In this model, our Cryoport Express® Shipper package serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process, including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

Agreements

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, Cryoport provides on-site logistics personnel and its logistics management operating platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing logistics data and processes to further introduce economies and reliability throughout the network, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum utilization of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine.

FedEx. In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (the “FedEx Agreement”) renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015. FedEx has the right to terminate this agreement at any time for convenience upon 180 days’ notice.

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

Liventa Biosciences. In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a privately-held, commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will use Cryoport’s Regenerative Medicine Point-of-Care Repository Solution for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s Regenerative Medicine Point-of-Care Repository Solution will eliminate the risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to confidently serve orthopedic practices, surgical centers, pain clinics, hospitals and, eventually, pharmacies and specialty care providers. The agreement has an initial three-year term and may be renewed for consecutive three-year terms, unless earlier terminated by either party. Liventa also agreed to certain performance criteria and the issuance of 150,000 shares of its common stock to Cryoport in exchange for the exclusive right to offer, market and promote Cryoport Express® Solutions for cellular-based therapies requiring cryogenic temperatures for use in the orthopedic arena in the United States.

DHL. In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). This relationship with DHL is a further implementation of the Company’s expansion of distribution partnerships under the “powered by CryoportSM” model described above, allowing us to expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings. DHL can now enhance and supplement its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL added 15 additional certified Life Sciences stations in the second quarter of 2014 bringing the Thermonet network to 60 stations in operation. Over the course of rolling out our new relationship, this expanded network will offer Cryoport’s cryogenic solutions under the DHL brands as “powered by CryoportSM”.  In addition, DHL’s customers will be able to have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

UPS. In October 2014, we added United Parcel Services, Inc. (“UPS”) as our third major distributor by entering into an agreement with UPS Oasis Supply Corporation, a part of UPS, whereby UPS will offer our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. This relationship with UPS is a further implementation of the Company’s expansion of distributors under the “powered by CryoportSM” model described above, allowing us to further expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings through UPS.

Over the course of rolling out our new relationship with UPS, UPS customers will have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and gain access to UPS’s broad array of domestic and international shipping and logistics solutions at competitive prices. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with UPS’s tracking and billing systems to provide UPS life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

Cryoport now serves and supports the three largest integrators in the world, responsible for over 85% of worldwide air freight, with its advanced cryogenic logistics solutions for life sciences. We operate with each independently and confidentially in support of their respective market and sales strategies. We maintain our independent partnerships with strict confidentiality guidelines within the Company. These agreements represent a significant validation of our solutions and the way we conduct our business.

In summary, we serve the life sciences industry with cryogenic logistics solutions that are advanced, comprehensive, reliable, validated, and efficient. Our clients include those companies and institutions that have logistics requirements for personalized medicine, immunotherapies, stem cells, cell lines, tissue, vaccines, in-vitro fertilization, cord blood, and other temperature sensitive commodities of life sciences.

Companies or institutions such as therapy developers for personalized medicine, bio-pharmaceuticals, research, contract research organizations, diagnostic laboratories, contract manufacturers, cord blood repositories, vaccine manufacturers, animal husbandry related companies, in-vitro fertilization clinics, and other organizations handling commodities requiring reliable cryogenic logistics solutions are amongst our clients. These companies usually operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take three to nine months or longer to complete prior to a potential customer adopting one or more of our Cryoport Express® Solutions.

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. At December 31, 2014, we had an accumulated deficit of $93.9 million. During the nine months ended December 31, 2014, we used cash in operations of $2.8 million and had a net loss of $5.1 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at December 31, 2014, additional funds raised subsequent to December 31, 2014 through the secured promissory notes (see Note 10), together with the revenues generated from our services will be sufficient to sustain our planned operations into the fourth quarter of fiscal year 2015; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, convertible debentures payable, notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at December 31, 2014 and March 31, 2014 due to their short-term nature. The difference between the fair value and recorded values of the related party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at December 31, 2014 and March 31, 2014 are net of reserves for doubtful accounts of $10,000 and $24,600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At December 31, 2014 and March 31, 2014, there was one customer that accounted for 19.3% and 30.6%, respectively, of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at December 31, 2014 and March 31, 2014. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.

For the nine months ended December 31, 2014 and 2013, there was one customer that accounted for 25.0% and 31.0% of revenues, respectively. No other single customer generated over 10% of revenues during the nine months ended December 31, 2014 and 2013.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During nine months ended December 31, 2014 and 2013, the Company had revenues from foreign customers of approximately $421,800 and $312,000, respectively, which constituted approximately 15.4% and 17.1% of total revenues, respectively.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers along with pay-per-use containers that are not returned to the Company with the containers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2014.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible debentures payable and private equity financing. Deferred financing costs related to the issuance of debt are amortized over the term of the financing instrument using the effective interest method while deferred financing costs from equity financings are netted against the gross proceeds received from the equity financings.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of December 31, 2014 and March 31, 2014, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at December 31, 2014 and March 31, 2014, respectively and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the nine months ended December 31, 2014 and 2013. The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2014, the Company is no longer subject to U.S. federal examinations for years before 2010 and for California franchise and income tax examinations for years before 2009. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at December 31, 2014 and March 31, 2014 were zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the nine months ended December 31, 2014 and 2013.

The Company uses Black-Scholes to estimate the fair value of stock-based awards. The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The Company’s stock-based compensation plans are discussed further in Note 9.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for cumulative preferred stock dividends, (if any), whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. For the three and nine months ended December 31, 2014, the Company had cumulative, undeclared dividends that have not been accrued related to its preferred stock of $95,304 and $194,301, respectively, which were added to the net loss on the condensed consolidated statement of operations in order to calculate net loss per common share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
	2014	2013
Net loss	$(5,089,781)	$(18,123,516)
Less:
Preferred stock beneficial conversion charge	(2,961,723)	—
Undeclared cumulative preferred dividends	(194,901)	—
Net loss attributable to common stockholders	$(8,246,405)	$(18,123,516)
Weighted average shares issued and outstanding	60,032,189	45,342,320
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.40)

The following shows the amounts used in computing net loss per share for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Net loss	$(1,407,758)	$(1,840,331)
Less:
Preferred stock beneficial conversion charge	(492,910)	—
Undeclared cumulative preferred dividends	(95,304)	—
Net loss attributable to common stockholders	$(1,995,972)	$(1,840,331)
Weighted average shares issued and outstanding	60,057,846	58,995,821
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.03)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Nine Months Ended December 31,
	2014	2013
Class A convertible preferred stock	13,286,640	—
Stock options	4,680,124	9,908,272
Warrants	4,750,277	24,144,727
	22,717,041	34,052,999

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

We did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values. We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2014.

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

Note 4. Related Party Transactions

5% Bridge Notes

From December 2013 to March 2014, the Company issued to certain accredited investors unsecured convertible promissory notes (the “5% Bridge Notes”) in the original principal amount of $1,793,000. This includes two notes in the aggregate amount of $120,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer, on December 11, 2013 and January 10, 2014 as well as a note in the amount of $100,000 issued to GBR Investments, LLC on February 3, 2014, of which Richard Rathmann, a Director of the Company, is the manager (see Note 6).

Related Party Notes Payable

As of December 31, 2014 and March 31, 2014, the Company had aggregate principal balances of $483,500 and $555,500, respectively, in outstanding unsecured indebtedness owed to four related parties, including former members of the Company’s board of directors, representing working capital advances made to the Company from February 2001 through March 2005. These notes bear interest at the rate of 6% per annum and provide for aggregate monthly principal payments which began April 1, 2006 of $2,500, and which increased by an aggregate of $2,500 every nine months to a maximum $10,000 per month. As of December 31, 2014, the aggregate principal payments totaled $8,000 per month. Any remaining principal and accrued interest is due at maturity on various dates through March 1, 2015. Accrued interest, which is included in related party notes payable in the accompanying condensed consolidated balance sheets, amounted to $826,200 and $802,600 as of December 31, 2014 and March 31, 2014, respectively.

Class A Convertible Preferred Stock

In November 2014, both Mr. Shelton and GBR Investments, LLC participated in the Class A convertible preferred stock offering described in Note 8 and the Company issued 4,167 shares of Class A convertible preferred stock each in exchange for an aggregate amount of $100,000.

Note 5. Notes Payable

In December 2014, the Company issued to certain accredited investors 2014 Series Secured Promissory Notes (the “7% Bridge Notes”) in the aggregate original principal amount of $615,000. The 7% Bridge Notes accrue interest at a rate of 7% per annum. All principal and interest under the 7% Bridge Notes will be due on July 1, 2015, however, the Company may elect to extend the maturity date of the notes to January 1, 2016 by providing written notice to the note holders and a warrant to purchase a number of shares of the Company’s common stock equal to (a) the then outstanding principal balance of the note, divided by (b) $0.50 multiplied by 125%. The Company may prepay the 7% Bridge Notes at any time without penalty and shall prepay the 7% Bridge Notes in an amount equal to 25% of the net cash proceeds received by the Company during each month from the issuance of either debt or equity.

The 7% Bridge Notes are secured by all tangible assets of the Company pursuant to the terms of that certain Security Agreement dated December 3, 2014 between the Company and the note holders. The Company is obligated to keep the collateral and all of its other personal property and assets free and clear of all other security interests, except for certain limited exceptions.

In connection with the issuance of the 7% Bridge Notes, the Company issued the note holders warrants to purchase 1,537,500 shares of common stock at an exercise price of $0.50 per share. The warrants are exercisable on May 31, 2015 and expire on November 30, 2021. The relative fair value of the warrants of $312,700 was recorded as a debt discount and is amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the notes.  During the three and nine months ended December 31, 2014, the Company amortized $38,100 of the debt discount to interest expense for these notes.

The Company did not pay any discounts or commissions with respect to the issuance of the 7% Bridge Notes or the warrants. In January 2015, the Company issued an additional 7% Bridge Note in the amount of $250,000 and also repaid $113,475 of the original principal balance outstanding as of December 31, 2014, representing 25% of the proceeds from the Class A convertible preferred stock offering during the month of December 2014 (see Note 10).

Note 6. Convertible Debentures Payable

5% Bridge Notes

From December 2013 to March 2014, the Company issued to certain accredited investors unsecured convertible promissory notes in the original principal amount of $1,793,000.

The 5% Bridge Notes accrued interest at a rate of 5% per annum from the date of issuance through date of payment, on a non-compounding basis. All principal and interest under the 5% Bridge Notes became due on June 30, 2014.

In connection with the issuance of the 5% Bridge Notes, the Company granted these investors warrants to purchase 896,500 shares of common stock at an exercise price of $0.49 per share. The warrants were exercisable on May 31, 2014 and expire on December 31, 2018. The relative fair value of the warrants of $279,100 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the 5% Bridge Notes.  During the nine months ended December 31, 2014, the Company amortized $184,700 of the debt discount to interest expense for these notes.

The agreement allowed that in the event the Company designated and issued one or more types of equity securities while the 5% Bridge Notes were outstanding (a “Subsequent Offering”), the Company must provide written notice to the holders of the notes and such holders had a right to convert up to all of the principal and accrued unpaid interest on the notes into shares of such equity securities on the same terms as the Subsequent Offering during the ten days following the provision of such notice. The conversion price for these equity securities was 90% of the offering price for the equity securities in the Subsequent Offering. At the time of issuance, the Company was unable to value the conversion feature of these 5% Bridge Notes given the absence of a fixed conversion rate and the convertibility of the 5% Bridge Notes was contingent upon the completion of a Subsequent Offering. However, on May 6, 2014, the Company completed the first convertible preferred stock offering which established a firm commitment date. This triggered the valuation of the beneficial conversion feature of the 5% Bridge Notes which aggregated $826,900 and was recorded as interest expense during the nine months ended December 31, 2014. Note holders with a principal amount of $1,743,000, together with $24,000 of accrued interest, converted their 5% Bridge Notes to convertible preferred stock units (see Note 8) and one note holder was paid principal and interest of $50,753.

Emergent Financial Group, Inc. (“Emergent”) served as the Company’s placement agent in connection with the original placement of the 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes. Debt financing costs of $151,570, comprised primarily of the commission earned by Emergent, were amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the notes. During the nine months ended December 31, 2014, the Company amortized $98,400 of the debt financing costs to interest expense for these notes.

Note 7. Commitments and Contingencies

Facility and Equipment Leases

We lease 11,900 square feet of corporate, research and development, and warehouse facilities in Lake Forest, California under an operating lease expiring June 30, 2015, which we do not intend to renew. We are currently exploring other facilities to meet our growing demands. The lease agreement contains certain scheduled rent increases, which are accounted for on a straight-line basis.

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

Note 8. Stockholders’ Equity

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

Issuance of Class A Convertible Preferred Stock

In May 2014, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Investors. Through December 31, 2014, aggregate gross cash proceeds of $3.4 million (approximately $2.8 million after offering costs) were collected in exchange for the issuance of 279,280 shares of our Class A Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 2,234,240 shares of our common stock at an exercise price of $0.50 per share. The Company intends to use the net proceeds for working capital purposes.

Pursuant to the subscription agreements, the Company issued shares of a newly established Class A Convertible Preferred Stock and warrants to purchase common stock of Cryoport. The shares and warrants were issued as a unit (a “Unit”) consisting of (i) one share of Class A Convertible Preferred Stock and (ii) one warrant to purchase eight (8) shares of the Company’s common stock at an exercise price of $0.50 per share, which were immediately exercisable and may be exercised at any time on or before March 31, 2019.

Pursuant to the terms of the 5% Bridge Notes issued by the Company between December 2013 and March 2014 with a total original principal amount of $1,793,000, the issuance of the Units to Investors at $12.00 per Unit entitled the holders of the 5% Bridge Notes to convert up to the entire principal and accrued interest amount under the 5% Bridge Notes into Units at a rate of $10.80 per Unit. Through December 31, 2014, 5% Bridge Note holders totaling $1,743,000 in original principal sum elected to convert their 5% Bridge Notes, including accrued interest of $24,000, for Units in exchange for the issuance of 163,608 shares of our Class A Convertible Preferred Stock and warrants to purchase up to 1,308,864 shares of our common stock at an exercise price of $0.50 per share. Two of the 5% Bridge Note holders that executed subscription agreements to convert 5% Bridge Notes in the aggregate principal amount of $220,000 are affiliates of the Company – Jerrell W. Shelton, the Company’s Chief Executive Officer, and GBR Investments, LLC, which is managed by Richard Rathmann, a Director and Chairman of the Board of Directors of the Company (collectively, the “Affiliates”).

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $3.0 million through December 31, 2014. This amount was accreted to accumulated deficit and additional paid-in capital during the nine months ended December 31, 2014.

Emergent served as the Company’s placement agent in this transaction and received, with respect to the gross proceeds received from Investors who converted their 5% Bridge Notes into Units (not including those conversions by the Affiliates), a commission of 3% and a non-accountable finance fee of 1% of such proceeds, and with respect to gross proceeds received from all other Investors, a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from such Investors, plus reimbursement of legal expenses of up to $40,000. Emergent was issued a warrant to purchase three shares of common stock at an exercise price of $0.50 per share for each Unit issued in this transaction. The Company and Emergent have agreed that the offering of Units to new Investors will conclude on February 4, 2015.

As of December 31, 2014, 442,888 shares of Class A Convertible Preferred Stock and 3,543,104 of the related warrants were outstanding for Investors and 1,241,592 warrants were outstanding for Emergent in connection with the Class A Convertible Preferred Stock offering and the 5% Bridge Note conversions.

No dividends have been declared as of December 31, 2014; however, the cumulative preferred stock dividend of $194,901 is included in the net loss attributable to common stockholders (see Note 3) and the liquidation preference.

Common Stock Reserved for Future Issuance

As of December 31, 2014, approximately 101.8 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, preferred stock, stock options and warrants, as follows:

Class A convertible preferred stock converted to common stock	13,286,640
Exercise of stock options	21,333,132
Exercise of warrants	67,183,147
Total shares of common stock reserved for future issuances	101,802,919

In August 2014, we issued 20,000 shares of restricted common stock to a consultant in exchange for services. The Company recognized $9,000 in expense related to these shares for the nine months ended December 31, 2014.

Note 9. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	61,194,343	$0.84
Issued	6,322,196	0.50
Exercised	(50,000)	0.20
Cancelled	—	—
Expired	(283,392)	2.85
Outstanding — December 31, 2014	67,183,147	$0.80	2.5	$2,074,500
Vested (exercisable) — December 31, 2014	65,565,647	$0.80	2.4	$2,074,500

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on December 31, 2014, which was $0.44 per share.

The fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions for the nine months ended December 31, 2014:

Expected life (years)	4.3 – 7.0
Risk-free interest rate	1.2% - 2.0%
Volatility	116.5% – 125.3%
Dividend yield	0%

Stock Options

We have three stock incentive plans: the 2002 Stock Incentive Plan, or the 2002 Plan, the 2009 Stock Incentive Plan, or the 2009 Plan and the 2011 Stock Incentive Plan, or the 2011 Plan (collectively, the “Plans”). The 2002 Plan authorizes the grant of incentive awards, including stock options, for the purchase of up to a total of 500,000 shares and has no shares available for future issuances as the 2002 Plan has expired. Subsequent to the adoption of the 2011 Plan, no new options have been granted pursuant the 2009 Plan or 2002 Plan. In September 2009, the stockholders approved the issuance of up to 1,200,000 shares of common stock available for issuance under the 2009 Plan and as of December 31, 2014, the Company has 303,768 shares available for future awards under the 2009 Plan. In September 2011, the stockholders authorized the issuance of up to 2,300,000 shares of the Company's common stock. On September 13, 2012, the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 3,000,000 shares. On September 6, 2013 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 7,100,000 shares. On August 29, 2014 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 1,500,000 shares. As of December 31, 2014, there were 2,585,985 incentive awards available for grant under the 2011 Plan. In December 2014, 3,150,000 options were granted outside the plan to Jerrell Shelton, the Company’s Chief Executive Officer.

We granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions for the nine months ended December 31, 2014:

Expected life (years)	1.5 – 6.1
Risk-free interest rate	0.31% - 2.03%
Volatility	102.7% – 127.7%
Dividend yield	0%

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

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	11,894,205	$0.35
Granted (weighted-average fair value of $0.35 per share)	9,691,388	0.41
Exercised	(7,892)	0.27
Forfeited	(222,369)	0.30

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Expired	(22,200)	2.29
Outstanding — December 31, 2014	21,333,132	$0.38	8.5	$2,047,600
Vested (exercisable) — December 31, 2014	7,177,674	$0.39	6.7	$978,400
Unvested (unexercisable) — December 31, 2014	14,155,458	$0.37	9.4	$1,069,200

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2014, which was $0.44 per share.

As of December 31, 2014, there was unrecognized compensation expense of $4.4 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.5 years.

Note 10. Subsequent Events

In January 2015, the Company issued an accredited investor a 7% Bridge Note in the aggregate original principal amount of $250,000. In connection with the issuance of such note, the Company issued the noteholder warrants to purchase 625,000 shares of common stock at an exercise price of $0.50 per share. Through January 2015, notes in the aggregate principal amount of $865,000 and warrants to purchase 2,162,500 shares of common stock have been issued. In January 2015, the Company repaid $113,475 of the original principal amount outstanding under the 7% Bridge Notes at December 31, 2014.

On February 4, 2015, The Company issued additional shares of the Class A Convertible Preferred Stock to Investors. Gross proceeds of $142,350 (approximately $123,800 after offering costs) were collected in exchange for the issuance of 11,862 shares of our Class A Convertible Preferred Stock, and warrants, exercisable immediately through March 31, 2019, to purchase up to a total of 94,896 shares of our common stock at an exercise price of $0.50 per share. The Company intends to use the net proceeds for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary Cryoport Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 25, 2014 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of December 31, 2014 (unaudited) and the consolidated balance sheet as of March 31, 2014 (audited) and the related unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2014 and 2013, and cash flows for the nine months ended December 31, 2014 and 2013 and the related notes thereto (see Item 1. Financial Statements) as well as the audited consolidated financial statements of the Company as of March 31, 2014 and 2013 and for the years then ended included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

General Overview

We provide cryogenic logistics solutions to the life sciences industry through a combination of purpose-built proprietary packaging, information technology and specialized cold chain logistics knowhow. We view our solutions as disruptive to the “older technologies” of dry ice and liquid nitrogen, in that our solutions are comprehensive and combine our competencies in configurations that are customized to our client’s requirements. We provide comprehensive, reliable, economic alternatives to all existing logistics solutions and services utilized for frozen shipping in the life sciences industry (e.g., personalized medicine, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to cryogenic or frozen temperatures). We provide the ability to monitor, record and archive crucial information for each shipment that can be used for scientific and regulatory purposes.

Our Cryoport Express® Solutions include a sophisticated cloud-based logistics operating platform that we have branded as the Cryoportal™. The Cryoportal™ supports the management of the entire shipment and logistics process through a single interface, including initial order input, document preparation, customs clearance, courier management, shipment tracking, issue resolution, and delivery. In addition, it provides unique and incisive information dashboards and validation documentation for every shipment. The Cryoportal™ records and retains a fully documented “chain-of-custody” and, at the client’s option, “chain-of-condition” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained throughout the process. This recorded and archived information allows our clients to meet exacting requirements necessary for scientific work and for proof of regulatory compliance during the logistics phase.

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, The Cryoport Express® Shippers. Cryoport Express® Shippers are cost-effective and reusable cryogenic transport containers (our standard shipper is a patented vacuum flask) utilizing an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° C and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and the recently introduced Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging as well (e.g., vials, canes, straws, plates, etc.)

Our most used solution is the “turnkey” solution, which can be accessed directly through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed and cleared, we ship a fully charged Cryoport Express® Shipper package to the client who conveniently loads its frozen commodity into the inner chamber of the Cryoport Express® Shipper.  The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address (“Flap A”) for pre-arranged carrier pick up.  Cryoport arranges for the pick-up of the parcel by a shipping service provider, which is designated by the client or chosen by Cryoport, for delivery to the client’s intended recipient.  The recipient simply opens the shipper package and removes the frozen commodity that has been shipped.  The recipient then reseals the package, displaying the nearest Cryoport Operations Center address (“Flap B”) making it ready for pre-arranged carrier pick-up. When the Cryoport Operations Center receives the Cryoport Express® Shipper, it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

In late 2012, we shifted our focus to become a comprehensive cryogenic logistics solutions provider. Recognizing that clients in the life sciences industry have varying requirements, we unbundled our technologies, establishing customer facing solutions and taking a consultative approach to the market. Today, in addition to our standard “Turn-key Solution,” described above, we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” designed for clients making 50 or more shipments per month. Under this solution, we supply an inventory of our Cryoport Express® Shipper packages to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers packages to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. Under this solution, the customer accepts a significant level of risk for a successful shipment.

•	“powered by CryoportSM,” made available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings, with “powered by CryoportSM” appearing prominently on the offering software interface and packaging. This solution can also be private labeled upon meeting certain requirements, such as minimum required shipping volumes.

•	“Integrated Solution,” which is our outsource solution. It is our most comprehensive and complex solution. It involves our management of the entire cryogenic logistics process for our client, including Cryoport employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution,” designed for allogeneic therapies. In this model we supply our Cryoport Express® Shipper package to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies. In this model, our Cryoport Express® Shipper package serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process, including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

Agreements

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, Cryoport provides on-site logistics personnel and its logistics management operating platform, the CryoportalTM, to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing logistics data and processes to further introduce economies and reliability throughout the network, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum utilization of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013 the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine.

FedEx. In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (the “FedEx Agreement”) renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and, unless sooner terminated as provided in the FedEx Agreement, expires on December 31, 2015. FedEx has the right to terminate this agreement at any time for convenience upon 180 days’ notice.

Under our FedEx Agreement, we provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, FedEx has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by CryoportSM” for use by FedEx and its customers, giving them access to the full capabilities of our cloud-based logistics management software platform.

Liventa Biosciences. In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a privately-held, commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will use Cryoport’s Regenerative Medicine Point-of-Care Repository Solution for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s Regenerative Medicine Point-of-Care Repository Solution will eliminate the risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to confidently serve orthopedic practices, surgical centers, pain clinics, hospitals and, eventually, pharmacies and specialty care providers. The agreement has an initial three-year term and may be renewed for consecutive three-year terms, unless earlier terminated by either party. Liventa also agreed to certain performance criteria and the issuance of 150,000 shares of its common stock to Cryoport in exchange for the exclusive right to offer, market and promote Cryoport Express® Solutions for cellular-based therapies requiring cryogenic temperatures for use in the orthopedic arena in the United States.

DHL. In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). This relationship with DHL is a further implementation of the Company’s expansion of distribution partnerships under the “powered by CryoportSM” model described above, allowing us to expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings. DHL can now enhance and supplement its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL added 15 additional certified Life Sciences stations in the second quarter of 2014 bringing the Thermonet network to 60 stations in operation. Over the course of rolling out our new relationship, this expanded network will offer Cryoport’s cryogenic solutions under the DHL brands as “powered by CryoportSM”.  In addition, DHL’s customers will be able to have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

UPS. In October 2014, we added United Parcel Services, Inc. (“UPS”) as our third major distributor by entering into an agreement with UPS Oasis Supply Corporation, a part of UPS, whereby UPS will offer our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. This relationship with UPS is a further implementation of the Company’s expansion of distributors under the “powered by CryoportSM” model described above, allowing us to further expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings through UPS.

Over the course of rolling out our new relationship with UPS, UPS customers will have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and gain access to UPS’s broad array of domestic and international shipping and logistics solutions at competitive prices. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with UPS’s tracking and billing systems to provide UPS life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

Cryoport now serves and supports the three largest integrators in the world, accounting for over 85% of worldwide freight shipments, with its advanced cryogenic logistics solutions for life sciences. We operate with each independently and confidentially in support of their respective market and sales strategies. We maintain our independent partnerships with strict confidentiality guidelines within the Company. These agreements represent a significant validation of our solutions and the way we conduct our business.

In summary, we serve the life sciences industry with cryogenic logistics solutions that are advanced, comprehensive, reliable, validated, and efficient. Our clients include those companies and institutions that have logistics requirements for personalized medicine, immunotherapies, stem cells, cell lines, tissue, vaccines, in-vitro fertilization, cord blood, and other temperature sensitive commodities of life sciences.

Companies or institutions such as therapy developers for personalized medicine, bio-pharmaceuticals, research, contract research organizations, diagnostic laboratories, contract manufacturers, cord blood repositories, vaccine manufacturers, animal husbandry related companies, in-vitro fertilization clinics, and other organizations handling commodities requiring reliable cryogenic logistics solutions are amongst our clients. These companies usually operate within heavily regulated environments and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take three to nine months or longer to complete prior to a potential customer adopting one or more of our Cryoport Express® Solutions.

We have incurred losses since inception and have an accumulated deficit of $93.9 million through December 31, 2014.

Results of Operations

Three months ended December 31, 2014 compared to three months ended December 31, 2013:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
	($ in 000’s)

Revenues	$975	$757	$218	28.8%
Cost of revenues	(740)	(590)	(150)	25.5%

Gross margin	235	167	68	40.4%
Selling, general and administrative	(1,493)	(1,306)	(187)	14.3%
Research and development	(99)	(118)	19	(16.4)%
Debt conversion expense	—	(553)	553	(100.0)%
Interest expense	(49)	(32)	(17)	52.9%
Change in fair value of derivative liabilities	—	2	(2)	(100.0)%
Other expense, net	(2)	—	(2)	100.0%
Provision for income taxes	—	—	—	—

Net loss	$(1,408)	$(1,840)	$432	(23.5)%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market, and research institutions. Revenues increased by $217,900 or 28.8% for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. This increase is primarily driven by an overall increase in the number of customers utilizing our solutions and the frequency of shipments compared to the prior year quarter and an increase in revenues in the reproductive medicine market, partially offset by a decrease in revenues from Zoetis. Revenues in the reproductive medicine market increased by 38% to $234,900 for the quarter ended December 31, 2014, as compared to the same quarter in the prior year and continues to respond to our telemarketing activities and email and other targeted marketing campaigns. Our revenues from Zoetis were $202,100 for the quarter ended December 31, 2014, representing a 19% decrease over the prior year quarter, resulting from certain pass-through freight charges now being directly billed to Zoetis by the third party provider and special projects completed during the prior year quarter.

Gross margin and cost of revenues. Gross margin for the three months ended December 31, 2014 was 24.1% of revenues, as compared to 22.1% of revenues for the three months ended December 31, 2013. The increase in gross margin is primarily due to the increase in revenues combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the three months ended December 31, 2014 was 75.9% of revenues, as compared to 77.9% of revenues for the three months ended December 31, 2013. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $187,200 for the three months ended December 31, 2014 or 14.3% as compared to the three months ended December 31, 2013. The increase is primarily due to salaries and recruiting fees incurred to expand our sales force, the engagement of an investor relations firm and related activities, equity based compensation charges, and public company related expenses including legal, SOX and financial reporting expenses.

Research and development expenses. Research and development expenses decreased $19,400 or 16.4% for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Our research and development efforts are focused on continually improving the features of our Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and the development of new packaging solutions and additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. Research and development expenses to date have consisted primarily of costs associated with continually improving the features of our Cryoport Express® Solution including the web based customer service portal and Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by our Cryoport Express® Solution. Other research and development efforts have been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°- 8°C markets.

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

Interest expense. Interest expense increased $16,800 for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Interest expense for the three months ended December 31, 2014 included accrued interest on our related party notes payable of approximately $7,500, amortization of the debt discount on the 7% Bridge Notes of $38,100 and related interest expense of $3,000. Interest expense for the three months ended December 31, 2013 included accrued interest on our related party notes payable of approximately $8,900, amortization of the debt discount and deferred financing fees of approximately $25,300 and interest expense on our bridge notes of approximately $1,100.

Change in fair value of derivative liabilities. The warrants classified as derivative liabilities expired in April 2014. The gain on the change in fair value of derivative liabilities was $1,200 for the three months ended December 31, 2013 as a result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Nine months ended December 31, 2014 compared to nine months ended December 31, 2013:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
	($ in 000’s)
Revenues	$2,737	$1,825	$912	50.0%
Cost of revenues	(1,938)	(1,531)	(407)	26.6%

Gross margin	799	294	505	171.9%
Selling, general and administrative	(4,431)	(3,768)	(663)	17.6%
Research and development	(268)	(330)	62	(18.8)%
Debt conversion expense	—	(13,714)	13,714	(100.0)%
Interest expense	(1,185)	(627)	(558)	89.1%
Change in fair value of derivative liabilities	—	21	(21)	(100.0)%
Other expense, net	(3)	—	(3)	100.0%
Provision for income taxes	(2)	—	(2)	100.0%

Net loss	$(5,090)	$(18,124)	$13,034	(71.9)%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market, and research institutions. Revenues increased $911,700 or 50.0% for the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. This increase is primarily driven by an overall increase in the number of customers utilizing our services and frequency of shipments compared to the prior year, an increase in revenues in the reproductive medicine market and the ramp up and expansion of logistics services provided to Zoetis. Revenues in the reproductive medicine market increased by 82% over the prior period to $691,400 for the nine months ended December 31, 2014, driven by continued success of our telemarketing activities and email and other targeted marketing campaigns and an increased awareness of our cryogenic logistics solutions in this market. Our revenues from Zoetis were $685,000 for the nine months ended December 31, 2014, representing a 21% increase over the prior year period. This is reflective of the expansion of our services, both domestically and globally, provided to Zoetis for a primary poultry vaccine, and the addition of logistics management for a second vaccine that was introduced to the market during the fourth calendar quarter of 2013.

Gross margin and cost of revenues. Gross margin for the nine months ended December 31, 2014 was 29.2% of revenues, as compared to 16.1% of revenues for the nine months ended December 31, 2013. The increase in gross margin is primarily due to the increase in revenues combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the nine months ended December 31, 2014 was 70.8% of revenues, as compared to 83.9% of revenues for the nine months ended December 31, 2013. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $663,200 for the nine months ended December 31, 2014 or 17.6% as compared to the nine months ended December 31, 2013. The increase is primarily due to salaries and recruiting fees incurred to expand our sales force, the engagement of an investor relations firm and related activities, equity based compensation charges, public company related expenses including legal, SOX and financial reporting expenses, and banking charges as a result of the higher business volume.

Research and development expenses. Research and development expenses decreased $62,000 or 18.8% for the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of new packaging solutions and additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. Research and development expenses to date have consisted primarily of costs associated with continually improving the features of our Cryoport Express® Solution including the web based customer service portal and the Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by our Cryoport Express® Solution. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°- 8°C markets.

Debt conversion expense. Debt conversion expense for the nine months ended December 31, 2013 of $13.7 million was related to the induced conversion of $4.1 million of aggregate principal and interest from the bridge notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the bridge notes. The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance. The fair value of the warrants was calculated using Black-Scholes.

Interest expense. Interest expense increased $558,600 for the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. Interest expense for the nine months ended December 31, 2014 included amortization of the debt discount and deferred financing fees of approximately $1.1 million, of which $826,900 related to the fair value of the beneficial conversion feature of the 5% Bridge Notes that was triggered by the convertible preferred stock offering, interest expense on our 5% Bridge Notes of approximately $10,600, accrued interest on our related party notes payable of approximately $23,600, amortization of the debt discount on the 7% Bridge Notes of $38,100 and related interest expense of $3,000. Interest expense for the nine months ended December 31, 2013 included accrued interest on our related party notes payable of approximately $27,900, amortization of the debt discount and deferred financing fees of approximately $540,600 and interest expense on our bridge notes of approximately $58,600.

Change in fair value of derivative liabilities. The warrants classified as derivative liabilities expired in April 2014. The gain on the change in fair value of derivative liabilities was $20,800 for the nine months ended December 31, 2013 as a result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash and cash equivalents of $773,900 and negative working capital of $1.6 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the nine months ended December 31, 2014, we used $2.8 million of cash for operations primarily as a result of the net loss of $5.1 million offset by non-cash expenses of $1.9 million primarily comprised of amortization of debt discount and deferred financing costs, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts payable and accruals of $317,600 and a reduction in accounts receivable of $107,900 due to improved collections.

Net cash used in investing activities of $67,900 during the nine months ended December 31, 2014 was due to the purchase of the recently introduced Cryoport Express® CXVC1 Shippers (holding up to fifteen hundred 2.0 ml vials).

Net cash provided by financing activities totaled $3.3 million during the nine months ended December 31, 2014, and resulted from net proceeds from the issuance of convertible preferred stock of $2.8 million, proceeds from the exercise of stock options and warrants of $11,600 and proceeds of $615,000 from notes payable, partially offset by the repayment of convertible debentures of $50,000 and the repayment of related party notes of $72,000.

As discussed in Note 2 of the accompanying condensed consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company received gross proceeds of $3.4 million (approximately $2.8 million after offering costs) in exchange for the issuance of 279,280 shares of convertible preferred stock in the first three quarters of fiscal 2015 which is further described in Note 8 in the accompanying condensed consolidated financial statements and proceeds of $865,000 from the 7% Bridge Notes (see Notes 5 and 10). The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions. However, the Company’s management recognizes that the Company will need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2015. In addition, management will continue to review its operations for further cost reductions to extend the time that the Company can operate with its current cash on hand and additional bridge financing and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes.

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

Based on our overall cash and cash equivalents interest rate exposure as of December 31, 2014, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

The above only incorporates those exposures that existed as of December 31, 2014, and does not consider those exposures or positions which could arise after that date.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the third quarter of 2014, we entered into definitive agreements for the issuance of 107,979 shares of our Class A Convertible Preferred Stock and warrants to purchase 863,832 shares of our common stock which were issued to certain institutional and accredited investors in exchange for aggregate gross proceeds of $1,295,736.  The warrants have an exercise price of $0.50 per share, vest immediately and may be exercised at any time on or before March 31, 2019.

During December 2014, we issued 2014 Series Secured Promissory Notes (the “7% Bridge Notes”) in the aggregate original principal amount of $615,000. The 7% Bridge Notes accrue interest at a rate of 7% per annum. All principal and interest is due on July 1, 2015 unless we elect to extend the maturity date to January 1, 2016 by providing written notice to the note holders and a warrant to purchase a number of shares of common stock equal to (a) the then outstanding principal balance of the note, divided by (b) $0.50 multiplied by 125%. In connection with the issuance of the notes, we issued the note holders warrants to purchase 1,537,500 shares of common stock at an exercise price of $0.50 per share. The warrants are exercisable on May 31, 2015 and expire on November 20, 2021.

The issuance of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D promulgated there under, as a transaction by an issuer not involving a public offering. With respect to the transactions listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf, the securities sold are subject to transfer restrictions, and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

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

Cryoport, Inc.

Dated: February 5, 2015

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: February 5, 2015

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

