Form 10-K
period 2015-03-31
Cryoport, Inc.
filed 2015-05-19
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2014 was $25,056,500(1) based on the closing sale price of such common equity on such date.

As of May 8, 2015 there were 5,025,577 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Excludes 215,286 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding as of September 30, 2014.

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

PART 1

Item 1. Business

Overview

Cryoport is a leading provider of cryogenic logistics solutions to the life sciences industry through its purpose-built proprietary packaging, information technology and specialized cold chain logistics expertise. We provide leading edge logistics solutions for biologic materials such as immunotherapies, stem cells, CAR-T cells, and reproductive cells for clients worldwide, including points-of-care, CRO’s, central laboratories, biopharmaceuticals, contract manufacturing, health centers and university research. Our packaging is built around our proprietary Cryoport Express® liquid nitrogen dry vapor shippers, which are validated to maintain a constant -150°C temperature for a ten day dynamic shipment duration. Our information technology centers on our Cryoportal™ Logistics Management Platform, which facilitates management of the entire shipment process.

We view our solutions as disruptive to “older technologies” such as dry ice, in that our solutions provide reliable, economic alternatives to existing solutions and services utilized for frozen shipping in life sciences, including immunotherapies, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances and other items that require continuous exposure to frozen or cryogenic temperatures.

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

Our most used solution is the “turnkey” solution, which can be accessed directly through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed and cleared, we ship a fully charged Cryoport Express® Shipper to the client who conveniently loads its frozen commodity into the inner chamber of the Cryoport Express® Shipper. The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address (“Flap A”) for pre-arranged carrier pick up. Cryoport arranges for the pick-up of the parcel by a shipping service provider, which is designated by the client or chosen by Cryoport, for delivery to the client’s intended recipient. The recipient simply opens the shipper package and removes the frozen commodity that has been shipped. The recipient then reseals the package, displaying the nearest Cryoport Operations Center address (“Flap B”), making it ready for pre-arranged carrier pick-up. When the Cryoport Operations Center receives the Cryoport Express® Shipper, it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

In late 2012, we shifted our focus to become a comprehensive cryogenic logistics solutions provider. Recognizing that clients in the life sciences industry have varying requirements, we unbundled our technologies, established customer facing solutions and took a consultative approach to the market. Today, in addition to our standard “Turn-key Solution,” described above, we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” designed for clients making 50 or more shipments per month. Under this solution, we supply an inventory of our Cryoport Express® Shippers to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package.

•	“Customer Managed Solution,” a limited customer implemented solution, whereby we supply our Cryoport Express® Shippers to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us.

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings, with “powered by CryoportSM” appearing prominently on the offering software interface and packaging. This solution can also be private labeled upon meeting certain requirements, such as minimum required shipping volumes.

•	“Integrated Solution,” which is our total outsource solution. It is our most comprehensive solution and involves our management of the entire cryogenic logistics process for our client, including Cryoport employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution,” designed for allogeneic therapies. In this solution we supply our Cryoport Express® Shipper to ship and store cryogenically preserved life science products for up to six days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device.

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies. In this solution our Cryoport Express® Shipper serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device.

Competitive Advantages

With our first-to-market cryogenic logistics solutions for the life sciences industry, we have established a unique lead over potential competitors. Furthermore, we are not aware of a company that offers comparable solutions and has the same capabilities Cryoport has as a global provider of advanced, validated cryogenic logistics solutions. As a solutions company working with our tools in packaging, information technology, and cryogenic logistics, we address our growing $1.7 billion cryogenic logistics market in innovative and creative ways.

The majority of our competition utilizes “old technologies.” In fact, most of our market still uses dry ice and liquid nitrogen. In the case of dry ice the technology does not deliver cryogenic temperatures and, consequently, this medium allows cells to degrade, sometimes beyond any utility. When biology was less developed, dry ice was believed to be acceptable and was readily available.

Liquid nitrogen, on the other hand, while effective, is bulky, expensive and has special handling requirements. Both dry ice and liquid nitrogen are classified “hazardous” by shipping companies and regulatory authorities. In addition to being ineffective and/or classified as “dangerous goods,” they are inefficient when compared to Cryoport solutions. Conversely, Cryoport’s solutions are classified as non-hazardous.

Having been validated and qualified as a solutions provider for hundreds of life sciences companies and institutions, Cryoport has logged over 20,000 shipments to over 80 countries with hundreds of life sciences materials. Once life sciences companies start utilizing our advance cryogenic logistics solutions, we experience minimal client attrition.

While we look at companies such as Thermo Fisher Scientific, AmerisourceBergen Corporation and Marken as potential competitors, some of these companies are also our customers.

We think our competitive position is further enhanced by our respective “powered by Cryoport” partnership agreements with FedEx, DHL and UPS, who collectively, account for approximately 85% of world’s air freight and who, individually, have been expanding their offerings of cold chain logistics solutions to the life sciences industry. In short, we are the cryogenic solution for each of them, employing our packaging, our software and our logistics expertise.

The challenge for our seasoned, professional management team is to maintain what we believe to be a four year lead in the marketplace. In other words, we think it would take a serious potential competitor at least four years to build out the competencies that we possess and the knowledge we have of the marketplace.

In addition to our intellectual property consisting of three issued U.S. patents, one pending U.S. patent application, and one U.S. provisional patent application and our lead as the first to market mover, we think our biggest competitive advantage is our speed to market with new solutions and our sensitivity to anticipate and react to market needs. Our solutions are comprehensive and it is in our “DNA” to maintain our market lead by employing the best people in the industry as well as our current and new technologies to maintain that lead.

Given today’s environmental concerns, we also consider the fact that we are “green” to be a competitive advantage. Our packaging materials are recyclable and the key components are reusable. The fact that the inner and outer shells of our shippers are made of aircraft-grade aluminum makes these components recyclable as well. We take our responsibility toward the environment seriously.

Strategic Logistics Alliances

We have sought to establish strategic alliances as a method of marketing our solutions to the life sciences industry. We have focused our efforts on leading companies in the logistics services industry as well as participants in the life sciences industry. In connection with our alliances with providers of shipping services, we refer to their offerings as “powered by CryoportSM” to reflect our solutions being integrated into our alliance partner’s services.

Cryoport now serves and supports the three largest integrators in the world, responsible for over 85% of worldwide airfreight, with its advanced cryogenic logistics solutions for life sciences. We operate with each independently and confidentially in support of their respective market and sales strategies. We maintain our independent partnerships with strict confidentiality guidelines within the Company. These agreements represent a significant validation of our solutions and the way we conduct our business.

FedEx. In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (the “FedEx Agreement”) renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM for the management of shipments made by FedEx customers. Under our FedEx Agreement, we provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. During fiscal year 2013, the Company worked closely with FedEx to further align its sales efforts and accelerate penetration within FedEx’s life sciences customer base through improved processes, sales incentives, joint customer calls and more frequent communication at the sales and executive level. In addition, FedEx has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by CryoportSM” for use by its customers, giving them access to the full capabilities of our cloud-based logistics management software platform.

DHL. In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). DHL has now enhanced its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL added 15 additional certified Life Sciences stations in the second quarter of 2014 bringing its Thermonet network to 60 stations in operation. This expanded network offers Cryoport’s cryogenic solutions under the DHL brands as “powered by CryoportSM”. In addition, DHL’s customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

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

These agreements with the three largest integrators in the world, controlling more than 85% of the world’s air shipments, represent a significant validation of our solutions and the way we conduct our business.

Cryoport’s Positioning in the Life Sciences Industry

Life sciences technologies are expected to have a significant impact on global society over the next 25 years. In the United States alone, the life sciences industry is made up of 6,000 identifiable establishments. However, the industry is growing globally in a way where research and manufacturing pipelines span across the globe, which increases the need to mitigate logistics risk.

The total cold chain logistics market has historically grown 70% faster per annum than the total logistics market. For 2011, global cold chain logistics transportation costs were reported to be $7.2 billion; about $1.5 billion within the cryogenic range of requirements. By 2017, transportation cost alone, for global life sciences cold chain logistics, is forecasted to grow to $9.3 billion, a 41% increase, and twice the growth of the overall market.

In addition, with the recent advancements in the development of biologics and cell-based therapies, scientists, intermediaries, and manufacturers require the means for cryogenically transporting their work. Temperatures must be maintained below the “glass point” (generally, minus 136ºC) while shipping these therapies to ensure that the shipped specimens are not subject to degradation that could impact the characteristics and efficacy of those specimens.

While we estimate that our solutions currently offer comprehensive and technology-based monitoring and tracking for a potential of six to seven million deep frozen shipments globally on an annual basis, we also believe that with investment in our services, adaptations of our solutions can be applied to a large portion of an additional fifty-five to sixty million annual shipments requiring ambient (between 20° and 25°C), chilled (between 2° and 8°C) or frozen (minus 10°C or less) temperatures.

Cryoport’s clients include companies and institutions that require reliable cryogenic logistics solutions such as therapy developers for personalized medicine, bio-pharmaceuticals, research, contract research organizations, diagnostic laboratories, contract manufacturers, cord blood repositories, vaccine manufacturers, animal husbandry related companies, and in-vitro fertilization clinics.

Life Sciences Agreements

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

Liventa Biosciences. In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a privately-held, commercial early stage biotechnology company focused on cell-based biologics in the orthopedic industry. Under this agreement, Liventa will use Cryoport’s Regenerative Medicine Point-of-Care Repository Solution for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s Regenerative Medicine Point-of-Care Repository Solution will eliminate the risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. The agreement has an initial three-year term and may be renewed for consecutive three-year terms, unless earlier terminated by either party. Liventa also agreed to certain performance criteria and the issuance of 150,000 shares of its common stock to Cryoport in exchange for the opportunity for an exclusive right to offer, market and promote Cryoport Express® Solutions for cellular-based therapies requiring cryogenic temperatures for use in the orthopedic arena in the United States.

Corporate History and Structure

The Company was originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990 as a Nevada Corporation. Upon completion of a Share Exchange Agreement, on March 15, 2005 the Company changed its name to Cryoport, Inc. and acquired all of the issued and outstanding shares of Cryoport Systems, Inc. Cryoport Systems, Inc. remains the operating company under Cryoport, Inc. At that time Cryoport Systems, Inc. was focused on developing the Cryoport Express® Shipper. Over time the Company has transitioned from being a development company to providing global cold chain logistics solutions to the biotechnology and life sciences industries.

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

During fiscal year 2013, the Company elected Jerrell Shelton as President and CEO, realigned its sales team, and introduced a solutions based sales and operating strategy. In addition, and as part of its global expansion plans, the Company set up its Asian distribution depot in Singapore.

Since the beginning of fiscal year 2014, the Company’s Board of Directors (“Board”) has added certain members to better align the experience and competencies of the directors with the Company’s strategic direction. In March 2013, Richard G. Rathmann, a fund manager, investor, and advisor to life science companies over the past 20 years, was appointed to the Board.  In September 2013, Mr. Rathmann was elected Chairman of the Board. Also in September 2013, Mr. Edward Zecchini, an executive with more than thirty years of experience in the healthcare and information technology industries was appointed to the Board. In June 2014, Dr. Ramkumar Mandalam was appointed to the Board. Dr. Mandalam has more than twenty years of experience in the development of biologics and is currently the President and Chief Executive Officer of Cellerant Therapeutics, Inc., a clinical-stage biotechnology company. Most recently, in January 2015, Richard Berman was appointed to the Board. Mr. Berman’s business career consists of more than 35 years of venture capital, management and merger and acquisitions experience. The Company’s remaining Board member, Jerrell Shelton, the President and Chief Executive Officer of Cryoport, joined the Board in October 2012. The Company’s five person Board has four independent Board members, as determined by NASDAQ Rule 5605(a)(2) and the related rules of the Securities and Exchange Commission.

Cryoport Express® Solutions

Our Cryoport Express® Solutions are currently made up primarily of the Cryoportal™ software platform, Cryoport Express® Shippers, Cryoport Express® Smart Pak data loggers and our life sciences cold chain logistics expertise. Cryoport Express® Solutions are focused on improving the reliability of frozen shipping while reducing our clients’ overall operating costs. This is accomplished by providing complete end-to-end solutions for the transport and monitoring of frozen or cryogenically preserved biological or other materials shipped primarily through distribution partners, such as FedEx, UPS, and DHL, and specialty couriers.

The information technology is centered on a cryogenic logistics operating platform called the CryoportalTM. which is cloud-based. Among its functions, the CryoportalTM programmatically assists in the management of all aspects of the logistics operations beginning with order entry and continuing to monitor, log data, track shipments and store vital information. The CryoportalTM is capable of producing a variety of Cryoport Express® Analytics which report shipment performance metrics and evaluates temperature-monitoring data collected by the Cryoport Express® Smart Pak during shipment.

Cryoport Express® Solutions are focused on improving the reliability of cryogenic logistics while reducing our clients’ overall operating costs. This is accomplished by providing tailored and complete end-to-end solutions for cryogenic logistics requirements including management, transport, monitoring and data collection regarding frozen/cryogenically preserved biological commodities or pharmaceutical materials shipped primarily though integrators and Cryoport’s logistics network which includes specialty couriers, brokers and other intermediaries. Certain of the intellectual property underlying our Cryoport Express® Solutions, other than that related to the Cryoport Express® Shippers, has been, and continues to be, developed under a contract with an outside software development company, with the underlying technology licensed to Cryoport for exclusive use in our field of use.

CryoportalTM

The CryoportalTM is used by Cryoport, our clients and business partners to automate the entry of orders, prepare customs documentation and to facilitate status and location monitoring of shipped orders while in transit. It is used by Cryoport to assist in managing logistics operations and to reduce administrative costs typically provisioned through manual labor relating to order-entry, order processing, preparation of shipping documents and back-office accounting. It is also used to support the high level of customer service expected by the industry. Certain features of the CryoportalTM reduce operating costs and facilitate the scaling of Cryoport’s business, but more importantly they offer significant value to the customer in terms of cost avoidance and risk mitigation. Examples of these features include automation of order entry, development of Key Performance Indicators (“KPI’s”) to support our efforts for continuous process improvements in our business, and programmatic exception monitoring to detect and sometimes anticipate delays in the shipping process, often before the customer or the shipping company becomes aware of them.

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

The Cryoportal™ software platform has been developed as a “carrier-agnostic” system, allowing the client and the Cryoport Client Care team to work with a single or multiple integrators, freight forwarders, couriers and/or brokers depending on the specific requirements and client preferences. To increase operational efficiencies, Cryoportal™ has already been integrated with the tracking systems of FedEx, DHL and UPS and we plan to integrate it with other key logistics providers.

The CryoportalTM was developed for time- and temperature-sensitive shipments that are required to be maintained at specific temperatures, such as ambient (between 20° and 25°C), chilled (between 2° and 8°C) or frozen (minus 10°C or less all the way down to cryogenic temperatures (minus 150°C) to ensure that the shipped specimen is not subject to degradation or out of its designated “safe” range. While our current focus is on cryogenic logistics within the life sciences industry using the logistics solutions described herein, the use of the CryoportalTM can and may be extended into other temperature ranges of the cold chain.

To our knowledge, the Cryoportal™ software platform is unique to cold chain logistics in the life sciences industry. It is robust and has considerable capabilities. It is telling that our strategic alliance partners have chosen to license the Cryoportal™ rather than attempt to duplicate its features in their logistics management software. We have engineered the Cryoportal™ in a way that gives us the ability to offer the “powered by CryoportSM” strategy as a means to addresss all of the varied needs of our strategic alliance partners.

The Cryoport Express® Shippers

Our Cryoport Express® Shippers are cryogenic dry vapor shippers capable of maintaining cryogenic temperatures of minus 150° Celsius or below for a dynamic shipping period of 10 or more days. A dry vapor cryogenic shipper is a device that uses liquid nitrogen contained inside a vacuum insulated vessel which serves as a refrigerant to provide stable storage temperatures below minus 150° Celsius. Our Cryoport Express® Shippers are designed to ensure that there is no pressure build up as the liquid nitrogen evaporates. We have developed a proprietary retention system to ensure that liquid nitrogen stays inside the vacuum container, which allows the shipper to be designated as a dry vapor shipper meeting IATA requirements. Biological or pharmaceutical specimens are stored in a specimen chamber, referred to as a “well” inside the container and refrigeration is provided by gas evolving from the liquid nitrogen entrapped within the proprietary retention system. Specimens that may be transported using our cryogenic shipper include: live cells, scientific or pharmaceutical commodities such as cancer vaccines, diagnostic materials, semen, eggs, embryos, infectious substances, and other commodities that require continuous exposure to frozen/cryogenic temperatures, i.e., temperatures below minus 150° Celsius.

An important feature of our Cryoport Express® Shippers, except for the newly introduced Cryoport Express® CXVC1 Shipper, is their compliance with the stringent packaging requirements of IATA Packing Instructions 602 and 650, respectively. These specifications include meeting internal pressure (hydraulic) and drop performance requirements. Under IATA guidelines, Cryoport Express® Shippers are classified as “Non-hazardous.” Dry ice and liquid nitrogen are classified as “Dangerous Goods.” Our shippers are also in compliance with International Civil Aviation Organization (“ICAO”) regulations that prohibit egress of liquid nitrogen residue from the shipping packages. The ICAO is a United Nations organization that develops regulations for the safe transport of dangerous goods by air.

We currently offer three sizes of dry vapor shippers, the Cryoport Express® Standard Shipper with a storage capacity of up to 75 2.0 ml vials, the Cryoport Express® High Volume Shipper, which has a storage capacity of up to 500 2.0 ml vials, and the Cryoport Express® CXVC1 Shipper, introduced in August 2014, which has a storage capacity of up to 1,500 2.0 ml vials. Our Cryoport Express® Shippers are composed of an aluminum (aircraft-grade) dewar flask, containing a well for holding the high value biological or other materials in its inner chamber and our proprietary retention foam that absorbs the liquid nitrogen placed in the shipper to provide it with its extreme cold temperature. The dewar flask is vacuum insulated to limit the transmission of heat from outside the flask to the liquid nitrogen captured within the absorption foam and the well.

Cryoport Express® Standard Shippers

The Cryoport Express® Standard Shippers are lightweight, low-cost, re-usable dry vapor liquid nitrogen storage containers that, we believe, combine the best features of life sciences packaging, cryogenics science and vacuum insulation technology. A Cryoport Express® Standard Shipper is composed of an aluminum metallic dewar flask, with a well for holding the biological material in the inner chamber. The dewar vessel is a device in which the conduction, convection and radiation of heat are reduced as much as possible giving it the capability of maintaining its contents at a near-constant temperature over relatively long periods of time. The inner chamber of the shipper is surrounded by a high surface, low-density material which retains the liquid nitrogen in-situ by absorption, adsorption, and surface tension. Absorption is defined as the taking up of matter in bulk by other matter, as in the dissolving of a gas by a liquid, whereas adsorption is the surface retention of solid, liquid or gas molecules, atoms or ions by a solid or liquid. This material absorbs liquid nitrogen several times faster than currently used materials, while providing the shipper with a hold time and capacity to transport biological materials safely and conveniently. The annular space between the inner and outer dewar walls is evacuated to a very high vacuum (10-6 Torr). The specimen-holding chamber has a primary cap to enclose the specimens/commodities, and a removable and replaceable secondary cap to further enclose the specimen/commodity-holding container and to contain the liquid nitrogen dry vapor. The entire dewar vessel is then wrapped in a plurality of insulating and cushioning materials and placed in a disposable outer packaging made of recyclable material. The Cryoport Express® Standard Shippers has a storage capacity of up to 75 2.0 ml vials.

The technology underlying the Cryoport Express® Standard Shipper is under constant refinement to further improve its performance and reliability. Our current shippers use aircraft grade aluminum and other lower weight materials, reducing freight cost which is based on dimensional-weight. We maintain ongoing development efforts related to our shippers that are principally focused on material properties, particularly those properties related to our low-temperature requirement, vacuum retention characteristics, such as the permeability of the materials, and lower weight materials in an effort to meet the life sciences market requirements for achieving the most reliable, lowest cost, frozen and cryogenic logistic solutions.

Cryoport Express® High Volume Shippers

The Cryoport Express® High Volume Shipper also uses a dry vapor liquid nitrogen (LN2) technology to maintain minus 150° C temperatures with a dynamic shipping endurance of 10 days. The Cryoport Express® High Volume Shipper is based on the same dry vapor technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The high volume dry shipper is reusable and recyclable, making it a highly sustainable and cost effective method of transporting life science materials. The Cryoport Express® High Volume Shipper has a storage capacity of up to 500 2.0ml vials.

Cryoport Express® CXVC1 Shippers

The Cryoport Express® CXVC1 Shipper is our largest shipper and can be used either as a dry vapor shipper or a liquid shipper. It is designed to focus on vaccine ampoules or cryovial shipments in canisters. In the case of dry vapor liquid nitrogen (LN2), it maintains minus 150° C temperatures with a dynamic shipping endurance of 20 days. In the case of liquid nitrogen (LN2), it maintains minus 150° C temperatures with a shipping endurance of 72 days. The Cryoport Express® CXVC1 Shipper, in dry vapor form, is based on the same technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The Cryoport Express® CXVC1 Shipper, in liquid form, is a straightforward wet dewar with all the characteristics attendant to a wet dewar and with a holding time of 72 days. The Cryoport Express® CXVC1 Shipper is reusable and recyclable, making it a highly sustainable and cost effective method of transporting life science materials. As a point of reference, the Cryoport Express® CXVC1 Shipper has a storage capacity of up to 1,500 0.2ml vials.

Cryoport Express® Shipper Summary

We believe Cryoport Express® Solutions are the best and most cost effective solution available in the biotechnology and life sciences markets and satisfy customer needs and scientific and regulatory requirements relating to the shipment of time- and temperature-critical, frozen and refrigerated transport of biological materials, such as stem cells, cell lines, pharmaceutical clinical trial samples, gene biotechnology, infectious materials handling, animal and human reproduction markets. Due to our proprietary technology and innovative design, our shippers are less prone to losing functional hold time when not kept in an upright position than the competing products because our proprietary dry vapor technology and innovative design prevent the spilling or leakage of the liquid nitrogen when the container is tipped or on its side.

The Cryoport Express® Smart Pak Temperature Monitoring System

Temperature monitoring is a high-value feature from our client’s perspective as it is an effective and reliable method to determine that the shipment materials were not damaged and did not experience degradation during shipment due to temperature fluctuations. Our Smart Pak System consists of a self-contained automated data logger and thermocouple capable of recording cryogenic temperatures of samples shipped in our Cryoport Express® Shippers. The data-logging temperature probe is positioned within the shipper to record the most accurate reading. The resultant temperature mapping includes both the temperature inside the chamber (which is closest to the actual biomaterial) and the external temperature. This reading, combined with the mapping of shipment check-in points, can provide a holistic view of the complete shipping process. At the client’s election, shipments can have a full chain-of-custody and chain-of-condition with data monitoring, analysis, and archival storage available.

Chain-of-Condition

Chain-of-Condition information is essential for many life sciences materials, for laboratories and in some cases for compliance with regulatory authorities. Data monitoring starts with our custom built data logger (the Cryoport Express® Smart Pak). The Cryoport Express® Smart Pak can be set up to report during a shipment and/or after the shipment. For those shipments involving biologics, clinical trials or any other material that needs to be verified before receiving, the information recorded by the data logger can be downloaded to the data station onsite. Alternatively, Cryoport can upload the temperature data from the Cryoport Express® Smart Pak for analysis to the Cryoportal upon return of the shipper. The report from the data monitor serves as analysis for temperature monitoring of the entire shipment as well as a tamper warning. The Cryoportal™ also acts as the data repository for all shipment and temperature information, which the customer can access remotely through the Internet. Chain of condition service provided via Cryoport Express® Smart Pak is available at the client’s election.

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

Cryoport Express® Analytics

Cryoport Express® Analytics information is captured by the Cryoportal™ to provide us and our customers’ access to important information from the shipments recorded in the Cryoportal™ to assist in management of our customers’ shipping. For us, we use the information to support planned future features to allow for an expansion of our solutions offering. Analytics is a term used by IT professionals to refer to performance benchmarks or Key Performance Indicators that management utilizes to measure performance against desired standards. Examples for analytics tracked through the Cryoportal™ include time-based metrics for order processing time and on-time deliveries by our shipping partners, as well as profiling shipping lanes to determine average transit times and predicting potential shipping exceptions based on historical metrics. The analytical results are being utilized by Cryoport to render consultative and proactive client services.

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

Logistics Expertise and Support

Cryoport’s client services professionals provide 24/7/365 live logistics and monitoring services with specialized knowledge in the domestic and global logistics of life sciences material requiring cryogenic temperatures. The Cryoport logistics professionals have validated shipping lanes in and out of more than 80 countries to date to ensure shipments maintain cryogenic temperatures and arrive securely and on time.

Other Development Activities

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

The International Civil Aviation Organization (“ICAO”) is the United Nations organization that develops regulations (Technical Instructions) for the safe transport of dangerous goods by air. If shipment is by air, compliance with the rules established by International Air Transport Association (“IATA”) is required. IATA is a trade association made up of airlines and air cargo couriers that publishes annual editions of the IATA Dangerous Goods Regulations. These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices. Additionally, the Centers for Disease Control (“CDC”) has regulations (published in the Code of Federal Regulations) for interstate shipping of specimens, and OSHA also addresses the safe handling of Class 6.2 Substances.

Our Cryoport Express® Shippers meet Packing Instructions 602 and 650 and are certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the Cryoport Smart Pak data logger will likely be subject to regulation by the FAA, FCC, FDA, IATA and possibly other agencies which may be difficult to determine on a global basis.

We are also subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Manufacturing and Raw Materials

Manufacturing. Due to our sufficient level of dewar inventories, we are not manufacturing at this time. The component parts for our shippers are primarily manufactured at third party manufacturing facilities. We also have a warehouse at our facility in Lake Forest, California, where we are capable of manufacturing certain parts and to fully assemble our shippers. Most of the components that we use in the manufacture of our shippers are available from more than one qualified supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, we have identified alternate qualified suppliers. Should this occur, we believe that with our current level of shippers, we have enough inventory to cover our forecasted demand.

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

Cryoport Express® High Volume Shippers are purchased from a third party and modified to meet our specifications using our proprietary technology and know-how.

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

Patents and Proprietary Rights

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We currently own three registered U.S. trademarks and three issued U.S. patents primarily covering various aspects of our Cryoport Express® Shippers.

In addition, we have a pending U.S. patent application for various aspects of our shipper and web-portal, which includes, in part, various aspects of our business model referred to as the Cryoport Express® System. We have also filed a U.S. provisional patent application for a smart label which will communicate electronically with our data logger. We intend to file additional patent applications to strengthen our intellectual property rights.

The technology covered by the above indicated issued patents relates to matters specific to the use of liquid nitrogen shippers in connection with the shipment of biological materials. The concepts include those of disposability, package configuration details, liquid nitrogen retention systems, systems related to thermal performance, systems related to packaging integrity, and matters generally relevant to the containment of liquid nitrogen. Similarly, the trademarks mentioned relate to the cryogenic temperature shipping activity. Issued patents and trademarks currently owned by us and a patent application include:

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Jan. 2, 2021
Patent	6,119,465	Sep. 19, 2000	Feb. 10, 2019
Patent	6,539,726	Apr. 1, 2003	May 8, 2021
Patent Application	12/656,641
Trademark	3,569,471	Feb. 3, 2009	Feb. 3, 2019
Trademark	3,589,928	Mar. 17, 2009	Mar. 17, 2019
Trademark	2,632,328	Oct. 8, 2002	Oct. 8, 2022

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

Cell Therapy Companies. Rapid advancements are underway in the research and development of cell based therapies, which involve cellular material being injected into a patient. In allogeneic cell therapy, the donor is a different person to the recipient of the cells. Autologous cell therapy is a therapeutic intervention that uses an individual’s cells, which are cultured and expanded outside the body, and reintroduced into the donor. Once cells are processed, in either case, they must be shipped cryogenically for which our Cryoport Express® Shippers are ideally suited.

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

Sales and Marketing

We currently have five sales directors in the United States, one sales director in Europe, one inside sales representative focused on Reproductive Medicine/IVF and a part time senior director of marketing promoting the use of our Cryoport Express® Solutions on a direct basis. In addition, we have a vice president of strategic business development that focuses on large corporate accounts. Given the global nature of our business, we are also establishing distribution channels to broaden our sales and marketing reach in the Americas, Europe and Asia. For the fiscal years ended March 31, 2015 and 2014, we had one customer that accounted for 22.7% and 30.8%, respectively, of total revenues. No other single customer generated over 10% of our total revenues during 2015 and 2014.

Our geographical revenues for the fiscal year ended March 31, 2015 were as follows:

USA	84.3%
Europe	7.5%
Asia	1.9%
Rest of World	6.3%

We renewed our agreement with FedEx and entered into agreements with UPS and DHL to further expand our revenue and marketing opportunities and plan to establish additional strategic partnerships with integrators and freight forwarders. Subject to available financial resources, we also plan to hire additional sales and marketing personnel and implement marketing initiatives intended to increase awareness of the Cryoport Express® Solutions.

Cryoport Operations Centers

In addition to the services provided through our facility in Lake Forest, California, we have contracted with third parties to run our European Operations Center (located in Rotterdam, Holland) and Asian Operations Center (located in Singapore). The operations centers provide warehousing, shipping, receiving, refurbishing and recycling services for our shipping containers. This approach is a cost-effective way to initiate operations outside of the US and allows us to scale up as our business grows globally.

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

Cryoport’s solutions are totally comprehensive and integrated for maximum reliability, economy and total effectiveness. Cryoport’s total logistics solution enables life sciences companies to utilize the superior liquid nitrogen dry vapor technology without having to make capital investments or developing in-house logistics expertise and systems by offering a complete solution, which includes the cloud-based CryoportalTM logistics management platform, the temperature monitoring system and the 24/7/365 logistics support. Cryoport allows the customer to outsource logistics and focus on its core competencies while maintaining visibility of all shipping related information.

Within our intended biotechnology and life sciences markets for Cryoport Express® Shippers, there is limited known direct competition. We compete with liquid nitrogen and dry ice solutions by reason of the improved and integrated hardware and software technology in our products including our comprehensive logistics management software and through the use of our service enabled business model. The Cryoport Express® Solution provides a simple and cost effective solution for the frozen or cryogenic transport of biotech and life sciences materials. The CryoportalTM assists with the management, scheduling and shipping of the Cryoport Express® Shippers, removing the burdens associated with other methods.

Traditional dry ice shippers and liquid nitrogen tank suppliers, such as MVE/Chart Industries, Taylor Wharton, and Air Liquide, offer various models of dry vapor liquid nitrogen shippers that are not as cost efficient for multi-use and multi-shipment purposes due to their significantly greater unit costs and unit weight (which may substantially increase the shipping cost). On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources, have a broader manufactured product offering of other liquid nitrogen products and more experience in research and development than we do.

Factors that we believe give us a competitive advantage are attributable to our software and shipping containers, which allow our shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak-proofness” of our package which determines compliance with shipping regulations, the overall weight and volume of the package which determines shipping costs, and our business model represented by the merged integration of our shipper with CryoportalTM and Smart Pak data logger into a seamless shipping, tracking and monitoring solution.

Other companies that offer potentially competitive products include Industrial Insulation Systems, which offers cryogenic transport units and has partnered with Marathon Products Inc., a manufacturer and global supplier of wireless temperature data collecting devices used for documenting environmentally sensitive products through the cold chain, and Kodiak Thermal Technologies, Inc. which offers, among other containers, a repeat use active-cool container that uses free piston stirling cycle technology. While not having their own shipping devices, BioStorage Technologies is potentially a competitive company through their management services offered for cold-chain logistics and long-term biomaterial storage. Cryogena offers a single use disposable LN2 shipper with better performance than dry ice, but it does not perform as well and is not as cost-effective as the Cryoport solution when all costs are considered. In addition, BioMatrica, Inc. is developing and offering technology that stabilizes biological samples and research materials at room temperature. They presently offer these technologies primarily to research and academic institutions; however, their technology may eventually enter the broader cold-chain market. Fisher BioServices, part of Thermo Fisher Scientific, provides cell therapy logistics services, maintaining cold chain from manufacturer to patient bedside.  They provide customized solutions in biospecimen collection kits, biospecimen shipping, lab processing, biobanking and clinical trial support services.

Research and Development

Our research and development efforts are focused on continually improving the features of our Cryoport Express® Solutions including the cloud-based CryoportalTM and the Cryoport Express® Shippers. These efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered with the Cryoport Express® Solutions. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°- 8°C markets. Our research and development expenditures for the fiscal years ended March 31, 2015 and 2014 were $352,600 and $409,100, respectively with the largest portion being spent on software maintenance and development.

Employees

The efforts of our employees are critical to our success. We believe that we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of May 8, 2015, we had twenty seven full-time employees, four consultants and five temporary employees.

Insurance

We currently maintain general liability insurance, with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation. Claims may be made against us that exceed these limits. In fiscal year 2015, we did not experience any claims against our professional liability insurance. Our liability policy is an “occurrence” based policy. Thus, our policy is complete when we purchased it and following cancellation of the policy it continues to provide coverage for future claims based on conduct that took place during the policy term. However, our insurance may not protect us against all liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be aware of the need for, or be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred net losses in each fiscal year since we commenced operations. The following table represents net losses incurred for each of our last two fiscal years:

Net Loss
Fiscal Year Ended March 31, 2015	$7,026,900
Fiscal Year Ended March 31, 2014	$19,565,400

Our fiscal year ended March 31, 2014 loss of $19,565,400 included a one-time non-cash loss of $13,713,800 as a result of an induced debt conversion expense as described in Management's Discussion and Analysis of Financial Condition and Results of Operations under the “Results of Operations for Fiscal 2015 Compared to Fiscal 2014” section. As of March 31, 2015, we had an accumulated deficit of $97.8 million. In order to achieve and sustain such revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm to our March 31, 2015 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our cash and cash equivalent balance at March 31, 2015 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of May 8, 2015, we had cash and cash equivalents of $2.1 million. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund future operations.

Recently, we funded our operations through a short-term bridge financing and a preferred stock offering. We plan to raise additional funds through an equity or debt offering to cover general working capital needs and sales and marketing initiatives to expand our customer base and increase revenues. The Company currently anticipates that it will continue to raise additional capital to fund its short term operating expenses pursuant to private placements similar to private placements the Company has conducted in the past. The Company also anticipates seeking to raise up to $15 million pursuant to a public offering of its common stock and warrants to provide working capital and to support the Company’s anticipated operations and development plans. If we are not able to raise sufficient funds and our projected revenues and cash-inflows are reduced or delayed, we may not have sufficient capital to operate through the third quarter of our fiscal year 2016 or beyond. We are currently exploring various arrangements with respect to securing additional funding. However, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct our business operations. Any additional equity financing will involve substantial dilution to our then existing stockholders. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Risks Related to Our Business

Our agreements with global providers of shipping services may not result in a significant increase in our revenues or cash flow, soon or in the future.

We believe that establishing strategic alliances with global providers (integrators) of logistics and of shipping services, such as our agreements with FedEx, DHL, and UPS can drive growth in our revenues, but there is no certainty to this view. We are seeking to establish similar arrangements with other providers of international shipping services. We anticipate all such alliances will enable us to provide seamless, end-to-end shipping solutions to customers of our respective alliance partners and allow us to leverage the established relationships with those customers, but there is no guarantee this will happen.

In January 2013, we entered into an agreement with FedEx, renewing FedEx’s right to, on a non-exclusive basis, promote, market and sell transportation of our shippers and our related value-added goods and services and providing FedEx with a non-exclusive license and right to use a customized version of our Cryoportal™ software platform for the management of shipments made by FedEx customers. In June 2014, we added DHL as our second major distribution partner, whereby DHL can offer our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. In October 2014, we entered into an agreement with UPS related to our participation in UPS’s efforts to expand its provision of cryogenic shipping services to the life sciences industry.

Because our agreements with FedEx, DHL, and UPS do not contain any requirement that they use a minimum level of our services, there can be no assurance of any significant increase in our revenues or cash flows as a result of these strategic alliances.

Our agreements with providers of vaccines and stem cell-based therapies may not result in a significant increase in our revenues or cash flow.

We believe that establishing strategic relationships with manufacturers and distributors of treatments for animals and humans, such as our agreements with Zoetis, Inc. and Liventa Bioscience, Inc., can drive growth in our revenues.

In December 2012, we entered an agreement with what became Zoetis, Inc. (in January 2013, Pfizer spun off its animal health business into Zoetis, Inc., a public company) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine from Zoetis’ production site in the United States. Over time, Zoetis has further expanded our role in providing them assistance in managing their cryogenic distribution of their vaccines and has become our largest customer.

In February 2014, we entered into an agreement with Liventa Bioscience, Inc. (“Liventa”) to act as its exclusive provider of cryogenic logistics of stem cell based therapies for orthopedic applications based on meeting minimum performance requirements over specified time periods. Liventa intends to distribute its own line of therapies and to act as a distributor of other therapies to orthopedic health care providers that require controlled cryogenic temperatures. There is no assurance if or when Liventa will begin significant use of our services.

While we anticipate growth in shipments by Zoetis under our management and that Liventa will be successful in its efforts to distribute cell based biologic materials to the orthopedic market, there can be no assurance of any significant increase in our revenues or cash flows as a result of these important alliances.

We will have difficulty increasing our revenues if we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our solutions.

We plan to improve our sales, distribution, and marketing capabilities in the Americas, Europe, and Asia. It will be expensive and time-consuming for us to develop our global marketing and sales network and thus we intend to rely on our strategic alliances with FedEx, DHL, and UPS. We further intend to seek to enter into additional strategic alliances with international providers of shipping services to incorporate use of our solutions in their service offerings. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with others to promote our solutions. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our solutions, thereby exposing us to potential expenses in exiting such distribution agreements. We, and any of our alliance partners, must also market our services in compliance with federal, state, local and international laws relating to the provision of incentives and inducements. Violation of these laws can result in substantial penalties. Therefore, if we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our alliance partners fail to promote our solutions, we will have difficulty increasing our revenues and the revenue may not off-set the additional expense of expansion.

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

Sustainable future revenue growth is dependent on new solutions and services.

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

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of each of these persons working as a team will be critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not maintain “key person” insurance on any of our employees.

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

If we were sued for product liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our products could lead to the filing of product liability claims were someone to allege that our products failed to perform as designed. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend.

Although we believe that our existing insurance is adequate, our insurers may fail to defend us or our insurance may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, or cause current clinical partners and collaborators to terminate existing agreements and potential clinical partners to seek other partners, cause customers to terminate their relationship with us and potential customers to seek alternative solutions, any of which could impact our results of operations.

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

We expect to base our equipment and inventory purchasing decisions on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

As our customer base increases, we expect to need to purchase additional equipment and inventory. Our forecasts will be based on multiple assumptions, each of which may cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to rush the manufacture and delivery of additional products. If we underestimate customers’ demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may purchase more equipment and inventory than we are able to use or sell at any given time or at all. As a result of our failure properly to estimate demand for our products, we could have excess or obsolete equipment and/or inventory, resulting in a decline in the value of our equipment and/or inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage our equipment purchases and inventory relative to demand would adversely affect our operating results.

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

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our customers may ship potentially harmful biological materials in our dewars. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. In the event of an accident, we could be held liable for damages.

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

We may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

We may make acquisitions of complementary businesses, products or technologies. If we identify any appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders' equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results and financial condition.

If we successfully develop products and/or services, but those products and/or services do not achieve and maintain market acceptance, our business will not be profitable.

The degree of acceptance of our Cryoport Express® Solutions or any future products or services by our current target markets, and any other markets to which we attempt to sell our products and services, and our profitability and growth will depend on a number of factors including, among others:

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

In addition, even if our products and services achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or services are introduced that are more favorably received than our products and services, are more cost effective, or render our products obsolete. Although we are not aware of any other treatments or methods currently being developed that would directly compete with the methods we employ, there can be no assurance that future developments in technology will not make our technology non-competitive or obsolete, or significantly reduce our operating margins or the demand for our offerings, or otherwise negatively impact our ability to be profitable.

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

Intellectual Property Risks Associated with Our Business

Our success depends, in part, on our ability to obtain patent protection for our solutions and business model, preserve our trade secrets, and operate without infringing the proprietary rights of others.

Our policy is to seek to protect our proprietary position by, among other methods, filing United States patent applications related to our technology, inventions and improvements that are important to the development of our business. We have three issued U.S. patents, one pending U.S. patent application, and one recently filed U.S. provisional patent application, all relating to various aspects of our solutions and services. Our patents or patent application may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. In the past our employees, consultants, advisors and suppliers have not always executed confidentiality agreements and inventions assignment and work for hire agreements in connection with their employment, consulting, or advisory relationships. Consequently, we may not have adequate remedies available to us to protect our intellectual property should one of these parties attempt to use our trade secrets or refuse to assign any rights he or she may have in any intellectual property he or she developed for us. Additionally, our competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology, or we may not be able to meaningfully protect our rights in unpatented proprietary technology.

While we are not aware of any third party that is infringing any of our patents or trademarks nor do we believe that we are infringing on the patents or trademarks of any other person or organization, we cannot guarantee that our current and potential competitors and other third parties have not filed (or in the future will not file) patent applications for (or have not received or in the future will not receive) patents or obtain additional proprietary rights that will prevent, limit or interfere with our ability to make, use or sell our solutions either in the United States or internationally. Additionally, we may face assertions of claims by holders of patents alleging that we are infringing upon their patent rights, which claims may be without merit, but may nonetheless result in our incurring substantial costs of defense.

We are dependent on a third party for the continued development and maintenance of our Cryoportal™ software.

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

Our customers could also become the target of litigation relating to the patent and other intellectual property rights of others.

Any litigation relating to the intellectual property rights of others could trigger technical support and indemnification obligations in licenses or customer agreements that we may enter into. These obligations could result in substantial expenses, including the payment by us of costs and damages relating to claims of intellectual property infringement. In addition to the time and expense required for us to provide support or indemnification to our customers, any such litigation could disrupt the businesses of our customers, which in turn could hurt our relationships with such customers and cause the sale of our products to decrease. No assurance can be given that claims for indemnification will not be made, or that if made, such claims would not have a material adverse effect on our business, operating results or financial conditions.

Our Cryoportal™ software platform may be subject to intentional disruption that could adversely impact our reputation and future revenues.

We have implemented our Cryoportal™ software platform which is used by our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. Although we believe we have sufficient controls in place to prevent intentional disruptions, we could be a target of cyber-attacks specifically designed to impede the performance of the Cryoportal™ software platform. Similarly, experienced computer programmers may attempt to penetrate our Cryoportal™ software platform in an effort to search for and misappropriate proprietary or confidential information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our activities could be adversely affected and our reputation, brand and future sales could be harmed if such intentionally disruptive efforts were successful.

Regulatory Risks Relating to Our Business

Complying with certain regulations that apply to shipments using our solutions can limit our activities and increase our cost of operations.

Shipments using our solutions and services are subject to various regulations in the various countries in which we operate. For example, shipments using our solutions may be required to comply with the shipping requirements promulgated by the Centers for Disease Control (“CDC”), the Occupational Safety and Health Organization (“OSHA”), the Department of Transportation (“DOT”) as well as rules established by the IATA and the ICAO. Additionally, our data logger may be subject to regulation and certification by the Food and Drug Administration (“FDA”), Federal Communications Commission (“FCC”), and the Federal Aviation Administration (“FAA”). We will need to ensure that our solutions and services comply with relevant rules and regulations to make our solutions and services marketable, and in some cases compliance is difficult to determine. Significant changes in such regulations could require costly changes to our solutions and services or prevent use of our shippers for an extended period of time while we seek to comply with changed regulations. If we are unable to comply with any of these rules or regulations or fail to obtain any required approvals, our ability to market our solutions and services may be adversely affected. In addition, even if we are able to comply with these rules and regulations, compliance can result in increased costs. In either event, our financial results and condition may be adversely affected. We depend on our business partners and unrelated and frequently unknown third party agents in foreign countries to act on our behalf to complete the importation process and to make delivery of our shippers to the final user. The failure of these third parties to perform their duties could result in damage to the contents of the shipper resulting in customer dissatisfaction or liability to us, even if we are not at fault.

Risks Relating to Our Current Financing Arrangements

Certain of our existing stockholders own and have the right to acquire a substantial number of shares of common stock.

As of May 8, 2015, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 1,208,251 shares of common stock (without regard to beneficial ownership limitations contained in certain warrants) assuming their exercise of all outstanding warrants and options that are exercisable within 60 days of May 8, 2015 or approximately 20.1% of our outstanding common stock. Of these shares of common stock, 287,469 shares, or approximately 5.4% of our common stock, will be beneficially owned by Cranshire Capital Master Fund. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

The sale of substantial shares of our common stock may depress our stock price.

As of May 8, 2015, there were 5,025,577 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. We could also issue up to 8,993,495 shares of our common stock including shares to be issued upon the exercise of outstanding warrants and options or reserved for future issuance under our stock incentive plans, as further described in the following table:

Number of Shares of Common Stock Issuable or Reserved for Issuance

Common stock issuable upon conversion of outstanding preferred stock	1,541,148
Common stock issuable upon exercise of outstanding warrants	5,475,806
Common stock issuable upon exercise of outstanding options or reserved for future incentive awards under our stock incentive plans	1,976,541

Total	8,993,495

Of the total preferred stock, options and warrants outstanding as of March 31, 2015, preferred stock, options and warrants exercisable for an aggregate of 2,397,712 shares of common stock would be considered dilutive to the value of our stockholders’ interest in Cryoport because we would receive upon exercise of such options and warrants an amount per share that is less than the market price of our common stock on March 31, 2015.

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

In addition, we completed a 1-for-12 reverse stock split in May 2015. There can be no assurance that the reverse stock split will have the anticipated benefits. For instance, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split, or that the reverse stock split will result in a market price per share that will attract brokers and investors who do not trade in lower priced stocks.

Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock. The potential volatility in the price per share of our common stock may also make short-selling more attractive, which could put additional downward pressure on the price of our common stock.

Furthermore, the reverse stock split may result in some shareholders owning “odd lots” of less than one hundred shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of one hundred shares

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock and warrants, the price of our common stock and warrants could decline.

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

Our Articles of Incorporation allows our Board of Directors to issue up to 2,500,000 shares of “blank check” preferred stock, without action by our stockholders. We have designated 800,000 shares as Class A Convertible Preferred Stock, of which 454,750 shares are issued and outstanding at March 31, 2015 and 585,000 shares as Class B Convertible Preferred Stock, of which 161,709 shares are issued and outstanding as of March 31, 2015. Accordingly, the Board of Directors will have discretion to issue up to 1,115,000 shares on terms determined by them. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock and Preferred Stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and Preferred Stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock. In addition the issuance of such shares of blank check preferred stock could have the effect of discouraging, delaying or preventing a change of control of our Company.

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

As described in Item 9A of this Annual Report on Form 10-K for the year ended March 31, 2015, no material weaknesses were identified and we determined that our internal control over financial reporting was effective as of March 31, 2015.

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

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

As a U.S. public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, certain listing requirements, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results. As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We do not own real property. We currently lease one facility, with approximately 12,000 square feet of corporate, research and development, and warehouse facilities, located in Lake Forest, California under an operating lease expiring June 30, 2015, which we do not intend to renew. In May 2015, we amended the lease to convert to a month-to-month basis, commencing July 1, 2015. The base rent will be $9,500 and either party will have the right to cancel this month-to-month agreement by giving the other party a minimum of a 90-day prior written notice. We are currently exploring other facilities to meet our growing demands. The lease agreement contains certain scheduled rent increases, which are accounted for on a straight-line basis.

The Company currently makes base lease payments of approximately $8,900 per month, due at the beginning of each month. We believe that these facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Additional space may be required, however, as we expand our research and development, manufacturing and selling and marketing activities.

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

ITEM 4.  Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of May 8, 2015 there were 5,025,577 shares of common stock outstanding and 228 stockholders of record. On May 8, 2015, the closing sale price of our common stock was $7.68 per share. Cryoport completed a 1-for-12 reverse stock split in May 2015. All common stock and per-share information included in this Annual Report on Form 10-K reflect such reverse stock split.

Market Information

Our common stock is traded on the OTCQB, operated by the OTC Markets Group, Inc. under the symbol “CYRX”. The high and low closing sale prices of our common stock reported by OTCQB during each quarter ended March 31, 2015 and 2014 were as follows:

	High	Low
Year 2015:
Fourth Quarter Ended March 31, 2015	$8.64	$4.56
Third Quarter Ended December 31, 2014	$5.76	$4.32
Second Quarter Ended September 30, 2014	$5.88	$4.80
First Quarter Ended June 30, 2014	$6.36	$4.20

Year 2014:
Fourth Quarter Ended March 31, 2014	$6.84	$4.08
Third Quarter Ended December 31, 2013	$6.60	$3.60
Second Quarter Ended September 30, 2013	$6.24	$2.76
First Quarter Ended June 30, 2013	$6.72	$1.92

Dividends

No dividends on common stock have been declared or paid by the Company. As of March 31, 2015, the Company had cumulative, undeclared dividends that have not been accrued related to its outstanding preferred stock of $305,300. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

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

Between February 19, 2015 and March 31, 2015, the Company conducted a private placement pursuant to which the Company sold and issued an aggregate of 161,709 shares of Class B Convertible Preferred Stock and warrants to purchase 107,806 shares of common stock at $12.00 per unit, for gross proceeds of $1.9 million. Emergent Financial Group, Inc. served as the Company’s placement agent in this transaction and received a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from the investors, plus reimbursement of up to $5,000 of legal expenses. Emergent Financial Group, Inc. will also be issued a warrant to purchase 0.25 shares of common stock at an exercise price of $6.00 per share for each share of Class B Convertible Preferred Stock issued in this transaction.

In January 2015, we issued 1,667 shares of restricted common stock to a consultant in exchange for services. The Company recognized $8,400 in expense related to these shares for the year ended March 31, 2015.

Between December 2014 and February 2015, we issued 2014 Series Secured Promissory Notes (the “7% Bridge Notes”) in the aggregate original principal amount of $915,000. The 7% Bridge Notes accrue interest at a rate of 7% per annum. All principal and interest is due on July 1, 2015 unless we elect to extend the maturity date to January 1, 2016 by providing written notice to the note holders and a warrant to purchase a number of shares of common stock equal to (a) the then outstanding principal balance of the note, divided by (b) $6.00 multiplied by 125%. In connection with the issuance of the notes, we issued the note holders warrants to purchase 190,625 shares of common stock at an exercise price of $6.00 per share. The warrants are exercisable on May 31, 2015 and expire on November 20, 2021. All unpaid principal and interest was repaid in April 2015.

In February 2015, the Company conducted a private placement pursuant to which the Company sold and issued an aggregate of 11,862 shares of Class A Convertible Preferred Stock and warrants to purchase 7,908 shares of common stock, at $12.00 per unit, for gross proceeds of $142,400. Emergent Financial Group, Inc. served as the Company’s placement agent in this transaction and received a commission of 3% and a non-accountable finance fee of 1% of such proceeds, and with respect to gross proceeds received from all other investors, a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from such investors, plus reimbursement of legal expenses of up to $40,000. Emergent Financial Group, Inc. will also be issued a warrant to purchase 0.25 shares of common stock at an exercise price of $6.00 per share for each share of Class A Convertible Preferred Stock issued in this transaction.

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

ITEM 6.  Selected Financial Data

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended March 31, 2015. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Years ended March 31,
Statement of Operations Data:	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenues	$3,935	$2,660	$1,101	$556	$476
Cost of revenues	2,766	2,223	1,588	1,392	1,303
Gross margin (loss)	1,169	437	(487)	(836)	(827)

Selling, general and administrative	6,409	5,106	5,412	6,106	4,321
Research and development	353	409	425	492	449
Loss from operations	(5,593)	(5,078)	(6,324)	(7,434)	(5,597)
Debt conversion expense	—	(13,714)	—	—	—
Interest income	—	—	—	12	16
Interest expense	(1,428)	(784)	(72)	(528)	(619)

	Years ended March 31,
Statement of Operations Data:	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Change in fair value of derivative liabilities	—	21	16	119	50
Other expense, net	(4)	(8)	—	—	—
Loss before provision for income taxes	(7,025)	(19,563)	(6,380)	(7,831)	(6,150)
Provision for income taxes	2	2	2	2	2
Net loss	(7,027)	(19,565)	(6,382)	(7,833)	(6,152)
Preferred stock beneficial conversion charge	(4,864)	—	—	—	—
Undeclared cumulative preferred dividends	(306)	—	—	—	—
Net loss attributable to common stockholders	$(12,197)	$(19,565)	$(6,382)	$(7,833)	$(6,152)
Net loss per share attributable to common stockholders — basic and diluted	$(2.44)	$(4.81)	$(2.03)	$(3.24)	$(5.55)

	As of March 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
	(In thousands)
Cash and cash equivalents	$1,405	$370	$563	$4,618	$9,278
Working capital (deficit)	(835)	(2,903)	(1,539)	4,024	6,760
Total assets	2,607	1,710	1,756	6,214	11,031
Convertible notes and accrued interest, net	—	1,622	1,304	338	2,401
Long term obligations, less current portion	26	—	1,322	1,375	1,423
Total stockholders’ equity (deficit)	(416)	(2,304)	(2,063)	3,730	5,948

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

General Overview

We provide cryogenic logistics solutions to the life sciences industry through a combination of purpose-built proprietary packaging, information technology and specialized cold chain logistics knowhow. We view our solutions as disruptive to the “older technologies” of dry ice and liquid nitrogen, in that our solutions are comprehensive and combine our competencies in configurations that are customized to our client’s requirements. We provide comprehensive, reliable, economic alternatives to all existing logistics solutions and services utilized for frozen shipping in the life sciences industry (e.g., personalized medicine, cell therapies, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to cryogenic or frozen temperatures). As part of our services, we provide the ability to monitor, record and archive crucial information for each shipment that can be used for scientific and regulatory purposes.

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

Our most used solution is the “turnkey” solution, which can be accessed directly through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed and cleared, we ship a fully charged Cryoport Express® Shipper to the client who conveniently loads its frozen commodity into the inner chamber of the Cryoport Express® Shipper.  The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address (“Flap A”) for pre-arranged carrier pick up.  Cryoport arranges for the pick-up of the parcel by a shipping service provider, which is designated by the client or chosen by Cryoport, for delivery to the client’s intended recipient.  The recipient simply opens the shipper package and removes the frozen commodity that has been shipped.  The recipient then reseals the package, displaying the nearest Cryoport Operations Center address (“Flap B”), making it ready for pre-arranged carrier pick-up. The When the Cryoport Operations Center receives the Cryoport Express® Shipper, it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

In late 2012, we shifted our focus to become a comprehensive cryogenic logistics solutions provider. Recognizing that clients in the life sciences industry have varying requirements, we unbundled our technologies, establishing customer facing solutions and taking a consultative approach to the market. Today, in addition to our standard “Turn-key Solution,” described above, we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” designed for clients making 50 or more shipments per month. Under this solution, we supply an inventory of our Cryoport Express® Shippers to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper to us for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. .

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings, with “powered by CryoportSM” appearing prominently on the offering software interface and packaging. This solution can also be private labeled upon meeting certain requirements, such as minimum required shipping volumes.

•	“Integrated Solution,” which is our outsource solution. It is our most comprehensive solution and involves our management of the entire cryogenic logistics process for our client, including Cryoport employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution,” designed for allogeneic therapies. In this model we supply our Cryoport Express® Shipper to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies. In this model our Cryoport Express® Shipper serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer services professionals monitor each shipment throughout the predetermined process, including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

Strategic Logistics Alliances

We have sought to establish strategic alliances as a method of marketing our solutions providing minus 150° C shipping conditions to the life sciences industry. We have focused our efforts on leading companies in the logistics services industry as well as participants in the life sciences industry. In connection with our alliances with providers of shipping services, we refer to their respective offerings as “powered by CryoportSM” to reflect our solutions being integrated into our alliance partner’s services.

Cryoport now serves and supports the three largest integrators in the world, responsible for over 85% of worldwide airfreight, with its advanced cryogenic logistics solutions for life sciences. We operate with each independently and confidentially in support of their respective market and sales strategies. We maintain our independent partnerships with strict confidentiality guidelines within the Company. These agreements represent a significant validation of our solutions and the way we conduct our business.

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

These agreements the three largest integrators in the world represent a significant validation of our solutions and the way we conduct our business.

Life Sciences Agreements

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

Liventa Biosciences. In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a privately-held, commercial stage biotechnology company focused on cell-based biologics in the orthopedic industry. Under this agreement, Liventa will use Cryoport’s Regenerative Medicine Point-of-Care Repository Solution for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s Regenerative Medicine Point-of-Care Repository Solution will eliminate the risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to confidently serve orthopedic practices, surgical centers, pain clinics, hospitals and, eventually, pharmacies and specialty care providers. The agreement has an initial three-year term and may be renewed for consecutive three-year terms, unless earlier terminated by either party. Liventa also agreed to certain performance criteria and the issuance of 150,000 shares of its common stock to Cryoport in exchange for an opportunity for the exclusive right to offer, market and promote Cryoport Express® Solutions for cellular-based therapies requiring cryogenic temperatures for use in the orthopedic arena in the United States.

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

 Going Concern

As reported in the Report of Independent Registered Public Accounting Firm to our March 31, 2015 and 2014 consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at March 31, 2015, and funds currently being raised through a Class B convertible preferred stock offering together with the revenues generated from our services will be sufficient to sustain our planned operations into the third quarter of fiscal year 2016; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

While we increased revenue year-over-year by 48% to $3.9 million for the fiscal year ended March 31, 2015, our revenue is still significantly lower than our operating expenses during the year and we have no assurance of the level of future revenues. We incurred a net loss of $7.0 million and used cash of $4.1 million in our operating activities during the year ended March 31, 2015. We had negative working capital of $835,000 and had cash and cash equivalents of $1.4 million at March 31, 2015.

We are currently funding our operations through a preferred stock offering (see Note 11 in the accompanying consolidated financial statements) and plan to raise additional funds through additional debt or equity offerings to cover general working capital needs and sales and marketing initiatives to expand our customer base and increase sales. There is no assurance that funds can be secured or if these funds would allow us to continue our operations until more significant revenues can be generated or more funding can be secured. These matters raise substantial doubt about our ability to continue as a going concern.

Recent Developments

The Board of Directors authorized the twelve to one reverse stock split that became effective on May 19, 2015. All prior periods presented in this Report have been adjusted to reflect the twelve to one reverse stock split. Financial information updated by this capital change includes earnings per common share, dividends per common share, stock price per common share, weighted average common shares, outstanding common shares, treasury shares, common stock, additional paid-in capital, and share-based compensation.

 Liquidity and Capital Resources

As of March 31, 2015, the Company had cash and cash equivalents of $1.4 million and negative working capital of $835,000. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the year ended March 31, 2015, we used $4.1 million of cash for operations primarily as a result of the net loss of $7.0 million offset by non-cash expenses of $2.5 million primarily comprised of amortization of debt discount and deferred financing costs, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $76,600 due to increased revenues.

Net cash used in investing activities of $70,100 during the year ended March 31, 2015 was primarily due to the purchase of the recently introduced Cryoport Express® CXVC1 Shippers (holding up to fifteen hundred 2.0 ml vials).

Net cash provided by financing activities totaled $5.2 million during the year ended March 31, 2015, and resulted from net proceeds from the issuance of convertible preferred stock of $4.6 million, proceeds from the exercise of stock options and warrants of $92,600 and proceeds of $915,000 from notes payable, partially offset by the repayment of notes payable of $173,600, convertible debentures of $50,000, offering and financing costs of $30,000 and the repayment of related-party notes of $128,000.

As discussed in Note 2 of the accompanying consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company received gross proceeds of $3.5 million (approximately $2.9 million after offering costs) in exchange for the issuance of 291,142 shares of Class A convertible preferred stock and $1.9 million (approximately $1.7 million after offering costs) in exchange for the issuance of 161,709 shares of Class B convertible preferred stock during fiscal 2015 which is further described in Note 11 in the accompanying consolidated financial statements and proceeds of $915,000 from the 7% Bridge Notes (see Note 7). The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions.

The Company’s management recognizes that the Company will need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2016. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. The Company currently anticipates that it will continue to raise additional capital to fund its short term operating expenses pursuant to private placements similar to private placements the Company has conducted in the past. The Company also anticipates seeking to raise up to $15 million pursuant to a public offering of its common stock and warrants to provide working capital and to support the Company’s anticipated operations and development plans. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

Results of Operations

Results of Operations for Fiscal 2015 Compared to Fiscal 2014

The following table summarizes certain information derived from our consolidated statements of operations:

	Year Ended March 31,
	2015	2014	$ Change	% Change
	($ in 000’s)

Revenues	$3,935	$2,660	$1,275	47.9%
Cost of revenues	(2,766)	(2,223)	(543)	24.4%

Gross margin	1,169	437	732	167.5%
Selling, general and administrative	(6,409)	(5,106)	(1,303)	25.5%
Research and development	(353)	(409)	56	(13.8)%
Debt conversion expense	—	(13,714)	13,714	(100)%
Interest expense	(1,428)	(784)	(644)	82.0%
Change in fair value of derivative liabilities	—	21	(21)	(100)%
Other expense	(4)	(8)	4	(47.2)%
Provision for income taxes	(2)	(2)	—	—

Net loss	$(7,027)	$(19,565)	$12,538	(64.1)%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market/in vitro fertilization market, and research institutions. Net revenues increased $1.3 million or 47.9% for the year ended March 31, 2015 as compared to the prior year. This increase is primarily driven by an overall increase in the number of customers utilizing our services and frequency of shipments compared to the prior year, an increase in revenues in the reproductive medicine market and the ramp up and expansion of logistics services provided to Zoetis. Revenues in the reproductive medicine market increased by 59% over the prior year to $924,300 for the year ended March 31, 2015, driven by continued success of our telemarketing activities, email and other targeted campaigns and in increased awareness of our cryogenic logistics solutions in this market. Our revenues from Zoetis were $893,200 for the year ended March 31, 2015, representing a 9% increase over the prior year. This is reflective of the expansion of our services, both domestically and globally, provided to Zoetis for a primary poultry vaccine, and the addition of logistics management for a second vaccine that was introduced to the market during the fourth calendar quarter of 2013.

Gross margin and cost of revenues. Gross margins for the year ended March 31, 2015 was 29.7% of revenues, as compared to 16.4% of revenues for the prior year. The increase in gross margin is primarily due to the increase in net revenue combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the year ended March 31, 2015 was 70.3% of revenues, as compared to 83.6% of revenues for the prior year. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.3 million, or 25.5% for the year ended March 31, 2015 as compared to the prior year. This increase is primarily due to salaries and recruiting fees incurred to expand our sales force, the engagement of an investor relations firm and related activities, equity based compensation charges, public company related expenses including legal, SOX and financial reporting expenses and banking charges as a result of the higher business volume.

Research and development expenses. Research and development expenses decreased $56,500 or 13.8% for the year ended March 31, 2015, as compared to the prior year. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. Research and development expenses to date have consisted primarily of costs associated with the continually improving the features of the Cryoport Express® Solution including the web based customer service portal and the Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the Cryoport Express® Solution. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment and to the design of the outer packaging. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°- 8°C markets.

Debt conversion expense. Debt conversion expense for the year ended March 31, 2014 of $13.7 million was related to the induced conversion of $4.1 million of aggregate principal and accrued interest from the convertible bridge notes into shares of common stock and warrants. Debt conversion expense represents the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the bridge notes.  The Company calculated the fair value of the common stock issued by using the closing price of the stock on the date of issuance.  The fair value of the warrants was calculated using the Black-Scholes option pricing model.

Interest expense. Interest expense increased $643,600 for the year ended March 31, 2015, as compared to the prior year. Interest expense included amortization of the debt discount and deferred financing fees of approximately $1.1 million, of which $826,900 related to the fair value of the beneficial conversion feature of the 5% Bridge Notes that was triggered by the convertible preferred stock offering, interest expense on our 5% Bridge Notes of approximately $10,600, accrued interest on our related-party notes payable of approximately $33,500, amortization of the debt discount on the 7% Bridge Notes of $237,500 and related interest expense of $15,500. Interest expense for the year ended March 31, 2014 included amortization of the debt discount and deferred financing fees of approximately $678,900, interest expense on our bridge notes of approximately $71,600 and accrued interest on our related party notes payable of approximately $36,500.

Change in fair value of derivative liabilities. The warrants classified as derivative liabilities expired in April 2014. The gain on the change in fair value of derivative liabilities was $20,800 for the year ended March 31, 2014 as a result of a decrease in the value of our warrant derivatives, due primarily to a decrease in our stock price.

Other expense, net. The other expense, net for the year ended March 31, 2015 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015, and the effects such obligations are expected to have on liquidity and cash flow in future periods ($ in ‘000’s):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual obligations
Operating lease obligations(1)	$38	$27	$11	$—	$—
Notes payable(2)	757	757	—	—	—
Other obligations (3)	1,263	1,237	26	—	—
Total	$2,058	$2,021	$37	$—	$—

(1)	The operating lease obligations are primarily related to the facility lease for our principal executive office in Lake Forest, California, which expires June 30, 2015. In May 2015, we amended the lease to convert to a month-to-month basis, commencing July 1, 2015. The base rent will be $9,500 and either party will have the right to cancel this month-to-month agreement by giving the other party a minimum of a 90-day prior written notice. We also lease certain office equipment.
(2)	Notes payable represent secured convertible promissory notes and accrued interest at 7% per annum which were issued in December 2014 through February 2015 to certain accredited investors pursuant to the terms of subscription agreements and letters of investment intent. All principal and accrued interest is due July 1, 2015. All unpaid principal and interest was paid in April 2015.
(3)	Other long-term obligations represent outstanding unsecured indebtedness and accrued interest owed to five related parties which bear interest at the rate of 6% per annum. The unpaid principal and accrued interest is due at maturity on various dates through May 1, 2016.

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

Based on our overall cash and cash equivalents interest rate exposure at March 31, 2015, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Jerrell W. Shelton, the company’s President and Chief Executive Officer, was awarded an option to purchase 387,500 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the grant, or $4.80 per share, on December 18, 2014, of which 262,500 shares were not granted pursuant to any of the Company’s equity incentive plans. The option vests in monthly over four years and expires December 17, 2024. The foregoing description is qualified in its entirety by reference to the option agreement, which is attached as Exhibit 10.42 to this Annual Report on Form 10-K and is incorporated by reference herein.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
Chief Executive Officer and Director

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

May 19, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2015 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before July 31, 2015.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

Item 11. Executive Compensation

Executive Officers of the Company

The Company’s current executive officers are as follows:

Jerrell W. Shelton, age 69, became President and Chief Executive Officer of the Company on November 5, 2012. He served on the Board of Directors and standing committees of Solera Holdings, Inc. from April 2007 through November 2011. From June 2004 to May 2006, Mr. Shelton was the Chairman and CEO of Wellness, Inc., a provider of advanced, integrated hospital and clinical environments. Prior to that, he served as CEO of IBM’s WebFountain. From October 1998 to October 1999, Mr. Shelton was Chairman, President and CEO of NDC Holdings II, Inc. Between October 1996 and July 1998, he was President and CEO of Continental Graphics Holdings, Inc. and from October 1991 to July 1996, Mr. Shelton served as President and CEO of Thomson Business Information Group. Mr. Shelton has a B.S. in Business Administration from the University of Tennessee and an M.B.A. from Harvard University. Mr. Shelton currently serves on the Advisory Board of Directors and the Nominating and Stewardship committee of the Smithsonian Institution Libraries.

Robert S. Stefanovich, age 50, became Chief Financial Officer, Treasurer and Corporate Secretary for the Company on June 27, 2011 following the Company’s filing of its Form 10–K for the fiscal year ended March 31, 2011. From June 15, 2012 to November 4, 2012, Mr. Stefanovich served as the Principal Executive Officer of the Company. From November 2007 through March 2011, Mr. Stefanovich served as Chief Financial Officer of Novalar Pharmaceuticals, Inc., a venture-backed specialty pharmaceutical company. Prior to that, he held several senior positions, including interim Chief Financial Officer of Xcorporeal, Inc., a publicly traded medical device company, Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company, Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also served as a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA and Frankfurt, Germany. He currently also serves as a board member of Project InVision International, a provider of business performance improvement solutions. He received his Masters of Business Administration and Engineering from University of Darmstadt, Germany.

SUMMARY COMPENSATION TABLE

The following table contains information with respect to the compensation for the fiscal years ended March 31, 2015 and 2014 of our chief executive officer, chief financial officer and former chief executive officer. We refer to the executive officers identified in this table as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary (1) ($)		Bonus ($)	Option Awards (4) ($)		All Other Compensation ($)	Total Compensation ($)
Jerrell W. Shelton	2015	300,000	(3)	—	1,625,913	(2)	—	1, 925,913
President and Chief Executive Officer	2014	300,000	(3)	—	930,358	(2)	—	1,230,358
Robert S. Stefanovich	2015	225,000	(3)	—	307,695	(5)	—	532,695
Chief Financial Officer	2014	225,000	(3)	—	201,028	(5)	—	426,028

(1)	This column represents salary as of the last payroll period prior to or immediately after March 31 of each fiscal year.
(2)	This amount represents the fair value of all options granted to Mr. Shelton as compensation for services as a director and officer of the Company during fiscal year 2015 and 2014. Based on the recommendation of the Compensation Committee and approval by the Board, on December 18, 2014 and June 28, 2013, Mr. Shelton was granted an option to purchase 387,500 and 325,209 shares, respectively, of common stock in connection with his engagement as Chief Executive Officer of the Company.
(3)	This amount represents the annual base salary paid.

(4)	This column represents the total grant date fair value of all stock options granted in fiscal 2015 and the Company’s fiscal year ended March 31, 2014. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made in fiscal 2015 and 2014, refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.
(5)	This amount represents the fair value of all options granted to Mr. Stefanovich as compensation for services during fiscal 2015 and 2015. Based on the recommendation of the Compensation Committee and approval by the Board, on December 18, 2014 and June 28, 2013, 2012 Mr. Stefanovich was granted an option to purchase 73,334 and 69,918 shares of common stock, respectively. The exercise price of the options are equal to the fair value of the Company’s stock as of the grant date.

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

In addition, on the date of the Initial Agreement, Mr. Shelton was awarded two options giving him the right to acquire an aggregate of 137,500 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the Agreement, or $2.40 per share. The aggregate number of shares was determined by dividing $350,000 by the closing price of the Company’s common stock on the date of the Agreement, or $2.40 per share, and subtracting 8,334 shares, which is the number of shares of common stock that Mr. Shelton was given the right to purchase pursuant to the option that was issued to him in connection with his appointment to the Board of Directors on October 22, 2012. The first option issued in connection with the Agreement was issued under the Company’s 2011 Stock Incentive Plan and provides Mr. Shelton the right to purchase 54,167 shares of the common stock of the Company, which is the maximum that may be awarded to Mr. Shelton in this fiscal year under such plan. Mr. Shelton subsequently exercised 54,167 of these shares in May and November 2013. The second option provided Mr. Shelton the right to purchase 83,334 shares of common stock of the Company and was granted outside of the Company’s incentive plans. The options vest in six equal monthly installments during the Term and expire at the earlier of (a) ten years from the date of the Agreement, and (b) five (5) years from the date of the resignation and/or removal of the Mr. Shelton as a member of the Board of Directors of the Company.

On June 28, 2013, after the expiration of the Initial Agreement, the Company entered into a new employment agreement (the “Agreement”) with Mr. Shelton with respect to his employment as President and Chief Executive Officer. The Agreement is effective through May 14, 2017 (the “Term”).

The Agreement provides an initial annual base salary of $300,000 during the Term. In addition, on the date of the Agreement, Mr. Shelton was awarded options giving him the right to acquire an aggregate of 325,209 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the Agreement, or $3.24 per share, and such options were granted outside of the Company’s incentive plans. The option vests immediately with respect to 13,551 shares and the remaining right to purchase the remaining shares vests in equal monthly installments on the fifth day of each month for forty six months beginning on July 5, 2013 and ending on May 5, 2017. Provided that such vesting will be accelerated on the date that the Company files a Form 10-Q or Form 10-K indicating an income from operations for the Company in two consecutive fiscal quarters and immediately in the event of a change of control of the Company.

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

The Company has no other employment agreements with executive officers of the Company as of March 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2015

The following table shows information regarding unexercised stock options held by our Named Executive Officers as of fiscal year ended March 31, 2015:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Jerrell W. Shelton	8,334	(1)	—	—		$2.28	10/22/22
	83,334	(2)	—	—		$2.40	11/5/22
	155,829	(3)	—	169,380	(3)	$3.24	6/28/23
	24,220	(4)	—	363,280	(4)	$4.80	12/18/24
Robert Stefanovich	9,115	(5)	—	1,302	(5)	$10.32	6/20/21
	—	(6)	—	3,334	(6)	$5.16	8/3/22
	3,125	(7)	—	1,875	(7)	$5.16	8/3/22
	30,590	(8)	—	39,328	(8)	$3.24	6/28/23
	4,584	(9)	—	68,750	(9)	$4.80	12/18/24

(1)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 8,334 shares of common stock exercisable at $2.28 per share on October 22, 2012 upon joining the board of directors. Options vests in twelve equal monthly installments. The exercise price for shares of common stock pursuant to the options is equal to the fair value of the Company’s stock as of the grant date.

(2)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 137,500 shares of common stock exercisable at $2.40 per share on November 5, 2012, which vests in six equal monthly installments. 54,166 of these options were issued under the 2011 stock option plan and exercised in May and November 2013 and 83,884 were issued outside of a plan. The exercise price for shares of common stock pursuant to the option is equal to the fair value of the Company’s stock as of the grant date.

(3)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 325,209 shares of common stock exercisable at $3.24 per share on June 28, 2013. The option vests 2/48th immediately with the remainder vesting 1/48th per month for 46 months. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

(4)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 387,500 shares of common stock exercisable at $4.80 per share on December 18, 2014. The option vests in monthly installments over a four year period, 262,500 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

(5)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 10,417 shares of common stock exercisable at $10.32 per share on June 20, 2011. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

(6)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 3,334 shares of common stock exercisable at $5.16 per share on August 3, 2012. The option vests based on certain performance criteria. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant

(7)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 5,000 shares of common stock exercisable at $5.16 per share on August 3, 2012. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant

(8)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 69,918 shares of common stock exercisable at $3.24 per share on June 28, 2013. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

(9)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 73,334 shares of common stock exercisable at $4.80 per share on December 18, 2014. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

Potential Payments On Termination Or Change In Control

Pursuant to Mr. Shelton’s employment agreement, if Mr. Shelton terminates the Agreement, dies, or is terminated for “Cause” (as defined in the agreement), he will be entitled to all compensation and benefits that he earned through the date of termination. If he is terminated for Cause, the Company may, to the extent allowed by law, set off losses, fines or damages that he has caused as a result of his misconduct. If he is terminated “without cause” (as defined in the agreement), he will be entitled to a continuation of his base salary for three months following termination and one half of unvested options as of date of termination shall become fully vested. In the event the Company terminates his employment, except if for “Cause” (as defined in the agreement), within twelve (12) months after a Change in Control (as defined in the Cryoport, Inc. 2011 Stock Incentive Plan), then, Mr. Shelton will be entitled to: (i) the continuation of his base salary for twelve (12) months following the date of termination, which shall be paid in accordance with the Company’s ordinary payroll practices in effect from time to time, and which shall begin on the first payroll period immediately following the date on which the general release and waiver becomes irrevocable; and (ii) all options previously granted to Mr. Shelton will become fully vested and exercisable as of the date of termination.

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

Director Fees

Effective May 3, 2012 through December 31, 2014, the cash compensation that each non-employee director was paid $40,000 annually, except for the non-employee Chairman of the Board who was paid $56,000 annually. In addition, each non-employee director who served as Chairman of one or more Board Committees was paid additional cash compensation of $8,000 annually for all Committee Chairmanships.

Effective January 1, 2015, the compensation plan for non-employee directors was changed as follows:

Director fees will be paid in cash, restricted shares of the Company’s common stock or a combination thereof, at the option of the director.

Option 1: Cash compensation of $40,000, paid quarterly;

Option 2: Cash compensation of $13,000, paid quarterly and $27,000 converted into common stock using the volume weighted average price (VWAP) of the stock for the last five days of the trading month ending each quarter, plus an annual grant of options, on the date of the Company’s annual meeting, to purchase 16,667 shares of the Company’s common stock; or

Option 3: No cash compensation but $40,000 converted into common stock using the volume weighted average price (VWAP) of the stock for the last five days of the trading month ending each quarter and paid quarterly. This option carries a 15% premium, as there is no cash outlay to the Company. The calculation would be $40,000 X 1.15 = $46,000 / VWAP.

In addition to the compensation options above the following compensation applies to non-employee directors chairing a Board committee. This compensation will be paid on the same basis as the Director chose from the options described above:

Chairman/Lead Director	$25,000
Audit Committee	$20,000
Compensation Committee	$10,000
Nominating and Corporate Governance Committee	$10,000

Director Stock Option Grants

Annual awards were granted at the shareholders meeting on September 6, 2013. Mr. Rathmann and Mr. Wasserman were each granted an option to purchase 6,667 and 4,167 shares, respectively, of the Company’s common stock with an exercise price of $4.56 per share.

On September 13, 2013, Mr. Zecchini was granted an option to purchase 8,334 shares of the Company’s common stock with an exercise price of $4.80 per share when he joined the board.

On June 16, 2014, Dr. Mandalam was granted an option to purchase 8,334 shares of the Company’s common stock, with an exercise price of $5.40 per share when he joined the board.

Annual awards were granted at the shareholders meeting on August 29, 2014. Mr. Rathmann, Mr. Zecchini and Mr. Mandalam were each granted an option to purchase 6,667, 4,167 and 4,167 shares, respectively, of the Company’s common stock with an exercise price of $5.04 per share.

On December 18, 2014, Mr. Rathmann, Mr. Zecchini and Mr. Mandalam were each granted an option to purchase 17,500, 10,834 and 10,834 shares, respectively, of the Company’s common stock with an exercise price of $4.80 per share.

On January 12, 2015, Mr. Berman was granted an option to purchase 16,667 shares of the Company’s common stock, with an exercise price of $4.56 per share when he joined the board.

The following table sets forth the director compensation of the non-employee directors of the Company during fiscal 2015.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Richard Rathmann	66,688	—	101,921	—	168,609
Stephen Wasserman (3)	20,000	—	—	—	20,000
Ramkumar Mandalam(4)	31,667	—	101,708	—	133,375
Edward Zecchini	48,500	—	63,264	—	111,764
Richard Berman (5)	20,125	—	64,287	—	84,412

(1)	Fees earned or paid in cash as shown in this schedule represent payments and accruals for directors’ services earned during fiscal 2015.

(2)	This column represents the total grant date fair value of all stock options granted in fiscal 2015. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made in fiscal 2015, refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

(3)	Mr. Stephen Wasserman served as director of the Company through the Company’s annual meeting of stockholders on August 29, 2014.

(4)	Dr. Ramkumar Mandalam became a member of the Board in June 2014.

(5)	Mr. Richard Berman became a member of the Board in January 2015.

AUDIT COMMITTEE REPORT

The Audit Committee of the Board has furnished the following report on the Company’s audit procedures and its relationship with its independent registered public accounting firm for fiscal 2015.

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report Form 10-K for fiscal 2015 filed with the SEC.

Audit Committee
Richard Berman (Chairman)
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of May 8, 2015, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and named executive officers as a group. As of May 8, 2015, there were 5,025,577 shares of common stock outstanding. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Cryoport, Inc., 20382 Barents Sea Circle, Lake Forest, CA 92630.

The following table gives effect to the shares of common stock issuable within 60 days of May 8, 2015, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

Beneficial Owner	Number of Shares of Preferred Stock Beneficially Owned		Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Shares of Common Stock Beneficially Owned (6)
Executive Officers and Directors:
Jerrell W. Shelton	15,481		436,648	(1)	8.1%
Robert S. Stefanovich			60,063	(1)	1.2%
Richard Rathmann	13,543	(4)	386,117	(1)	7.4%
Edward Zecchini			13,334	(1)	*
Ramkumar Mandalam Ph.D.			13,334	(1)	*
Richard Berman	1,667	(5)	11,286	(1)	*

All directors and named executive officers as a group (6 persons)			920,782	(1)	16.1%

Other Stockholders:
Cranshire Capital Master Fund(3)			287,469	(1)	5.4%

Total for all Directors, Executive Officers and Other Stockholders			1,208,251		20.1%

*	Represents less than 1%

(1)	Includes shares which individuals shown above have the right to acquire as of May 8, 2015, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows: Mr. Shelton—379,445 shares; Mr. Stefanovich—60,063 shares; Mr. Rathmann—225,832 of which 65,568 are individually owned by Mr. Rathmann and 160,264 are owned by GBR Investments,LLC of which Mr. Rathmann is the manager; Mr. Zecchini—13,334; Dr. Mandalam—13,334 shares; Mr. Berman—7,118 shares; Cranshire Capital—287,469 shares.

(2)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares which the selling security holder has the right to acquire within 60 days.

(3)	Cranshire Capital Master Fund, Ltd. address is 3100 Dundee Road, Suite 703, Northbrook, IL 60062.

(4)	GBR Investments, LLC of which Mr. Rathmann is the manager.

(5)	Mrs. Richard Berman, spouse of Mr. Berman.

(6)	Includes preferred stock converted on 2.5-to-1 basis.

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

The 2002 Plan, which was approved by our stockholders in October 2002, allows for the grant of options to purchase up to 41,667 shares of the Company’s common stock. The 2002 Plan provides for the granting of options to purchase shares of our common stock at prices not less than the fair market value of the stock at the date of grant and generally expire 10 years after the date of grant. The stock options are subject to vesting requirements, generally three or four years. The 2002 Plan also provides for the granting of restricted shares of common stock subject to vesting requirements. As of June 30, 2013, no shares are available for future issuances as the 2002 Plan has expired.

The 2009 Plan, which was approved by our stockholders at our 2009 Annual Meeting of Stockholders held on October 9, 2009, provides for the grant of stock-based incentives. The 2009 Plan allows for the grant of up to 100,000 shares of our common stock for awards to our officers, directors, employees and consultants. The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards. The 2009 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code. As of May 8, 2015, a total of 25,314 shares of our common stock remained available for future grants under the 2009 Plan.

The 2011 Plan, as amended, which was approved by our stockholders at our 2011 Annual Meeting of Stockholders held on September 22, 2011 and, with respect to the amendments, at our 2012, 2013, and 2014 Annual Meeting of Stockholders held on September 13, 2012, September 6, 2013 and August 29, 2014, respectively, provides for the grant of stock-based incentives. The 2011 Plan allows for the grant of up to 1,158,334 shares of our common stock for awards to our officers, directors, employees and consultants. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards. The 2011 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date. As of May 8, 2015, a total of 30,190 shares remained available for future grants under the 2011 Plan.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors and consultants. The warrants are generally not subject to vesting requirements and have ten-year terms.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of March 31, 2015 concerning the Company’s common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the 2002 Plan, the 2009 Plan, the 2011 Plan and other stock based compensation:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,027,564	$5.16	182,796
Equity compensation plans not approved by stockholders(1)	788,086	$6.36	N/A

	1,815,650		182,796

(1)	During November 5, 2012 through December 18, 2014, a total of 766,181options outstanding were granted to employees outside of an option plan of which 671,043 shares were issued to Mr. Shelton. In the past the Company has issued warrants to purchase 27,285 shares of common stock in exchange for services provided to the Company, of which warrants to purchase 21,905 shares of common stock are outstanding and expire through June 2019. The exercise prices ranged from $33.60 to $129.60 and generally vested upon issuance. Fifteen consultants and former officers and directors received warrants to purchase 27,285 shares of common stock in this manner.

The table above excludes options to purchase 465,625 and 20,834 shares of common stock granted on May 7, 2015 to employees and members of the board of director’s, respectively, with an exercise price of $7.80 per share, of which 355,000 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair market value of the Company’s common stock on the date of grant.

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

On May 9, 2013, Richard Rathmann, Director, invested $100,000 in the Bridge Notes offered by the Company to certain accredited investors.  For information on terms related to the Bridge Notes, refer to Note 8 “Convertible Debentures Payable” in the Company’s Form 10-K for the period ended March 31, 2013 filed with the SEC on June 25, 2013.  In addition, on July 12, 2013, GBR Investments, LLC, invested $100,000 in the Bridge Notes offered by the Company to certain accredited investors and also received a warrant to purchase 33,334 shares of common stock at an exercise price of $3.00 per share, pursuant to the terms of such offering.  Richard Rathmann is the Manager of GBR investments, LLC and is considered an indirect beneficial owner of these securities.

During the year ended March 31, 2014, the Company issued to certain accredited investors various unsecured promissory notes with the terms as described under Note 8 in the accompanying March 31, 2015 consolidated financial statements. These unsecured promissory notes included $120,000 of the 5% Bridge Notes issued to Jerrell Shelton, the Company’s Chief Executive Officer, $100,000 of the Bridge Notes issued to Richard Rathmann, a member of the Board of Directors of the Company, $200,000 of the Bridge Notes and $100,000 of the 5% Bridge Notes issued to GBR Investments, LLC, of which Richard Rathmann, is the manager. In May 2014, both note holders elected to convert all principal and interest into a newly established Class A Convertible Preferred Stock and warrants to purchase common stock of Cryoport as further described in Note 11 in the accompanying consolidated financial statements. In November 2014, both Mr. Shelton and GBR Investments, LLC participated in the Class A convertible preferred stock offering and the Company issued 4,167 shares of Class A convertible preferred stock each in exchange for an aggregate amount of $100,000.

As of March 31, 2015, we had an aggregate principal balance of $1.3 million, in unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to us from February 2001 through March 2005. Accrued interest related to these notes amounted to $4,600 as of March 31, 2015.

In March 2015, we entered into definitive agreements relating to the exchange or amendment of the notes evidencing such working capital advances. Three of the notes issued to Patrick Mullins, M.D., Maryl Petreccia and Jeffrey Dell, M.D., which as of March 31, 2015 had outstanding principal balances of $448,200, $266,700 and $208,900, respectively, were amended and the holders received warrants for the purchase 37,347, 22,224, and 17,412 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, and warrants to purchase 834, 417, and 417 shares, respectively, of the our common stock, exercisable on March 2, 2015 and expiring on March 1, 2020, to reimburse the three note holders for any fees or other expenses incurred in connection with this transaction. The notes, as amended, require interest payments on a calendar quarterly basis and all outstanding principal and accrued interest on the maturity date, which is the earlier to occur of (i) March 1, 2016, (ii) the sale of all or substantially all of our assets, or (iii) the merger, consolidation or other similar reorganization of the Company or an affiliate of our Company with another entity. Under the terms of such note, upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $5,000,000 of gross cash proceeds to the Company for the sale of shares of Common Stock or includes the sale of shares of Common Stock among the sale of other securities, the holder has the option to convert into the securities issued in such offering at a twenty percent (20%) to the price per share (or per unit, if applicable) of the securities issued by the Company in such offering. The securities issued to the holder upon conversion will be restricted securities.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new convertible promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which as of March 31, 2015 had an outstanding principal balance of $35,800, requires interest payments on a calendar quarterly basis and all outstanding principal and accrued interest on the maturity date, which is March 1, 2016. Under the terms of such note, upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $5,000,000 of gross cash proceeds to the Company for the sale of shares of Common Stock or includes the sale of shares of Common Stock among the sale of other securities, the holder has the option to convert into the securities issued in such offering at a twenty percent (20%) to the price per share (or per unit, if applicable) of the securities issued by the Company in such offering. The securities issued to the holder upon conversion will be restricted securities.

One note issued to Marc Grossman, M.D., which as of March 31, 2015 had an outstanding principal balance of $298,500, as amended, now provides for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments will be due if no event of default occurs and if the Company (i) complies with its regular payment obligations, reimburses the payee for attorneys’ fees in connection with the negotiation of the Note Amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately pays all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 are paid in full before May 1, 2016, other than (Y) notes that are satisfied upon conversion into common stock, warrants or any other equity of the Company, or (Z) notes that have been paid in full before March 2, 2015. All principal and interest under the Original Note, as amended by the Note Amendment, will be due and shall be paid on May 1, 2016. The note requires monthly payments of $20,000, except for the month of June 2015, where the monthly payment is $72,000.

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

Based solely on a review of the copies of such forms received by it, the Company believes that during fiscal 2015, all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis, except that Jerrell Shelton had two late reports for two transactions, Richard Rathmann had two late reports for three transactions, Mandalam Ramkumar Ph.D. had two late reports for three transactions, Robert Stefanovich had one late report for one transaction, Ed Zecchini had one late report for two transactions.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firms Fees

The following table shows the fees that were billed to us for the audit and other services provided by KMJ Corbin & Company LLP (“KMJ”) for the Company’s fiscal 2015 and fiscal 2014.

	2015	2014
Audit Fees	$76,300	$69,325
Audit-Related Fees	19,775	—
Tax Fees	9,275	7,100
	$105,350	$76,425

The fees billed to us by KMJ during or related to the fiscal years ended March 31, 2015 and 2014 consist of audit fees, audit-related fees and tax fees, as follows:

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

All Other Fees. We did not incur any other fees to KMJ during the fiscal years ended March 31, 2015 and 2014.

Policy on Audit Committee Pre-Approval of Fees

The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the fiscal years ended March 31, 2015 and 2014, all services billed by KMJ were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated October 23, 2012.

3.3	Cryoport Systems, Inc. 2002 Stock Incentive Plan adopted by the Board of Directors on October 1, 2002. Incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

3.4	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 26, 2015.

3.5	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.6	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.7+	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015.

4.1	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007.

4.2	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.3	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

Exhibit No.	Description

4.4	Form of Warrant and Warrant Certificate in connection with the February 25, 2010 public offering. Incorporated by reference to Cryoport’s Amendment No. 5 to Form S-1/A Registration Statement dated February 9, 2010.

4.5	Form of Securities Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.6	Form of First Amendment to Security Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.7	Form of Securities Purchase Agreement (Continuation of the Placement) in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.8	Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.9	Form of Joinder to Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.10	Form of Securities Purchase Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.

4.11	Form of Registration Rights Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.
4.12	Form of Warrant in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.13	Form of Warrant in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.14	Form of Securities Purchase Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.15	Form of Registration Rights Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.16	Form of Warrant. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.17	Form of Warrant issued with Convertible Promissory Notes. Incorporated by reference to Exhibit 4.20 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.18	Form of Warrant issued upon Conversion of Convertible Promissory Notes. Incorporated by reference to Exhibit 4.21 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.19	Form of Warrant Issued to Placement Agents. Incorporated by reference to Exhibit 4.22 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.20	Form of Warrant issued with Convertible Promissory Notes (5% Bridge Notes). Incorporated by reference to Exhibit 4.23 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

4.21	Form of Warrant issued in connection with the May 2014 private placement. Incorporated by reference to Exhibit 4.24 of Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

4.22	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 9, 2014.

Exhibit No.	Description

4.23	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

4.24	Form of Warrant issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.25	Form of March Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.26	Form of March Fee Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 9, 2015.

10.1.1	Commercial Promissory Note between Cryoport, Inc. and D. Petreccia executed on August 26, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.2	Commercial Promissory Note between Cryoport, Inc. and J. Dell executed on September 1, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Note between Cryoport, Inc. and P. Mullens executed on September 2, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Note between Cryoport, Inc. and R. Takahashi executed on August 25, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.2.1	Lease Agreement dated June 26, 2007 between CryoPort, Inc. and Viking Investors—Barents Sea LLC. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and referred to as Exhibit 10.5

10.2.2	Second Amendment To Lease: Renewal dated August 24, 2009, between CryoPort, Inc. and Viking Inventors-Barents Sea LLC. Incorporated by reference to Cryoport’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

10.2.3	Third Amendment to Lease: Renewal dated June 8, 2010 between Viking Investors Barents Sea, LLC. Incorporated by reference to Exhibit 10.5.3 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.3	Securities Purchase Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.6.

10.4	Registration Rights Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.7.

10.5	Security Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.8.

10.6	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.10.

10.7	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.11.

10.8	Waiver dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.12.

Exhibit No.	Description

10.9	Security Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.13.

10.10	Consent, Waiver and Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. and its subsidiary dated July 30, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated July 29, 2009 and referred to as Exhibit 10.15.

10.11.1	Master Consulting and Engineering Services Agreement dated October 9, 2007 with KLATU Networks, LLC and CryoPort, Inc. Incorporated by reference to Cryoport, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.2.

10.11.2	First Amendment to Master Consulting and Engineering Services Agreement dated as of April 23, 2009, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.32.

10.11.3	Second Amendment to Master Consulting and Engineering Services Agreement dated as of November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.33.

10.12	Stock Option Agreement ISO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.13	Stock Option Agreement NSO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.14	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

10.15	Form Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated October 9, 2009.

10.16	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.17	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.18	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to Cryoport’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.19	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to Cryoport’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.20	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 10.24 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.21	Form of Amendment to Convertible Promissory Note. Incorporated by reference to Exhibit 10.25 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.22	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 10.26 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.23*	Employment Agreement between the Company and Jerrell Shelton. Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 6, 2012 and referred to as Exhibit 10.45.

10.24*	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

Exhibit No.	Description

10.25#	Master Agreement between the Company and Federal Express Corporation dated January 1, 2013. Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2013 and referred to as Exhibit 10.1.

10.26*	Employment Agreement dated June 28, 2013 with Jerrell Shelton. Incorporated by reference to Exhibit 10.30 to Cryoport’s Current Report on Form 8-K filed with the SEC on July 3, 2013.

10.27	Form of Convertible Promissory Notes issued with Warrants. Incorporated by reference to Exhibit 10.31 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

10.28	Form of Letter of Tender and Exchange. Incorporated by reference to Exhibit 10.32 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

10.29	Form of Convertible Promissory Note (5% Bridge Note) issued with Warrants. Incorporated by reference to Exhibit 10.33 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

10.30	Form of Subscription Agreement in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.34 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.31	Form of Election to Convert in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.35 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.32	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Cryoport’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.33	Subscription Agreement and Letter of Investment Intent. Incorporated by reference to Exhibit 10.1 to Cryoport’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

10.34	2014 Series Secured Promissory Note. Incorporated by reference to Exhibit 10.2 to Cryoport’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

10.35	Security Agreement. Incorporated by reference to Exhibit 10.3 to Cryoport’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

10.36	Subscription Agreement and Letter of Investment Intent. Incorporated by reference to Exhibit 10.1 to Cryoport’s Current Report on Form 8-K filed with the SEC on February 20, 2015.

10.37	Form of Note Exchange Agreement and Letter of Investment Intent, dated February 19, 2015. Incorporated by reference to Exhibit 10.1 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.38	Form of Exchange Note issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 10.2 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.39	Form of Letter of Investment Intent, dated March 2, 2015. Incorporated by reference to Exhibit 10.3 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.40	Form of Amended and Restate Note issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 10.4 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.41	Amendment to Simple Interest Commercial Promissory Note, dated March 2, 2015. Incorporated by reference to Exhibit 10.5 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015

10.42*+	Stock Option Agreement dated December 18, 2014 between the Company and Jerrell Shelton.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm—KMJ Corbin & Company LLP.

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton
Chief Executive Officer and Director

Date: May 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON Jerrell W. Shelton	Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2015

/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich	Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2015

/s/ RICHARD G. RATHMANN Richard G. Rathmann	Director	May 19, 2015

/s/ EDWARD ZECCHINI Edward Zecchini	Director	May 19, 2015

/s/ RAMKUMAR MANDALAM, PH.D. Ramkumar Mandalam Ph.D.	Director	May 19, 2015

/s/ RICHARD BERMAN Richard Berman	Director	May 19, 2015

Cryoport, Inc. and Subsidiary

Consolidated Financial Statements

As of March 31, 2015 and 2014

For Each of the Two Years Ended March 31, 2015

Cryoport, Inc. and Subsidiary

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Cryoport, Inc.

We have audited the accompanying consolidated balance sheets of CryoPort, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the two-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CryoPort, Inc. at March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has had negative cash flows from operations since inception. Although the Company has cash and cash equivalents of $1.4 million at March 31, 2015, management has estimated that cash on hand, which include proceeds from Class B convertible preferred stock received subsequent to the fourth quarter of fiscal 2015, will only be sufficient to allow the Company to continue its operations into the third quarter of fiscal 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

May 19, 2015

Cryoport, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,405,186	$369,581
Accounts receivable, net of allowance for doubtful accounts of $12,200 and $24,600, respectively	589,699	515,825
Inventories	69,680	29,703
Other current assets	97,337	196,505
Total current assets	2,161,902	1,111,614
Property and equipment, net	307,926	408,892
Intangible assets, net	136,821	180,086
Deposits and other assets	—	9,358
Total assets	$2,606,649	$1,709,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and other accrued expenses	$758,696	$579,678
Accrued compensation and related expenses	725,712	454,288
Notes payable and accrued interest, net of discount of $221,400 at March 31, 2015	535,507	—
Convertible debentures payable and accrued interest, net of discount of $184,800 at March 31, 2014	—	1,622,359
Related-party notes payable and accrued interest, net of discount of $259,600 at March 31, 2015	976,581	1,358,120
Total current liabilities	2,996,496	4,014,445
Related-party notes payable, net of current portion	26,452	—
Total liabilities	3,022,948	4,014,445

Commitments and contingencies
Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock, $0.001 par value; 800,000 shares authorized; 454,750 and 0 shares issued and outstanding at March 31, 2015 and 2014, respectively (aggregate liquidation preference of $5,758,485 at March 31, 2015)	455	—
Class B convertible preferred stock, $0.001 par value; 585,000 shares authorized; 161,709 and 0 shares issued and outstanding at March 31, 2015 and 2014, respectively (aggregate liquidation preference of $1,944,351 at March 31, 2015)	162	—
Common stock, $0.001 par value; 20,833,333 shares authorized; 5,025,577 and 4,998,330 issued and outstanding at March 31, 2015 and 2014, respectively	5,026	4,999
Additional paid-in capital	97,346,137	83,567,380
Accumulated deficit	(97,768,079)	(85,876,874)
Total stockholders’ deficit	(416,299)	(2,304,495)
Total liabilities and stockholders’ deficit	$2,606,649	$1,709,950

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended March 31,
	2015	2014
Revenues	$3,935,320	$2,659,943
Cost of revenues	2,766,391	2,222,988
Gross margin	1,168,929	436,955
Operating costs and expenses:
Selling, general and administrative	6,409,381	5,106,219
Research and development	352,580	409,111
Total operating costs and expenses	6,761,961	5,515,330
Loss from operations	(5,593,032)	(5,078,375)
Other (expense) income:
Debt conversion expense	—	(13,713,767)
Interest expense	(1,428,015)	(784,454)
Other expense, net	(4,266)	(8,078)
Change in fair value of derivatives	—	20,848
Loss before provision for income taxes	(7,025,313)	(19,563,826)
Provision for income taxes	(1,600)	(1,600)
Net loss	(7,026,913)	(19,565,426)
Preferred stock beneficial conversion charge	(4,864,292)	—
Undeclared cumulative preferred dividends	(305,328)	—
Net loss attributable to common stockholders	$(12,196,533)	$(19,565,426)
Net loss per share attributable to common stockholders – basic and diluted	$(2.44)	$(4.81)
Weighted average shares outstanding – basic and diluted	5,006,219	4,070,876

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Stockholders’ (Deficit) Equity

	Class A		Class B						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Deficit) Equity
Balance at March 31, 2013	—	$—	—	$—	3,146,719	$3,147	$64,245,026	$(66,311,448)	$(2,063,275)
Net loss	—	—	—	—	—	—	—	(19,565,426)	(19,565,426)
Stock-based compensation expense	—	—	—	—	—	—	678,119	—	678,119
Estimated relative fair value of warrants issued in connection with convertible bridge notes payable	—	—	—	—	—	—	478,229	—	478,229
Issuance of common stock upon exercise of options and warrants	—	—	—	—	131,943	132	326,758	—	326,890
Issuance of common stock units upon conversion of convertible bridge notes and accrued interest	—	—	—	—	1,719,668	1,720	4,125,481	—	4,127,201
Induced debt conversion expense	—	—	—	—	—	—	13,713,767	—	13,713,767
Balance at March 31, 2014	—	—	—	—	4,998,330	4,999	83,567,380	(85,876,874)	(2,304,495)
Net loss	—	—	—	—	—	—	—	(7,026,913)	(7,026,913)
Stock-based compensation expense	—	—	—	—	—	—	864,306	—	864,306
Issuance of Class A convertible preferred stock, net of offering costs of $577,600	291,142	291	—	—	—	—	2,915,774	—	2,916,065
Issuance of Class A convertible preferred stock upon conversion of 5% bridge notes and accrued interest	163,608	164	—	—	—	—	1,766,833	—	1,766,997
Issuance of Class B convertible preferred stock, net of offering costs of $249,000	—		161,709	162	—	—	1,691,344	—	1,691,506
Issuance of common stock upon exercise of options and warrants	—	—	—	—	23,913	24	92,585	—	92,609
Accretion of the fair value of the Class A and Class B convertible preferred stock beneficial conversion features and relative fair value of warrants	—	—	—	—	—	—	4,864,292	(4,864,292)	—
Estimated relative fair value of beneficial conversion feature of 5% bridge notes	—	—	—	—	—	—	826,919	—	826,919
Issuance of restricted stock in connection with consulting agreement	—	—	—	—	3,334	3	17,397	—	17,400
Estimated relative fair value of warrants issued in connection with related-party notes payable	—	—	—	—	—	—	280,370	—	280,370
Estimated relative fair value of warrants issued in connection with 7% notes payable	—	—	—	—	—	—	458,937	—	458,937

Balance at March 31, 2015	454,750	$455	161,709	$162	5,025,577	$5,026	$97,346,137	$(97,768,079)	$(416,299)

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(7,026,913)	$(19,565,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,938	311,590
Amortization of debt discount and deferred financing costs	1,368,305	678,915
Stock-based compensation expense	881,706	678,119
Change in fair value of derivative instruments	—	(20,848)
Loss on disposal of cryogenic shippers	16,423	16,066
Provision for bad debt	2,713	24,876
Debt conversion expense	—	13,713,767
Changes in operating assets and liabilities:
Accounts receivable, net	(76,587)	(323,604)
Inventories	(39,977)	9,509
Other assets	10,174	(26,588)
Accounts payable and other accrued expenses	209,138	(221,929)
Accrued compensation and related expenses	271,424	236,856
Accrued interest	57,954	108,038
Net cash used in operating activities	(4,127,702)	(4,380,659)
Cash Flows From Investing Activities:
Purchases of property and equipment	(70,130)	(138,886)
Net cash used in investing activities	(70,130)	(138,886)
Cash Flows From Financing Activities:
Proceeds from the issuance of Class A and Class B convertible preferred stock, net of offering costs	4,607,571	—
Proceeds from exercise of stock options and warrants	92,609	326,890
Proceeds from the issuance of notes payable	915,000	—
Proceeds from issuance of convertible debt	—	4,558,301
Repayment of notes payable	(173,623)	—
Repayment of convertible debt	(50,000)	—
Repayment of offering and deferred financing costs	(30,120)	(463,169)
Repayment of related-party notes payable	(128,000)	(96,000)
Net cash provided by financing activities	5,233,437	4,326,022
Net change in cash and cash equivalents	1,035,605	(193,523)
Cash and cash equivalents — beginning of year	369,581	563,104
Cash and cash equivalents — end of year	$1,405,186	$369,581
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$753	$—
Cash paid for income taxes	$1,600	$1,600
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred financing costs in connection with convertible debt payable included in accounts payable	$—	$30,120
Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$4,864,292	$—
Estimated relative fair value of warrants issued in connection with convertible bridge notes payable	$—	$478,229
Estimated relative fair value of warrants issued in connection with related-party convertible notes payable	$280,370	$—
Estimated relative fair value of warrants issued in connection with notes payable	$458,937	$—
Conversion of bridge notes payable and accrued interest into common stock units	$—	$4,127,201
Conversion of convertible debentures payable and accrued interest into convertible preferred stock units	$1,766,997	$—

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of the Business

Cryoport Inc. (the “Company”, “Cryoport”, “we” or “our”) is a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 200,901 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains an operating company under Cryoport, Inc. We became “publicly held” by the reverse merger with GT5 described above. Over time the Company transitioned from being a development company to a fully operational public company in early 2011, providing global cryogenic logistics solutions to the biotechnology and life sciences industries.

The Company became public by a reverse merger with a shell company in May 2005. Over time the Company has transitioned from being a development company to a fully operational public company, providing cold chain logistics solutions to the biotechnology and life sciences industries globally.

Since fiscal year 2011, the Company has taken significant steps towards commercialization of the Cryoport Express® logistics solutions in validating, perfecting and expanding its features. The Company has now managed shipments of its Cryoport Express® Shippers through its CryoportalTM into and out of more than 80 countries, handling a vast array of different biological products and specimens.

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

Our most used solution is the “turnkey” solution, which can be accessed directly through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed and cleared, we ship a fully charged Cryoport Express® Shipper to the client who conveniently loads its frozen commodity into the inner chamber of the Cryoport Express® Shipper.  The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address (“Flap A”) for pre-arranged carrier pick up.  Cryoport arranges for the pick-up of the parcel by a shipping service provider, which is designated by the client or chosen by Cryoport, for delivery to the client’s intended recipient.  The recipient simply opens the shipper package and removes the frozen commodity that has been shipped.  The recipient then reseals the package, displaying the nearest Cryoport Operations Center address (“Flap B”), making it ready for pre-arranged carrier pick-up. The When the Cryoport Operations Center receives the Cryoport Express® Shipper, it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

In late 2012, we shifted our focus to become a comprehensive cryogenic logistics solutions provider. Recognizing that clients in the life sciences industry have varying requirements, we unbundled our technologies, establishing customer facing solutions and taking a consultative approach to the market. Today, in addition to our standard “Turn-key Solution,” described above, we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” designed for clients making 50 or more shipments per month. Under this solution, we supply an inventory of our Cryoport Express® Shippers to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer services professionals monitor the shipment and the return of the shipper to us for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us. .

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings, with “powered by CryoportSM” appearing prominently on the offering software interface and packaging. This solution can also be private labeled upon meeting certain requirements, such as minimum required shipping volumes.

•	“Integrated Solution,” which is our outsource solution. It is our most comprehensive solution and involves our management of the entire cryogenic logistics process for our client, including Cryoport employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution,” designed for allogeneic therapies. In this model we supply our Cryoport Express® Shipper to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies. In this model our Cryoport Express® Shipper serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapy market by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-sight, cryopreservation device. Our customer services professionals monitor each shipment throughout the predetermined process, including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

Strategic Logistics Alliances

We have sought to establish strategic alliances as a method of marketing our solutions providing minus 150° C shipping conditions to the life sciences industry. We have focused our efforts on leading companies in the logistics services industry as well as participants in the life sciences industry. In connection with our alliances with providers of shipping services, we refer to their offerings as “powered by CryoportSM” to reflect our solutions being integrated into our alliance partner’s services.

Cryoport now serves and supports the three largest integrators in the world, responsible for over 85% of worldwide airfreight, with its advanced cryogenic logistics solutions for life sciences. We operate with each independently and confidentially in support of their respective market and sales strategies. We maintain our independent partnerships with strict confidentiality guidelines within the Company. These agreements represent a significant validation of our solutions and the way we conduct our business.

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

These agreements the three largest integrators in the world represent a significant validation of our solutions and the way we conduct our business.

Life Sciences Agreements

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

Going Concern

The consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. At March 31, 2015, we had an accumulated deficit of $97.8 million. During the year ended March 31, 2015, we used cash in operations of $4.1 million and had a net loss of $7.0 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at March 31, 2015, additional funds raised subsequent to March 31, 2015 through the Class B convertible preferred stock (see Note 15), together with the revenues generated from our services will be sufficient to sustain our planned operations into the third quarter of fiscal year 2016; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

On May 12, 2015, our Board of Directors approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1-for-12, with no reduction in the number of shares of common stock that were previously authorized in our certificate of incorporation.  The reverse stock split is effective on May 19, 2015.  Unless otherwise noted, all share and per share data in this annual report give effect to the 1-for-12 reverse stock split of our common stock. Financial information updated by this capital change includes earnings per common share, dividends per common share, stock price per common share, weighted average common shares, outstanding common shares, treasury shares, common stock, additional paid-in capital, and share-based compensation.

Principles of Consolidation

The consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include allowances for doubtful accounts, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity instruments and conversion features.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, convertible debentures payable, notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at March 31, 2015 and 2014 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit insurance coverage limits up to $250,000 per owner. At March 31, 2015 and 2014, the Company had cash balances of approximately $1.3 million and $159,000, respectively, which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2015 and 2014 are net of reserves for doubtful accounts of $12,200 and $24,600, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded our estimates.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At March 31, 2015 and 2014, respectively, there was one customer that accounted for 14.6% and 30.6% of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at March 31, 2015 and 2014.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During fiscal years 2015 and 2014, the Company had revenues from foreign customers of approximately $617,200 and $434,000, respectively, which constituted approximately 15.7% and 16.3% of total revenues, respectively. For the fiscal year ended March 31, 2015 and 2014, there was one customer that accounted for 22.7% and 30.8% of total revenues. No other single customer generated over 10% of total revenues during 2015 and 2014.

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

Property and equipment are recorded at cost. Cryogenic shippers, which comprise of 90% and 89% of the Company’s net property and equipment balance at March 31, 2015 and 2014, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2015.

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

Conversion Features

If a conversion feature of convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method.

Preferred stock is convertible to common stock at a rate of conversion that is below market value, therefore, this feature is characterized as a BCF. The Company records this BCF as a discount to the preferred stock and accretes the discount to retained earnings as a deemed dividend upon issuance of the preferred stock.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2015 and 2014, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2015 and 2014, respectively and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended March 31, 2015 and 2014. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2015, the Company is no longer subject to U.S. federal examinations for years before 2011 and for California franchise and income tax examinations for years before 2010. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials, and at the time that collectability is reasonably certain. Revenue is based on gross amounts, net of discounts and allowances.

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

Stock-based Compensation

The Company accounts for stock-based payments to employees and directors in accordance with stock-based payment accounting guidance which requires all stock-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized based upon their estimated fair values. The fair value of stock-based awards is estimated at grant date using the Black-Scholes option pricing method (“Black-Scholes”) and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at March 31, 2015 and 2014 was zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during years ended March 31, 2015 and 2014.

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

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the estimated fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current estimated fair values at each of those interim financial reporting dates.

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for cumulative preferred stock dividends, (if any), whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. For the year ended March 31, 2015, the Company had cumulative, undeclared dividends that have not been accrued related to its preferred stock of $305,328, which were added to the net loss on the consolidated statement of operations in order to calculate net loss per common share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for each of the two years in the period ended March 31, 2015:

	Years Ended March 31,
	2015	2014
Net loss	$(7,026,913)	$(19,565,426)
Less:
Preferred stock beneficial conversion charge	(4,864,292)	—
Undeclared cumulative preferred dividends	(305,328)	—
Net loss attributable to common stockholders	$(12,196,533)	$(19,565,426)
Weighted average shares issued and outstanding	5,006,219	4,070,876
Basic and diluted net loss per share attributable to commons stockholders	$(2.44)	$(4.81)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Years Ended March 31,
	2015	2014
Class A convertible preferred stock	1,136,875	—
Class B convertible preferred stock	404,273	—
Stock options	419,785	288,193
Warrants	436,779	268,478
	2,397,712	556,671

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2015 and 2014.

Foreign Currency Transactions

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. In April 2015, the FASB proposed a one year deferral of the effective date for public entities and others, related to this ASU. The comment deadline for the one year deferral period is May 29, 2015. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has not selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements

Note 3. Inventories

Inventories consist of the following:

	March 31,
	2015	2014
Raw materials	$41,725	$18,283
Finished goods	27,955	11,420
	$69,680	$29,703

Note 4. Property and Equipment

Property and equipment consist of the following:

	March 31,
	2015	2014
Cryogenic shippers	$1,034,554	$1,037,286
Furniture and fixtures	30,746	30,746
Machinery and equipment	350,520	386,731
Leasehold improvements	23,652	30,913
	1,439,472	1,485,676
Less accumulated depreciation and amortization	(1,131,546)	(1,076,784)
	$307,926	$408,892

Total depreciation and amortization expense related to property and equipment amounted to $154,700 and $219,400 for the years ended March 31, 2015 and 2014, respectively.

Note 5. Intangible Assets

	March 31, 2015
Intangible assets consist of the following:	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$154,214	$(56,128)	$98,086	5.0
Software development costs for internal use	547,127	(508,392)	38,735	1.0
Total intangible assets	$701,341	$(564,520)	$136,821

	March 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$154,214	$(55,712)	$98,502	4.9
Software development costs for internal use	547,127	(465,543)	81,584	1.6
Total intangible assets	$701,341	$(521,255)	$180,086

Amortization expense for intangible assets for the years ended March 31, 2015 and 2014 was $43,200 and $92,200, respectively.

Future amortization of intangible assets is approximately as follows:

Years Ending March 31,
2016	$49,800
2017	28,200
2018	19,600
2019	19,600
2020	19,600
$136,800

Note 6. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following:

	March 31,
	2015	2014
Accrued salary and wages	$161,241	$80,328
Accrued paid time off	159,992	155,166
Accrued board of director fees	401,532	214,553
Other accrued obligations	2,947	4,241
	$725,712	$454,288

Board of director’s fees aggregating $346,700 at March 31, 2015 were paid in April 2015.

Note 7. Notes Payable

From December 2014 through February 2015, the Company issued to certain accredited investors 2014 Series Secured Promissory Notes (the “7% Bridge Notes”) in the aggregate original principal amount of $915,000. The 7% Bridge Notes accrue interest at a rate of 7% per annum. All principal and interest under the 7% Bridge Notes will be due on July 1, 2015, however, the Company may elect to extend the maturity date of the notes to January 1, 2016 by providing written notice to the note holders and a warrant to purchase a number of shares of the Company’s common stock equal to (a) the then outstanding principal balance of the note, divided by (b) $6.00 multiplied by 125%. The Company may prepay the 7% Bridge Notes at any time without penalty and shall prepay the 7% Bridge Notes in an amount equal to 25% of the net cash proceeds received by the Company during each month from the issuance of either debt or equity.

The 7% Bridge Notes are secured by all tangible assets of the Company pursuant to the terms of that certain Security Agreement dated December 3, 2014 between the Company and the note holders. The Company is obligated to keep the collateral and all of its other personal property and assets free and clear of all other security interests, except for certain limited exceptions.

In connection with the issuance of the 7% Bridge Notes, the Company issued the note holders warrants to purchase 190,625 shares of common stock at an exercise price of $6.00 per share. The warrants were exercisable on May 31, 2015 and expire on November 30, 2021. The relative fair value of the warrants of $458,900 was recorded as a debt discount and is amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the notes.  During the year ended March 31, 2015, the Company amortized $237,500 of the debt discount to interest expense for these notes.

The Company did not pay any discounts or commissions with respect to the issuance of the 7% Bridge Notes or the warrants. In January and March 2015, the Company repaid an aggregate of $173,600 of the original principal balance outstanding, representing 25% of the net proceeds received from the Class A and Class B convertible preferred stock offering through February 28, 2015. All remaining principal and accrued interest at March 31, 2015 was repaid in April 2015.

Note 8. Convertible Debentures Payable

2013 and 2014 Bridge Notes

In the fourth quarter of fiscal 2013 and first nine months of fiscal 2014, the Company issued to certain accredited investors unsecured convertible promissory notes (the “Bridge Notes”) in the original principal amount of $1,294,500 and $2,765,300, respectively, for total principal of $4,059,800, pursuant to the terms of subscription agreements and letters of investment intent.

The Bridge Notes accrued interest at a rate of 15% per annum from date of issuance until January 31, 2013 and at a rate of 5% per annum from February 1, 2013 through the date of payment, in each case on a non-compounding basis. All principal and interest under the Bridge Notes were due on December 31, 2013.

In connection with the issuance of the Bridge Notes to three accredited investors totaling $400,000 in June, July and August 2013, the Company granted these investors warrants to purchase 149,789 shares of common stock at an exercise prices ranging from $2.28 to $3.48 per share. The relative fair value of the warrants of $199,200 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the Bridge Notes. These Bridge Notes accrued interest at 8% per annum from the date of issuance through date of payment, on a non-compounding basis. All other terms of these Bridge Notes are consistent with the rest of the Bridge Notes. Upon conversion of the Bridge Notes in September and October 2013, the remaining unamortized debt discount was amortized to interest expense.

In September and October 2013, the Bridge Note holders accepted an offer by the Company and converted an aggregate of $4,127,200 of outstanding principal and accrued interest under the Bridge Notes into 1,719,668 units (the “Units”) at a price of $2.40 per Unit, with each Unit consisting of (i) one share of common stock of the Company (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock at an exercise price of $4.44 per share. The warrants are exercisable beginning on March 31, 2015 and have a term of five years from date of issuance. As the transaction was considered an induced conversion under the applicable accounting guidance, the Company recognized $13,713,800 in debt conversion expense representing the estimated fair value of the securities transferred in excess of the estimated fair value of the securities issuable upon the original conversion terms of the Bridge Notes. The Company calculated the estimated fair value of the common stock issued by using the closing price of the stock on the date of issuance. The estimated fair value of the warrants was calculated using Black-Scholes.

Upon conversion of the Bridge Notes, the remaining unamortized debt discount was amortized to interest expense. During the years ended March 31, 2015 and 2014, the Company amortized $0 and $199,200, respectively, to interest expense.

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

In connection with the issuance of the 5% Bridge Notes, the Company granted these investors warrants to purchase 74,709 shares of common stock at an exercise price of $5.88 per share. The warrants were exercisable on May 31, 2014 and expire on December 31, 2018. The relative fair value of the warrants of $279,100 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the 5% Bridge Notes.  During the years ended March 31, 2015 and 2014, the Company amortized $184,700 and $94,400, respectively, of the debt discount to interest expense for these notes.

The agreement allowed that in the event the Company designated and issued one or more types of equity securities while the 5% Bridge Notes were outstanding (a “Subsequent Offering”), the Company must provide written notice to the holders of the notes and such holders had a right to convert up to all of the principal and accrued unpaid interest on the notes into shares of such equity securities on the same terms as the Subsequent Offering during the ten days following the provision of such notice. The conversion price for these equity securities was 90% of the offering price for the equity securities in the Subsequent Offering. At the time of issuance, the Company was unable to value the conversion feature of these 5% Bridge Notes given the absence of a fixed conversion rate and the convertibility of the 5% Bridge Notes was contingent upon the completion of a Subsequent Offering. However, on May 6, 2014, the Company completed the first convertible preferred stock offering which established a firm commitment date. This triggered the valuation of the beneficial conversion feature of the 5% Bridge Notes which aggregated $826,900 and was recorded as interest expense during the year ended March 31, 2015. Note holders with a principal amount of $1,743,000, together with $24,000 of accrued interest, converted their 5% Bridge Notes to convertible preferred stock units (see Note 11) and one note holder was paid principal and interest of $50,800.

Emergent Financial Group, Inc. (“Emergent”) served as the Company’s placement agent in connection with the original placement of the Bridge Notes and 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes. Debt financing costs in the aggregate of $492,500, comprised primarily of the commission earned by Emergent, were amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the notes. During the years ended March 31, 2015 and 2014, the Company amortized $98,400 and $385,400, respectively, of the debt financing costs to interest expense for these notes.

Note 9. Related-Party Transactions

 As of March 31, 2015 and 2014, the Company had aggregate principal balances of $1.3 million and $555,500, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Convertible Notes Payable

In March 2015, we entered into definitive agreements relating to the exchange or amendment of the notes evidencing such working capital advances. Three of the notes issued to Patrick Mullins, M.D., Maryl Petreccia and Jeffrey Dell, M.D., which as of March 31, 2015 had outstanding principal balances of $448,200, $266,700 and $208,900, respectively, were amended and the holders received warrants for the purchase 37,347, 22,224, and 17,412 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, and warrants to purchase 834, 417, and 417 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, to reimburse the three note holders for any fees or other expenses incurred in connection with this transaction. The convertible notes, as amended, require interest payments on a calendar quarterly basis and all outstanding principal and accrued interest on the maturity date, which is the earlier to occur of (i) March 1, 2016, (ii) the sale of all or substantially all of our assets, or (iii) the merger, consolidation or other similar reorganization of the Company or an affiliate of our Company with another entity. Under the terms of such convertible note, upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $5,000,000 of gross cash proceeds to the Company for the sale of shares of common stock or includes the sale of shares of common stock among the sale of other securities, the holder has the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per share (or per unit, if applicable) of the securities issued by the Company in such offering. The securities issued to the holder upon conversion will be restricted securities.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new convertible promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new convertible note, which as of March 31, 2015 had an outstanding principal balance of $35,800, requires interest payments on a calendar quarterly basis and all outstanding principal and accrued interest on the maturity date, which is March 1, 2016. Under the terms of such convertible note, upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $5,000,000 of gross cash proceeds to the Company for the sale of shares of common stock or includes the sale of shares of common stock among the sale of other securities, the holder has the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per share (or per unit, if applicable) of the securities issued by the Company in such offering. The securities issued to the holder upon conversion will be restricted securities.

The conversion of the related-party convertible notes payable at a 20% discount to the price per share of the securities issued in a public offering is contingent upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $5,000,000 of gross cash proceeds to the Company. The fair value of the beneficial conversion feature will be recorded upon the contingency being resolved and the Company estimated the fair value of the beneficial conversion feature of the related-party convertible notes aggregated $521,000 at March 31, 2015.

The relative fair value of the related-party warrants of $280,400 was recorded as a debt discount and will be amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the convertible notes.  During the year ended March 31, 2015, the Company amortized $20,800 of the debt discount to interest expense for these convertible notes.

 Related-party interest expense under these notes was $33,500 and $36,500 for the years ended March 31, 2015 and 2014, respectively. Accrued interest, which is included in related-party notes payable in the accompanying consolidated balance sheets, amounted to $4,600 and $802,600 as of March 31, 2015 and 2014, respectively.

Related-Party Note Payable

One note issued to Marc Grossman, M.D., which as of March 31, 2015 had an outstanding principal balance of $298,500, as amended, now provides for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments will be due if no event of default occurs and if the Company (i) complies with its regular payment obligations, reimburses the payee for attorneys’ fees in connection with the negotiation of the note amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately pays all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 are paid in full before May 1, 2016, other than (Y) notes that are satisfied upon conversion into common stock, warrants or any other equity of the Company, or (Z) notes that have been paid in full before March 2, 2015. All principal and interest under the original note, as amended by the note amendment, will be due and shall be paid on May 1, 2016. The note requires monthly payments of $20,000, except for the month of June 2015, where the monthly payment is $72,000.

5% Bridge Notes

From December 2013 to March 2014, the Company issued 5% Bridge Notes in the original principal amount of $1,793,000. This includes two notes in the aggregate amount of $120,000 issued to Jerrell Shelton, the Company’s Chief Executive Officer, on December 11, 2013 and January 10, 2014 as well as a note in the amount of $100,000 issued to GBR Investments, LLC on February 3, 2014, of which Richard Rathmann, a Director of the Company, is the manager (see Note 8).

Class A Convertible Preferred Stock

In November 2014, both Mr. Shelton and GBR Investments, LLC participated in the Class A convertible preferred stock offering described in Note 11 and the Company issued 4,167 shares of Class A convertible preferred stock each in exchange for an aggregate amount of $100,000.

Note 10. Commitments and Contingencies

Facility and Equipment Leases

We lease 11,900 square feet of corporate, research and development, and warehouse facilities in Lake Forest, California under an operating lease expiring June 30, 2015, which we do not intend to renew. In May 2015, we amended the lease to convert to a month-to-month basis, commencing July 1, 2015. The base rent will be $9,500 and either party will have the right to cancel this month-to-month agreement by giving the other party a minimum of a 90-day prior written notice. We are currently exploring other facilities to meet our growing demands. The lease agreement contains certain scheduled rent increases, which are accounted for on a straight-line basis. We also lease certain office equipment which expires in March 2018.

Future minimum lease payments are approximately as follows:

Years ending March 31,	Operating Leases
2016	$27,200
2017	5,500
2018	5,500
$38,200

Rent expense for the years ended March 31, 2015 and 2014 was approximately $168,900 and $178,000, respectively.

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

The agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $339,300 and $395,300 for the years ended March 31, 2015 and 2014, respectively.

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

Note 11. Stockholders’ Equity

Authorized Stock

The Company has 20,833,333 authorized shares of common stock with a par value of $0.001 per share. In September 2011, our stockholders approved an amendment to the Amended and Restated Articles of Incorporation to authorize a class of undesignated or "blank check" preferred stock, consisting of 2,500,000 shares at $0.001 par value per share. Shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions to be fixed by the Company's board of directors. In May 2014, our stockholders approved a Certificate of Designation, which designated 800,000 shares of preferred stock as Class A Convertible Preferred Stock. In February 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 400,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class B Convertible Preferred Stock. In April 2015, the Company filed with the Secretary of State of the State of Nevada to increase the number shares of Class B Convertible Preferred Stock from 400,000 shares to 585,000 shares.

Designation of Class A Convertible Preferred Stock

On May 2, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 800,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class A Convertible Preferred Stock (“Class A Preferred Stock”).

The rights, preferences, and privileges of the Class A Preferred Stock are summarized as follows:

•	Dividends shall accrue on shares of Class A Preferred Stock at the rate of $0.96 per annum. Such dividends shall accrue day-to-day, shall be cumulative, and shall be payable on when, as, and if declared by the Board of Directors of the Company.

•	In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Class A Preferred Stock then outstanding shall be entitled to receive a liquidation preference payment equal to $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus any accrued dividends, but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon.

•	Shares of Class A Preferred Stock shall vote together with the common stock on an as-converted basis. Holders of the Class A Preferred Stock will have 2.5 votes per share of Class A Preferred Stock held compared to one vote for each share of the Company’s common stock.

•	At any time after September 1, 2014, shares of Class A Preferred Stock shall be convertible into 2.5 shares of common stock. In addition, accrued but unpaid dividends on the Preferred Stock, whether or not declared, will also be convertible into common stock after September 1, 2014 at the rate of one share for each $4.80 of dividend. Such conversion is subject to adjustment in the event of any stock split or combination, certain dividends and distributions, and any reorganization, recapitalization, reclassification, consolidation, or merger involving the Company.

•	Shares of the Class A Preferred Stock shall be subject to redemption by the Company at any time on or after January 15, 2017, upon payment of $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus all accrued but unpaid dividends, whether or not declared, thereon.

•	On March 26, 2015, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation (“Restated Designation”). The Restated Designation adopted certain special mandatory conversion provisions for the Class A Preferred Stock upon a qualified offering (defined as a public offering resulting in at least $5,000,000 of gross cash proceeds), whereby the Class A Preferred Stock is converted into the type of securities issued in such qualified offering at a twenty percent (20%) discount.

Issuance of Class A Convertible Preferred Stock

In May 2014, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class A Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class A Investors. Through March 31, 2015, aggregate gross cash proceeds of $3.5 million (approximately $2.9 million after offering costs) were collected in exchange for the issuance of 291,142 shares of our Class A Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 194,095 shares of our common stock at an exercise price of $6.00 per share. The Company intends to use the net proceeds for working capital purposes.

Pursuant to the subscription agreements, the Company issued shares of a newly established Class A Convertible Preferred Stock and warrants to purchase common stock of Cryoport. The shares and warrants were issued as a unit (a “Unit”) consisting of (i) one share of Class A Convertible Preferred Stock and (ii) one warrant to purchase 0.67 shares of the Company’s common stock at an exercise price of $6.00 per share, which were immediately exercisable and may be exercised at any time on or before March 31, 2019.

Pursuant to the terms of the 5% Bridge Notes issued by the Company between December 2013 and March 2014 with a total original principal amount of $1,793,000, the issuance of the Units to Class A Investors at $12.00 per Unit entitled the holders of the 5% Bridge Notes to convert up to the entire principal and accrued interest amount under the 5% Bridge Notes into Units at a rate of $10.80 per Unit. Through March 31, 2015, 5% Bridge Note holders totaling $1,743,000 in original principal sum elected to convert their 5% Bridge Notes, including accrued interest of $24,000, for Units in exchange for the issuance of 163,608 shares of our Class A Convertible Preferred Stock and warrants to purchase up to 109,072 shares of our common stock at an exercise price of $6.00 per share. Two of the 5% Bridge Note holders that executed subscription agreements to convert 5% Bridge Notes in the aggregate principal amount of $220,000 are affiliates of the Company – Jerrell W. Shelton, the Company’s Chief Executive Officer, and GBR Investments, LLC, which is managed by Richard Rathmann, a Director and Chairman of the Board of Directors of the Company (collectively, the “Affiliates”).

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $3.0 million through March 31, 2015. This amount was accreted to accumulated deficit and additional paid-in capital during the year ended March 31, 2015.

Emergent served as the Company’s placement agent in this transaction and received, with respect to the gross proceeds received from Class A Investors who converted their 5% Bridge Notes into Units (not including those conversions by the Affiliates), a commission of 3% and a non-accountable finance fee of 1% of such proceeds, and with respect to gross proceeds received from all other Investors, a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from such Investors, plus reimbursement of legal expenses of up to $40,000. Emergent was issued a warrant to purchase 0.25 shares of common stock at an exercise price of $6.00 per share for each Unit issued in this transaction. The offering of Units to new Investors concluded on February 4, 2015.

As of March 31, 2015, 454,750 shares of Class A Convertible Preferred Stock and 303,167 of the related warrants were outstanding for Class A Investors and 106,432 warrants were outstanding for Emergent in connection with the Class A Convertible Preferred Stock offering and the 5% Bridge Note conversions.

No dividends have been declared as of March 31, 2015; however, the cumulative preferred stock dividend of $301,500 is included in the net loss attributable to common stockholders (see Note 2) and the liquidation preference.

Designation of Class B Convertible Preferred Stock

On February 20, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 400,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class B Convertible Preferred Stock (“Class B Preferred Stock”). On April 15, 2015, the Company filed with the Secretary of State of the State of Nevada to increase the number of Class B Convertible Preferred stock from 400,000 to 585,000 shares.

The rights, preferences, and privileges of the Class B Preferred Stock are summarized as follows:

•	Dividends shall accrue on shares of Class B Preferred Stock at the rate of $0.96 per annum. Such dividends shall accrue day-to-day, shall be cumulative, and shall be payable on when, as, and if declared by the Board of Directors of the Company.

•	In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Class B Preferred Stock then outstanding shall be entitled to receive a liquidation preference payment equal to $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus any accrued dividends, but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon.

•	Shares of Class B Preferred Stock shall vote together with the common stock on an as-converted basis. Holders of the Class B Preferred Stock will have 2.5 votes per share of Class B Preferred Stock held compared to one vote for each share of the Company’s common stock.

•	At any time after issuance, shares of Class B Preferred Stock shall be convertible into 2.5 shares of common stock. In addition, accrued but unpaid dividends on the Class B Preferred Stock, whether or not declared, will also be convertible into common stock after issuance at the rate of one share for each $4.80 of dividend. Such conversion is subject to adjustment in the event of any stock split or combination, certain dividends and distributions, and any reorganization, recapitalization, reclassification, consolidation, or merger involving the Company.

•	Shares of the Class B Preferred Stock shall be subject to redemption by the Company at any time on or after January 15, 2017, upon payment of $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus all accrued but unpaid dividends, whether or not declared, thereon.

•	Shares of the Class B Preferred stock shall be subject to special mandatory conversion provisions upon a qualified offering (defined as a public offering resulting in at least $5,000,000 of gross cash proceeds), whereby the Class B Preferred Stock is converted into the type of securities issued in such qualified offering at a twenty percent (20%) discount.

Issuance of Class B Convertible Preferred Stock

In February 2015, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class B Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class B Investors. Through March 31, 2015, aggregate gross cash proceeds of $1.9 million (approximately $1.7 million after offering costs) were collected in exchange for the issuance of 161,709 shares of our Class B Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 107,806 shares of our common stock at an exercise price of $6.00 per share. The Company intends to use the net proceeds for working capital purposes.

Pursuant to the subscription agreements, the Company issued shares of a newly established Class B Convertible Preferred Stock and warrants to purchase common stock of Cryoport. The shares and warrants were issued as a unit (a “Unit”) consisting of (i) one share of Class B Convertible Preferred Stock and (ii) one warrant to purchase 0.67 shares of the Company’s common stock at an exercise price of $6.00 per share, which were immediately exercisable and may be exercised at any time on or before May 31, 2020.

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $1.9 million through March 31, 2015. This amount was accreted to accumulated deficit and additional paid-in capital during the year ended March 31, 2015.

Emergent served as the Company’s placement agent in this transaction and received, with respect to the gross proceeds received from Class B Investors, a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from such Class B Investors, plus reimbursement of legal expenses of up to $5,000. Emergent was issued a warrant to purchase 0.25 shares of common stock at an exercise price of $6.00 per share for each Unit issued in this transaction. The offering of Units to new Class B Investors will conclude on May 18, 2015.

As of March 31, 2015, 161,709 shares of Class B Convertible Preferred Stock and 107,806 of the related warrants were outstanding for Class B Investors and 38,115 warrants were outstanding for Emergent in connection with the Class B Convertible Preferred Stock offering.

No dividends have been declared as of March 31, 2015; however, the cumulative preferred stock dividend of $3,800 is included in the net loss attributable to common stockholders and the liquidation preference (see Note 2).

Common Stock Reserved for Future Issuance

As of March 31, 2015, approximately 8.8 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, preferred stock, stock options and warrants, as follows:

Class A and B convertible preferred stock converted to common stock	1,541,148
Exercise of stock options	1,793,745
Exercise of warrants	5,475,806
Total shares of common stock reserved for future issuances	8,810,699

In August 2014 and January 2015, we issued an aggregate of 3,334 shares of restricted common stock to a consultant in exchange for services. The Company recognized $17,400 in stock-based compensation expense related to these shares for the year ended March 31, 2015.

Note 12. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Included in outstanding warrants are 21,905 warrants at March 31, 2015 and 2014, respectively, issued to employees or directors. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2013	3,085,600	$14.16
Issued	2,103,436	4.20
Exercised	(77,193)	2.64
Forfeited	(3,311)	101.88
Expired	(9,004)	95.52
Outstanding — March 31, 2014	5,099,528	10.08
Issued	826,284	6.00
Exercised	(23,256)	4.08
Expired	(426,750)	39.36
Outstanding — March 31, 2015	5,475,806	$7.20	2.6	$11,225,300
Vested (exercisable) — March 31, 2015	5,278,516	$7.20	2.4	$10,704,400

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of the common stock on March 31, 2015, which was $8.64 per share.

The following table summarizes information with respect to warrants outstanding and exercisable at March 31, 2015:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.28 – 2.40	198,965	3.3	$2.40	198,965	$2.40
$2.52 – 4.44	1,729,315	3.5	$4.44	1,729,315	$4.44
$4.56 – 8.28	1,734,819	3.0	$7.20	1,537,529	$7.20
$8.40 – 11.04	1,785,964	0.7	$9.24	1,785,964	$9.24
$11.16 – 129.60	26,743	2.2	$85.92	26,743	$85.92
	5,475,806			5,278,516

Stock Options

We have three stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”), (collectively, the “Plans”). The 2002 Plan expired and no options have been granted pursuant the 2002 Plan or 2009 Plan subsequent to the adoption of the 2011 Plan. On September 6, 2013 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance under the 2011 Plan by 591,667 shares. On August 29, 2014 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance by 125,000 shares. As of March 31, 2015, the Company has 25,314 shares and 157,482 available for future awards under the 2009 Plan and the 2011 Plan, respectively. In December 2014, 262,500 options were granted outside the plan to Jerrell Shelton, the Company’s Chief Executive Officer.

During each of the two years in the period ended March 31, 2015, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	March 31,
	2015	2014
Expected life (years)	1.5 – 6.1	1.6 – 6.0
Risk-free interest rate	0.31% - 2.03%	0.19% - 1.84%
Volatility	103% - 128%	127% - 140%
Dividend yield	0%	0%

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2013	424,645	$5.64
Granted (weighted-average fair value of $2.88 per share)	639,439	3.36
Exercised	(54,750)	2.40
Forfeited	(16,484)	3.84
Expired	(1,667)	72.00
Outstanding — March 31, 2014	991,183	4.20
Granted (weighted-average fair value of $4.20 per share)	955,199	4.92
Exercised	(657)	3.24
Forfeited	(150,130)	4.56
Expired	(1,850)	27.48
Outstanding — March 31, 2015	1,793,745	$4.56	8.3	$7,761,500
Vested (exercisable) — March 31, 2015	686,849	$4.68	6.8	$3,119,200
Unvested (unexercisable) — March 31, 2015	1,106,897	$4.44	3.3	$4,642,300

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the common stock on March 31, 2015, which was $8.64 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2015:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.04 – 4.68	856,959	7.8	$3.36	473,531	$3.12
$4.80 – 6.24	835,501	9.4	$4.92	121,676	$5.16
$6.36 – 11.76	90,103	4.7	$7.92	80,772	$8.04
$12.60 – 26.40	4,467	5.4	$19.44	4,155	$19.68
$51.60 – 99.72	6,715	1.5	$55.44	6,715	$55.44
	1,793,745			686,849

As of March 31, 2015, there was unrecognized compensation expense of $4.2 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.3 years.

Note 13. Income Taxes

Significant components of the Company’s deferred tax assets as of March 31, 2015 and 2014 are shown below:

	March 31,
	2015	2014
	(000’s)
Deferred tax assets:
Net operating loss carryforward	$16,830	$15,379
Research credits	56	60
Expenses recognized for granting of options and warrants	1,554	1,651
Accrued expenses and reserves	20	135
Valuation allowance	(18,460)	(17,225)
	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

	March 31,
	2015	2014
Computed tax benefit at federal statutory rate	$(2,382,000)	$(6,650,000)
State tax, net of federal benefit	(187,000)	(327,000)
Warrant MTM Adjustment	—	(7,000)
Induced conversion costs	—	4,663,000
Interest expense	462,000	—
Permanent items and other	873,600	4,600
Valuation allowance	1,235,000	2,318,000
	$1,600	$1,600

At March 31, 2015, the Company has federal and state net operating loss carryforwards of approximately $43,386,000 and $36,057,000 which will begin to expire in 2019, unless previously utilized, and as of 2012 have already begun to for state carryforwards. At March 31, 2015, the Company has federal and California research and development tax credits of approximately $18,000 and $58,000, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

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

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. The Company adopted the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of April 1, 2014. The tangible property regulations required the Company to make additional tax accounting method changes as of April 1, 2014; however, the impact of these changes was not material to the Company’s consolidated financial position, its results of operations or its footnote disclosures.

Note 14. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data is as follows ($ in ‘000’s):

	Quarter Ended
	June 30	September 30	December 31	March 31
Year ended March 31, 2015
Total revenues	$937	$825	$975	$1,198
Gross margin	$339	$225	$235	$370
Operating loss	$(1,168)	$(1,375)	$(1,357)	$(1,693)
Net loss	$(2,297)	$(1,385)	$(1,408)	$(1,937)
Net loss per share attributable to common stockholders - basic and diluted	$(0.61)	$(0.64)	$(0.40)	$(0.79)
Year ended March 31, 2014
Total revenues	$488	$580	$757	$835
Gross margin	$55	$72	$167	$143
Operating loss	$(1,260)	$(1,287)	$(1,257)	$(1,274)
Net loss	$(1,324)	$(14,960)	$(1,840)	$(1,441)
Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(4.59)	$(0.37)	$(0.29)

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

Note 15. Subsequent Events

From April 6, 2015 to May 18, 2015, the Company issued additional shares of the Class B Convertible Preferred Stock to Class B Investors. Gross proceeds of $4.2 million (approximately $3.6 million after offering costs) were collected in exchange for the issuance of 347,637 shares of our Class B Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 231,758 shares of our common stock at an exercise price of $6.00 per share. In May 2015, Mrs. Richard Berman, spouse of a board member, participated in the Class B Convertible Preferred Stock offering and the Company issued 1,667 shares of Class B convertible preferred stock each in exchange for an aggregate amount of $20,000. The Company intends to use the net proceeds for working capital purposes.

On May 7, 2015, the Company granted employees and members of the board of director’s options to purchase 465,625 and 20,834 shares of common stock, respectively, with an exercise price of $7.80 per share, of which 355,000 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair market value of the Company’s common stock on the date of grant.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated October 23, 2012.

3.3	Cryoport Systems, Inc. 2002 Stock Incentive Plan adopted by the Board of Directors on October 1, 2002. Incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

3.4	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 26, 2015.

3.5	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.6	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.7+	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015.

4.1	Form of Common Stock Purchase Warrant dated September 28, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007.

4.2	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.3	Common Stock Purchase Warrant dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008.

4.4	Form of Warrant and Warrant Certificate in connection with the February 25, 2010 public offering. Incorporated by reference to Cryoport’s Amendment No. 5 to Form S-1/A Registration Statement dated February 9, 2010.

4.5	Form of Securities Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.6	Form of First Amendment to Security Purchase Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.7	Form of Securities Purchase Agreement (Continuation of the Placement) in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.8	Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.9	Form of Joinder to Registration Rights Agreement in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated October 19, 2010.

4.10	Form of Securities Purchase Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.
4.11
Form of Registration Rights Agreement in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1 dated April 1, 2011.

Exhibit No.	Description

4.12	Form of Warrant in connection with the August to October 2010 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.13	Form of Warrant in connection with the February 2011 private placement. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated April 22, 2011.

4.14	Form of Securities Purchase Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.15	Form of Registration Rights Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.16	Form of Warrant. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.17	Form of Warrant issued with Convertible Promissory Notes. Incorporated by reference to Exhibit 4.20 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.18	Form of Warrant issued upon Conversion of Convertible Promissory Notes. Incorporated by reference to Exhibit 4.21 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.19	Form of Warrant Issued to Placement Agents. Incorporated by reference to Exhibit 4.22 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.20	Form of Warrant issued with Convertible Promissory Notes (5% Bridge Notes). Incorporated by reference to Exhibit 4.23 of Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

4.21	Form of Warrant issued in connection with the May 2014 private placement. Incorporated by reference to Exhibit 4.24 of Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

4.22	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 9, 2014.

4.23	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

4.24	Form of Warrant issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.25	Form of March Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.26	Form of March Fee Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 9, 2015.

10.1.1	Commercial Promissory Note between Cryoport, Inc. and D. Petreccia executed on August 26, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.2	Commercial Promissory Note between Cryoport, Inc. and J. Dell executed on September 1, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.3	Commercial Promissory Note between Cryoport, Inc. and P. Mullens executed on September 2, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

10.1.4	Commercial Promissory Note between Cryoport, Inc. and R. Takahashi executed on August 25, 2005. Incorporated by reference to Cryoport’s Registration Statement on Form 10-SB/A4 dated February 23, 2006.

Exhibit No.	Description

10.2.1	Lease Agreement dated June 26, 2007 between CryoPort, Inc. and Viking Investors—Barents Sea LLC. Incorporated by reference to CryoPort’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and referred to as Exhibit 10.5

10.2.2	Second Amendment To Lease: Renewal dated August 24, 2009, between CryoPort, Inc. and Viking Inventors-Barents Sea LLC. Incorporated by reference to Cryoport’s Amendment No. 1 to Form S-1/A Registration Statement dated January 12, 2010.

10.2.3	Third Amendment to Lease: Renewal dated June 8, 2010 between Viking Investors Barents Sea, LLC. Incorporated by reference to Exhibit 10.5.3 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.3	Securities Purchase Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.6.

10.4	Registration Rights Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.7.

10.5	Security Agreement dated September 27, 2007. Incorporated by reference to Cryoport’s Registration Statement on Form SB-2 dated November 9, 2007 and referred to as Exhibit 10.8.

10.6	Securities Purchase Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.10.

10.7	Registration Rights Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.11.

10.8	Waiver dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.12.

10.9	Security Agreement dated May 30, 2008. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated June 9, 2008 and referred to as Exhibit 10.13.

10.10	Consent, Waiver and Agreement with Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, BridgePointe Master Fund Ltd. and Cryoport Inc. and its subsidiary dated July 30, 2009. Incorporated by reference to Cryoport’s Current Report on Form 8-K dated July 29, 2009 and referred to as Exhibit 10.15.

10.11.1	Master Consulting and Engineering Services Agreement dated October 9, 2007 with KLATU Networks, LLC and CryoPort, Inc. Incorporated by reference to Cryoport, Inc.’s Registration Statement on Form S-8 dated March 25, 2009 and referred to as Exhibit 10.2.

10.11.2	First Amendment to Master Consulting and Engineering Services Agreement dated as of April 23, 2009, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.32.

10.11.3	Second Amendment to Master Consulting and Engineering Services Agreement dated as of November 1, 2010, between CryoPort, Inc. and KLATU Networks, LLC. Incorporated by reference to Cryoport’s Registration Statement on Form S-1/A dated December 17, 2010 and referred to as Exhibit 10.33.

10.12	Stock Option Agreement ISO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.13	Stock Option Agreement NSO under the 2002 Stock Incentive Plan of Cryoport Systems, Inc. Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form 10-SB/A2 dated January 26, 2006.

10.14	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

Exhibit No.	Description

10.15	Form Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated October 9, 2009.

10.16	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.17	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.18	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to Cryoport’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.19	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to Cryoport’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.20	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 10.24 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.21	Form of Amendment to Convertible Promissory Note. Incorporated by reference to Exhibit 10.25 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.22	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 10.26 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.23*	Employment Agreement between the Company and Jerrell Shelton. Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 6, 2012 and referred to as Exhibit 10.45.

10.24*	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.25#	Master Agreement between the Company and Federal Express Corporation dated January 1, 2013. Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2013 and referred to as Exhibit 10.1.

10.26*	Employment Agreement dated June 28, 2013 with Jerrell Shelton. Incorporated by reference to Exhibit 10.30 to Cryoport’s Current Report on Form 8-K filed with the SEC on July 3, 2013.

10.27	Form of Convertible Promissory Notes issued with Warrants. Incorporated by reference to Exhibit 10.31 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

10.28	Form of Letter of Tender and Exchange. Incorporated by reference to Exhibit 10.32 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

10.29	Form of Convertible Promissory Note (5% Bridge Note) issued with Warrants. Incorporated by reference to Exhibit 10.33 to Cryoport’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

10.30	Form of Subscription Agreement in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.34 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.31	Form of Election to Convert in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.35 to Cryoport’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.32	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Cryoport’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.33	Subscription Agreement and Letter of Investment Intent. Incorporated by reference to Exhibit 10.1 to Cryoport’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

Exhibit No.	Description

10.34	2014 Series Secured Promissory Note. Incorporated by reference to Exhibit 10.2 to Cryoport’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

10.35	Security Agreement. Incorporated by reference to Exhibit 10.3 to Cryoport’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

10.36	Subscription Agreement and Letter of Investment Intent. Incorporated by reference to Exhibit 10.1 to Cryoport’s Current Report on Form 8-K filed with the SEC on February 20, 2015.

10.37	Form of Note Exchange Agreement and Letter of Investment Intent, dated February 19, 2015. Incorporated by reference to Exhibit 10.1 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.38	Form of Exchange Note issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 10.2 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.39	Form of Letter of Investment Intent, dated March 2, 2015. Incorporated by reference to Exhibit 10.3 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.40	Form of Amended and Restate Note issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 10.4 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.41	Amendment to Simple Interest Commercial Promissory Note, dated March 2, 2015. Incorporated by reference to Exhibit 10.5 to Cryoport’s Current Report on Form 8-K filed with the SEC on March 9, 2015

10.42*+	Stock Option Agreement dated December 18, 2014 between the Company and Jerrell Shelton.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm—KMJ Corbin & Company LLP.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.