Form 10-K/A
period 2015-03-31
Cryoport, Inc.
filed 2015-07-29
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Cryoport, Inc. (the “Company,” “our,” “we,” or “Cryoport”) for the fiscal year ended March 31, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 19, 2015 (the “Original Filing”). This Amendment is being filed solely for the purposes of providing the information required by Item 10 of Part III to Form 10-K, as well as amending and restating the information required by Item 13 of Part III to Form 10-K, as previously provided in the Original Filing.

The information required by Item 10 of Part III to Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced item to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III, Item 10 information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 and 13 of the Original Filing are hereby amended and restated in their entirety. This Amendment speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent such date. Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the positions(s) held with Cryoport:

Name	Age	Position	Date Elected

Jerrell W. Shelton	69	President, Chief Executive Officer, Director	2012

Robert S. Stefanovich	50	Chief Financial Officer, Treasurer and Corporate Secretary	2011

Richard J. Berman	73	Director	2015

Edward J. Zecchini	54	Director	2013

Richard G. Rathmann	54	Chairman	2013

Ramkumar Mandalam	50	Director	2014

Background of Directors and Officers:

Jerrell W. Shelton, age 69, became President and Chief Executive Officer of the Company on November 5, 2012 and became a member of the board of directors of the Company (the “Board”) on October 22, 2012. He served on the board of directors and standing committees of Solera Holdings, Inc. from April 2007 through November 2011. From June 2004 to May 2006, Mr. Shelton was the Chairman and CEO of Wellness, Inc., a provider of advanced, integrated hospital and clinical environments. Prior to that, he served as CEO of IBM’s WebFountain. From October 1998 to October 1999, Mr. Shelton was Chairman, President and CEO of NDC Holdings II, Inc. Between October 1996 and July 1998, he was President and CEO of Continental Graphics Holdings, Inc. and from October 1991 to July 1996, Mr. Shelton served as President and CEO of Thomson Business Information Group. Mr. Shelton has a B.S. in Business Administration from the University of Tennessee and an M.B.A. from Harvard University. Mr. Shelton currently serves on the Advisory Board of Directors and the Nominating and Stewardship committee of the Smithsonian Institution Libraries.

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

Richard J. Berman, age 73, became a member of the Board on January 12, 2015, and serves as Chairman of the Audit Committee and Chairman of the Compensation Committee and is a member of the Nomination and Governance Committee of the Board. Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger & acquisitions experience. In the past 5 years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006 − 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman is a director of four public healthcare companies: Advaxis, Inc., Neostem, Inc., MetaStat Inc. and Cryoport Inc. From 2002 to 2010, he was a director of Nexmed Inc where he also served as Chairman/CEO in 2008 and 2009 (now called Apricus Biosciences, Inc; From 1998 − 2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO, and was a director from 1998 − 2012. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Edward J. Zecchini, age 54, became a member of the Board on September 13, 2013, and serves as Chairman of the Nomination and Governance Committee and is member of the Audit Committee and the Compensation Committee of the Board. Mr. Zecchini currently serves as Chief Information Officer at Remedy Partners, Inc. Prior to that, Mr. Zecchini served as Executive Vice President and Chief Technology Officer at Sandata Technologies, LLC, from May 2010 to March 2014, as President and Chief Executive Officer of IT Analytics LLC from March 2008 to April 2010, Executive Vice President of Operations and Chief Information Officer of Touchstone Healthcare Partnership from May 2007 to February 2008 and Senior Vice President and Chief Information Officer of HealthMarkets, Inc. from October 2004 to April 2007. Earlier in his career he held senior level positions at Thomson Healthcare and SportsTicker, Inc. Mr. Zecchini has over thirty years of experience in the healthcare and information technology industries. Mr. Zecchini holds a Bachelor of Arts degree from the State University of New York. Mr. Zecchini currently serves on the board of directors of Insur I.Q. LLC.

Richard G. Rathmann, age 54, became a member of the Board on March 28, 2013 and serves as the Chairman of the Board and is a member of the Audit Committee, Compensation Committee and Nomination and Governance Committee of the Board. Mr. Rathmann served for the past eighteen years as a director of various for-profit and non-profit companies. He has served as the manager of GBR Investments, LLC since 2005 and has served as the Executive Director of the Rathmann Family Foundation since 2002. Mr. Rathmann received his bachelor’s degree from the University of Colorado and his juris doctor degree from Boston College Law School. Mr. Rathmann currently serves on the board of directors of PIN Pharma, the Rathmann Family Foundation, and Cellerant Therapeutics, where he served as Chairman from 2007 to 2012.

Ramkumar Mandalam, Ph.D., age 50, became a member of the Board on June 16, 2014 and currently serves as a member of the Compensation Committee and the Nomination and Governance Committee of the Board. Dr. Mandalam is the President and CEO of Cellerant Therapeutics, Inc., a clinical stage biotechnology company developing novel cell-based and antibody therapies for cancer treatment and blood-related disorders. Prior to joining Cellerant in 2005, he was the Executive Director of Product Development at Geron Corporation, a biopharmaceutical company where he managed the development and manufacturing of cell based therapies for treatment of degenerative diseases and cancer. From 1994 to 2000, he held various positions in research and development at Aastrom Biosciences, where he was responsible for programs involving ex vivo expansion of human bone marrow stem cells and dendritic cells. Dr. Mandalam received his Ph.D. in Chemical Engineering from the University of Michigan, Ann Arbor, Michigan. Dr. Mandalam is the author or co-author of several publications, patent applications, and abstracts.

The directors and officers of Cryoport hold office until their successors are elected and qualified, or until their death, resignation, or removal.

None of the directors or officers listed above has:

• Had a bankruptcy petition filed by or against any business of which that person was a general partner of executive officer either at the time of the bankruptcy or within two years prior to that time;

• Had any conviction in a criminal proceeding, or been subject to a pending criminal proceeding;

• Been subject to any order, judgment, or decree by any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities; and

• Been found by a court of competent jurisdiction, the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, or any law respecting financial institutions or insurance companies, or any law prohibiting mail or wire fraud or fraud in connection with any business entity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by it, the Company believes that during fiscal 2015, all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis, except that Mr. Shelton had two late reports for two transactions, Mr. Rathmann had two late reports for three transactions, Dr. Ramkumar had two late reports for three transactions, Mr. Stefanovich had one late report for one transaction and Mr. Zecchini had one late report for two transactions.

Code of Ethics

The Company has adopted a corporate code of conduct that applies to its directors and all employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company has posted the text of its corporate code of conduct on the Company’s website at www.cryoport.com on the “Investor Relations: Corporate Governance” page under the heading “About Us.”

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee and a Nomination and Governance Committee. Charters for each of these committees is available on the Company’s website at www.cryoport.com on the “Investor Relations: Corporate Governance” page under the heading “About Us.” Information on the website does not constitute a part of this annual report.

Audit Committee

The functions of the Audit Committee are to (i) review the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls; and (ii) to consider and review other matters relating to our financial and accounting affairs.

The current members of the Audit Committee are Mr. Berman, who is the Audit Committee Chairman, Mr. Rathmann and Mr. Zecchini. The Company has determined that (i) Mr. Berman qualifies as an “audit committee financial expert” as defined under the rules of the SEC and is “independent” within the meaning of NASDAQ Rule 5605(a)(2) and the applicable laws and regulations of the SEC, and (ii) Mr. Rathmann and Mr. Zecchini meet NASDAQ’s financial literacy and financial sophistication requirements and are “independent” within the meaning of NASDAQ Rule 5605(a)(2) and the applicable laws and regulations of the SEC.

Compensation Committee

The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of the Company’s directors and executive officers, to produce an annual report on executive compensation for inclusion in the Company’s Proxy Statement, as necessary, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs including stock incentive and benefit plans. The current members of the Compensation Committee are Mr. Berman, who is the Compensation Committee Chairman, Mr. Rathmann, Dr. Mandalam and Mr. Zecchini, each of whom is independent under applicable independence requirements. Each of the current members of the Compensation Committee is a “non-employee director” under Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Nomination and Governance Committee

The functions of the Nomination and Governance Committee are to (i) make recommendations to the Board regarding the size of the Board, (ii) make recommendations to the Board regarding criteria for the selection of director nominees, (iii) identify and recommend to the Board for selection as director nominees individuals qualified to become members of the Board, (iv) recommend committee assignments to the Board, (v) recommend to the Board corporate governance principles and practices appropriate to the Company, and (vi) lead the Board in an annual review of its performance. The current members of the Nomination and Governance Committee are Mr. Zecchini, who is the Nomination and Governance Committee Chairman, Mr. Berman, Dr. Mandalam and Mr. Rathmann.

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

Director Independence

The Company is quoted on the Over-The-Counter Bulletin Board system, which does not require director independence requirements. However, for purposes of determining director independence, we have applied the definitions set forth in NASDAQ Rule 5605(a)(2) which states, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was an employee of the Company; or if he or she (or his or her family member) accepted compensation from the Company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. Our Board has affirmatively determined that Dr. Mandalam, Mr. Rathmann, Mr. Zecchini and Mr. Berman are “independent” as such term is defined under NASDAQ Rule 5605(a)(2) and the related rules of the SEC. We intend to maintain at least two independent directors on the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements: Financial Statements are listed in the Index to Financial Statements on page F-1 of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton
Chief Executive Officer and Director

Date: July 29, 2015

Index to Exhibits

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

+	Filed herewith.