Form 10-Q
period 2015-06-30
Cryoport, Inc.
filed 2015-08-06
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 7,156,549 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,385,919	$1,405,186
Accounts receivable, net of allowance for doubtful accounts of $10,400 and $12,200, respectively	757,436	589,699
Inventories	104,804	69,680
Other current assets	263,227	97,337
Total current assets	3,511,386	2,161,902
Property and equipment, net	381,362	307,926
Intangible assets, net	127,327	136,821
Total assets	$4,020,075	$2,606,649
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other accrued expenses	$562,340	$758,696
Accrued compensation and related expenses	440,252	725,712
Notes payable and accrued interest, net of discount of $221,400 at March 31, 2015	—	535,507
Related-party notes payable and accrued interest, net of discount of $194,900 and $259,600, respectively	970,110	976,581
Total current liabilities	1,972,702	2,996,496
Related-party notes payable, net of current portion	—	26,452
Total liabilities	1,972,702	3,022,948

Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; 454,750 shares issued and outstanding at June 30, 2015 and March 31, 2015 (aggregate liquidation preference of $5,867,326 at June 30, 2015)	455	455
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; 534,571 and 161,709 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively (aggregate liquidation preference of $6,518,344 at June 30, 2015)	535	162
Common stock, $0.001 par value; 20,833,333 shares authorized; 5,065,799 and 5,025,577 issued and outstanding at June 30, 2015 and March 31, 2015, respectively	5,066	5,026
Additional paid-in capital	106,208,008	97,346,137
Accumulated deficit	(104,166,691)	(97,768,079)
Total stockholders’ equity (deficit)	2,047,373	(416,299)
Total liabilities and stockholders’ equity (deficit)	$4,020,075	$2,606,649

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,
	2015	2014
Revenues	$1,431,063	$936,588
Cost of revenues	943,151	597,233
Gross margin	487,912	339,355
Operating costs and expenses:
Selling, general and administrative	2,026,357	1,427,850
Research and development	77,724	79,244
Total operating costs and expenses	2,104,081	1,507,094
Loss from operations	(1,616,169)	(1,167,739)
Other (expense) income:
Interest expense	(303,800)	(1,128,878)
Other income (expense), net	(975)	953
Loss before provision for income taxes	(1,920,944)	(2,295,664)
Provision for income taxes	(3,320)	(1,600)
Net loss	(1,924,264)	(2,297,264)
Preferred stock beneficial conversion charge	(4,474,348)	(741,786)
Undeclared cumulative preferred dividends	(208,490)	(27,723)
Net loss attributable to common stockholders	$(6,607,102)	$(3,066,773)
Net loss per share attributable to common stockholders – basic and diluted	$(1.31)	$(0.61)
Weighted average shares outstanding – basic and diluted	5,055,649	4,999,110

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,924,264)	$(2,297,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,673	55,140
Amortization of debt discounts and deferred financing costs	286,133	1,110,013
Stock-based compensation expense	480,377	167,094
Loss on disposal of cryogenic shippers	-	1,685
Provision for (recovery of) bad debt	3,340	(5,349)
Changes in operating assets and liabilities:
Accounts receivable, net	(171,077)	28,309
Inventories	(35,124)	(8,898)
Other assets	(25,192)	(13,388)
Accounts payable and other accrued expenses	(247,509)	(20,228)
Accrued compensation and related expenses	(285,460)	47,727
Accrued interest	(1,186)	18,110
Net cash used in operating activities	(1,874,289)	(917,049)

Cash Flows From Investing Activities:
Purchases of property and equipment	(109,615)	—
Net cash used in investing activities	(109,615)	—

Cash Flows From Financing Activities:
Proceeds from the issuance of preferred stock, net of offering costs	3,896,678	780,342
Proceeds from exercise of stock options and warrants	10,881	11,631
Repayment of notes payable	(741,377)	—
Payment for deferred offering costs	(89,545)	—
Repayment of convertible debentures	—	(50,000)
Repayment of related party notes payable	(112,000)	(24,000)
Net cash provided by financing activities	2,964,637	717,973

Net change in cash and cash equivalents	980,733	(199,076)
Cash and cash equivalents — beginning of period	1,405,186	369,581
Cash and cash equivalents — end of period	$2,385,919	$170,505

Supplemental Disclosure of Non-Cash Financing Activities:
Offering costs in connection with convertible preferred stock included in accounts payable	$—	$9,658
Deferred offering costs in connection with secondary public offering included in accounts payable	$51,153	$—
Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$4,474,348	$741,786
Conversion of convertible debentures payable and accrued interest into convertible preferred stock units	$—	$1,766,997

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2015 and 2014

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

On May 12, 2015, our board of directors (the “Board of Directors”) approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1-for-12, with no reduction in the number of shares of common stock that were previously authorized in our certificate of incorporation.  The reverse stock split was effective on May 19, 2015.  Unless otherwise noted, all share and per share data in this Form 10-Q have been adjusted to give effect to the 1-for-12 reverse stock split of our common stock.

Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

The Company is a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 200,901 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains an operating company under Cryoport, Inc. We became “publicly held” by the reverse merger with GT5 described above. Over time the Company transitioned from being a development company to a fully operational public company in early 2011, providing global cryogenic logistics solutions to the biotechnology and life sciences industries.

Since fiscal year 2011, the Company has taken significant steps towards commercialization of the Cryoport Express® logistics solutions in validating, perfecting and expanding its features. The Company has now managed shipments of its Cryoport Express® Shippers through its Cryoportal™ into and out of more than 80 countries, handling a vast array of different biological products and specimens.

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are cost-effective and reusable cryogenic transport shippers (our standard shipper is a patented vacuum flask) utilizing an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° C and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and the recently introduced Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging as well (e.g., vials, canes, straws, plates, etc.)

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

These agreements with the three largest integrators in the world represent a significant validation of our solutions and the way we conduct our business.

Life Sciences Agreements

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, Cryoport provides on-site logistics personnel and its logistics management operating platform, the CryoportalTM to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing logistics data and processes to further introduce economies and reliability throughout the network, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum utilization of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all of Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine.

Liventa Bioscience. In February 2014, we entered into a services agreement with Liventa Bioscience, Inc. (“Liventa”), a privately-held, commercial stage biotechnology company focused on cell-based, advanced biologics in the orthopedic industry. Under this agreement, Liventa will use Cryoport’s Regenerative Medicine Point-of-Care Repository Solution for the logistics of its cell-based therapies requiring cryogenic temperatures and also provide Cryoport Express® Solutions to other biologics suppliers within the orthopedic arena. The agreement combines Cryoport’s proprietary, purpose-built cold chain logistics solutions for cell-based and advanced biologic tissue forms with Liventa’s distribution capability to orthopedic care providers. The implementation of Cryoport’s Regenerative Medicine Point-of-Care Repository Solution will eliminate the risks of degradation and also eliminate the need for expensive onsite cryogenic freezers for storage of cell-based orthopedic therapies. This will enable Liventa to confidently serve orthopedic practices, surgical centers, pain clinics, hospitals and, eventually, pharmacies and specialty care providers. The agreement has an initial three-year term and may be renewed for consecutive three-year terms, unless earlier terminated by either party. Liventa also agreed to certain performance criteria and the issuance of 150,000 shares of its common stock to Cryoport in exchange for the exclusive right to offer, market and promote Cryoport Express® Solutions for cellular-based therapies requiring cryogenic temperatures for use in the orthopedic arena in the United States.

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

Liquidity

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP. During the three months ended June 30, 2015, we used cash in operations of $1.9 million and had a net loss of $1.9 million.

We believe that our cash resources at June 30, 2015, additional funds raised subsequent to June 30, 2015 through our public equity offering (see Note 9), together with the revenues generated from our solutions will be sufficient to sustain our planned operations for the next 12 months. Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. Revenues increased $494,500 or 52.8% to $1.4 million for the three months ended June 30, 2015, as compared to $0.9 million for the three months ended June 30, 2014. However, we cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis and on acceptable terms or at all.

Note 3. Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at June 30, 2015 and March 31, 2015 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at June 30, 2015 and March 31, 2015 are net of reserves for doubtful accounts of $10,400 and $12,200, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At June 30, 2015 and March 31, 2015, there was one customer that accounted for 33.7% and 14.6%, respectively, of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at June 30, 2015 and March 31, 2015.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the three months ended June 30, 2015 and 2014, the Company had revenues from foreign customers of approximately $187,900 and $183,500, respectively, which constituted approximately 13.2% and 19.6% of total revenues, respectively.

For the three months ended June 30, 2015 and 2014, there was one customer that accounted for 18.1% and 30.4% of total revenues, respectively. No other single customer generated over 10% of total revenues during the three months ended June 30, 2015 and 2014.

Inventories

The Company’s inventories consist of accessories that are sold and shipped to customers, along with pay-per-use shippers, that are not returned to the Company with the shippers at the culmination of the customer’s shipping cycle. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

Property and Equipment

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the shipper. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the container over a period of time. The Company retains the title to the shippers and provides its customers the use of the container for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the shipper is returned to the Company. As a result, the Company classifies the shippers as fixed assets for the per-use shipper program.

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

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2015.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and equity financings. Deferred financing costs related to the issuance of debt are being amortized over the term of the financing instrument using the effective interest method while offering costs from equity financings are netted against the gross proceeds received from the equity financings. Offering costs incurred as of June 30, 2015 in connection with the public equity offering (see Note 9) are included in other current assets in the accompanying condensed consolidated balance sheet.

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

Preferred stock is convertible to common stock at a rate of conversion that is below market value and, therefore, this feature is characterized as a BCF. The Company records this BCF as a discount to the preferred stock and accretes the discount to retained earnings as a deemed dividend through the earliest conversion date or upon issuance if the preferred stock can be immediately converted.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2015 and March 31, 2015, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2015 and March 31, 2015 and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the three months ended June 30, 2015 and 2014. The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2015, the Company is no longer subject to U.S. federal examinations for years before 2011 and for California franchise and income tax examinations for years before 2010. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

Revenue Recognition

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the shipper. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the shippers over a period of time. The Company retains title to the shipper and provides its customers the use of the shipper for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the shipper is returned to the Company.

The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials, and at the time that collectability is reasonably certain. Revenue is recorded net of discounts and allowances.

The Company also provides logistics support and management services to some customers, which may include onsite logistics personnel. Revenue is recognized for these services as services are rendered and at the time that collectability is reasonably certain.

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

Stock-Based Compensation

The Company accounts for stock-based payments to employees and directors in accordance with stock-based payment accounting guidance which requires all stock-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized based upon their fair values. The fair value of stock-based awards is estimated at the grant date using the Black-Scholes Option Pricing Model (“Black-Scholes”) and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at June 30, 2015 and March 31, 2015 were zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended June 30, 2015 and 2014.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed preferred stock dividends and cumulative preferred stock dividends, whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of June 30, 2015 and March 31, 2015, the Company had cumulative, undeclared, dividends that have not been accrued related to its preferred stock of $513,800 and $305,300, respectively. During the three months ended June 30, 2015 and 2014, undeclared dividends totaling $208,500 and $27,700, respectively, were added to the net loss on the condensed consolidated statement of operations in order to calculate net loss per common share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the three months ended June 30:

	Three Months Ended June 30,
	2015	2014
Net loss	$(1,924,264)	$(2,297,264)
Add:
Preferred stock beneficial conversion charge	(4,474,348)	(741,786)
Undeclared cumulative preferred dividends	(208,490)	(27,723)
Net loss attributable to common stockholders	$(6,607,102)	$(3,066,773)
Weighted average shares issued and outstanding-basic and diluted	5,055,649	4,999,110
Basic and diluted net loss per share attributable to common stockholders	$(1.31)	$(0.61)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2015	2014
Class A convertible preferred stock	1,136,875	—
Class B convertible preferred stock	1,336,428	—
Stock options	770,558	339,050
Warrants	1,102,365	435,446
	4,346,226	774,496

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2015 and March 31, 2015.

Foreign Currency Translation

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Recent Accounting Pronouncements

None.

Note 4. Related Party Transactions

As of June 30, 2015 and March 31, 2015, the Company had aggregate principal balances of $1.2 million and $1.3 million, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Convertible Notes Payable

In March 2015, we entered into definitive agreements relating to the exchange or amendment of the notes evidencing such working capital advances. Three of the notes issued to Patrick Mullins, M.D., Maryl Petreccia and Jeffrey Dell, M.D., which as of June 30, 2015 had outstanding principal balances of $448,200, $266,700 and $208,900, respectively, were amended and restated, and the holders received warrants for the purchase 37,347, 22,224, and 17,412 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, and warrants to purchase 834, 417, and 417 shares, respectively, of the our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, to reimburse the three note holders for any fees or other expenses incurred in connection with this transaction. The convertible notes, as amended and restated, require interest payments on a calendar quarterly basis and all outstanding principal and accrued interest on the maturity date, which is the earlier to occur of (i) March 1, 2016, (ii) the sale of all or substantially all of our assets, or (iii) the merger, consolidation or other similar reorganization of the Company or an affiliate of our Company with another entity. Under the terms of such convertible notes, upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), resulting in at least $5,000,000 of gross cash proceeds to the Company for the sale of shares of common stock or includes the sale of shares of common stock among the sale of other securities, the holder has the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per share (or per unit, if applicable) of the securities issued by the Company in such offering. The securities issued to the holder upon conversion will be restricted securities.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new convertible promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new convertible note, which as of June 30, 2015 had an outstanding principal balance of $35,800, requires interest payments on a calendar quarterly basis and all outstanding principal and accrued interest on the maturity date, which is March 1, 2016. Under the terms of such convertible note, upon the closing of a public offering pursuant to an effective registration statement under the Securities Act, resulting in at least $5,000,000 of gross cash proceeds to the Company for the sale of shares of common stock or includes the sale of shares of common stock among the sale of other securities, the holder has the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per share (or per unit, if applicable) of the securities issued by the Company in such offering. The securities issued to the holder upon conversion will be restricted securities.

The conversion of the related-party convertible notes payable at a 20% discount is contingent as described above and results in a BCF. The fair value of the BCF will be recorded as a debt discount upon the contingency being resolved. The Company estimated the fair value of the BCF of the related-party convertible notes aggregated $521,100 at June 30, 2015.

The relative fair value of the related-party warrants of $280,400 was recorded as a debt discount and is being amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the convertible notes. During the three months ended June 30, 2015 and 2014, the Company amortized $64,700 and $0, respectively, of the debt discount to interest expense for these convertible notes.

Related-party interest expense under these notes was $14,400 and $8,200 for the three months ended June 30, 2015 and 2014, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $19,000 and $4,600 as of June 30, 2015 and March 31, 2015, respectively.

Related-Party Note Payable

One note issued to Marc Grossman, M.D., which as of June 30, 2015 had an outstanding principal balance of $186,500, as amended, now provides for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments will be due if no event of default occurs and if the Company (i) complies with its regular payment obligations, (ii) reimburses the payee for attorneys’ fees in connection with the negotiation of the note amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately pays all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 are paid in full before May 1, 2016, other than (Y) notes that are satisfied upon conversion into common stock, warrants or any other equity of the Company, or (Z) notes that have been paid in full before March 2, 2015. All principal and interest under the original note, as amended by the note amendment, will be due and shall be paid on May 1, 2016. The note requires monthly payments of $20,000, except for the month of June 2015, where the monthly payment was $72,000.

Class B Convertible Preferred Stock

In May 2015, Mrs. Richard Berman, spouse of a board member, participated in the Class B convertible preferred stock offering and the Company issued 1,667 shares of Class B convertible preferred stock for total proceeds of $20,000.

Note 5. Notes Payable

From December 2014 through February 2015, the Company issued to certain accredited investors 2014 Series Secured Promissory Notes (the “7% Bridge Notes”) in the aggregate original principal amount of $915,000. The 7% Bridge Notes accrued interest at a rate of 7% per annum. All principal and interest under the 7% Bridge Notes were due on July 1, 2015. In January and March 2015, the Company repaid an aggregate of $173,600 of the original principal balance outstanding, representing 25% of the net proceeds received from the Class A and Class B convertible preferred stock offering through February 28, 2015. All remaining principal and accrued interest was repaid in April 2015.

In connection with the issuance of the 7% Bridge Notes, the Company issued the note holders warrants to purchase 190,625 shares of common stock at an exercise price of $6.00 per share. The warrants were exercisable on May 31, 2015 and expire on November 30, 2021. The relative fair value of the warrants of $458,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the notes.  During the three months ended June 30, 2015, the Company amortized $221,400 of the debt discount to interest expense for these notes.

The Company did not pay any discounts or commissions with respect to the issuance of the 7% Bridge Notes or the warrants.

Note 6. Commitments and Contingencies

Facility and Equipment Leases

We lease 11,900 square feet of corporate, research and development, and warehouse facilities in Lake Forest, California under an operating lease on a month-to-month basis. The monthly base rent is $9,500 and either party has the right to cancel this month-to-month agreement by giving the other party a minimum of a 90-day prior written notice. We are currently exploring other facilities to meet our growing demands. We also lease certain office equipment which expires in March 2018.

Employment Agreements

We have entered into employment agreements with certain of our officers under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

Consulting and Engineering Services

Effective November 1, 2010, the Company entered into a Second Amendment to Master Consulting and Engineering Services Agreement (the “Second Amendment”) with KLATU Networks, LLC (“KLATU”), which amended the Master Consulting and Engineering Services Agreement between the parties dated as of October 9, 2007 (the “Agreement”), as amended by the First Amendment to Master Consulting and Engineering Services Agreement between the parties dated as of April 23, 2009. The parties entered into the Second Amendment to clarify their mutual intent and understanding that all license rights granted to the Company under the Agreement, as amended, shall survive any termination or expiration of the Agreement. In addition, in recognition that the Company has paid KLATU less than the market rate for comparable services, the Second Amendment provides that if the Company terminates the Agreement without cause, which the Company has no intention of doing, or liquidates, KLATU shall be entitled to receive additional consideration for its services provided from the commencement of the Agreement through such date of termination, which additional compensation shall not be less than $2 million plus two times the “cost of work” (as defined in the Agreement). Any such additional compensation would be payable in three equal installments within 12 months following the date the amount of such additional compensation is determined. If KLATU terminates the Agreement, no such payments are payable.

The Agreement provides for one year terms ending on December 31 of each year, but it automatically renews for one year periods unless otherwise terminated. Consulting fees for services provided by KLATU were $74,300 and $75,900 for the three months ended June 30, 2015 and 2014, respectively.

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

Note 7. Stockholders’ Equity

Authorized Stock

The Company has 20,833,333 authorized shares of common stock with a par value of $0.001 per share. In September 2011, our stockholders approved an amendment to the Amended and Restated Articles of Incorporation to authorize a class of undesignated or "blank check" preferred stock, consisting of 2,500,000 shares at $0.001 par value per share. Shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions to be fixed by the Board of Directors. In May 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 800,000 shares of the Company's previously authorized preferred stock, par value $0.001, as Class A Convertible Preferred Stock. In February 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 400,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class B Convertible Preferred Stock. In April 2015, the Company filed with the Secretary of State of the State of Nevada an Amendment to the Certificate of Designation to increase the number shares of Class B Convertible Preferred Stock from 400,000 shares to 585,000 shares.

Class A Convertible Preferred Stock

As of June 30, 2015 and March 31, 2015, 454,750 shares of Class A Convertible Preferred Stock and 303,167 of the related warrants were outstanding for Class A Investors and 106,432 warrants were outstanding for Emergent Financial, Inc. (“Emergent”) in connection with the Class A Convertible Preferred Stock offering and the 5% Bridge Note conversions.

No dividends have been declared as of June 30, 2015; however, a cumulative preferred stock dividend of $410,300 and $301,500 is included in the liquidation preference at June 30, 2015 and March 31, 2015, respectively.

Class B Convertible Preferred Stock

In February 2015, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class B Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class B Investors. During the three months ended June 30, 2015, aggregate gross cash proceeds of $4.5 million (approximately $3.9 million after offering costs) were collected in exchange for the issuance of 372,862 shares of our Class B Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 248,575 shares of our common stock at an exercise price of $6.00 per share. The Company intends to use the net proceeds for working capital purposes.

Pursuant to the subscription agreements, the Company issued shares of a newly established Class B Convertible Preferred Stock and warrants to purchase common stock of Cryoport. The shares and warrants were issued as a unit consisting of (i) one share of Class B Convertible Preferred Stock and (ii) one warrant to purchase 0.67 shares of the Company’s common stock at an exercise price of $6.00 per share, which were immediately exercisable and may be exercised at any time on or before May 31, 2020.

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $4.5 million during the three months ended June 30, 2015. The amount of $4.5 million was accreted to accumulated deficit and additional paid-in capital during the three months ended June 30, 2015.

Emergent served as the Company’s placement agent in this transaction and received, with respect to the gross proceeds received from Class B Investors, a commission of 10% and a non-accountable finance fee of 3% of the aggregate gross proceeds received from such Class B Investors, plus reimbursement of legal expenses of up to $5,000. Emergent was issued a warrant to purchase 0.25 shares of common stock at an exercise price of $6.00 per share for each Unit issued in this transaction. The offering of units to new Class B Investors concluded on June 9, 2015.

In May 2015, Mrs. Richard Berman, spouse of a board member, participated in the Class B convertible preferred stock offering and the Company issued 1,667 shares of Class B convertible preferred stock for proceeds of $20,000.

As of June 30, 2015 and March 31, 2015, 534,571 and 161,709 shares, respectively, of Class B Convertible Preferred Stock, and 356,381 and 107,806, respectively, of the related warrants were outstanding for Class B Investors and 130,914 and 38,115 warrants, respectively, were outstanding for Emergent in connection with the Class B Convertible Preferred Stock offering.

No dividends have been declared as of June 30, 2015; however, a cumulative preferred stock dividend of $103,500 and $3,800 is included in the liquidation preference at June 30, 2015 and March 31, 2015, respectively.

Common Stock Reserved for Future Issuance

As of June 30, 2015, approximately 10.5 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Class A and B convertible preferred stock converted to common stock	2,473,303
Exercise of stock options	2,246,270
Exercise of warrants	5,764,897
Total shares of common stock reserved for future issuances	10,484,470

Note 8. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2015	5,475,806	7.20
Issued	341,429	6.00
Exercised	(49,339)	2.40
Forfeited	—	—
Expired	(2,999)	22.68
Outstanding — June 30, 2015	5,764,897	$7.13	2.5	$8,428,800
Vested (exercisable) — June 30, 2015	5,764,897	$7.13	2.5	$8,428,800

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on June 30, 2015, which was $7.65 per share.

The fair value of each warrant issued was estimated on the date of issuance using Black-Scholes with the following assumptions:

Expected life (years)	5.0 – 5.2
Risk-free interest rate	1.33% - 1.73%
Volatility	98.6 – 121.3%
Dividend yield	0%

 Stock Options

We have three stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”), (collectively, the “Plans”). The 2002 Plan expired and no options have been granted pursuant the 2002 Plan or 2009 Plan subsequent to the adoption of the 2011 Plan. On September 6, 2013, the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance under the 2011 Plan by 591,667 shares. On August 29, 2014 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance under the 2011 Plan by 125,000 shares. As of June 30, 2015, the Company had 25,314 shares and 30,190 shares available for future awards under the 2009 Plan and the 2011 Plan, respectively.

In May 2015, the Company granted employees and members of the board of directors options to purchase 465,633 and 20,835 shares of common stock, respectively, with an exercise price of $7.80 per share, of which 355,001 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair market value of the Company’s common stock on the date of grant.

We granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	6.0
Risk-free interest rate	1.74%
Volatility	120.0%
Dividend yield	0%

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2015	1,793,745	$4.56
Granted (weighted-average fair value of $6.74 per share)	486,468	7.80
Exercised	(4,601)	2.47
Forfeited	(29,342)	3.84
Expired	—	—
Outstanding — June 30, 2015	2,246,270	$5.25	8.5	$5,888,000
Vested (exercisable) — June 30, 2015	750,006	$4.71	6.8	$2,629,200
Unvested (unexercisable) — June 30, 2015	1,496,264	$5.52	3.4	$3,258,800

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 30, 2015, which was $7.65 per share.

As of June 30, 2015, there was unrecognized compensation expense of $7.0 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.4 years.

Note 9. Subsequent Event

Public Equity Offering

On July 29, 2015, the Company completed the sale of common stock and warrants (the “Units”) under a registered public offering. The gross proceeds to Cryoport from the offering, including the partial exercise of the over-allotment option, were approximately $6.8 million, before underwriting discounts and commissions and other offering expenses.

The public offering price per Unit was $3.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock. Under the terms of the offering, Cryoport issued 2,090,750 shares of common stock and warrants to purchase up to an aggregate of 2,090,750 shares of common stock, inclusive of the partial exercise of the over-allotment option. The common stock and the warrants are immediately separable and trade on The Nasdaq Capital Market under the symbols CYRX, and CYRXW, respectively. The warrants have a per share exercise price of $3.57, are exercisable immediately and will expire five years from the date of issuance.

In connection with this offering, the Company issued to Aegis Capital Corp., the underwriters' representative in the offering, a warrant to purchase up to 80,000 shares of the Company's common stock. If such warrant is exercised, each share of common stock may be purchased at $4.47 per share (137.5% of the price of the units sold in the offering), commencing on July 23, 2016 and expiring July 23,2020.

In connection with this offering, the Company incurred $140,000 in financing costs as of June 30, 2015 that have been recorded as other current assets in the accompanying condensed consolidated balance sheet and will be offset against the proceeds from this offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q, the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary, Cryoport Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 19, 2015 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2015 (unaudited) and the consolidated balance sheet as of March 31, 2015 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, and cash flows for the three months ended June 30, 2015 and 2014 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company as of March 31, 2015 and 2014 and for the years then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are cost-effective and reusable cryogenic transport shippers (our standard shipper is a patented vacuum flask) utilizing an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° C and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and the recently introduced Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging as well (e.g., vials, canes, straws, plates, etc.)

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

Recent Developments

The Board of Directors authorized the 1-for-12 reverse stock split that became effective on May 19, 2015. All prior periods presented in this Report have been adjusted to reflect the twelve to one reverse stock split. Financial information updated by this capital change includes earnings per common share, dividends per common share, stock price per common share, weighted average common shares, outstanding common shares, treasury shares, common stock, additional paid-in capital, and share-based compensation.

On July 29, 2015, the Company completed the sale of common stock and warrants (the “Units”) under a registered public offering. The gross proceeds to Cryoport from the offering, including the partial exercise of the over-allotment option, were approximately $6.8 million, before underwriting discounts and commissions and other offering expenses.

The public offering price per Unit was $3.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock. Under the terms of the offering, Cryoport issued 2,090,750 shares of common stock and warrants to purchase up to an aggregate of 2,090,750 shares of common stock, inclusive of the partial exercise of the over-allotment option. The common stock and the warrants are immediately separable and trade on The Nasdaq Capital Market under the symbols CYRX, and CYRXW, respectively. The warrants have a per share exercise price of $3.57, are exercisable immediately and will expire five years from the date of issuance.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	($ in 000’s)

Revenues	$1,431	$937	$494	52.8%
Cost of revenues	(943)	(597)	(346)	57.9%

Gross margin	488	340	148	43.8%
Selling, general and administrative	(2,026)	(1,428)	(598)	41.9%
Research and development	(78)	(79)	1	(1.9)%
Interest expense	(304)	(1,129)	825	(73.1)%
Other income (expense), net	(1)	1	(2)	(202.3)%
Provision for income taxes	(3)	(2)	(1)	107.5%

Net loss	$(1,924)	$(2,297)	$373	(16.2)%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market/in vitro fertilization market, and research institutions. Revenues increased $494,500 or 52.8% to $1.4 million for the three months ended June 30, 2015, as compared to $0.9 million for the three months ended June 30, 2014. This increase is primarily driven by an overall increase in the number of customers utilizing our services and frequency of shipments compared to the prior year. Revenues in the reproductive medicine market increased by 67% over the prior year to $335,200 for the three months ended June 30, 2015, driven by continued success of our telemarketing activities, email and other targeted campaigns and an increased awareness of our cryogenic logistics solutions in this market. Our revenues from Zoetis were $257,400 for the three months ended June 30, 2015, representing a 10% decrease over the same period in the prior year.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2015 was 34.1% of revenues, as compared to 36.2% of revenues for the three months ended June 30, 2014. The decrease in gross margin is primarily due to an increase in freight costs as a percentage of revenues due to inventory transfers between our operations centers in the US, Asia and Europe. Cost of revenues for the three months ended June 30, 2015 was 65.9% of revenues, as compared to 63.8% of revenues for the three months ended June 30, 2014. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses for our operations center in California, third-party charges for our European and Asian operations centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments and inventory transfers between operations centers, freight pricing increases and the expansion of the shipping team in anticipation of increased shipping volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $598,500 for the three months ended June 30, 2015 or 41.9% as compared to the three months ended June 30, 2014. This increase is primarily due to salaries incurred to expand our sales force and equity-based compensation charges.

Research and development expenses. Research and development expenses decreased $1,500 or 1.9% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. Research and development expenses to date have consisted primarily of costs associated with continually improving the features of the Cryoport Express® Solution including the cloud-based customer service portal and Cryoport Express® Shippers. Further, these efforts are expected to lead to the introduction of shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered by the Cryoport Express® Solution. Other research and development effort has been directed toward improvements to the liquid nitrogen retention system to render it more reliable in the general shipping environment, to the design of the outer packaging as well as to develop an advance temperature monitoring system.

Interest expense. Interest expense decreased $825,100 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Interest expense for the three months ended June 30, 2015 included amortization of the debt discount on the related party notes of $64,700 and the related interest expense of $14,400, the amortization of the debt discount on the notes payable of $221,400 and related interest expense of $3,300. Interest expense for the three months ended June 30, 2014 included amortization of the debt discount and deferred financing fees of approximately $1.1 million, of which $826,900 related to the fair value of the beneficial conversion feature of the 5% Bridge Notes that was triggered by the convertible preferred stock offering, interest expense on our 5% Bridge Notes of approximately $10,600 and accrued interest on our related party notes payable of approximately $8,200.

Other expense, net. The other expense, net for the three months ended June 30, 2015 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash and cash equivalents of $2.4 million and  working capital of $1.5 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the three months ended June 30, 2015, we used $1.9 million of cash for operations primarily as a result of the net loss of $1.9 million offset by non-cash expenses of $815,500 primarily comprised of amortization of debt discounts, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $171,100 due to increased revenues and a reduction in accounts payable and other accrued expenses and accrued compensation of $533,000.

Net cash used in investing activities of $109,600 during the three months ended June 30, 2015 was primarily due to the purchase of Cryoport Express® CXVC1 Shippers (holding up to fifteen hundred 2.0 ml vials) and data loggers.

Net cash provided by financing activities totaled $3.0 million during the three months ended June 30, 2015, and resulted from net proceeds from the issuance of convertible preferred stock of $3.9 million and proceeds from the exercise of stock options and warrants of $10,900, partially offset by the repayment of notes payable of $741,400 and the repayment of related party notes of $112,000.

The Company received gross proceeds of $4.5 million (approximately $3.9 million after offering costs) in exchange for the issuance of 372,862 shares of convertible preferred stock in the first quarter of fiscal 2015 which is further described in Note 7 in the accompanying condensed consolidated financial statements. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions.

In July 2015, the Company completed a public offering of its common stock and warrants under a registered public offering (the “Public Offering”) to provide working capital, support the Company’s anticipated operations and development plans and meet the eligibility requirement to list its common stock on The NASDAQ Capital Market. The gross proceeds to Cryoport from this offering, including the partial exercise of the over-allotment option, were approximately $6.8 million. The Company’s management believes that, based on its current plans and assumptions, the current cash on hand and proceeds from the Public Offering, together with projected cash flows, will satisfy our operational and capital requirements for the next 12 months. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index
3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 26, 2015.

3.3	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.4	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.5	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015. Incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

3.6	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.8.

3.7	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.9.

4.1	Form of Warrant and Warrant Certificate to be issued in connection with the offering contemplated by the Registration Statement on Form S-1 (File No. 333-203006), as amended. Incorporated by reference to Cryoport’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 4.28.

4.2	Form of Warrant to be issued to Aegis Capital Corp. Incorporated by reference to Cryoport’s Amendment No. 3 to Registration Statement on Form S-1 dated June 12, 2015 and referred to as Exhibit 4.29.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: August 6, 2015

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: August 6, 2015

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

