Form 10-Q
period 2015-09-30
Cryoport, Inc.
filed 2015-11-16
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 there were 7,225,364 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,059,709	$1,405,186
Accounts receivable, net of allowance for doubtful accounts of $38,700 and $12,200, respectively	702,908	589,699
Inventories	79,230	69,680
Other current assets	188,673	97,337
Total current assets	8,030,520	2,161,902
Property and equipment, net	767,123	307,926
Intangible assets, net	118,257	136,821
Total assets	$8,915,900	$2,606,649
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other accrued expenses	$856,000	$758,696
Accrued compensation and related expenses	384,643	725,712
Notes payable and accrued interest, net of discount of $221,400 at March 31, 2015	—	535,507
Related-party notes payable and accrued interest, net of discount of $129,400 and $259,600, respectively	956,557	976,581
Total current liabilities	2,197,200	2,996,496
Related-party notes payable, net of current portion	—	26,452
Total liabilities	2,197,200	3,022,948

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; 454,750 shares issued and outstanding at September 30, 2015 and March 31, 2015 (aggregate liquidation preference of $5,977,363 at September 30, 2015)	455	455
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; 534,571 and 161,709 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively (aggregate liquidation preference of $6,647,695 at September 30, 2015)	535	162
Common stock, $0.001 par value; 20,833,333 shares authorized; 7,170,364 and 5,025,577 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	7,170	5,026
Additional paid-in capital	113,302,694	97,346,137
Accumulated deficit	(106,592,154)	(97,768,079)
Total stockholders’ equity (deficit)	6,718,700	(416,299)
Total liabilities and stockholders’ equity (deficit)	$8,915,900	$2,606,649

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,437,028	$825,000	$2,868,091	$1,761,588
Cost of revenues	1,000,715	600,042	1,943,866	1,197,275
Gross margin	436,313	224,958	924,225	564,313
Operating costs and expenses:
Selling, general and administrative	2,157,771	1,510,708	4,184,128	2,938,558
Research and development	100,296	89,279	178,020	168,523
Total operating costs and expenses	2,258,067	1,599,987	4,362,148	3,107,081
Loss from operations	(1,821,754)	(1,375,029)	(3,437,923)	(2,542,768)
Other (expense) income:
Interest expense	(601,002)	(7,854)	(904,802)	(1,136,732)
Other expense, net	(2,707)	(1,876)	(3,682)	(923)
Loss before provision for income taxes	(2,425,463)	(1,384,759)	(4,346,407)	(3,680,423)
Provision for income taxes	—	—	(3,320)	(1,600)
Net loss	(2,425,463)	(1,384,759)	(4,349,727)	(3,682,023)
Preferred stock beneficial conversion charge	—	(1,727,027)	(4,474,348)	(2,468,813)
Undeclared cumulative preferred dividends	(239,388)	(71,874)	(447,878)	(99,597)
Net loss attributable to common stockholders	$(2,664,851)	$(3,183,660)	$(9,271,953)	$(6,250,433)
Net loss per share attributable to common stockholders – basic and diluted	$(0.41)	$(0.64)	$(1.61)	$(1.25)
Weighted average shares outstanding – basic and diluted	6,505,016	5,004,078	5,774,389	5,001,607

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(4,349,727)	$(3,682,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,026	105,186
Amortization of debt discounts and deferred financing costs	351,568	1,110,013
Stock-based compensation expense	1,118,012	354,452
Estimated fair value of the beneficial conversion feature on related-party notes payable	521,056	—
Loss on disposal of property and equipment	32,817	1,864
Provision for bad debt	34,043	465
Changes in operating assets and liabilities:
Accounts receivable, net	(147,252)	107,280
Inventories	(41,624)	(29,101)
Other assets	(91,336)	(7,921)
Accounts payable and other accrued expenses	(102,696)	143,868
Accrued compensation and related expenses	(341,069)	95,371
Accrued interest	(20,174)	25,964
Net cash used in operating activities	(2,942,356)	(1,774,582)
Cash Flows From Investing Activities:
Purchases of property and equipment	(335,402)	(67,851)
Net cash used in investing activities	(335,402)	(67,851)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants in public offering, net of offering costs	5,938,099	—
Proceeds from the issuance of preferred stock, net of offering costs	3,896,678	1,662,564
Proceeds from exercise of stock options and warrants	10,881	11,631
Repayment of notes payable	(741,377)	—
Repayment of convertible debentures	—	(50,000)
Repayment of related party notes payable	(172,000)	(48,000)
Net cash provided by financing activities	8,932,281	1,576,195
Net change in cash and cash equivalents	5,654,523	(266,238)
Cash and cash equivalents — beginning of period	1,405,186	369,581
Cash and cash equivalents — end of period	$7,059,709	$103,343
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs in connection with convertible preferred stock included in accounts payable	$—	$9,658
Issuance of common stock for accrued board of director compensation	$54,813	$—
Purchase of fixed assets included in accounts payable and other accrued expenses	$200,000	$—
Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$4,474,348	$2,468,813
Reclassification of shipper inventory to fixed assets	$32,074	$—
Conversion of convertible debentures payable and accrued interest into convertible preferred stock units	$—	$1,766,997

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended September 30, 2015 and 2014

(Unaudited)

Note 1. Management’s Representation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Cryoport, Inc. (the “Company”, “Cryoport”, “our” or “we”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

On May 12, 2015, our board of directors (the “Board of Directors”) approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1-for-12.  The reverse stock split was effective on May 19, 2015.  All share and per share data in this Form 10-Q have been adjusted to give effect to the 1-for-12 reverse stock split of our common stock.

Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is the premier provider of cryogenic logistics solutions to the life sciences industry through its purpose-built proprietary packaging, information technology and specialized cold chain logistics expertise. The Company provides leading edge logistics solutions for biologic materials, such as immunotherapies, stem cells, CAR-T cells and reproductive cells for clients worldwide. Leading global companies, such as FedEx, UPS and DHL have each separately selected Cryoport as the preferred cryogenic logistics provider for time- and temperature-sensitive biological material.  Cryoport actively supports points-of-care, contract research organizations, central laboratories, pharmaceutical companies, contract manufacturers and university researchers.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Liquidity

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP. During the six months ended September 30, 2015, we used cash in operations of $2.9 million and had a net loss of $4.3 million.

We believe that our cash resources at September 30, 2015, together with the revenues generated from our solutions will be sufficient to sustain our planned operations for the next 12 months. Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. Revenues increased $1.1 million or 62.8% to $2.9 million for the six months ended September 30, 2015, as compared to $1.8 million for the six months ended September 30, 2014. However, we cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis and on acceptable terms or at all.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at September 30, 2015 and March 31, 2015 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants commercial trade credit to customers under established terms and conditions within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers, who have not received credit approval. The Company’s ability to collect receivables is affected by customer circumstances, economic fluctuations in the respective geographic areas and the industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the respective accounts, which management believes is sufficient. Accounts receivable at September 30, 2015 and March 31, 2015 are net of reserves for doubtful accounts of $38,700 and $12,200, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The majority of the Company’s customers are in the biotechnology, pharmaceutical, animal health and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At September 30, 2015 and March 31, 2015, there was one customer that accounted for 28.8% and 14.6%, respectively, of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at September 30, 2015 and March 31, 2015.

The Company has revenue from foreign customers primarily in the Europe, Japan, Canada, India and Australia regions. During the six months ended September 30, 2015 and 2014, the Company had revenues from foreign customers of approximately $421,100 and $293,200, respectively, which constituted approximately 14.7% and 16.6% of total revenues, respectively.

For the six months ended September 30, 2015 and 2014, there was one customer that accounted for 16.0% and 27.4% of total revenues, respectively.

Inventories

The Company’s inventories consist of packaging materials and accessories sold to customers. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on such evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

Property and Equipment

The Company provides shipping packaging (“shipper”) to its customers and charges a fee in exchange for the use of the shipper. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the container over a period of time. The Company retains the title to the shippers and provides its customers the use of the shipper for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the shipper is returned to the Company. As a result, the Company classifies the shippers as property and equipment for the per-use shipper program.

Property and equipment are recorded at cost. Cryogenic shippers are depreciated using the straight-line method over their estimated useful lives of three years. Software, equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2015.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2015 and March 31, 2015, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2015 and March 31, 2015 and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the six months ended September 30, 2015 and 2014. The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2015, the Company is no longer subject to U.S. federal examinations for years before 2011 and for California franchise and income tax examinations for years before 2010. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

The Company recognizes revenue for the use of the shipper once the shipper has been delivered to the end user of the enclosed materials, and at the time that collectability of the related fees is reasonably certain. Revenue is recorded net of discounts and allowances.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at September 30, 2015 and March 31, 2015 were zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the six months ended September 30, 2015 and 2014.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed preferred stock dividends and cumulative preferred stock dividends, whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of September 30, 2015 and March 31, 2015, the Company had cumulative, undeclared, dividends that have not been accrued related to its preferred stock of $753,200 and $305,300, respectively. During the three and six months ended September 30, 2015 and 2014, undeclared dividends totaling $239,400 and $447,900 and $71,900 and $99,600, respectively, were added to the net loss on the condensed consolidated statements of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the three and six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
	2015	2014
Net loss	$(4,349,727)	$(3,682,023)
Add:
Preferred stock beneficial conversion charge	(4,474,348)	(2,468,813)
Undeclared cumulative preferred dividends	(447,878)	(99,597)
Net loss attributable to common stockholders	$(9,271,953)	$(6,250,433)
Weighted average shares issued and outstanding-basic and diluted	5,774,389	5,001,607
Basic and diluted net loss per share attributable to common stockholders	$(1.61)	$(1.25)

	Three Months Ended September 30,
	2015	2014
Net loss	$(2,425,463)	$(1,384,759)
Add:
Preferred stock beneficial conversion charge	—	(1,727,027)
Undeclared cumulative preferred dividends	(239,388)	(71,874)
Net loss attributable to common stockholders	$(2,664,851)	$(3,183,660)
Weighted average shares issued and outstanding-basic and diluted	6,505,016	5,004,078
Basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.64)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Six Months Ended September 30,
	2015	2014
Class A convertible preferred stock	1,136,875	837,273
Class B convertible preferred stock	1,336,428	—
Stock options	456,061	335,993
Warrants	1,257,635	428,775
	4,186,999	1,602,041

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2015 and March 31, 2015.

Foreign Currency Translation

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU No. 2015-14 which proposed a one year deferral of the effective date for public entities and others. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

Note 4. Related Party Transactions

As of September 30, 2015 and March 31, 2015, the Company had aggregate principal balances of $1.1 million and $1.3 million, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

In March 2015, we entered into definitive agreements relating to the exchange or amendment of the notes evidencing such working capital advances. Three of the notes issued to Patrick Mullins, M.D., Maryl Petreccia and Jeffrey Dell, M.D., which as of September 30, 2015 had outstanding principal balances of $448,200, $266,700 and $208,900, respectively, were amended and restated, and the holders received warrants to purchase 37,347, 22,224, and 17,412 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, and warrants to purchase 834, 417, and 417 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, to reimburse the three note holders for any fees or other expenses incurred in connection with this transaction. The notes, as amended and restated, require interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which is the earlier to occur of (i) March 1, 2016, (ii) the sale of all or substantially all of our assets, or (iii) the merger, consolidation or other similar reorganization of the Company or an affiliate of our Company with another entity. Under the terms of such notes, upon the closing of the public offering in July 2015 (see Note 7), the holder had the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per unit issued by the Company in such offering. The holders elected not to convert into such securities issued by the Company.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which as of September 30, 2015 had an outstanding principal balance of $35,800, requires interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which is March 1, 2016. Under the terms of such note, upon the closing of the public offering in July 2015 (see Note 7) the holder had the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per unit issued by the Company in such offering. The holder elected not to convert into such securities issued by the Company.

The conversion feature of the related-party notes payable at a 20% discount resulted in a BCF. The fair value of the BCF of $521,100 was recorded as a debt discount upon the resolution of the contingency and it was amortized to interest expense over the conversion term which ended on September 29, 2015.

The relative fair value of the related-party warrants of $280,400 was recorded as a debt discount and is being amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the convertible notes. During the six months ended September 30, 2015 and 2014, the Company amortized $130,200 and $0, respectively, of the debt discount to interest expense for these convertible notes.

 Related-party interest expense under these notes was $28,900 and $16,100 for the six months ended September 30, 2015 and 2014, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $0 and $4,600 as of September 30, 2015 and March 31, 2015, respectively.

One note issued to Marc Grossman, M.D., which as of September 30, 2015 had an outstanding principal balance of $126,500, as amended, now provides for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments will be due if no event of default occurs and if the Company (i) complies with its regular payment obligations, (ii) reimburses the payee for attorneys’ fees in connection with the negotiation of the note amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately pays all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 are paid in full before May 1, 2016, other than (Y) notes that are satisfied upon conversion into common stock, warrants or any other equity of the Company, or (Z) notes that have been paid in full before March 2, 2015. All principal and interest under the original note, as amended by the note amendment, will be due and shall be paid on May 1, 2016. The note requires monthly payments of $20,000, except for the month of June 2015, where the monthly payment was $72,000.

Class B Convertible Preferred Stock

In May 2015, the spouse of the board member Mr. Richard Berman, participated in the Class B convertible preferred stock offering and the Company issued 1,667 shares of Class B convertible preferred stock for total proceeds of $20,000.

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

In connection with the issuance of the 7% Bridge Notes, the Company issued the note holders warrants to purchase 190,625 shares of common stock at an exercise price of $6.00 per share. The warrants were exercisable on May 31, 2015 and expire on November 30, 2021. The relative fair value of the warrants of $458,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the notes.  During the six months ended September 30, 2015, the Company amortized $221,400 of the debt discount to interest expense for these notes.

The Company did not pay any discounts or commissions with respect to the issuance of the 7% Bridge Notes or the warrants.

Note 6. Commitments and Contingencies

Facility and Equipment Leases

We currently lease 11,900 square feet of corporate, research and development, and warehouse facilities in Lake Forest, California under an operating lease on a month-to-month basis. The monthly base rent is $9,500. On October 21, 2015, we entered into a new operating lease for 27,600 square foot corporate, research and development, and warehouse facility in Irvine, California under an operating lease which commences on the later of November 1, 2015 or substantial completion of the improvements thereon and expires seven years after such date, subject to our option to extend the lease for two additional five year periods (see Note 9). The initial base rent will be approximately $21,600 per month. This lease agreement contains certain scheduled annual rent increases which will be accounted for on a straight-line basis. We also lease certain office equipment which expires in March 2018.

Employment Agreements

We have entered into employment agreements with certain of our officers under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

Consulting and Engineering Services

On September 16, 2015, the Company entered into the Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and between KLATU Networks, LLC (“KLATU”) and the Company. Pursuant to the Purchase and Sale Agreement, the Company purchased from KLATU certain intellectual property and intellectual property rights related to the Company’s CryoportalTM logistics management platform (the “Developed Technology”), which KLATU previously developed for and licensed to the Company pursuant to the Master Consulting and Engineering Services Agreement, by and between KLATU and the Company, dated October 9, 2007 (as amended, the “Master Consulting and Engineering Services Agreement”). As full compensation for the sale and assignment of the Developed Technology from KLATU to the Company, the Company will pay KLATU an aggregate amount of $400,000 in two equal installments of which $200,000 was paid in September 2015 and the remaining $200,000 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2015.

Concurrently with entering into the Purchase and Sale Agreement, on September 16, 2015, the Company and KLATU entered into the Amended and Restated Master Consulting and Engineering Services Agreement (the “Amended and Restated Master Consulting and Engineering Services Agreement”) to amend and restate the Master Consulting and Engineering Services Agreement. The Amended and Restated Master Consulting and Engineering Services Agreement provides a framework for KLATU to perform certain consulting, software and hardware engineering development services as mutually agreed upon and further set forth in one or more Statements of Work (as defined in the Amended and Restated Master Consulting and Engineering Services Agreement). To ensure the availability of KLATU personnel to perform services pursuant to the Amended and Restated Master Consulting and Engineering Services Agreement, the Company agreed to pay KLATU a minimum of $25,000 per month for services fees, which may be carried forward as advance payment for future services under certain conditions. The initial term of the agreement is until December 31, 2017 and will thereafter automatically renew for subsequent one year terms, unless notice of termination is given.

Consulting fees for services provided by KLATU were $66,200 and $86,000 for the three months ended September 30, 2015 and 2014, respectively, and $140,500 and $161,900 for the six months ended September 30, 2015 and 2014, respectively.

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. Certain of these guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

In addition, the Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada.

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

Class A Convertible Preferred Stock

In May 2014, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class A Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class A Investors. As of September 30, 2015 and March 31, 2015, 454,750 shares of Class A Convertible Preferred Stock and 303,167 of the related warrants were outstanding for Class A Investors and 106,432 warrants were outstanding for Emergent Financial, Inc. (“Emergent”) in connection with the Class A Convertible Preferred Stock offering and the 5% Bridge Note conversions.

No dividends have been declared as of September 30, 2015; however, a cumulative preferred stock dividend of $520,400 and $301,500 is included in the liquidation preference at September 30, 2015 and March 31, 2015, respectively.

Class B Convertible Preferred Stock

In February 2015, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class B Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class B Investors. During the six months ended September 30, 2015, aggregate gross cash proceeds of $4.5 million (approximately $3.9 million after offering costs) were collected in exchange for the issuance of 372,862 shares of our Class B Convertible Preferred Stock, and warrants, which were immediately exercisable and may be exercised at any time on or before May 31, 2020, to purchase up to a total of 248,575 shares of our common stock at an exercise price of $6.00 per share. The shares and warrants were issued as a unit consisting of (i) one share of Class B Convertible Preferred Stock and (ii) one warrant to purchase 0.67 shares of the Company’s common stock.

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $4.5 million during the six months ended September 30, 2015. The amount of $4.5 million was accreted to accumulated deficit and additional paid-in capital during the six months ended September 30, 2015.

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

In May 2015, the spouse of the board member Mr. Richard Berman, participated in the Class B convertible preferred stock offering and the Company issued 1,667 shares of Class B convertible preferred stock for proceeds of $20,000.

As of September 30, 2015 and March 31, 2015, 534,571 and 161,709 shares, respectively, of Class B Convertible Preferred Stock, and 356,381 and 107,806, respectively, of the related warrants were outstanding for Class B Investors and 130,914 and 38,115 warrants, respectively, were outstanding for Emergent in connection with the Class B Convertible Preferred Stock offering.

No dividends have been declared as of September 30, 2015; however, a cumulative preferred stock dividend of $232,800 and $3,800 is included in the liquidation preference at September 30, 2015 and March 31, 2015, respectively.

Emergent received a total cash consideration of $1.3 million and was issued warrants to purchase 237,345 shares of common stock with respect to the gross proceeds the Company received from the Class A and Class B offerings.

Public Equity Offering

On July 29, 2015, the Company completed the sale of common stock and warrants (the “Units”) under a registered public offering. The gross proceeds to Cryoport from the offering, including the partial exercise of the over-allotment option, were approximately $6.8 million, before underwriting discounts and commissions and other offering expenses (approximately $6.2 million after underwriting discounts, commissions and other expenses).

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

In connection with this offering, the Company issued to Aegis Capital Corp. (“Aegis”), the underwriters' representative in the offering, a warrant to purchase up to 80,000 shares of the Company's common stock and Aegis received a total cash consideration, including the reimbursement of public offering-related expenses, of $0.6 million. If such warrant is exercised, each share of common stock may be purchased at $4.47 per share (137.5% of the price of the units sold in the offering), commencing on July 23, 2016 and expiring July 23, 2020.

In connection with this offering, the Company incurred $266,100 in offering costs that have been offset against the proceeds from this offering.

Common Stock Reserved for Future Issuance

As of September 30, 2015, approximately 12.3 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Class A and B convertible preferred stock converted to common stock	2,473,303
Exercise of stock options	2,246,270
Exercise of warrants	7,550,827
Total shares of common stock reserved for future issuances	12,270,400

Note 8. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2015	5,475,806	7.20
Issued	2,512,179	3.93
Exercised	(49,339)	2.40
Forfeited	—	—
Expired	(387,819)	9.36
Outstanding — September 30, 2015	7,550,827	$6.01	3.1	$3,500
Vested (exercisable) — September 30, 2015	7,550,827	$6.01	3.1	$3,500

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on September 30, 2015, which was $2.36 per share.

The fair value of each warrant issued was estimated on the date of issuance using Black-Scholes with the following assumptions:

Expected life (years)	5.0 – 5.2
Risk-free interest rate	1.33% - 1.73%
Volatility	98.6 – 121.3%
Dividend yield	0%

Stock Options

We have three stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”), (collectively, the “Plans”). The 2002 Plan expired and no options have been granted pursuant the 2002 Plan or 2009 Plan subsequent to the adoption of the 2011 Plan. On September 6, 2013, the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance under the 2011 Plan by 591,667 shares. On August 29, 2014 the stockholders approved an increase to the number of shares of the Company’s common stock available for issuance under the 2011 Plan by 125,000 shares. As of September 30, 2015, the Company had 25,312 shares and 30,140 shares available for future awards under the 2009 Plan and the 2011 Plan, respectively.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2015	1,793,745	$4.56
Granted (weighted-average fair value of $6.74 per share)	486,468	7.80
Exercised	(4,601)	2.47
Forfeited	(29,342)	3.84
Expired	—	—
Outstanding — September 30, 2015	2,246,270	$5.25	8.2	$14,000
Vested (exercisable) — September 30, 2015	883,490	$4.77	6.9	$14,000
Unvested (unexercisable) — September 30, 2015	1,362,780	$5.56	3.2	$—

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2015, which was $2.36 per share.

As of September 30, 2015, there was unrecognized compensation expense of $6.4 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.2 years.

Note 9. Subsequent Events

Common Stock Issuance

On October 1, 2015, the Company issued 55,000 shares of common stock with a fair value of $150,200 to a consultant for investor relation services under a consulting agreement that expires on April 1, 2016.

Facility Lease

On October 21, 2015, we entered into a new operating lease for a 27,600 square foot corporate, warehouse operations, and research and development facility in Irvine, California under an operating lease which commences on the later of November 1, 2015 or substantial completion of the improvements thereon and expires seven years after such date, subject to our option to extend the lease for two additional five year periods. The initial base rent will be approximately $21,600 per month. This lease agreement contains certain scheduled annual rent increases which will be accounted for on a straight-line basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2015 (unaudited) and the consolidated balance sheet as of March 31, 2015 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2015 and 2014, and cash flows for the six months ended September 30, 2015 and 2014 and the related notes thereto (see Part 1, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company as of March 31, 2015 and 2014 and for the years then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are cost-effective and reusable cryogenic transport shippers (our standard shipper is a patented vacuum flask) utilizing an innovative application of “dry vapor” liquid nitrogen technology. Cryoport Express® Shippers are International Air Transport Association certified and validated to maintain stable temperatures of minus 150° Celsius and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and the Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging as well (e.g., vials, canes, straws, plates, etc.)

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

In late 2012, we shifted our focus to become a comprehensive cryogenic logistics solutions provider. Recognizing that clients in the life sciences industry have varying requirements, we unbundled our technologies, establishing customer facing solutions and taking a consultative approach to the market. Today, in addition to our standard turnkey solution, described above, we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” designed for clients making 50 or more shipments per month. Under this solution, we supply an inventory of our Cryoport Express® Shippers to our customer, in an uncharged state, enabling our customer (after training/certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer service professionals monitor the shipment and the return of the shipper to us for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us.

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings, with “powered by CryoportSM” appearing prominently on the offering software interface and packaging. This solution can also be private labeled upon meeting certain requirements, such as minimum required shipping volumes.

•	“Integrated Solution,” which is our outsource solution. It is our most comprehensive solution and involves our management of the entire cryogenic logistics process for our client, including Cryoport employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution,” designed for allogeneic therapies. Under this solution we supply our Cryoport Express® Shipper to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-site, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies. Under this solution our Cryoport Express® Shipper serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapies by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-site, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process, including the return of the shipper to us. When the Cryoport Operations Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

Strategic Logistics Alliances

We have sought to establish strategic alliances as a long-term method of marketing our solutions providing minus 150° Celsius shipping conditions to the life sciences industry. We have focused our efforts on leading companies in the logistics services industry as well as participants in the life sciences industry. In connection with our alliances with providers of shipping services, we refer to their respective offerings as “powered by CryoportSM” to reflect our solutions being integrated into our alliance partner’s services.

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

Under our FedEx Agreement, we provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. As part of the solution, Cryoport has developed a FedEx-branded version of the CryoportalTM software platform, which is “powered by CryoportSM” for use by FedEx and its customers giving them access to the full capabilities of our cloud-based logistics management software platform.

DHL. In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). This relationship with DHL is a further implementation of the Company’s expansion of distribution partnerships under the “powered by CryoportSM” model described above, allowing us to expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings. DHL can now enhance and supplement its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL’s network offers Cryoport’s cryogenic solutions under the DHL brands as “powered by CryoportSM”. In addition, DHL’s customers will be able to have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

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

As a result of our new relationship with UPS, UPS customers will have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and gain access to UPS’s broad array of domestic and international shipping and logistics solutions at competitive prices. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with UPS’s tracking and billing systems to provide UPS life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

Life Sciences Agreements

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, Cryoport provides on-site logistics personnel and its logistics management operating platform, the CryoportalTM to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing logistics data and processes to further introduce economies and reliability throughout the network, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum utilization of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013 the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the agreement was further amended to expand Cryoport’s role to include the logistics management for a second poultry vaccine. In September 2015, the agreement was further amended and extended through September 2018, subject to certain termination and extension provisions.

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

On July 29, 2015, the Company completed the sale of common stock and warrants (the “Units”) under a registered public offering. The gross proceeds to Cryoport from the offering, including the partial exercise of the over-allotment option, were approximately $6.8 million, before underwriting discounts and commissions and other offering expenses (approximately $5.9 million after underwriting discounts, commissions and other expenses).

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

On September 16, 2015, the Company entered into the Purchase and Sale Agreement by and between KLATU Networks, LLC (“KLATU”) and the Company. Pursuant to the Purchase and Sale Agreement, the Company purchased from KLATU certain intellectual property and intellectual property rights related to the Company’s CryoportalTM logistics management platform, which KLATU previously developed for and licensed to the Company pursuant to the Master Consulting and Engineering Services Agreement, by and between KLATU and the Company, dated October 9, 2007. As full compensation for the sale and assignment of the Developed Technology from KLATU to the Company, the Company will pay KLATU an aggregate amount of $400,000 in two equal installments of which $200,000 was paid in September 2015 and the remaining $200,000 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2015.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	($ in 000’s)

Revenues	$1,437	$825	$612	74.2%
Cost of revenues	(1,001)	(600)	(401)	66.8%

Gross margin	436	225	211	94.0%
Selling, general and administrative	(2,157)	(1,511)	(646)	42.8%
Research and development	(100)	(89)	(11)	12.3%
Interest expense	(601)	(8)	(593)	7,552.2%
Other expense, net	(3)	(2)	(1)	44.3%

Net loss	$(2,425)	$(1,385)	$(1,040)	75.2%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, the reproductive medicine market/in vitro fertilization market, and research institutions. Revenues increased $612,000 or 74.2% to $1.4 million for the three months ended September 30, 2015, as compared to $825,000 for the three months ended September 30, 2014. This increase is primarily driven by an overall increase in the number of customers utilizing our services and frequency of shipments compared to the prior year. Revenues in the reproductive medicine market increased by 74.7% over the prior year to $356,400 for the three months ended September 30, 2015, driven by continued success of our targeted sales and marketing campaigns and an increased awareness of our cryogenic logistics solutions in this market. Our revenues from the animal health market were $209,600 for the three months ended September 30, 2015, which is consistent with the same period in the prior year.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2015 was 30.4% of revenues, as compared to 27.3% of revenues for the three months ended September 30, 2014. The increase in gross margin is primarily due to the increase in revenues combined with a reduction in freight charges as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the three months ended September 30, 2015 was 69.6% of revenues, as compared to 72.7% of revenues for the three months ended September 30, 2014. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses for our operations center in California, third-party charges for our European and Asian operations centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments and inventory transfers between operations centers, freight pricing increases and the expansion of the shipping team in anticipation of increased shipping volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $647,100 for the three months ended September 30, 2015 or 42.8% as compared to the three months ended September 30, 2014. This increase is primarily due to equity-based compensation charges, salaries incurred to expand our sales force, the engagement of a new marketing firm and travel expenses associated with the public equity offering.

Research and development expenses. Research and development expenses increased $11,000 or 12.3% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase is primarily due to the salary and associated employee costs related to the addition of a research and development engineer. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. These efforts are expected to lead to the introduction of additional shipper designs to meet market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods. In addition, research and development effort has been directed towards developing an advanced condition monitoring system.

Interest expense. Interest expense increased $593,100 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Interest expense for the three months ended September 30, 2015 included amortization of the debt discount on the related-party notes payable of $65,400, the related interest expense of $14,500 and the fair value of the beneficial conversion feature of the related-party notes payable of $521,100. Interest expense for the three months ended September 30, 2014 included accrued interest on our related-party notes payable of approximately $7,900.

Other expense, net. The other expense, net for the three months ended September 30, 2015 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Six months ended September 30, 2015 compared to six months ended September 30, 2014:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Six Months Ended September 30,
	2015	2014	$ Change	% Change
	($ in 000’s)

Revenues	$2,868	$1,762	$1,106	62.8%
Cost of revenues	(1,944)	(1,197)	(747)	62.4%

Gross margin	924	565	359	63.8%
Selling, general and administrative	(4,184)	(2,939)	(1,245)	42.4%
Research and development	(178)	(168)	(10)	5.6%
Interest expense	(905)	(1,137)	232	(20.4)%
Other income (expense), net	(4)	(1)	(3)	298.9%
Provision for income taxes	(3)	(2)	(1)	107.5%

Net loss	$(4,350)	$(3,682)	$668	18.1%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations, animal health, the reproductive medicine market/in vitro fertilization market, and research institutions. Revenues increased $1.1 million or 62.8% to $2.9 million for the six months ended September 30, 2015, as compared to $1.8 million for the six months ended September 30, 2014. This increase is primarily driven by an overall increase in the number of customers utilizing our services and frequency of shipments compared to the prior year. Revenues in the reproductive medicine market increased by 70.9% over the prior year to $691,500 for the six months ended September 30, 2015, driven by continued success of our targeted sales and marketing campaigns and an increased awareness of our cryogenic logistics solutions in this market. Our revenues from the animal health market were $478,200 for the six months ended September 30, 2015, representing a 4.8% decrease over the same period in the prior year.

Gross margin and cost of revenues. Gross margin for the six months ended September 30, 2015 was 32.2% of revenues, as compared to 32.0% of revenues for the six months ended September 30, 2014. Cost of revenues for the six months ended September 30, 2015 was 67.8% of revenues, as compared to 68.0% of revenues for the six months ended September 30, 2014. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses for our operations center in California, third-party charges for our European and Asian operations centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments and inventory transfers between operations centers, freight pricing increases and the expansion of the shipping team in anticipation of increased shipping volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million for the six months ended September 30, 2015 or 42.4% as compared to the six months ended September 30, 2014. This increase is primarily due to equity-based compensation charges, salaries incurred to expand our sales force, the engagement of a new marketing firm and travel expenses associated with the public equity offering.

Research and development expenses. Research and development expenses increased $9,500 or 5.6% for the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. The increase is primarily due to the salary and associated employee costs related to the addition of a research and development engineer. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. These efforts are expected to lead to the introduction of additional shipper designs to meet market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods. In addition, research and development effort has been directed towards developing an advanced condition monitoring system.

Interest expense. Interest expense decreased $231,900 for the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. Interest expense for the six months ended September 30, 2015 included amortization of the debt discount on the related-party notes payable of $130,200, the related interest expense of $28,900, the amortization of the debt discount on the notes payable of $221,400, related interest expense of $3,300 as well as the fair value of the beneficial conversion feature of the related-party notes payable of $521,100. Interest expense for the six months ended September 30, 2014 included amortization of the debt discount and deferred financing fees of approximately $1.1 million, of which $826,900 related to the fair value of the beneficial conversion feature of the 5% Bridge Notes that was triggered by the convertible preferred stock offering, interest expense on our 5% Bridge Notes of approximately $10,600 and accrued interest on our related party notes payable of approximately $16,100.

Other expense, net. The other expense, net for the six months ended September 30, 2015 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash and cash equivalents of $7.1 million and working capital of $5.8 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the six months ended September 30, 2015, we used $2.9 million of cash for operations primarily as a result of the net loss of $4.3 million offset by non-cash expenses of $2.2 million primarily comprised of amortization of debt discounts, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $147,300 due to increased revenues and a reduction in accounts payable and other accrued expenses and accrued compensation of $443,800.

Net cash used in investing activities of $335,400 during the six months ended September 30, 2015 was primarily due to the purchase from KLATU of certain intellectual property and intellectual property rights related to the Company’s CryoportalTM logistics management platform, which KLATU previously developed for and licensed to the Company, Cryoport Express® CXVC1 Shippers and data loggers.

Net cash provided by financing activities totaled $8.9 million during the six months ended September 30, 2015, and resulted from net proceeds from the public equity offering of $5.9 million, issuance of convertible preferred stock of $3.9 million and proceeds from the exercise of stock options and warrants of $10,900, partially offset by the repayment of notes payable of $741,400 and the repayment of related-party notes payable of $172,000.

The Company received gross proceeds of $4.5 million (approximately $3.9 million after offering costs) in exchange for the issuance of 372,862 shares of convertible preferred stock in the first quarter of fiscal 2016 which is further described in Note 7 in the accompanying condensed consolidated financial statements. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions.

In July 2015, the Company completed a public offering of its common stock and warrants under a registered public offering to provide working capital, support the Company’s anticipated operations and development plans and meet the eligibility requirement to list its common stock on The NASDAQ Capital Market. The gross proceeds to Cryoport from this offering, including the partial exercise of the over-allotment option, were approximately $6.8 million. The Company’s management believes that, based on its current plans and assumptions, the current cash on hand and proceeds from this public offering, together with projected cash flows, will satisfy our operational and capital requirements for the next 12 months. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 26, 2015.

3.3	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.4	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.5	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015. Incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

3.6	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.8.

3.7	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.9.

3.8	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.9	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated September 1, 2015.

10.1	Purchase and Sale Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.2	Amended and Restated Master Consulting and Engineering Services Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 16, 2015.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: November 16, 2015

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: November 16, 2015

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer