Form 10-Q
period 2015-12-31
Cryoport, Inc.
filed 2016-02-11
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34632

CRYOPORT, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17305 Daimler Street

Irvine, CA 92614

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

As of February 5, 2016 there were 12,242,776 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,247,425	$1,405,186
Accounts receivable, net of allowance for doubtful accounts of $40,600 and $12,200, respectively	616,785	589,699
Inventories	52,880	69,680
Other current assets	288,965	97,337

Total current assets	6,206,055	2,161,902
Property and equipment, net	875,673	307,926
Intangible assets, net	13,484	136,821
Deposits	363,403	—

Total assets	$7,458,615	$2,606,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other accrued expenses	$1,109,243	$758,696
Accrued compensation and related expenses	377,113	725,712
Notes payable and accrued interest, net of discount of $221,400 at March 31, 2015	—	535,507
Related-party notes payable and accrued interest, net of discount of $64,000 and $259,600, respectively	981,992	976,581

Total current liabilities	2,468,348	2,996,496
Related-party notes payable, net of current portion	—	26,452

Total liabilities	2,468,348	3,022,948

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; 454,750 shares issued and outstanding at December 31, 2015 and March 31, 2015 (aggregate liquidation preference of $6,087,400 at December 31, 2015)	455	455
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; 534,571 and 161,709 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively (aggregate liquidation preference of $6,777,047 at December 31, 2015)	535	162
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,247,466 and 5,025,577 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	7,247	5,026
Additional paid-in capital	114,334,637	97,346,137
Accumulated deficit	(109,352,607)	(97,768,079)

Total stockholders’ equity (deficit)	4,990,267	(416,299)

Total liabilities and stockholders’ equity (deficit)	$7,458,615	$2,606,649

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues	$1,458,563	$975,188	$4,326,654	$2,736,776
Cost of revenues	1,074,281	740,651	3,018,147	1,937,926

Gross margin	384,282	234,537	1,308,507	798,850

Operating costs and expenses:
Selling, general and administrative	2,835,372	1,492,732	7,019,500	4,431,290
Research and development	227,765	99,052	405,785	267,575

Total operating costs and expenses	3,063,137	1,591,784	7,425,285	4,698,865

Loss from operations	(2,678,855)	(1,357,247)	(6,116,778)	(3,900,015)
Other expense:
Interest expense	(79,946)	(48,605)	(984,748)	(1,185,337)
Other expense, net	(1,347)	(1,906)	(5,029)	(2,829)

Loss before provision for income taxes	(2,760,148)	(1,407,758)	(7,106,555)	(5,088,181)
Provision for income taxes	(305)	—	(3,625)	(1,600)

Net loss	(2,760,453)	(1,407,758)	(7,110,180)	(5,089,781)
Preferred stock beneficial conversion charge	—	(492,910)	(4,474,348)	(2,961,723)
Undeclared cumulative preferred dividends	(239,389)	(95,304)	(687,267)	(194,901)

Net loss attributable to common stockholders	$(2,999,842)	$(1,995,972)	$(12,271,795)	$(8,246,405)

Net loss per share attributable to common stockholders – basic and diluted	$(0.42)	$(0.40)	$(1.96)	$(1.65)

Weighted average shares outstanding – basic and diluted	7,225,006	5,004,821	6,259,686	5,002,683

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(7,110,180)	$(5,089,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,324	155,226
Amortization of debt discounts and deferred financing costs	417,003	1,148,153
Stock-based compensation expense to employees, directors and consultants	2,057,236	565,220
Estimated fair value of the beneficial conversion feature on related party notes payable	521,056	—
Loss on write-off of patents	98,086	—
Loss on disposal of property and equipment	37,247	5,773
Provision for bad debt	36,006	465
Changes in operating assets and liabilities:
Accounts receivable, net	(63,092)	107,901
Inventories	(15,274)	(37,255)
Deposits and other current assets	(479,956)	(45,022)
Accounts payable and other accrued expenses	350,547	154,249
Accrued compensation and related expenses	(330,878)	163,348
Accrued interest	(20,174)	36,430

Net cash used in operating activities	(4,336,049)	(2,835,293)

Cash Flows From Investing Activities:
Purchases of property and equipment	(713,993)	(67,851)

Net cash used in investing activities	(713,993)	(67,851)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants in public offering, net of offering costs	5,938,099	—
Proceeds from the issuance of preferred stock, net of offering costs	3,896,678	2,802,854
Proceeds from exercise of stock options and warrants	10,881	11,631
Proceeds from the issuance of notes payable	—	615,000
Repayment of notes payable	(741,377)	—
Repayment of convertible debentures	—	(50,000)
Repayment of related party notes payable	(212,000)	(72,000)

Net cash provided by financing activities	8,892,281	3,307,485

Net change in cash and cash equivalents	3,842,239	404,341
Cash and cash equivalents — beginning of period	1,405,186	369,581

Cash and cash equivalents — end of period	$5,247,425	$773,922

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs in connection with convertible preferred stock included in accounts payable	$—	$9,658

Issuance of common stock for accrued board of director compensation	$54,813	$—

Estimated relative fair value of warrants issued in connection with notes payable	$—	$312,680

Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$4,474,348	$2,961,723

Reclassification of shipper inventory to fixed assets	$32,074	$—

Fair value of common stock issued to consultant for future services included in other current assets	$75,075	$—

Conversion of convertible debentures payable and accrued interest into convertible preferred stock units	$—	$1,766,997

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended December 31, 2015 and 2014

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

Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. At December 31, 2015, we had an accumulated deficit of $109.4 million. During the nine months ended December 31, 2015, we used cash in operations of $4.3 million and had a net loss of $7.1 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization and expansion of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at December 31, 2015, together with the revenues generated from our services will be sufficient to sustain our planned operations into the second quarter of fiscal year 2017; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

The level of future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis and on acceptable terms or at all. Management’s inability to successfully achieve significant revenue increases or to complete any other financing will adversely impact our ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity instruments and conversion features.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, notes payable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at December 31, 2015 and March 31, 2015 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants commercial trade credit to customers under established terms and conditions within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers, who have not received credit approval. The Company’s ability to collect receivables is affected by customer circumstances, economic fluctuations in the respective geographic areas and the industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the respective accounts, which management believes is sufficient. Accounts receivable at December 31, 2015 and March 31, 2015 are net of reserves for doubtful accounts of $40,600 and $12,200, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The majority of the Company’s customers are in the biotechnology, pharmaceutical, animal health and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At December 31, 2015 and March 31, 2015, there was one customer that accounted for 10.4% and 14.6%, respectively, of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at December 31, 2015 and March 31, 2015.

The Company has revenue from foreign customers primarily in the Europe, Japan, Canada, India and Australia regions. During the nine months ended December 31, 2015 and 2014, the Company had revenues from foreign customers of approximately $631,400 and $418,800, respectively, which constituted approximately 14.6% and 15.3% of total revenues, respectively.

For the nine months ended December 31, 2015 and 2014, there was one customer that accounted for 14.5% and 25.0% of total revenues, respectively.

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

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued. During the nine months ended December 31, 2015, the Company wrote off patents aggregating $98,100 to research and development expense in the accompanying condensed consolidated statement of operations. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2015.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of December 31, 2015 and March 31, 2015, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at December 31, 2015 and March 31, 2015 and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the nine months ended December 31, 2015 and 2014. The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2015, the Company is no longer subject to U.S. federal examinations for years before 2011 and for California franchise and income tax examinations for years before 2010. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at December 31, 2015 and March 31, 2015 were zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the nine months ended December 31, 2015 and 2014.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed preferred stock dividends and cumulative preferred stock dividends, whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of December 31, 2015 and March 31, 2015, the Company had cumulative, undeclared, dividends that have not been accrued related to its preferred stock of $992,600 and $305,300, respectively. During the three and nine months ended December 31, 2015 and 2014, undeclared dividends totaling $239,400 and $687,300 and $95,300 and $194,900, respectively, were added to the net loss on the condensed consolidated statements of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the three and nine months ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
	2015	2014
Net loss	$(7,110,180)	$(5,089,781)
Add:
Preferred stock beneficial conversion charge	(4,474,348)	(2,961,723)
Undeclared cumulative preferred dividends	(687,267)	(194,901)

Net loss attributable to common stockholders	$(12,271,795)	$(8,246,405)

Weighted average shares issued and outstanding-basic and diluted	6,259,686	5,002,683

Basic and diluted net loss per share attributable to common stockholders	$(1.96)	$(1.65)

	Three Months Ended December 31,
	2015	2014
Net loss	$(2,760,453)	$(1,407,758)
Add:
Preferred stock beneficial conversion charge	—	(492,910)
Undeclared cumulative preferred dividends	(239,389)	(95,304)

Net loss attributable to common stockholders	$(2,999,842)	$(1,995,972)

Weighted average shares issued and outstanding-basic and diluted	7,225,006	5,004,821

Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.40)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Nine Months Ended December 31,
	2015	2014
Class A convertible preferred stock	1,136,875	1,107,220
Class B convertible preferred stock	1,336,428	—
Stock options	847,015	390,011
Warrants	615,790	395,857
	3,936,108	1,893,088

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2015 and March 31, 2015.

Foreign Currency Translation

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, “Revenue Recognition”. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date by one year for public entities and others. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The amendments in this update apply to inventory that is measured using first-in, first-out (FIFO) or average cost. They do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this update, there are no other substantive changes to the guidance on measurement of inventory. The amendments in this update more closely align the measurement of inventory in International Financial Reporting Standards (IFRS) and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently assessing the impact the adoption of ASU 2015-11 will have on our condensed consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with IFRS and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. Management is currently assessing the impact the adoption of ASU 2015-17 will have on our condensed consolidated financial statements.

Note 4. Related Party Transactions

As of December 31, 2015 and March 31, 2015, the Company had aggregate principal balances of $1.0 million and $1.3 million, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

In March 2015, we entered into definitive agreements relating to the exchange or amendment of the notes evidencing such working capital advances. Three of the notes issued to Patrick Mullins, M.D., Maryl Petreccia and Jeffrey Dell, M.D., which as of December 31, 2015 had outstanding principal balances of $448,200, $266,700 and $208,900, respectively, were amended and restated, and the holders received warrants to purchase 37,347, 22,224, and 17,412 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, and warrants to purchase 834, 417, and 417 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, to reimburse the three note holders for any fees or other expenses incurred in connection with this transaction. The notes, as amended and restated, require interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which is the earlier to occur of (i) March 1, 2016, (ii) the sale of all or substantially all of our assets, or (iii) the merger, consolidation or other similar reorganization of the Company or an affiliate of our Company with another entity. Under the terms of such notes, upon the closing of the public offering in July 2015 (see Note 7), the holder had the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per unit issued by the Company in such offering. The holders elected not to convert into such securities issued by the Company.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which as of December 31, 2015 had an outstanding principal balance of $35,800, requires interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which is March 1, 2016. Under the terms of such note, upon the closing of the public offering in July 2015 (see Note 7) the holder had the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per unit issued by the Company in such offering. The holder elected not to convert into such securities issued by the Company.

The conversion feature of the related-party notes payable at a 20% discount resulted in a BCF. The fair value of the BCF of $521,100 was recorded as a debt discount upon the resolution of the contingency and it was amortized to interest expense over the conversion term which ended on September 29, 2015.

The relative fair value of the related-party warrants of $280,400 was recorded as a debt discount and is being amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the convertible notes. During the nine months ended December 31, 2015 and 2014, the Company amortized $195,600 and $0, respectively, of the debt discount to interest expense for these convertible notes.

 Related-party interest expense under these notes was $43,400 and $23,600 for the nine months ended December 31, 2015 and 2014, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $0 and $4,600 as of December 31, 2015 and March 31, 2015, respectively.

One note issued to Marc Grossman, M.D., which as of December 31, 2015 had an outstanding principal balance of $86,500, as amended, now provides for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments will be due if no event of default occurs and if the Company (i) complies with its regular payment obligations, (ii) reimburses the payee for attorneys’ fees in connection with the negotiation of the note amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately pays all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 are paid in full before May 1, 2016, other than (Y) notes that are satisfied upon conversion into common stock, warrants or any other equity of the Company, or (Z) notes that have been paid in full before March 2, 2015. All principal and interest under the original note, as amended by the note amendment, will be due and shall be paid on May 1, 2016. The note requires monthly payments of $20,000, except for the month of June 2015, where the monthly payment was $72,000.

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

In connection with the issuance of the 7% Bridge Notes, the Company issued the note holders warrants to purchase 190,625 shares of common stock at an exercise price of $6.00 per share. The warrants were exercisable on May 31, 2015 and expire on November 30, 2021. The relative fair value of the warrants of $458,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the notes.  During the nine months ended December 31, 2015, the Company amortized $221,400 of the debt discount to interest expense for these notes.

The Company did not pay any discounts or commissions with respect to the issuance of the 7% Bridge Notes or the warrants.

Note 6. Commitments and Contingencies

Facility and Equipment Leases

On October 21, 2015, we entered into a new operating lease for 27,600 square foot corporate, research and development, and warehouse facility in Irvine, California under an operating lease which commences on the substantial completion of the improvements thereon which we expect to be completed in February 2016 and expires seven years after such date, subject to our option to extend the lease for two additional five-year periods. The initial base rent will be approximately $24,700 per month. This lease agreement contains certain scheduled annual rent increases which will be accounted for on a straight-line basis. We also lease certain office equipment which expires in March 2018.

Employment Agreements

We have entered into employment agreements with certain of our officers under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

Consulting and Engineering Services

On September 16, 2015, the Company entered into the Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and between KLATU Networks, LLC (“KLATU”) and the Company. Pursuant to the Purchase and Sale Agreement, the Company purchased from KLATU certain intellectual property and intellectual property rights related to the Company’s CryoportalTM logistics management platform (the “Developed Technology”), which KLATU previously developed for and licensed to the Company pursuant to the Master Consulting and Engineering Services Agreement, by and between KLATU and the Company, dated October 9, 2007 (as amended, the “Master Consulting and Engineering Services Agreement”). As full compensation for the sale and assignment of the Developed Technology from KLATU to the Company, the Company paid KLATU an aggregate amount of $400,000 in two equal installments of $200,000.

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

Consulting fees for services provided by KLATU were $75,000 and $95,600 for the three months ended December 31, 2015 and 2014, respectively, and $215,500 and $257,500 for the nine months ended December 31, 2015 and 2014, respectively.

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

Note 7. Stockholders’ Equity

Authorized Stock

The Company has 50,000,000 authorized shares of common stock with a par value of $0.001 per share which were increased in November 2015 upon approval from our stockholders from 20,833,333 authorized shares. In September 2011, our stockholders approved an amendment to the Amended and Restated Articles of Incorporation to authorize a class of undesignated or “blank check” preferred stock, consisting of 2,500,000 shares at $0.001 par value per share. Shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions to be fixed by the Board of Directors. In May 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 800,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class A Convertible Preferred Stock. In February 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 400,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class B Convertible Preferred Stock. In April 2015, the Company filed with the Secretary of State of the State of Nevada an Amendment to the Certificate of Designation to increase the number shares of Class B Convertible Preferred Stock from 400,000 shares to 585,000 shares.

On October 1, 2015, the Company issued 55,000 shares of common stock with a fair value of $150,200 to a consultant for investor relation services under a consulting agreement that expires on April 1, 2016. At December 31, 2015, $75,100 is included in other current assets in the accompanying condensed consolidated balance sheet.

Class A Convertible Preferred Stock

In May 2014, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class A Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class A Investors. As of December 31, 2015 and March 31, 2015, 454,750 shares of Class A Convertible Preferred Stock and 303,167 of the related warrants were outstanding for Class A Investors and 106,432 warrants were outstanding for Emergent Financial, Inc. (“Emergent”) in connection with the Class A Convertible Preferred Stock offering and the 5% Bridge Note conversions.

No dividends have been declared as of December 31, 2015; however, a cumulative preferred stock dividend of $630,400 and $301,500 is included in the liquidation preference at December 31, 2015 and March 31, 2015, respectively.

Class B Convertible Preferred Stock

In February 2015, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class B Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class B Investors. During the nine months ended December 31, 2015, aggregate gross cash proceeds of $4.5 million (approximately $3.9 million after offering costs) were collected in exchange for the issuance of 372,862 shares of our Class B Convertible Preferred Stock, and warrants, which were immediately exercisable and may be exercised at any time on or before May 31, 2020, to purchase up to a total of 248,575 shares of our common stock at an exercise price of $6.00 per share. The shares and warrants were issued as a unit consisting of (i) one share of Class B Convertible Preferred Stock and (ii) one warrant to purchase 0.67 shares of the Company’s common stock.

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $4.5 million during the nine months ended December 31, 2015. The amount of $4.5 million was accreted to accumulated deficit and additional paid-in capital during the nine months ended December 31, 2015.

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

As of December 31, 2015 and March 31, 2015, 534,571 and 161,709 shares, respectively, of Class B Convertible Preferred Stock, and 356,381 and 107,806, respectively, of the related warrants were outstanding for Class B Investors and 130,914 and 38,115 warrants, respectively, were outstanding for Emergent in connection with the Class B Convertible Preferred Stock offering.

No dividends have been declared as of December 31, 2015; however, a cumulative preferred stock dividend of $362,200 and $3,800 is included in the liquidation preference at December 31, 2015 and March 31, 2015, respectively.

Emergent received total cash consideration of $1.3 million and was issued warrants to purchase 237,345 shares of common stock with respect to the gross proceeds the Company received from the Class A and Class B offerings.

All shares of Class A and Class B Convertible Preferred Stock were converted to units of common stock in January 2016 (See Note 9).

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

In connection with this offering, the Company issued to Aegis Capital Corp. (“Aegis”), the underwriters’ representative in the offering, a warrant to purchase up to 80,000 shares of the Company’s common stock and Aegis received a total cash consideration, including the reimbursement of public offering-related expenses, of $0.6 million. If such warrant is exercised, each share of common stock may be purchased at $4.47 per share (137.5% of the price of the units sold in the offering), commencing on July 23, 2016 and expiring July 23, 2020.

In connection with this offering, the Company incurred $266,100 in offering costs that have been offset against the proceeds from this offering.

Common Stock Reserved for Future Issuance

As of December 31, 2015, approximately 13.9 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Class A and B convertible preferred stock converted to common stock	2,473,303
Exercise of stock options	4,002,899
Exercise of warrants	7,444,736
Total shares of common stock reserved for future issuances	13,920,938

Note 8. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2015	5,475,806	7.20
Issued	2,512,179	3.93
Exercised	(49,339)	2.40
Forfeited	—	—
Expired	(493,910)	9.33

Outstanding — December 31, 2015	7,444,736	$5.96	2.9	$-

Vested (exercisable) — December 31, 2015	7,444,736	$5.96	2.9	$-

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on December 31, 2015, which was $2.02 per share.

The fair value of each warrant issued was estimated on the date of issuance using Black-Scholes with the following assumptions:

Expected life (years)	5.0 – 5.2
Risk-free interest rate	1.33% – 1.73%
Volatility	98.6% – 121.3%
Dividend yield	0%

Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan” and, collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of December 31, 2015, the Company had 3,091,600 shares available for future awards under the 2015 Plan.

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

We granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following assumptions:

Expected life (years)	5.2 to 6.4
Risk-free interest rate	1.7% to 1.9%
Volatility	115.9% to 122.3%
Dividend yield	0%

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2015	1,793,745	$4.56
Granted (weighted-average fair value of $2.94 per share)	2,394,868	4.02
Exercised	(4,601)	2.47
Forfeited	(181,113)	4.33

Outstanding — December 31, 2015	4,002,899	$4.23	8.7	$—

Vested (exercisable) — December 31, 2015	1,144,928	$4.57	7.3	$—

Unvested (unexercisable) — December 31, 2015	2,857,971	$4.10	3.2	$—

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2015, which was $2.02 per share.

As of December 31, 2015, there was unrecognized compensation expense of $8.8 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.2 years.

Note 9. Subsequent Events

Preferred Stock Conversion

On January 30, 2016 (the “Mandatory Exchange Time”), the Company caused the mandatory exchange (the “Mandatory Exchange”) of all its outstanding Class A Convertible Preferred Stock and Class B Convertible Preferred Stock (together, the “Preferred Stock”), consisting of 454,750 shares of Class A Convertible Preferred Stock and 534,571 shares of Class B Convertible Preferred Stock, into (i) an aggregate of 4,977,038 shares (the “Shares”) of common stock, $0.001 par value per share (the “Common Stock”), of the Company and (ii) an aggregate of 4,977,038  warrants, each warrant representing the right to purchase one share of Common Stock (the “Warrants” and together with the Shares, the “Securities”).

The Mandatory Exchange was effected in accordance with the terms and conditions of the Company’s Amended and Restated Certificate of Designation of Class A Convertible Preferred Stock and the Company’s Amended and Restated Certificate of Designation of Class B Convertible Preferred Stock (together, as amended to date, the “Certificates of Designation”).  In accordance with each of the Certificates of Designation, a mandatory exchange of the Preferred Stock is triggered upon a Qualified Offering (as defined in the Certificates of Designation).  The Mandatory Exchange occurs on the day that is six months and one day after the closing of such Qualified Offering.  On July 29, 2015, the Company completed its public offering of 2,090,750 units (consisting of one share of Common Stock and one Warrant) at the public offering price of $3.25 per unit, which constituted a Qualified Offering (see Note 7).  As a result, all outstanding shares of Preferred Stock were automatically exchanged at the Mandatory Exchange Time for such units sold in the Qualified Offering (consisting of one share of Common Stock and one Warrant) at an exchange rate determined by:

1)   multiplying the number of shares of Preferred Stock to be exchanged by the Class A Original Issue Price or Class B Original Issue Price (as defined in the Certificates of Designation), or $12.00 per share;

2)   adding to the result all dividends then accrued but unpaid on such shares of Preferred Stock to be exchanged of $1,068,100; then

3)   dividing the result by $2.60 (which is eighty percent (80%) of the price per unit issued in the Qualified Offering).

The issuance of the Securities in connection with the Mandatory Exchange was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of December 31, 2015 (unaudited) and the consolidated balance sheet as of March 31, 2015 (audited) and the related unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2015 and 2014, and cash flows for the nine months ended December 31, 2015 and 2014 and the related notes thereto (see Part 1, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company as of March 31, 2015 and 2014 and for the years then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are cost-effective and reusable cryogenic transport shippers (our standard shipper is a patented vacuum flask) utilizing an innovative application of “dry vapor” liquid nitrogen technology. Cryoport Express® Shippers are International Air Transport Association certified and validated to maintain stable temperatures of minus 150° Celsius and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and the Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging as well (e.g., vials, canes, straws, plates, etc.).

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

FedEx. In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (the “FedEx Agreement”) renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and was amended in December 2015 to extend the initial term for an additional three years, expiring on December 31, 2018. FedEx has the right to terminate this agreement at any time for convenience upon 180 days’ notice.

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

DHL. In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). This relationship with DHL is a further implementation of the Company’s expansion of distribution partnerships under the “powered by CryoportSM” model described above, allowing us to expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings. DHL enhanced its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL’s network offers Cryoport’s cryogenic solutions under the DHL brands as “powered by CryoportSM”. In addition, DHL’s customers will be able to have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

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

Recent Developments

The Board of Directors authorized the 1-for-12 reverse stock split that became effective on May 19, 2015. All prior periods presented in this Report have been adjusted to reflect the twelve to one reverse stock split. Financial information updated by this capital change includes earnings per common share, dividends per common share, stock price per common share, weighted average common shares, outstanding common shares, treasury shares, common stock, and additional paid-in capital.

On July 29, 2015, the Company completed the sale of common stock and warrants (the “Units”) under a registered public offering. The gross proceeds to Cryoport from the offering, including the partial exercise of the over-allotment option, were approximately $6.8 million, before underwriting discounts and commissions and other offering expenses (approximately $5.9 after underwriting discounts, commissions and other expenses).

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

On September 16, 2015, the Company entered into the Purchase and Sale Agreement by and between KLATU Networks, LLC (“KLATU”) and the Company. Pursuant to the Purchase and Sale Agreement, the Company purchased from KLATU certain intellectual property and intellectual property rights related to the Company’s CryoportalTM logistics management platform, which KLATU previously developed for and licensed to the Company pursuant to the Master Consulting and Engineering Services Agreement, by and between KLATU and the Company, dated October 9, 2007. As full compensation for the sale and assignment of the Developed Technology from KLATU to the Company, the Company paid KLATU an aggregate amount of $400,000.

In November 2015, the shareholders approved an increase in the authorized number of shares from 20,833,333 shares to 50,000,000 shares.

On January 30, 2016, the Company caused the mandatory exchange of all its outstanding Class A Convertible Preferred Stock and Class B Convertible Preferred Stock consisting of 454,750 shares of Class A Convertible Preferred Stock and 534,571 shares of Class B Convertible Preferred Stock, into (i) an aggregate of 4,977,038 shares of common stock, $0.001 par value per share, of the Company and (ii) an aggregate of 4,977,038  warrants, each warrant representing the right to purchase one share of Common Stock.

Results of Operations

Three months ended December 31, 2015 compared to three months ended December 31, 2014:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
	($ in 000’s)

Revenues	$1,458	$975	$483	49.6%
Cost of revenues	(1,074)	(740)	(334)	45.0%

Gross margin	384	235	149	63.8%
Selling, general and administrative	(2,835)	(1,493)	(1,342)	89.9%
Research and development	(228)	(99)	(129)	129.9%
Interest expense	(80)	(49)	(31)	64.5%
Other expense, net	(1)	(2)	1	(29.3)%

Net loss	$(2,760)	$(1,408)	$(1,352)	96.1%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, reproductive medicine and animal health. Revenues increased $483,400 or 49.6% to $1.5 million for the three months ended December 31, 2015, as compared to $975,200 for the three months ended December 31, 2014. This increase is primarily driven by an overall increase in the number of customers utilizing our services compared to the prior year. Revenues in the biopharma market, which includes biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations and research institutions grew by 80.0% compared to the prior year quarter. During the quarter we started supporting 8 additional new clinical trials and are now supporting 59 clinical trials in aggregate. Revenues in the reproductive medicine market increased by 35.9% over the prior year to $306,300 for the three months ended December 31, 2015, led by a 53.3% increase in the U.S. market, which was partially offset by a slower revenue ramp of 20.3% internationally. While revenue in the reproductive medicine market continues to be driven by our targeted sales and marketing campaigns and an increased awareness of our cryogenic logistics solutions in this market, our international revenue was impacted by the closure of reproductive tourism in three countries during the quarter. Our revenues from the animal health market were $176,500 for the three months ended December 31, 2015, representing a 15.1% decrease over the same period in the prior year as a result of a temporary reduction in production volume from one of our clients.

Gross margin and cost of revenues. Gross margin for the three months ended December 31, 2015 was 26.3% of revenues, as compared to 24.1% of revenues for the three months ended December 31, 2014. The increase in gross margin is primarily due to the increase in revenues combined with a reduction in freight charges as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the three months ended December 31, 2015 was 73.7% of revenues, as compared to 75.9% of revenues for the three months ended December 31, 2014. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses for our operations center in California, third-party charges for our European and Asian operations centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments and inventory transfers between operations centers, freight pricing increases and the expansion of the shipping team in anticipation of increased shipping volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.3 million for the three months ended December 31, 2015 or 89.9% as compared to the three months ended December 31, 2014. This increase is primarily due to equity-based compensation charges, salaries and associated employee costs, including recruiting fees, incurred to expand our sales force, the engagement of a marketing firm, increased attendance at trade shows and public company related expenses, including legal fees and costs to trade on the NASDAQ Capital Markets exchange.

Research and development expenses. Research and development expenses increased $128,700 or 129.9% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The increase is primarily due to a write off of previously capitalized costs in the amount of $98,100 resulting from the abandonment of a method of shipment patent application and the salary and associated employee costs related to the addition of a research and development engineer. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. These efforts are expected to lead to the introduction of additional shipper designs to meet market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods. In addition, research and development effort has been directed towards developing an advanced condition monitoring system, Smart Pak II, which is currently in beta testing and is scheduled to be launched during the first quarter of fiscal year 2017.

Interest expense. Interest expense increased $31,300 for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Interest expense for the three months ended December 31, 2015 included amortization of the debt discount on the related-party notes payable of $65,400 and the related interest expense of $14,500. Interest expense for the three months ended December 31, 2014 included accrued interest on our related-party notes payable of $7,500, amortization of the debt discount on the 7% Bridge Notes of $38,100 and related interest expense of $3,000.

Other expense, net. The other expense, net for the three months ended December 31, 2015 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Nine months ended December 31, 2015 compared to nine months ended December 31, 2014:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Nine months Ended December 31,
	2015	2014	$ Change	% Change
	($ in 000’s)

Revenues	$4,327	$2,737	$1,590	58.1%
Cost of revenues	(3,018)	(1,938)	(1,080)	55.7%

Gross margin	1,309	799	510	63.8%
Selling, general and administrative	(7,020)	(4,431)	(2,589)	58.4%
Research and development	(406)	(268)	(138)	51.7%
Interest expense	(984)	(1,185)	201	(16.9)%
Other income (expense), net	(5)	(3)	(2)	77.8%
Provision for income taxes	(4)	(2)	(2)	126.6%

Net loss	$(7,110)	$(5,090)	$(2,020)	39.7%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, reproductive medicine and animal health. Revenues increased $1.6 million or 58.1% to $4.3 million for the nine months ended December 31, 2015, as compared to $2.7 million for the nine months ended December 31, 2014. This increase is primarily driven by an overall increase in the number of customers utilizing our services compared to the prior year. Revenues in the biopharma market, which includes biotech and diagnostic companies, pharmaceutical companies, central laboratories, contract research organizations and research institutions grew by 91.3% compared to the prior year period and we are now supporting 59 clinical trials, of which ten are in phase III of their respective clinical trials. Revenues in the reproductive medicine market increased by 58.4% over the prior year to $997,800 for the nine months ended December 31, 2015. While revenue in the reproductive medicine market continues to be driven by our targeted sales and marketing campaigns and an increased awareness of our cryogenic logistics solutions in this market, our international revenue was impacted by the closure of reproductive tourism in three countries during our third fiscal quarter. driven by continued success of our targeted sales and marketing campaigns and an increased awareness of our cryogenic logistics solutions in this market. Our revenues from the animal health market were $656,400 for the nine months ended December 31, 2015, representing a 7.6% decrease over the same period in the prior year as a result of a temporary reduction in production volume from one of our clients.

Gross margin and cost of revenues. Gross margin for the nine months ended December 31, 2015 was 30.2% of revenues, as compared to 29.2% of revenues for the nine months ended December 31, 2014. Cost of revenues for the nine months ended December 31, 2015 was 69.8% of revenues, as compared to 70.8% of revenues for the nine months ended December 31, 2014. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses for our operations center in California, third-party charges for our European and Asian operations centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments and inventory transfers between operations centers, freight pricing increases and the expansion of the shipping team in anticipation of increased shipping volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.6 million for the nine months ended December 31, 2015 or 58.4% as compared to the nine months ended December 31, 2014. This increase is primarily due to equity-based compensation charges, salaries and associated employee costs incurred to expand our sales force, the engagement of a marketing firm, increased attendance at trade shows, public company related expenses, including legal fees and costs to trade on the NASDAQ Capital Market exchange and travel expenses associated with the public equity offering completed in July 2015.

Research and development expenses. Research and development expenses increased $138,200 or 51.7% for the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. The increase is primarily due to a write off of previously capitalized costs in the amount of $98,100 resulting from the abandonment of method of shipment patent application and the salary and associated employee costs related to the addition of a research and development engineer. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. We use an outside software development company and other third parties to provide some of these services. These efforts are expected to lead to the introduction of additional shipper designs to meet market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods. In addition, research and development effort has been directed towards developing an advanced condition monitoring system, Smart Pak II, which is currently in beta testing and is scheduled to be launched during the first quarter of fiscal year 2017.

Interest expense. Interest expense decreased $200,600 for the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. Interest expense for the nine months ended December 31, 2015 included amortization of the debt discount on the related-party notes payable of $195,600, the related interest expense of $43,400, the amortization of the debt discount on the notes payable of $221,400, related interest expense of $3,300 as well as the fair value of the beneficial conversion feature of the related-party notes payable of $521,100. Interest expense for the nine months ended December 31, 2014 included amortization of the debt discount and deferred financing fees of approximately $1.1 million, of which $826,900 related to the fair value of the beneficial conversion feature of the 5% Bridge Notes that was triggered by the convertible preferred stock offering, interest expense on our 5% Bridge Notes of approximately $10,600 and accrued interest on our related party notes payable of approximately $23,600, amortization of the debt discount on the 7% Bridge Notes of $38,100 and related interest expense of $3,000.

Other expense, net. The other expense, net for the nine months ended December 31, 2015 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Liquidity and Capital Resources

As of December 31, 2015, the Company had cash and cash equivalents of $5.2 million and working capital of $3.7 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the nine months ended December 31, 2015, we used $4.3 million of cash for operations primarily as a result of the net loss of $7.1 million offset by non-cash expenses of $3.3 million primarily comprised of amortization of debt discounts, stock-based compensation expense, depreciation and amortization and loss on the write-off of patents. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $63,100 due to increased revenues, increase in other current assets for prepaid amounts of $116,600 and an increase in deposits and other assets of $363,400 related to security deposits for the new facility lease in Irvine.

Net cash used in investing activities of $714,000 during the nine months ended December 31, 2015 was primarily due to the purchase from KLATU of certain intellectual property and intellectual property rights related to the Company’s CryoportalTM logistics management platform, which KLATU previously developed for and licensed to the Company. In addition, we purchased additional liquid nitrogen dry vapor shippers and data loggers for our condition monitoring system aggregating $310,000.

Net cash provided by financing activities totaled $8.9 million during the nine months ended December 31, 2015, and resulted from net proceeds from the public equity offering of $5.9 million, issuance of convertible preferred stock of $3.9 million and proceeds from the exercise of stock options and warrants of $10,900, partially offset by the repayment of notes payable of $741,400 and the repayment of related-party notes payable of $212,000.

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

As discussed in Note 2 of the accompanying condensed financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company will need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Management is currently working on such funding alternatives in order to secure sufficient operating capital through the end of fiscal year 2017. In addition, management will continue to review its operations for efficiencies to extend the time the Company can operate with its current cash on hand and to utilize third parties for services such as its international recycling and refurbishment centers to provide for greater flexibility in aligning operational expenses with the changes in sales volumes. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources; however, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Index

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 26, 2015.

3.3	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.4	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.5	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015. Incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

3.6	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.8.

3.7	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Cryoport’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.9.

3.8	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.9	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.10	Amendment to Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 23, 2015.

3.11	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 8, 2016.

3.12	2015 Omnibus Equity Incentive Plan. Incorporated by reference to Registrant’s Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders held on October 28, 2015, as filed with the Commission on October 1 2015, as amended.

10.1	Standard Industrial/Commercial Multi-Tenant Lease – Net dated for reference purposes only October 2, 2015 between the Cryoport Systems, Inc. and Daimler Opportunity, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.2	Guaranty between the Company and Daimler Opportunity, LLC dated as of October 2, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 21, 2015.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: February 11, 2016

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: February 11, 2016

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

