Form 10-K
period 2016-03-31
Cryoport, Inc.
filed 2016-06-28
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34632

CRYOPORT, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0313393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17305 Daimler St.

Irvine, CA 92614

(Address of principal executive offices)

(949) 470-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2015 was $23,081,331(1) based on the closing sale price of such common equity on such date.

As of June 13, 2016 there were 14,271,910 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Excludes 2,609,861 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding as of September 30, 2015.

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

PART 1

Item 1. Business

Overview

We provide cryogenic logistics solutions to the life sciences industry through a combination of proprietary packaging, information technology and specialized cold chain logistics knowhow. We view our solutions as disruptive to the “older technologies” of dry ice and liquid nitrogen, in that our solutions are comprehensive and combine our competencies in configurations that are customized to our client’s requirements. We provide comprehensive, reliable, economic alternatives to all existing logistics solutions and services utilized for frozen shipping in the life sciences industry (e.g., personalized medicine, cell therapies, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to cryogenic or frozen temperatures). As part of our services we provide the ability to monitor, record and archive crucial information for each shipment that can be used for scientific and regulatory purposes.

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are cost-effective and reusable cryogenic transport containers (our standard shipper is a patented vacuum flask) utilizing an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° C and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and the recently introduced Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging (e.g., vials, canes, straws and plates).

Our most used solution is the “turnkey” solution, which can be accessed directly through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed and cleared, we ship a fully charged Cryoport Express® Shipper to the client who conveniently loads its frozen commodity into the inner chamber of the Cryoport Express® Shipper. The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address (“Flap A”) for pre-arranged carrier pick up. Cryoport arranges for the pick-up of the parcel by a shipping service provider, which is designated by the client or chosen by Cryoport, for delivery to the client’s intended recipient. The recipient simply opens the shipper package and removes the frozen commodity that has been shipped. The recipient then reseals the package, displaying the nearest Cryoport Staging Center address, making it ready for pre-arranged carrier pick-up. When the Cryoport Staging Center receives the Cryoport Express® Shipper, it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

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

Cryoport is continuously expanding its solutions offerings in response to its customers’ needs.

In April 2016, Cryoport launched its Temperature Controlled Logistics Consulting Division to assist life sciences companies in developing strategies for global cold chain logistics management and contingency options to protect their valuable, and often irreplaceable, biological commodities. The launch of Cryoport’s Temperature Controlled Logistics Consulting Division addresses the demand created by the worldwide advances in cellular based therapies, including immunotherapies, stem cells and CAR T-cells. Cell-based immunotherapies are causing broad shifts and challenges for the life sciences industry, including how to obtain, properly store and transport the growing number of new, individualized, temperature sensitive therapies. Improper temperature maintenance or temperature excursions during any portion of a logistics cycle can adversely affect the viability of these biologically based commodities. Consequently, strategic, global logistics planning for cryogenic cold chain solutions has taken on a strategic importance to the life sciences industry and a rapidly growing demand for consulting expertise

In June 2016, Cryoport further broadened its capabilities and solutions offerings beyond cryogenic logistics and transportation services to include temperature-controlled storage solutions that include cGMP compliant biorepositories at controlled temperatures and climatized systems. Cryoport Biostorage services feature extensive management and monitoring, including controlled access to commodities, periodic temperature and activity reports, as well as 21 CFR, Part II compliant monitoring with 24/7/365 alarm response.

Also in June 2016, Cryoport announced a new Laboratory Relocation Service, for transport of complete laboratories. The Laboratory Relocation Service manages the safe, secure and proper transportation of materials that are stored in labs as well as lab equipment and instruments. Relocation projects can range in size from the relocation of a fully equipped lab to the move of a single freezer.

Competitive Advantages

With our first-to-market cryogenic logistics solutions for the life sciences industry, we have established a unique lead over potential competitors. Furthermore, we are not aware of a company that offers comparable solutions and has the same capabilities Cryoport has as a global provider of advanced, validated cryogenic logistics solutions. As a solutions company working with our tools in packaging, information technology, and cryogenic logistics, we address our growing $2.0 billion cryogenic logistics market in innovative and creative ways.

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

Having been validated and qualified as a solutions provider for hundreds of life sciences companies and institutions, Cryoport has logged over 30,000 shipments to over 100 countries with hundreds of life sciences materials. Once life sciences companies start utilizing our advance cryogenic logistics solutions, we experience minimal client attrition.

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

Strategic Logistics Alliances

We have sought to establish strategic alliances as a long-term method of marketing our solutions providing minus 150° Celsius shipping condition to the life sciences industry. We have focused our efforts on leading companies in the logistics services industry as well as participants in the life sciences industry. In connection with our alliances with providers of shipping services, we refer to their offerings as “powered by CryoportSM” to reflect our solutions being integrated into our alliance partner’s services.

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

Under our FedEx Agreement, we provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. As part of the solution, Cryoport has developed a FedEx branded version of the CryoportalTM software platform, which is “powered by CryoportSM” for use by FedEx and its customers, giving them access to the full capabilities of our cloud-based logistics management software platform.

DHL. In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). DHL has enhanced its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL offers Cryoport’s cryogenic solutions through its worldwide Thermonet network of Certified Life Sciences Stations under the DHL brands as “powered by CryoportSM”. In addition, DHL’s customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

UPS. In October 2014, we added United Parcel Services, Inc. (“UPS”) as our third major distributor by entering into an agreement with UPS Oasis Supply Corporation, a part of UPS, whereby UPS offers our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. Over the course of rolling out our new relationship with UPS, UPS customers will have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and gain access to UPS’s broad array of domestic and international shipping and logistics solutions at competitive prices. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with UPS’s tracking and billing systems to provide UPS life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

Worthington Industries. In April 2016, we signed a strategic partnership with Worthington Industries, a maker of cryogenic storage vessels and equipment. Through this partnership, Worthington’s CryoScience by Taylor Wharton business will design and manufacture biostorage and logistics equipment for use in Cryoport’s life sciences cryogenic logistics solutions. With the added competencies Worthington’s CryoScience by Taylor Wharton brings to Cryoport, we can concentrate on further advancing and expanding our cold chain solutions to meet the growing and varied demands for validated cryogenic logistics solutions in the life sciences market. Working in tandem with Worthington allows Cryoport to meet the demands of a more diverse clientele through a broader offering, which in turn increases our revenue opportunity as well as provides us the opportunity to rapidly scale to support our clients commercialization activities.

Pacific Bio-Material Management. Through a strategic partnership with Pacific Bio-Material Management, Inc. ("PBMMI") entered into in May 2016, Cryoport now offers storage solutions that include cGMP compliant biorepositories at controlled temperatures and climatized systems with effective redundancies such as back-up freezers and power. Cryoport Biostorage services features extensive management and monitoring, including controlled access to commodities, periodic temperature and activity reports, as well as 21 CFR, Part 11 compliant monitoring with 24/7/365 alarm response.

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

In summary, we serve the life sciences industry with cryogenic logistics solutions that are advanced, comprehensive, reliable, validated, and efficient. Our clients include those companies and institutions that have logistics requirements for personalized medicine, immunotherapies, stem cells, cell lines, tissue, vaccines, in-vitro fertilization, cord blood and other temperature sensitive commodities of life sciences.

Corporate History and Structure

We are a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 200,901 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains the operating company under Cryoport, Inc. Our principal executive offices are located at 17305 Daimler Street, Irvine, CA 92614. The telephone number of our principal executive offices is (949) 470-2300, and our main corporate website is www.cryoport.com. The information on, or that can be accessed through our website is not part of this prospectus.

The Company became public by a reverse merger with a shell company in May 2005. Over time the Company has transitioned from being a development company to a fully operational public company, providing cold chain logistics solutions to the life sciences industry globally.

Cryoport Express® Solutions

Our Cryoport Express® Solutions are currently made up primarily of the Cryoportal™ software platform, Cryoport Express® Shippers, Cryoport Express® SmartPak condition monitoring systems and our life sciences cold chain logistics expertise. Cryoport Express® Solutions are focused on improving the reliability of frozen shipping while reducing our clients’ overall operating costs. This is accomplished by providing complete end-to-end solutions for the transport and monitoring of frozen or cryogenically preserved biological or other materials shipped primarily through distribution partners, such as FedEx, UPS, and DHL, and specialty couriers.

The information technology is centered on a cryogenic logistics operating platform called the Cryoportal™. The Cryoportal™ is a cloud-based cryogenic logistics operating platform. Among its functions, the Cryoportal™ programmatically assists in the management of all aspects of the logistics operations beginning with order entry and continuing to monitor, log data, track shipments and store vital information. The Cryoportal™ is capable of producing a variety of Cryoport Express® Analytics which report shipment performance metrics and evaluates temperature-monitoring and other data collected by the Cryoport Express® SmartPak during shipment.

Cryoport Express® Solutions are focused on improving the reliability of cryogenic logistics while reducing our clients’ overall operating costs. This is accomplished by providing tailored and complete end-to-end solutions for cryogenic logistics requirements including management, transport, monitoring and data collection regarding frozen/cryogenically preserved biological commodities or pharmaceutical materials shipped primarily though integrators and Cryoport’s logistics network which includes specialty couriers, brokers and other intermediaries. Certain of the intellectual property underlying our Cryoport Express® Solutions, other than that related to the Cryoport Express® Shippers, have been, and continue to be, developed under a contract with an outside software development company, with the underlying technology licensed to Cryoport for exclusive use in our field of use.

Cryoportal™

The Cryoportal™ is used by Cryoport, our clients and business partners to automate the entry of orders, prepare customs documentation and to facilitate status and location monitoring of shipped orders while in transit. It is used by Cryoport to assist in managing logistics operations and to reduce administrative costs typically provisioned through manual labor relating to order-entry, order processing, preparation of shipping documents and back-office accounting. It is also used to support the high level of customer service expected by the industry. Certain features of the Cryoportal™ reduce operating costs and facilitate the scaling of Cryoport’s business, but more importantly they offer significant value to the customer in terms of cost avoidance and risk mitigation. Examples of these features include automation of order entry, development of Key Performance Indicators (“KPI’s”) to support our efforts for continuous process improvements in our business, and programmatic exception monitoring to detect and sometimes anticipate delays in the shipping process, often before the customer or the shipping company becomes aware of them.

The Cryoportal™ also serves as the communications center for the management, collection and analysis of SmartPak data collected from SmartPak condition monitoring system in the field. Data is converted into pre-designed reports containing valuable and often actionable information that becomes the quality control standard or “pedigree” of the shipment. This information can be utilized by Cryoport to provide valuable feedback to our clients relating to their shipments.

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

The Cryoportal™ was developed for time- and temperature-sensitive shipments that are required to be maintained at specific temperatures, such as ambient (between 20° and 25° Celsius), chilled (between 2° and 8° Celsius) or frozen (minus 10° Celsius or less all the way down to cryogenic temperatures (minus 150°C) to ensure that the shipped specimen is not subject to degradation or out of its designated “safe” range. While our current focus is on cryogenic logistics within the life sciences industry using the logistics solutions described herein, the use of the Cryoportal™ can and may be extended into other temperature ranges of the cold chain.

To our knowledge, the Cryoportal™ software platform is unique to cold chain logistics in the life sciences industry. It is robust and has considerable capabilities. We frequently are complimented about the Cryoportal™ and our strategic alliance partners chose to license the Cryoportal™ rather than attempt to duplicate its features in their logistics management software. We have engineered in a way that gives us the ability to offer the “powered by CryoportSM” strategy to our strategic alliance partners.

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

Cryoport Express® High Volume Shippers

The Cryoport Express® High Volume Shipper also uses a dry vapor liquid nitrogen (LN2) technology to maintain minus 150°C temperatures with a dynamic shipping endurance of 10 days. The Cryoport Express® High Volume Shipper is based on the same dry vapor technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The high volume dry shipper is reusable and recyclable, making it a highly sustainable and cost effective method of transporting life science materials. The Cryoport Express® High Volume Shipper has a storage capacity of up to 500 2.0 ml vials.

Cryoport Express® CXVC1 Shippers

The Cryoport Express® CXVC1 Shipper is our largest shipper and can be used either as a dry vapor shipper or a liquid shipper. It is designed to focus on vaccine ampoules or cryovial shipments in canisters. In the case of dry vapor liquid nitrogen (LN2), it maintains minus 150°C temperatures with a dynamic shipping endurance of 20 days. In the case of liquid nitrogen (LN2), it maintains minus 150°C temperatures with a shipping endurance of 72 days. The Cryoport Express® CXVC1 Shipper, in dry vapor form, is based on the same technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The Cryoport Express® CXVC1 Shipper, in liquid form, is a ‘wet’ dewar with all the characteristics attendant to a wet dewar and with a holding time of 72 days. The Cryoport Express® CXVC1 Shipper is reusable and recyclable, making it a highly sustainable and cost effective method of transporting life science materials. As a point of reference, the Cryoport Express® CXVC1 Shipper has a storage capacity of up to 1,500 0.2 ml vials.

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

The Cryoport Express® SmartPak Condition Monitoring System

Condition monitoring is a high-value feature from our client’s perspective as it is an effective and reliable method to determine that the shipment materials were not damaged and did not experience degradation during shipment due to temperature fluctuations. Our current standard SmartPak System consists of a self-contained automated data logger and thermocouple capable of recording cryogenic temperatures of samples shipped in our Cryoport Express® Shippers. The data-logging temperature probe is positioned within the shipper to record the most accurate reading. The resultant temperature mapping includes both the temperature inside the chamber (which is closest to the actual biomaterial) and the external temperature. This reading, combined with the mapping of shipment check-in points, can provide a holistic view of the complete shipping process.

We recently developed the SmartPak II™ Condition Monitoring System, which is currently in beta testing and is scheduled to be launched during the second quarter of fiscal year 2017. The SmartPak II™ Condition Monitoring System tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the material to its intended destination. This includes real-time tracking using GPS, cellular and Wi-Fi triangulation, monitoring of internal and external temperatures, pressure, shock, orientation of the shipper, as well as light, as a measure of security breaches, compromised packaging or shipper openings during transit. This advanced condition monitoring system is engineered to work in tandem with Cryoport's logistics management platform, the Cryoportal™, enabling predictive and proactive monitoring of materials shipped. At the client’s election, shipments can have a full chain-of-custody and chain-of- condition with data monitoring, analysis, archival storage available for every shipment.

Chain-of-Condition

Chain-of-Condition information is essential for many life sciences materials. Monitoring starts with our custom-built condition monitoring systems (the Cryoport Express® SmartPak I and II). The Cryoport Express® SmartPak provides data on the condition of the shipper and material shipped, which is critical for temperature-sensitive biologics. The Cryoportal™ acts as the data repository for all shipment and condition information, which the customer can access through the Internet. Chain–of-condition service provided via Cryoport Express® SmartPak Condition Monitoring Systems is available at the client’s election.

Chain-of-Custody

When overlaid with the carrier check-ins, the data monitor and analysis also provides a chain-of-custody. The report from the data monitor serves as analysis for temperature monitoring of the entire shipment as well as a tampering warning. If the client has elected to have chain–of-condition monitoring, each time the shipper is opened there is a temperature record. The report identifies outlier temperature excursions such as opening the shipment in customs or tampering and thus will allow for more conclusive investigations to ensure that specimens were not adversely impacted during shipment.

Cryoport Express® Analytics

Cryoport Express® Analytics information is captured by the Cryoportal™ to provide us and our customers access to important information from the shipments recorded in the Cryoportal™ to assist in management of our customers’ shipping. For us, we use the information to support planned future features to allow for an expansion of our solutions offering. Analytics is a term used by IT professionals to refer to performance benchmarks or Key Performance Indicators (“KPI’s”) that management utilizes to measure performance against desired standards. Examples for analytics tracked through the Cryoportal™ include time-based metrics for order processing time and on-time deliveries by our shipping partners, as well as profiling shipping lanes to determine average transit times and predicting potential shipping exceptions based on historical metrics. The analytical results are being utilized by Cryoport to render consultative and proactive client services.

Biological Material Holders

A containment bag is used in connection with the shipment of infectious or dangerous goods using the Cryoport Express® Shippers. Up to 75 cryovials (polypropylene vials with high-density polyethylene closures), set on aluminum canes, are placed into an absorbent pouch, which is designed to contain the entire contents of all the vials in the event of leakage. This pouch is then placed in a watertight Tyvek bag (secondary packaging) capable of withstanding cryogenic temperatures, and then sealed. This bag is then placed into the well of the Cryoport Express® Shipper.

Logistics Expertise, Consulting and Support

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

In April 2016, Cryoport announced the launch of a new Temperature Controlled Logistics Consulting Division to assist life sciences companies in developing strategies for global cold chain logistics management and contingency options to protect their valuable, and often irreplaceable, biological commodities. The launch of Cryoport’s Temperature Controlled Logistics Consulting Division addresses the demand created by the worldwide advances in cellular based therapies, including immunotherapies, stem cells and CAR T-cells. Cell-based immunotherapies are causing broad shifts and challenges for the life sciences industry, including how to obtain, properly store and transport the growing number of new, individualized, temperature sensitive therapies. Improper temperature maintenance or temperature excursions during any portion of a logistics cycle can adversely affect the viability of these biologically based commodities. Consequently, strategic, global logistics planning for cryogenic cold chain solutions has taken on a strategic importance to the life sciences industry and a rapidly growing demand for consulting expertise.

Other Development Activities

We are continuing our research and development efforts to further refine our current technology as well as explore opportunities with partners to offer complementary packaging solutions for frozen temperature (minus 10° Celsius or less), chilled temperature (2° and 8° Celsius) and ambient temperature (between 20° and 25° Celsius) shipping markets.

We also continue to further expand the functionality of our Cryoportal™ to ensure a high level of effectiveness and efficiency in the cold chain logistics process and to allow for intelligent and easy data monitoring and analysis.

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

Our Cryoport Express® Shippers meet Packing Instructions 602 and 650 and are certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the Cryoport SmartPak condition monitoring systems will likely be subject to regulation by the FAA, FCC, FDA, IATA and possibly other agencies which may be difficult to determine on a global basis.

We are also subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Manufacturing and Raw Materials

Manufacturing. In April 2016 we signed a strategic partnership with Worthington Industries, a maker of cryogenic storage vessels and equipment. Through this partnership, Worthington’s CryoScience by Taylor Wharton business will design and manufacture biostorage and logistics equipment for use in Cryoport’s life sciences cryogenic logistics solutions.  With the added competencies Worthington’s CryoScience by Taylor Wharton brings to Cryoport, we can concentrate on further advancing and expanding our cold chain solutions to meet the growing and varied demands for validated cryogenic logistics solutions in the life sciences market. Working in tandem with Worthington allows Cryoport to meet the demands of a more diverse clientele through a broader offering which in turn, increases our revenue opportunity as well as provides us the opportunity to rapidly scale to support our clients commercialization activities. Our current fleet of cryogenic shippers consists of shippers that were manufactured in-house as well as shippers purchased from third parties that are modified to meet our specifications using our proprietary technology and know-how. In general, cryogenic shippers are available from more than one qualified manufacturer. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, we have identified alternate qualified suppliers. Should this occur, we believe that with our current level of shippers, we have enough inventory to cover our forecasted demand.

Our data loggers used in our condition monitoring systems, the SmartPak I and II, have been acquired from single sources with the calibration done by an independent third party.

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

Customers and Distribution

As a result of growing globalization, including such areas as biotechnology, clinical trials, distribution of pharmaceutical products and reproductive medicine, the requirement for effective and reliable solutions for keeping clinical samples, pharmaceutical products and other specimen at frozen temperatures takes on added significance due to more complex shipping routes, extended shipping times, custom delays and logistics challenges. Today, such specimens are traditionally shipped in styrofoam cardboard insulated containers packed with dry ice, gel/freezer packs or a combination thereof. The current dry ice solutions have limitations that severely limit their effective use for both short and long-distances (e.g., international). Conventional dry ice shipments often require labor-intensive “re-icing” operations resulting in higher labor and shipping costs.

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

Sales and Marketing

We currently have six sales directors in the United States and one sales director in Europe, supported by inside sales and a marketing firm engaged in August of 2015. Given the global nature of our business, we are also establishing distribution channels to broaden our sales and marketing reach in the Americas, Europe and Asia. For the years ended March 31, 2016 and 2015, we had one customer that accounted for 14.0% and 15.7%, respectively, of total revenues. No other single customer generated over 10% of our total revenues during 2016 and 2015.

Our geographical revenues for the fiscal year ended March 31, 2016 were as follows:

USA	86.0%
Europe	5.8%
Asia	2.7%
Rest of World	5.5%

We renewed our agreement with FedEx and entered into agreements with UPS and DHL to further expand our revenue and marketing opportunities and we plan to establish additional strategic partnerships with integrators and freight forwarders. Subject to available financial resources, we also plan to hire additional sales and marketing personnel and implement marketing initiatives intended to increase awareness of the Cryoport Express® Solutions.

Cryoport Staging Centers

In addition to the services provided through our facility in Irvine, California, we have contracted with a third party to run our European Staging Center (located in Rotterdam, Holland) and Asian Staging Center (located in Singapore). The staging centers provide warehousing, shipping, receiving, refurbishing and recycling services for our shipping containers. This approach is a cost-effective way to initiate operations outside of the US and allows us to scale up as our business grows globally.

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

Factors that we believe give us a competitive advantage are attributable to our software and shipping containers, which allow our shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak-proofness” of our package which determines compliance with shipping regulations, the overall weight and volume of the package which determines shipping costs, and our business model represented by the merged integration of our shipper with CryoportalTM and SmartPak condition monitoring system into a seamless shipping, tracking and monitoring solution.

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

Research and Development

Our research and development efforts are focused on continually improving the features of our Cryoport Express® Solutions including the cloud-based CryoportalTM, the Cryoport Express® Shippers, secondary packaging solutions and our SmartPak condition monitoring systems. These efforts are expected to lead to the introduction of additional shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered with the Cryoport Express® Solutions. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°- 8°C markets. Our research and development expenditures for the fiscal years ended March 31, 2016 and 2015 were $550,300 and $352,600, respectively with the largest portion being spent on software maintenance and development.

Employees

The efforts of our employees are critical to our success. We believe that we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of June 13, 2016, we had thirty-one full-time employees, one part-time employee, two consultants and three temporary employees.

Insurance

We currently maintain general liability insurance, with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation. Claims may be made against us that exceed these limits. In fiscal year 2016, we did not experience any claims against our professional liability insurance. Our liability policy is an “occurrence” based policy. Thus, our policy is complete when we purchased it and following cancellation of the policy it continues to provide coverage for future claims based on conduct that took place during the policy term. However, our insurance may not protect us against all liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be aware of the need for, or be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred net losses in each fiscal year since we commenced operations. The following table represents net losses incurred for each of our last two fiscal years:

Net Loss
Fiscal Year Ended March 31, 2016	$9,820,400
Fiscal Year Ended March 31, 2015	$7,026,900

As of March 31, 2016, we had an accumulated deficit of $113.1 million. In order to achieve and sustain revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm on our March 31, 2016 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception and our cash and cash equivalent balance at March 31, 2016 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of June 13, 2016, we had cash and cash equivalents of $3.7 million. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund future operations.

In April 2016, we completed a tender offer.  Pursuant to the offer, original warrants were amended and exercised in connection therewith, resulting in the issuance by the Company of an aggregate of 2,020,597 shares of its common stock for aggregate gross proceeds of $2.5 million. In June 2016, we completed a rights offering for gross proceeds of $1.3 million in subscriptions for 841,873 shares of common stock.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand and the proceeds from a recently completed tender offering and rights offering, together with projected cash flows, will satisfy our operational and capital requirements through the third quarter of fiscal year 2017. There are a number of uncertainties associated with our financial projections that could reduce or delay our future projected revenues and cash-inflows, including, but not limited to, our ability to increase our customer base and revenues. If our projected revenues and cash- inflows are reduced or delayed, we may not have sufficient capital to operate through the third quarter of fiscal year 2017 unless we raise more capital. Additionally, if we are unable to realize satisfactory revenue in the near future, we will be required to seek additional financing to continue our operations beyond that period. We will also require additional financing to expand into other markets and further develop and market our products. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

Our agreements with providers of vaccines may not result in a significant increase in our revenues or cash flow.

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

While we anticipate growth in shipments by Zoetis under our management, there can be no assurance of any significant increase in our revenues or cash flows as a result of these important alliances.

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

Risks Relating to Ownership of Our Common Stock and Other Securities

Certain of our existing stockholders own and have the right to acquire a substantial number of shares of common stock.

As of June 13, 2016, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 1,968,625 shares of common stock (without regard to beneficial ownership limitations contained in certain warrants) assuming their exercise of all outstanding warrants and options that are exercisable within 60 days of June 13, 2016 or approximately 12.7% of our outstanding common stock. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

The sale of substantial shares of our common stock may depress our stock price.

As of June 13, 2016, there were 14,271,910 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. We could also issue up to 16,162,508 shares of our common stock including 9,133,064 shares to be issued upon the exercise of outstanding warrants and 7,029,444 shares upon exercise of outstanding options or reserved for future issuance under our stock incentive plans as of June 13, 2016.

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

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because our stock price and those of other biotechnology and life sciences companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. We do maintain insurance, but the coverage may not be sufficient and may not be available in all instances.

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

While warrants to purchase our common stock are outstanding, it may be more difficult to raise additional equity capital.

As of June 13, 2016, we have outstanding options and warrants for the purchase of up to 16,162,508 shares of our common stock, including 9,133,064 shares to be issued upon the exercise of outstanding warrants and 7,029,444 shares upon exercise of outstanding options or reserved for future issuance under our stock incentive plans as of June 13, 2016. We may find it more difficult to raise additional equity capital while some or all of these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may not be able to obtain financing on favorable terms, or at all. If we are unable to obtain financing, our business, results of operations, or financial condition could be materially and adversely affected, and we could be forced to curtail or cease operations.

Our Articles of Incorporation allows our Board of Directors to issue up to 2,500,000 shares of “blank check” preferred stock.

Our Articles of Incorporation allows our board of directors to issue up to 2,500,000 shares of “blank check” preferred stock, without action by our stockholders. We have designated 800,000 shares as Class A Preferred Stock and 585,000 shares as Class B Preferred Stock, none of which are currently issued and outstanding. Accordingly, our board of directors will have discretion to issue up to 1,115,000 shares on terms determined by them. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock and Preferred Stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and Preferred Stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock. In addition, the issuance of such shares of blank check preferred stock could have the effect of discouraging, delaying or preventing a change of control of our Company.

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

As described in Item 9A of this Annual Report on Form 10-K for the year ended March 31, 2016, no material weaknesses were identified and we determined that our internal control over financial reporting was effective as of March 31, 2016.

Any failure to maintain such internal controls in the future could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We do not own real property. We currently lease one facility, with approximately 27,600 square feet of corporate, research and development, and warehouse facilities, located in Irvine, California under an operating lease expiring February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. The lease agreement contains certain scheduled rent increases, which are accounted for on a straight-line basis. We also lease certain office equipment which expires in March 2018.

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

ITEM 4.  Mine Safety Disclosures

Not applicable

PART II

 ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of June 13, 2016 there were 14,271,910 shares of common stock outstanding and 478 stockholders of record. On June 13, 2016, the closing sale price of our common stock was $1.53 per share.

Market Information

The Company’s common stock is currently listed on the NASDAQ Capital Market and is traded under the symbol “CYRX.”  Prior to July 29, 2015, the Company’s common stock was quoted on the OTCQB.  The quarterly high and low reported closing sale prices for our common stock as quoted on the OTCQB or the high and low closing sales prices on the NASDAQ Capital Market, as applicable, for the periods indicated are as follows:

	High(1)	Low(1)
Year 2016:
Fourth Quarter Ended March 31, 2016	$2.16	$1.07
Third Quarter Ended December 31, 2015	$3.02	$2.00
Second Quarter Ended September 30, 2015	$7.20	$2.25
First Quarter Ended June 30, 2015	$8.88	$5.51

Year 2015:
Fourth Quarter Ended March 31, 2015	$8.64	$4.56
Third Quarter Ended December 31, 2014	$5.76	$4.32
Second Quarter Ended September 30, 2014	$5.88	$4.80
First Quarter Ended June 30, 2014	$6.36	$4.20

(1)	Adjusted for the Company’s 1-for-12 reverse stock split of outstanding shares in May 2015.

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

Recent Sale of Unregistered Securities

None

ITEM 6.  Selected Financial Data

The following selected financial data has been derived from audited consolidated financial statements of the Company for each of the five years in the period ended March 31, 2016. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Years ended March 31,
Statement of Operations Data:	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenues	$5,882	$3,935	$2,660	$1,101	$556
Cost of revenues	3,992	2,766	2,223	1,588	1,392

Gross margin (loss)	1,890	1,169	437	(487)	(836)

Selling, general and administrative	10,081	6,409	5,106	5,412	6,106
Research and development	550	353	409	425	492

Loss from operations	(8,741)	(5,593)	(5,078)	(6,324)	(7,434)
Debt conversion expense	—	—	(13,714)	—	—
Interest income	—	—	—	—	12
Interest expense	(1,066)	(1,428)	(784)	(72)	(528)
Change in fair value of derivative liabilities	—	—	21	16	119
Other expense, net	(9)	(4)	(8)	—	—

Loss before provision for income taxes	(9,816)	(7,025)	(19,563)	(6,380)	(7,831)
Provision for income taxes	(4)	(2)	(2)	(2)	(2)

Net loss	(9,820)	(7,027)	(19,565)	(6,382)	(7,833)
Preferred stock beneficial conversion charge	(4,474)	(4,864)	—	—	—
Undeclared cumulative preferred dividends	(763)	(306)	—	—	—

Net loss attributable to common stockholders	$(15,057)	$(12,197)	$(19,565)	$(6,382)	$(7,833)

Net loss per share attributable to common stockholders — basic and diluted	$(2.05)	$(2.44)	$(4.81)	$(2.03)	$(3.24)

	As of March 31,
Balance Sheet Data:	2016	2015	2014	2013	2012
	(In thousands)
Cash and cash equivalents	$2,793	$1,405	$370	$563	$4,618
Working capital (deficit)	1,958	(835)	(2,903)	(1,539)	4,024
Total assets	5,824	2,607	1,710	1,756	6,214
Convertible notes and accrued interest, net	—	—	1,622	1,304	338
Long term obligations, less current portion	554	26	—	1,322	1,375
Total stockholders’ equity (deficit)	3,096	(416)	(2,304)	(2,063)	3,730

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

Our most used solution is the “turnkey” solution, which can be accessed directly through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed and cleared, we ship a fully charged Cryoport Express® Shipper to the client who conveniently loads its frozen commodity into the inner chamber of the Cryoport Express® Shipper. The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address for pre-arranged carrier pick up. Cryoport arranges for the pick-up of the parcel by a shipping service provider, which is designated by the client or chosen by Cryoport, for delivery to the client’s intended recipient. The recipient simply opens the shipper package and removes the frozen commodity that has been shipped. The recipient then reseals the package, displaying the nearest Cryoport Staging Center address, making it ready for pre- arranged carrier pick-up. When the Cryoport Staging Center receives the Cryoport Express® Shipper, it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

In late 2012, we shifted our focus to become a comprehensive cryogenic logistics solutions provider. Recognizing that clients in the life sciences industry have varying requirements, we unbundled our technologies, establishing customer facing solutions and taking a consultative approach to the market. Today, in addition to our standard turnkey solution, described above, we also provide the following customer facing, value-added solutions to address our various clients’ needs:

•	“Customer Staged Solution,” designed for clients making 50 or more shipments per month. Under this solution, we supply an inventory of our Cryoport Express® Shippers to our customer, in an uncharged state, enabling our customer (after training and certification) to charge them with liquid nitrogen and use our Cryoportal™ to enter orders with shipping and delivery service providers for the transportation of the package. Once the order is released, our customer service professionals monitor the shipment and the return of the shipper to us for cleaning, quality assurance testing and reuse.

•	“Customer Managed Solution,” a limited customer implemented solution whereby we supply our Cryoport Express® Shippers to clients in a fully charged state, but leaving it to the client to manage the shipping, including the selection of the shipping and delivery service provider and the return of the shipper to us.

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings, with “powered by CryoportSM” appearing prominently on the software interface and shippers or storage unit. This solution can also be private labeled upon meeting certain requirements, including minimum required shipping volumes.

•	“Integrated Solution,” which is our outsource solution. It is our most comprehensive solution and involves our management of the entire cryogenic logistics process for our client, including Cryoport employees at the client’s site to manage the client’s cryogenic logistics function in total.

•	“Regenerative Medicine Point-of-Care Repository Solution,” designed for allogeneic therapies. Under this solution we supply our Cryoport Express® Shipper to ship and store cryogenically preserved life science products for up to 6 days (or longer periods with supplementary shippers) at a point-of-care site, with the Cryoport Express® Shipper serving as a temporary freezer/repository enabling the efficient and effective distribution of temperature sensitive allogeneic cell-based therapies without the expense, inconvenience, and potential costly failure of an on-site, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process including the return of the shipper to us. When the Cryoport Staging Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies. Under this solution our Cryoport Express® Shipper serves as an enabling technology for the safe transportation of manufactured autologous cellular-based immunotherapies by providing a comprehensive logistics solution for the verified chain of custody and condition transport from, (a) the collection of the patient’s cells in a hospital setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved return of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of this personalized medicine to the patient when and where the medical provider needs it most without the expense, inconvenience, and potential costly failure of an on-site, cryopreservation device. Our customer service professionals monitor each shipment throughout the predetermined process, including the return of the shipper to us. When the Cryoport Staging Center receives the Cryoport Express® Shipper package it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

Cryoport is continuously expanding its solutions offerings in response to its customers’ needs.

In April 2016, Cryoport launched its Temperature Controlled Logistics Consulting Division to assist life sciences companies in developing strategies for global cold chain logistics management and contingency options to protect their valuable, and often irreplaceable, biological commodities. The launch of Cryoport’s Temperature Controlled Logistics Consulting Division addresses the demand created by the worldwide advances in cellular based therapies, including immunotherapies, stem cells and CAR T-cells. Cell-based immunotherapies are causing broad shifts and challenges for the life sciences industry, including how to obtain, properly store and transport the growing number of new, individualized, temperature sensitive therapies. Improper temperature maintenance or temperature excursions during any portion of a logistics cycle can adversely affect the viability of these biologically based commodities. Consequently, strategic, global logistics planning for cryogenic cold chain solutions has taken on a strategic importance to the life sciences industry and a rapidly growing demand for consulting expertise

In June 2016, Cryoport further broadened its capabilities and solutions offerings beyond cryogenic logistics and transportation services to include temperature-controlled storage solutions that include cGMP compliant biorepositories at controlled temperatures and climatized systems. Cryoport Biostorage services feature extensive management and monitoring, including controlled access to commodities, periodic temperature and activity reports, as well as 21 CFR, Part II compliant monitoring with 24/7/365 alarm response.

Also in June 2016, Cryoport announced a new Laboratory Relocation Service, for transport of complete laboratories. The Laboratory Relocation Service manages the safe, secure and proper transportation of materials that are stored in labs as well as lab equipment and instruments. Relocation projects can range in size from the relocation of a fully equipped lab to the move of a single freezer.

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

FedEx. In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (the “FedEx Agreement”) renewing these services and providing FedEx with a non-exclusive license and right to use a customized version of our Cryoportal™ for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and was amended in December 2015 to extend the initial term for an additional three years, expiring on December 31, 2018. FedEx has the right to terminate this agreement at any time for convenience upon 180 days’ notice.

Under our FedEx Agreement, we provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. As part of the solution, Cryoport has developed a FedEx-branded version of the Cryoportal™ software platform, which is “powered by CryoportSM” for use by FedEx and its customers giving them access to the full capabilities of our cloud- based logistics management software platform.

DHL. In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). DHL has enhanced its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL offers Cryoport’s cryogenic solutions through its worldwide Thermonet network of Certified Life Sciences Stations under the DHL brands as “powered by CryoportSM”. In addition, DHL’s customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management operating platform, the CryoportalTM, is integrated with DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

UPS. In October 2014, we added United Parcel Services, Inc. (“UPS”) as our third major distributor by entering into an agreement with UPS Oasis Supply Corporation, a part of UPS, whereby UPS will offer our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. This relationship with UPS is a further implementation of the Company’s expansion of distributors under the “powered by CryoportSM” model described above, allowing us to further expand our sales and marketing reach through our partners and build awareness of the benefits of our validated cryogenic solution offerings through UPS.As a result of our new relationship with UPS, UPS customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and gain access to UPS’s broad array of domestic and international shipping and logistics solutions at competitive prices. Our proprietary logistics management operating platform, the Cryoportal™, is integrated with UPS’s tracking and billing systems to provide UPS life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

Worthington Industries. In April 2016 we signed a strategic partnership with Worthington Industries a maker of cryogenic storage vessels and equipment. Through this partnership, Worthington’s CryoScience by Taylor Wharton business will design and manufacture biostorage and logistics equipment for use in Cryoport’s life sciences cryogenic logistics solutions. With the added competencies Worthington’s CryoScience by Taylor Wharton brings to Cryoport, we can concentrate on further advancing and expanding our cold chain solutions to meet the growing and varied demands for validated cryogenic logistics solutions in the life sciences market. Working in tandem with Worthington allows Cryoport to meet the demands of a more diverse clientele through a broader offering which in turn, increases our revenue opportunity as well as provides us the opportunity to rapidly scale to support our clients commercialization activities.

Pacific Bio-Material Management. Through a strategic partnership with Pacific Bio-Material Management, Inc. ("PBMMI") entered into in May 2016, Cryoport now offers storage solutions that include cGMP compliant biorepositories at controlled temperatures and climatized systems with effective redundancies such as back-up freezers and power. Cryoport Biostorage service features extensive management and monitoring, including controlled access to commodities, periodic temperature and activity reports, as well as 21 CFR, Part 11 compliant monitoring with 24/7/365 alarm response.

Life Sciences Agreements

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, Cryoport provides on-site logistics personnel and its logistics management operating platform, the Cryoportal™ to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing logistics data and processes to further introduce economies and reliability throughout the network, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum utilization of resources. The Company manages Zoetis’ total fleet of dewar flask shippers used for this purpose, including liquid nitrogen shippers. In July 2013 the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the agreement was further amended to expand Cryoport’s role to include the logistics management for a second poultry vaccine. In September 2015, the agreement was further amended and extended through September 2018, subject to certain termination and extension provisions.

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

 Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on our March 31, 2016 and 2015 consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at March 31, 2016, together with proceeds from the tender offer and rights offering, as well as the revenues generated from our services will be sufficient to sustain our planned operations through the third quarter of fiscal year 2017; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

While we increased revenue year-over-year by 49.5% to $5.9 million for the fiscal year ended March 31, 2016, our revenue is still significantly lower than our operating expenses during the year and we have no assurance of the level of future revenues. We incurred a net loss of $9.8 million and used cash of $6.3 million in our operating activities during the year ended March 31, 2016. We had working capital of $2.0 million and had cash and cash equivalents of $2.8 million at March 31, 2016.

We plan to raise additional funds to support our growth plans. There is however, no assurance that funds can be secured or if these funds would allow us to continue our operations until more significant revenues can be generated or more funding can be secured. These matters raise substantial doubt about our ability to continue as a going concern.

Recent Developments

The Board of Directors authorized the twelve-to-one reverse stock split that became effective on May 19, 2015. All prior periods presented in this Report have been adjusted to reflect the twelve-to-one reverse stock split. Financial information updated by this capital change includes earnings per common share, dividends per common share, stock price per common share, weighted average common shares, outstanding common shares, treasury shares, common stock and additional paid-in capital.

 Liquidity and Capital Resources

As of March 31, 2016, the Company had cash and cash equivalents of $2.8 million and working capital of $2.0 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the year ended March 31, 2016, we used $6.3 million of cash for operations primarily as a result of the net loss of $9.8 million offset by non-cash expenses of $4.4 million primarily comprised of amortization of debt discount and deferred financing costs, stock-based compensation expense, depreciation and amortization, beneficial conversion feature of related-party notes payable, loss on disposal of patents and fixed assets and provision for bad debt. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $469,800 due to increased revenues, increase in prepaid expenses and other currents assets of $151,400 for prepaid items due to timing and an increase in deposits of $363,400 related to the new Irvine facility. These increases were partially offset by a decrease in accounts payable and accrued expenses of $313,200.

Net cash used in investing activities of $1.1 million during the year ended March 31, 2016 was due to the $400,000 purchase from KLATU of certain intellectual property and intellectual property rights related to the Company’s CryoportalTM logistics management platform which KLATU previously developed for and licensed to the Company. In addition we purchased additional liquid nitrogen dry vapor shippers and data loggers for our condition monitoring system aggregating $432,300 and incurred $206,500 for leasehold improvements to our new corporate office in Irvine, CA.

Net cash provided by financing activities totaled $8.8 million during the year ended March 31, 2016, and resulted from net proceeds from the public equity offering of $5.9 million, net proceeds from the issuance of convertible preferred stock of $3.9 million, proceeds from the exercise of stock options and warrants of $10,900, partially offset by the repayment of notes payable of $741,400 and the repayment of related-party notes payable of $292,000.

As discussed in Note 1 of the accompanying consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company received net proceeds of $5.9 million for the issuance of 2,090,750 shares of common stock during fiscal 2016 which is further described in Note 10 in the accompanying consolidated financial statements. We also completed two equity raises subsequent to March 31, 2016. In April 2016, we completed a tender offer for gross proceeds of $2.5 million for the issuance of 2,020,597 shares of common stock and, in June 2016, we completed a rights offering for gross proceeds of $1.3 million in subscriptions for 841,873 shares of common stock. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions.

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

Results of Operations

Results of Operations for Fiscal 2016 Compared to Fiscal 2015

The following table summarizes certain information derived from our consolidated statements of operations:

	Year Ended March 31,
	2016	2015	$ Change	% Change
	($ in 000’s)

Revenues	$5,882	$3,935	$1,947	49.5%
Cost of revenues	(3,992)	(2,766)	(1,226)	44.3%

Gross margin	1,890	1,169	721	61.7%
General and administrative	(5,925)	(3,497)	(2,428)	69.4%
Sales and marketing	(4,156)	(2,912)	(1,244)	42.7%
Research and development	(550)	(353)	(197)	56.1%
Interest expense	(1,066)	(1,428)	362	(25.4)%
Other expense	(9)	(4)	(5)	132.1%
Provision for income taxes	(4)	(2)	(2)	126.6%

Net loss	$(9,820)	$(7,027)	$2,793	39.8%

Total revenues

	Year Ended March 31,
	2016	2015	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$3,685	$2,086	$1,599	76.7%
Reproductive medicine	1,328	924	404	43.6%
Animal health	869	925	(56)	(6.1)%

Total revenues	$5,882	$3,935	$1,947	49.5%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Net revenues increased $1.9 million or 49.5% for the year ended March 31, 2016 as compared to the prior year. This increase is primarily driven by an overall increase in the number of customers utilizing our services and frequency of shipments compared to the prior year. During fiscal year 2016, we added approximately 127 new biopharma clients and supported 76 clinical trials, of which 12 trials were in Phase III. This increased activity in biopharma and the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 43.6% over the prior year driven by continued success of our targeted campaigns and in increased awareness of our cryogenic logistics solutions in this market. Our revenues from animal health decreased 6.1% over the prior year which were impacted by a temporary reduction in production volume from one of our clients during the third quarter of fiscal year 2016.

Gross margin and cost of revenues. Gross margins for the year ended March 31, 2016 was 32.1% of revenues, as compared to 29.7% of revenues for the prior year. The increase in gross margin by over two percentage points is primarily due to the increase in net revenue combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the year ended March 31, 2016 was 67.9% of revenues, as compared to 70.3% of revenues for the prior year. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

General and administrative expenses. General and administrative expenses increased by $2.4 million, or 69.4% for the year ended March 31, 2016 as compared to the prior year. This increase is primarily due to increases in stock-based compensation expense of $1.3 million, salaries and associated employee costs of $414,100, public company related expenses in the amount of $384,600, including legal fees, and costs to list and maintain listing of the Company’s common stock on the NASDAQ Capital Market exchange, the disposal of components used to manufacture our shippers in the amount of $121,700 due to our decision to co-develop and outsource our manufacturing to Worthington Industries and travel expense of $88,800 in part related to general investor relations activities and the public equity offering completed in July 2015.

Sales and marketing. Sales and marketing expenses increased by $1.2 million, or 42.7% for the year ended March 31, 2016 as compared to the prior year. This increase is primarily due to increases in salaries and associated employee costs including relocation costs and recruiting fees in the aggregate amount of $456,700 incurred to expand our sales and logistics force, stock-based compensation expense of $403,400, the engagement of a new marketing firm to support our sales efforts in the amount of $403,400, and increased travel expenses and trade shows in the amount of $75,200.

Research and development expenses. Research and development expenses increased $197,700 or 56.1% for the year ended March 31, 2016, as compared to the prior year. The increase is primarily due to the write off of previously capitalized costs in the amount of $98,100 resulting from the abandonment of a method of shipment patent application and the salary and associated employee costs related to the addition of a research and development engineer. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. In addition, research and development effort has been directed towards developing an advanced condition monitoring system, SmartPak II, which is currently in beta testing and is scheduled to be launched during the second quarter of fiscal year 2017. We use an outside software development company and other third parties to provide some of these services. These efforts are expected to lead to the introduction of additional shipper designs to meet market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods.

Interest expense. Interest expense increased by $362,100 for the year ended March 31, 2016, as compared to the prior year. Interest expense for the year ended March 31, 2016, included amortization of debt discount on related-party notes payable of $261,600, the related interest expense of $58,500, the amortization of the debt discount on the notes payable of $221,400, related interest expense of $3,300 as well as the fair value of the beneficial conversion feature of the related-party notes payable of $521,100. Interest expense for the year ended March 31, 2015, included amortization of the debt discount and deferred financing fees of approximately $1.1 million, of which $826,900 related to the fair value of the beneficial conversion feature of the 5% Bridge Notes that was triggered by the convertible preferred stock offering, interest expense on our 5% Bridge Notes of approximately $10,600, accrued interest on our related-party notes payable of approximately $33,500, amortization of the debt discount on the 7% Bridge Notes of $237,500 and related interest expense of $15,500.

Other expense, net. The other expense, net for the year ended March 31, 2016 is primarily due to bank administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016, and the effects such obligations are expected to have on liquidity and cash flow in future periods ($ in ‘000’s):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual obligations
Operating lease obligations(1)	$2,256	$302	$626	$659	$669
Related-party notes payable(2)	972	418	554	—	—
Total	$3,228	$720	$1,180	$659	$669

(1)	The operating lease obligations are primarily related to the facility lease for our principal executive office in Irvine, California, which expires February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease certain office equipment which expires March 2018.
(2)	Related-party notes payable represent outstanding unsecured indebtedness and accrued interest owed to five related parties, some of which bear interest at the rate of 7% per annum. The unpaid principal and accrued interest is due on various dates through April 1, 2017.

Impact of Inflation

From time to time, Cryoport experiences price increases from third party manufacturers and these increases cannot always be passed on to Cryoport’s customers. While these price increases have not had a material impact on Cryoport’s historical operations or profitability in the past, they could affect revenues in the future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities reported in our consolidated financial statements. The estimation process requires assumptions to be made about future events and conditions, and is consequently inherently subjective and uncertain. Actual results could differ materially from our estimates.

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

Based on our overall cash and cash equivalents interest rate exposure at March 31, 2016, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure the timely disclosure of required information in our Securities and Exchange Commission filings.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting which appears on the following page is incorporated herein by this reference.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation requirements by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this Annual Report.

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
Chief Executive Officer and Director

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

June 28, 2016

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets for the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the position(s) held with the Company.

Name	Age	Position	Date Elected
Jerrell W. Shelton	70	Chairman, President and Chief Executive Officer	2012
Richard J. Berman	73	Director	2015
Robert Hariri, M.D., Ph.D.	57	Director	2015
Ramkumar Mandalam, Ph.D.	51	Director	2014
Edward J. Zecchini	55	Director	2013
Robert S. Stefanovich	51	Chief Financial Officer, Treasurer and Corporate Secretary	2011

Jerrell W. Shelton. Mr. Shelton became a member of our board of directors in October 2012 and was appointed President and Chief Executive Officer of the Company in November 2012.  He was appointed Chairman of the Board in October 2015. He served on the Board of Directors and standing committees of Solera Holdings, Inc. from April 2007 through November 2011.  From June 2004 to May 2006, Mr. Shelton was the Chairman and CEO of Wellness, Inc., a provider of advanced, integrated hospital and clinical environments.  Prior to that, he served as Visiting Executive to IBM Research and Head of IBM’s WebFountain.  From October 1998 to October 1999, Mr. Shelton was Chairman, President and CEO of NDC Holdings II, Inc.  Between October 1996 and July 1998, he was President and CEO of Continental Graphics Holdings, Inc.  And from October 1991 to July 1996, Mr. Shelton served as President and CEO of Thomson Business Information Group.  Mr. Shelton has a B.S. in Business Administration from the University of Tennessee and an M.B.A. from Harvard University.  Mr. Shelton currently serves on the Advisory Board of Directors of the Smithsonian Institution Library. Mr. Shelton’s extensive leadership, management, strategic planning and financial expertise through his various leadership and directorship roles in public, private and global companies, makes him well-qualified to serve as a member of the board of directors.

Richard J. Berman. Mr. Berman became a member of our board of directors in January 2015, and serves as Chairman of the Audit and Compensation Committee and member of the Nominating and Governance Committee of the Board.  Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger & acquisitions experience.  In the past 5 years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies.  From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets.  Mr. Berman is a director of four public healthcare companies:  Advaxis, Inc., Caldarius, Inc. (formerly Neostem, Inc.), MetaStat Inc. and Cryoport Inc.  From 2002 to 2010, he was a director of Nexmed Inc. where he also served as Chairman/CEO in 2008 and 2009 (formerly Apricus Biosciences, Inc.); From 1998 to 2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO, and was a director from 1998 to 2012.  Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions.  He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA.  He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s financial and business expertise, including his background in biotechnology, international management and banking, and his extensive experience as a director in the public company context makes him well-qualified to serve as a member of the board of directors.

Robert Hariri, M.D., Ph.D. Dr. Hariri, M.D., PhD. became a member of our board of directors in September 2015. Dr. Hariri has been the chairman, founder and chief scientific officer of Celgene Cellular Therapeutics, a division of Celgene Corporation, since 2005. Prior to joining Celgene Cellular Therapeutics as president in 2002, Dr. Hariri was founder, chairman and chief scientific officer at Anthrogenesis Corporation/LIFEBANK, Inc., a privately held biomedical technology and service corporation involved in the area of human stem cell therapeutics, which was acquired by Celgene in 2002. Dr. Hariri is also co-founder and president of Human Longevity, Inc., a genomics and cell-therapy company. He serves on numerous Boards of Directors including Myos Corporation (Nasdaq: MYOS), Provista Diagnostics and Bionik Laboratories Corp (OTCQX: BNKL) and is a member of the Board of Visitors of the Columbia University School of Engineering &Applied Sciences and the Science &Technology Council of the College of Physicians and Surgeons; as well as a member of the Scientific Advisory Board for the Archon X PRIZE for Genomics, which is awarded by the X Prize Foundation. Dr. Hariri is also a Trustee of the J. Craig Venter Institute and the Liberty Science Center and has been appointed Commissioner of Cancer Research by New Jersey Governor, Chris Christie. Dr. Hariri was recipient of the Thomas Alva Edison Award in 2007 and 2011, and has received numerous other honors for his many contributions to biomedicine and aviation. Dr. Hariri received his undergraduate training at Columbia College and Columbia University School of Engineering and Applied Sciences and was awarded his M.D. and Ph.D. degrees from Cornell University Medical College. Dr. Hariri received his surgical training at The New York Hospital-Cornell Medical Center where he also directed the Aitken Neurosurgery Laboratory and the Center for Trauma Research. Dr. Hariri’s training as a scientist, his knowledge and experience with respect to the biomedical and pharmaceutical industries and his extensive research and experience makes him well-qualified to serve as a member of the board of directors.

Ramkumar Mandalam, Ph.D. Dr. Mandalam became a member of our board of directors in June 2014.  He is member of the Compensation Committee and Governance and Nominating Committee.  Dr. Mandalam is the President and CEO of Cellerant Therapeutics, Inc., a clinical stage biotechnology company developing novel cell-based and antibody therapies for cancer treatment and blood-related disorders.  Prior to joining Cellerant in 2005, he was the Executive Director of Product Development at Geron Corporation, a biopharmaceutical company where he managed the development and manufacturing of cell based therapies for treatment of degenerative diseases and cancer.  From 1994 to 2000, he held various positions in research and development at Aastrom Biosciences, where he was responsible for programs involving ex vivo expansion of human bone marrow stem cells and dendritic cells.  Dr. Mandalam received his Ph.D. in Chemical Engineering from the University of Michigan, Ann Arbor, Michigan.  Dr. Mandalam is the author or co-author of several publications, patent applications, and abstracts. Dr. Mandalam’s training as a scientist, extensive background in biotechnology and management expertise and makes him well-qualified to serve as a member of the board of directors.

Edward J. Zecchini. Mr. Zecchini became a member of our board of directors in September 2013, and serves as Chairman of the Nominating and Governance Committee of the Board and member of the Audit Committee and the Compensation Committee. Mr. Zecchini currently serves as Chief Information Officer at Remedy Partners, Inc. Prior to that, Mr. Zecchini served as Executive Vice President and Chief Technology Officer at Sandata Technologies, LLC, from May 2010 to March 2014, President and Chief Executive Officer of IT Analytics LLC from March 2008 to April 2010, Executive Vice President of Operations and Chief Information Officer of Touchstone Healthcare Partnership from May 2007 to February 2008 and Senior Vice President and Chief Information Officer of HealthMarkets, Inc. from October 2004 to April 2007. Earlier in his career he held senior level positions at Thomson Healthcare and SportsTicker, Inc. Mr. Zecchini has over thirty years of experience in the healthcare and information technology industries. Mr. Zecchini holds a Bachelor of Arts degree from the State University of New York at Oswego. Mr. Zecchini’s business expertise, including his background and extensive experience information technology and management makes him well-qualified to serve as a member of the board of directors.

Robert S. Stefanovich. Mr. Stefanovich became Chief Financial Officer, Treasurer and Corporate Secretary for the Company in June 2011 following the Company’s filing of its Form 10–K for the fiscal year ended March 31, 2011. From June 15, 2012 to November 4, 2012, Mr. Stefanovich served as the Principal Executive Officer of the Company. From November 2007 through March 2011, Mr. Stefanovich served as Chief Financial Officer of Novalar Pharmaceuticals, Inc., a venture-backed specialty pharmaceutical company. Prior to that, he held several senior positions, including interim Chief Financial Officer of Xcorporeal, Inc., a publicly traded medical device company, Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company, Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also served as a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA and Frankfurt, Germany. He currently also serves as a board member of Project InVision International, a provider of business performance improvement solutions. He received his Masters of Business Administration and Engineering from University of Darmstadt, Germany.

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

Based solely on a review of the copies of such forms received by it, the Company believes that during fiscal 2016, all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis, except that Mr. Rathmann had one late report for two transactions, Mr. Berman had one late report for two transactions, Mr. Zecchini had one late report for two transactions, Dr. Ramkumar had two late reports for three transactions, and Mr. Hariri had one late report for one transaction.

Director Independence

Our board of directors is responsible for determining the independence of our directors. For purposes of determining director independence, our board of directors has applied the definitions set forth in NASDAQ Rule 5605(a)(2) and the related rules of the SEC. Based upon its evaluation, our board of directors has affirmatively determined that the following directors meet the standards of independence: Mr. Berman, Dr. Hariri, Dr. Mandalam and Mr. Zecchini.

Committees of the Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee and Nomination and Governance Committee. Charters for each of these committees is available on the Company’s website at www.cryoport.com on the “Investor Relations: Corporate Governance” page under the heading “About Us.” Information on the website does not constitute a part of this registration statement.

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

The current members of the Audit Committee are Mr. Berman, who is the Audit Committee Chairman, Dr. Hariri and Mr. Zecchini. The Company has determined that (i) Mr. Berman qualifies as an “audit committee financial expert” as defined under the rules of the SEC and is “independent” within the meaning of NASDAQ Rule 5605(a)(2) and the applicable laws and regulations of the SEC, and (ii) Dr. Hariri and Mr. Zecchini meet NASDAQ’s financial literacy and financial sophistication requirements and are “independent” within the meaning of NASDAQ Rule 5605(a)(2) and the applicable laws and regulations of the SEC.

Compensation Committee

The purpose of the Compensation Committee is to discharge our board of directors’ responsibilities relating to compensation of the Company’s directors and executive officers, to produce an annual report on executive compensation for inclusion in the Company’s annual proxy statement, as necessary, and to oversee and advise our board of directors on the adoption of policies that govern the Company’s compensation programs, including stock incentive and benefit plans.

The current members of the Compensation Committee are Mr. Berman, who is the Compensation Committee Chairman, Dr. Mandalam and Mr. Zecchini, each of whom is independent under applicable independence requirements. Each of the current members of the Compensation Committee is a “non-employee director” under Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Code.

Nomination and Governance Committee

The functions of the Nomination and Governance Committee are to (i) make recommendations to our board of directors regarding the size of our board of directors, (ii) make recommendations to our board of directors regarding criteria for the selection of director nominees, (iii) identify and recommend to our board of directors for selection as director nominees individuals qualified to become members of the Board, (iv) recommend committee assignments to our board of directors, (v) recommend to our board of directors corporate governance principles and practices appropriate to the Company, and (vi) lead our board of directors in an annual review of its performance.

The current members of the Nomination and Governance Committee are Mr. Zecchini, who is the Nomination and Governance Committee Chairman, Mr. Berman and Dr. Mandalam.

Corporate Code of Conduct

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

None.

Item 11. Executive Compensation

Executive Officers of the Company

The Company’s current executive officers are as follows:

Jerrell W. Shelton, age 70, became President and Chief Executive Officer of the Company on November 5, 2012. He served on the Board of Directors and standing committees of Solera Holdings, Inc. from April 2007 through November 2011. From June 2004 to May 2006, Mr. Shelton was the Chairman and CEO of Wellness, Inc., a provider of advanced, integrated hospital and clinical environments. Prior to that, he served as CEO of IBM’s WebFountain. From October 1998 to October 1999, Mr. Shelton was Chairman, President and CEO of NDC Holdings II, Inc. Between October 1996 and July 1998, he was President and CEO of Continental Graphics Holdings, Inc. and from October 1991 to July 1996, Mr. Shelton served as President and CEO of Thomson Business Information Group. Mr. Shelton has a B.S. in Business Administration from the University of Tennessee and an M.B.A. from Harvard University. Mr. Shelton currently serves on the Advisory Board of Directors and the Nominating and Stewardship committee of the Smithsonian Institution Libraries.

Robert S. Stefanovich, age 51, became Chief Financial Officer, Treasurer and Corporate Secretary for the Company on June 27, 2011 following the Company’s filing of its Form 10–K for the fiscal year ended March 31, 2011. From June 15, 2012 to November 4, 2012, Mr. Stefanovich served as the Principal Executive Officer of the Company. From November 2007 through March 2011, Mr. Stefanovich served as Chief Financial Officer of Novalar Pharmaceuticals, Inc., a venture-backed specialty pharmaceutical company. Prior to that, he held several senior positions, including interim Chief Financial Officer of Xcorporeal, Inc., a publicly traded medical device company, Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company, Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also served as a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA and Frankfurt, Germany. He currently also serves as a board member of Project InVision International, a provider of business performance improvement solutions. He received his Masters of Business Administration and Engineering from University of Darmstadt, Germany.

SUMMARY COMPENSATION TABLE

The following table contains information with respect to the compensation for the fiscal years ended March 31, 2016 and 2015 of our chief executive officer and chief financial officer. We refer to the executive officers identified in this table as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary (1) ($)		Bonus ($)		Option Awards (2) ($)		All Other Compensation ($)	Total Compensation ($)
Jerrell W. Shelton	2016	300,000	(3)	—		3,111,677	(4)	—	3,411,677
President and Chief Executive Officer	2015	300,000	(3)	—		1,625,913	(4)	—	1,925,913
Robert S. Stefanovich	2016	255,000	(3)	30,000	(6)	740,236	(5)	—	1,025,236
Chief Financial Officer	2015	225,000	(3)	—		307,695	(5)	—	532,695

(1)	This column represents salary as of the last payroll period prior to or immediately after March 31 of each fiscal year.
(2)	This amount represents the total grant date fair value of all stock options granted in fiscal year 2016 and 2015. Pursuant to SEC rules, the amount shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made in fiscal year 2016 and 2015, see Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.
(3)	This amount represents the annual base salary paid.
(4)	This amount represents the fair value of all options granted to Mr. Shelton as compensation for services as a director and officer of the Company during fiscal year 2016 and 2015. Based on the recommendation of the Compensation Committee and approval by our board of directors, on November 20, 2015, May 7, 2015 and December 18, 2014, Mr. Shelton was granted an option to purchase 827,000, 219,892 and 387,501 shares, respectively, of common stock in connection with his engagement as Chief Executive Officer of the Company. The exercise price of the options are equal to or more than the fair value of the Company’s stock as of the grant date.
(5)	This amount represents the fair value of all options granted to Mr. Stefanovich as compensation for services as an officer of the Company during fiscal year 2016 and 2015. Based on the recommendation of the Compensation Committee and approval by our board of directors, on November 20, 2015, May 7, 2015 and December 18, 2014, Mr. Stefanovich was granted an option to purchase 177,200, 57,484 and 73,334 shares of common stock, respectively. The exercise price of the options are equal to the fair value of the Company’s stock as of the grant date.
(6)	This amount represents the bonus earned for fiscal year 2016 as approved by the Compensation Committee of the Board of Directors.

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

The Agreement provides an initial annual base salary of $300,000 during the Term. In addition, on the date of the Agreement, Mr. Shelton was awarded options giving him the right to acquire an aggregate of 325,209 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the Agreement, or $3.24 per share, and such options were granted outside of the Company’s incentive plans. The option vests immediately with respect to 13,551 shares and the remaining right to purchase the remaining shares vests in equal monthly installments on the fifth day of each month for forty-six months beginning on July 5, 2013 and ending on May 5, 2017. Provided that such vesting will be accelerated on the date that the Company files a Form 10-Q or Form 10-K indicating an income from operations for the Company in two consecutive fiscal quarters and immediately in the event of a change of control of the Company.

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

Robert S. Stefanovich

Although the Company does not have a written employment agreement with Mr. Stefanovich, pursuant to the terms of his offer letter, the Company agreed to pay Mr. Stefanovich an annual base salary of $225,000 per year which was increased to $255,000 in May 2015 and $267,500 in May 2016. In addition, he is eligible for an incentive bonus targeted at 25% of his annual base salary. Mr. Stefanovich is eligible to participate in all employee benefits plans or arrangements which may be offered by the Company during the term of his agreement. The Company shall pay the cost of Mr. Stefanovich’s health insurance coverage in accordance with the Company’s plans and policies while he is an employee of the Company. Mr. Stefanovich is also eligible for fifteen (15) paid time off days a year, and is entitled to receive fringe benefits ordinarily and customarily provided by the Company to its senior officers. Payments due to Mr. Stefanovich upon a termination of his employment agreement with the Company are described below.

The Company has no other employment agreements with executive officers of the Company as of March 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2016

The following table shows information regarding unexercised stock options held by our Named Executive Officers as of fiscal year ended March 31, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Jerrell W. Shelton	8,334	(1)	—	—		$2.28	10/22/22
	83,334	(2)	—	—		$2.40	11/5/22
	237,134	(3)	—	88,075	(3)	$3.24	6/28/23
	121,107	(4)	—	266,394	(4)	$4.80	12/18/24
	45,817	(5)	—	174,075	(5)	$7.80	05/07/25
	120,604	(6)	—	706,396	(6)	$5.00	08/20/25

Robert Stefanovich	10,417	(7)	—	—	(7)	$10.32	6/20/21
	—	(8)	—	3,334	(8)	$5.16	8/3/22
	4,375	(9)	—	625	(9)	$5.16	8/3/22
	48,078	(10)	—	21,840	(10)	$3.24	6/28/23
	22,920	(11)	—	50,414	(11)	$4.80	12/18/24
	11,980	(12)	—	45,504	(12)	$7.80	05/07/25
	25,842	(13)	—	151,358	(13)	$3.07	08/20/25

(1)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 8,334 shares of common stock exercisable at $2.28 per share on October 22, 2012 upon joining the board of directors. Options vests in twelve equal monthly installments. The exercise price for shares of common stock pursuant to the options is equal to the fair value of the Company’s stock as of the grant date.
(2)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 137,500 shares of common stock exercisable at $2.40 per share on November 5, 2012, which vests in six equal monthly installments. 54,166 of these options were issued under the 2011 stock option plan and exercised in May and November 2013 and 83,884 were issued outside of a plan. The exercise price for shares of common stock pursuant to the option is equal to the fair value of the Company’s stock as of the grant date.
(3)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 325,209 shares of common stock exercisable at $3.24 per share on June 28, 2013. The option vests 2/48th immediately with the remainder vesting 1/48th per month for 46 months. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(4)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 387,500 shares of common stock exercisable at $4.80 per share on December 18, 2014. The option vests in monthly installments over a four year period, 262,500 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(5)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 219,892 shares of common stock exercisable at $7.80 per share on May 7, 2015. The option vests in monthly installments over a four year period, 219,892 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(6)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Shelton was granted an option to purchase 827,000 shares of common stock exercisable at $3.07 per share on August 20, 2015, subject to stockholder approval of the 2015 Omnibus Equity Incentive Plan which occurred on November 20, 2015. The award was amended on February 3, 2016 to increase the exercise price of the option from $3.07 to $5.00. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to or more than the fair value of the Company’s stock on the date of grant.
(7)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 10,417 shares of common stock exercisable at $10.32 per share on June 20, 2011. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

(8)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 10,417 shares of common stock exercisable at $10.32 per share on June 20, 2011. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
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
(10)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 5,000 shares of common stock exercisable at $5.16 per share on August 3, 2012. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant
(11)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 69,918 shares of common stock exercisable at $3.24 per share on June 28, 2013. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(12)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 73,334 shares of common stock exercisable at $4.80 per share on December 18, 2014. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(13)	Based on the recommendation of the Compensation Committee and approval by the Board, Mr. Stefanovich was granted an option to purchase 57,484 shares of common stock exercisable at $7.80 per share on May 7, 2015. The options vest in equal monthly installments over a four year period, 57,484 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

Potential Payments On Termination Or Change In Control

Pursuant to Mr. Shelton’s employment agreement, if Mr. Shelton terminates the Agreement, dies, or is terminated for “Cause” (as defined in the agreement), he will be entitled to all compensation and benefits that he earned through the date of termination. If he is terminated for Cause, the Company may, to the extent allowed by law, set off losses, fines or damages that he has caused as a result of his misconduct. If he is terminated “without cause” (as defined in the agreement), he will be entitled to a continuation of his base salary for three months following termination and one half of unvested options as of date of termination shall become fully vested. In the event the Company terminates his employment, except if for “Cause” (as defined in the agreement), within twelve (12) months after a Change in Control (as defined in the Cryoport, Inc. 2011 Stock Incentive Plan), then, Mr. Shelton will be entitled to: (i) the continuation of his base salary for twelve (12) months following the date of termination, which shall be paid in accordance with the Company’s ordinary payroll practices in effect from time to time, and which shall begin on the first payroll period immediately following the date on which the general release and waiver becomes irrevocable; and (ii) all options previously granted to Mr. Shelton will become fully vested and exercisable as of the date of termination of employment.

Pursuant to Mr. Stefanovich’s employment offer, in the event that Mr. Stefanovich’s employment with the Company is terminated as a result of a “change of control,” as is defined in the Company’s 2009 Stock Incentive Plan, he will be entitled to receive a severance payment equal to twelve months of his base salary, continuation of health benefits for a period of twelve months, and the unvested portion of his stock option grants immediately shall vest in full. Separately, in the event his employment is terminated by the Company for reasons other than cause, Mr. Stefanovich will be entitled to receive a severance payment equal to six months of his base salary plus continuation of health benefits for a period of six months following his termination of employment.

The Cryoport, Inc. 2015 Omnibus Equity Incentive Plan, the Cryoport, Inc. 2011 Stock Incentive Plan and the Cryoport, Inc. 2009 Stock Incentive Plan each provide that if a “change in control” occurs, the Compensation Committee shall have the discretion to provide in the applicable option agreement that any outstanding awards shall become fully vested and exercisable.

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

Director Fees

Director Fees

Effective January 1, 2015 through October 1, 2015, the compensation plan for non-employee directors was as follows:

Director fees were paid in cash, restricted shares of the Company’s common stock or a combination thereof, at the option of the director.

Option 1: Cash compensation of $40,000, paid quarterly,

Option 2: Cash compensation of $13,000, paid quarterly and $27,000 converted into common stock using the volume weighted average price (VWAP) of the stock for the last five days of the trading month ending each quarter, plus an annual grant of options, on the date of the Company’s annual meeting, to purchase 25,000 shares of the Company’s common stock; or

Option 3: No cash compensation but $40,000 converted into common stock using the volume weighted average price (VWAP) of the stock for the last five days of the trading month ending each quarter and paid quarterly. This option carries a 15% premium, as there is no cash outlay to the Company. The calculation would be $40,000 X 1.15 = $46,000/VWAP.

In addition to the compensation options above, the following compensation applied to non-employee directors chairing a committee of our board of directors. This compensation was paid on the same basis as the director chose from the options described above:

Chairman/Lead Director	$25,000
Audit Committee	$20,000
Compensation Committee	$10,000
Nominating and Corporate Governance Committee	$10,000

Effective October 1, 2015, the compensation plan for non-employee directors is as follows:

Director fees are paid in cash, restricted shares of the Company’s common stock or a combination thereof, at the option of the director.

Option 1: Annual cash compensation of $40,000, paid quarterly,

Option 2: Annual cash compensation of $13,333, paid quarterly and $26,667 converted into common stock using the volume weighted average price (VWAP) of the stock for the last five days of the trading month ending each quarter, plus an annual grant of options, on the date of the Company’s annual meeting, to purchase 25,000 shares of the Company’s common stock; or

Option 3: No annual cash compensation but $40,000 converted into common stock using the volume weighted average price (VWAP) of the stock for the last five days of the trading month ending each quarter and paid quarterly. This option carries a 15% premium, as there is no cash outlay to the Company. The calculation would be $40,000 X 1.15 = $46,000/VWAP.

In addition to the compensation options above the following compensation apply to non-employee directors chairing a committee of our board of directors. This compensation will be paid on the same basis as the director chose from the options described above:

Chairman/Lead Director	$25,000
Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000

Newly appointed directors receive an initial grant of options to purchase 50,000 shares of the Company’s common stock, vesting monthly over four years.

Director Stock Option Grants

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

Annual awards were granted on August 20, 2015, subject to stockholder approval of the 2015 Omnibus Equity Incentive Plan which occurred on November 20, 2015. Mr. Berman, Mr. Rathmann, Dr. Mandalam and Mr. Zecchini were each granted an option to purchase 113,300, 80,000, 80,000 and 80,000 shares, respectively, of the Company’s common stock with an exercise price of $3.07 per share.

On September 25, 2015 Dr. Hariri was granted an option to purchase 50,000 shares of the Company’s common stock, subject to the approval of the 2015 Omnibus Equity Incentive Plan which occurred on November 20, 2015, with an exercise price of $2.66 per share when he joined the board.

The following table sets forth the director compensation of the non-employee directors of the Company during fiscal 2016.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Richard Berman	33,333	56,917	251,839	—	342,089
Robert Hariri, M.D., Ph.D (3)	30,925	—	94,734	—	125,659
Ramkumar Mandalam, Ph.D.	13,167	26,833	186,099	—	226,099
Richard Rathmann (4)	—	42,800	214,263	—	257,063
Edward Zecchini	14,833	35,167	186,099	—	236,099

(1)	Fees earned or paid in cash as shown in this schedule represent payments and accruals for directors’ services earned during fiscal 2016.

(2)	This column represents the total grant date fair value of all stock options granted in fiscal 2016. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made in fiscal 2016, refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

(3)	Dr. Hariri become a member of our board of directors in September 2015.

(4)	Mr. Rathmann served as a director of the Company through the Company’s annual meeting of stockholders on October 28, 2015.

AUDIT COMMITTEE REPORT

The Audit Committee of the Board has furnished the following report on the Company’s audit procedures and its relationship with its independent registered public accounting firm for fiscal 2016.

The Audit Committee has reviewed and discussed with the Company’s management the audited consolidated financial statements. The Audit Committee has also discussed with KMJ Corbin & Company LLP the matters required to be discussed by Auditing Standards No. 16, as amended (AICPA Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report Form 10-K for fiscal 2016 filed with the SEC.

Audit Committee
Richard Berman (Chairman)
Robert Hariri
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of June 13, 2016, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and named executive officers as a group. As of June 13, 2016, there were 14,271,910 shares of common stock outstanding. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Cryoport, Inc., 17305 Daimler St, Irvine, CA 92614.

The following table gives effect to the shares of common stock issuable within 60 days of June 13, 2016, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

	Number of Shares		Percentage of Shares
	of Common Stock		of Common Stock
Beneficial Owner	Beneficially Owned(2)		Beneficially Owned
Executive Officers and Directors:
Jerrell W. Shelton	1,594,298	(1)	10.5%
Richard Berman	82,721	(1)(3)	*
Robert Hariri, M.D. Ph.D.	33,333	(1)	*
Ramkumar Mandalam Ph.D.	47,525	(1)	*
Edward Zecchini	50,830	(1)	*
Robert S. Stefanovich	159,918	(1)	1.1%

All directors and named executive officers as a group (6 persons)	1,968,625	(1)	12.7%

*           Represents less than 1%

(1)	Includes shares which individuals shown above have the right to acquire as of June 13, 2016, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows: Mr. Shelton — 866,362 shares; Mr. Berman — 53,187 shares; Dr. Hariri — 33,333 shares; Dr. Mandalam—36,433 shares; Mr. Zecchini—36,433 and Mr. Stefanovich — 159,918 shares .

(2)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares which the selling security holder has the right to acquire within 60 days.

(3)	Includes 9,250 warrants and 8,138 shares owned by Mrs. Richard Berman, spouse of Mr. Berman.

Equity Compensation Plan Information

We currently maintain three equity compensation plans, referred to as the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan” and collectively, the “Plans”). The 2002 Plan, the 2009 Plan and the 2011 Plan (the “Prior Plans”) have been superseded by the 2015 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled or have otherwise expired or terminated I accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. Our Compensation Committee is responsible for making, reviewing and recommending grants of options and other awards under these plans which are approved by the Board.

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

The 2011 Plan, as amended, which was approved by our stockholders at our 2011 Annual Meeting of Stockholders held on September 22, 2011 and, with respect to the amendments, at our 2012, 2013 and 2014 Annual Meeting of Stockholders held on September 13, 2012, September 6, 2013 and August 29, 2014, respectively, provides for the grant of stock-based incentives. The 2011 Plan allows for the grant of up to 1,158,334 shares of our common stock for awards to our officers, directors, employees and consultants. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock rights, restricted stock, performance share units, performance shares, performance cash awards, stock appreciation rights, and stock grant awards. The 2011 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code. Awards may be granted under the 2011 Plan until September 21, 2021 or until all shares available for Awards under the 2011 Plan have been purchased or acquired unless the stockholders of the Company vote to approve an extension of the 2011 Plan prior to such expiration date.

The 2015 Plan was approved by the stockholders in October 2015. The 2015 Plan allows for the grant of up to 5,000,000 shares of our common stock for the grant of stock-based incentives. As of March 31, 2016, the Company had 3,074,650 shares available for future awards under the 2015 Plan.

In addition to the stock options issued pursuant to the Company’s three stock incentive plans, the Company has granted warrants to employees, officers, non-employee directors and consultants. The warrants are generally not subject to vesting requirements and have ten-year terms.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of March 31, 2016 concerning the Company’s common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Company’s equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	2,903,363	$4.22	3,074,650
Equity compensation plans not approved by stockholders(1)	12,249,830	$4.55	N/A

Total	15,153,193	$4.49	3,074,650

(1)	During November 5, 2012 through May 7, 2015, a total of 1,095,962 options outstanding were granted to employees outside of an option plan of which 890,935 shares were issued to Mr. Shelton and 127,402 shares were issued to Mr. Stefanovich.

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

As of March 31, 2016 and 2015, we had an aggregate principal balance of $966,000 and $1.3 million in unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to us from February 2001 through March 2005.

In March 2015, we entered into definitive agreements relating to the exchange or amendment of the notes evidencing such working capital advances. Three of the notes issued to Patrick Mullins, M.D., Maryl Petreccia and Jeffrey Dell, M.D., which as of March 31, 2016 had outstanding principal balances of $448,200, $266,700 and $208,900, respectively, were amended and the holders received warrants for the purchase 37,347, 22,224, and 17,412 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, and warrants to purchase 834, 417, and 417 shares, respectively, of the our common stock, exercisable on March 2, 2015 and expiring on March 1, 2020, to reimburse the three note holders for any fees or other expenses incurred in connection with this transaction. The notes, as amended, required interest payments on a calendar quarterly basis and all outstanding principal and accrued interest on the maturity date, which was the earlier to occur of (i) March 1, 2016, (ii) the sale of all or substantially all of our assets, or (iii) the merger, consolidation or other similar reorganization of the Company or an affiliate of our Company with another entity. Under the terms of such note, upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $5,000,000 of gross cash proceeds to the Company for the sale of shares of Common Stock or includes the sale of shares of Common Stock among the sale of other securities, the holder had the option to convert into the securities issued in such offering at a twenty percent (20%) to the price per share (or per unit, if applicable) of the securities issued by the Company in such offering. The holders elected not to convert into such securities issued by the Company.

On March 1, 2016, we entered into definitive agreements with the three note holders to amend and restate the outstanding related-party notes payable, which were to become due March 1, 2016, pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088 and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new convertible promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which as of March 31, 2016 had an outstanding principal balance of $35,800, required interest payments on a calendar quarterly basis and all outstanding principal and accrued interest on the maturity date, which was March 1, 2016. Under the terms of such note, upon the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $5,000,000 of gross cash proceeds to the Company for the sale of shares of Common Stock or includes the sale of shares of Common Stock among the sale of other securities, the holder had the option to convert into the securities issued in such offering at a twenty percent (20%) to the price per share (or per unit, if applicable) of the securities issued by the Company in such offering. The holder elected not to convert into such securities issued by the Company. On March 1, 2016, we entered into a verbal agreement to extend the term of the related-party note to April 1, 2016. On April 1, 2016, we entered into a definitive agreement to amend and extend the term of the note to July 1, 2016.

One note issued to Marc Grossman, M.D., which as of March 31, 2016 had an outstanding principal balance of $6,500, as amended, now provides for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments will be due if no event of default occurs and if the Company (i) complies with its regular payment obligations, reimburses the payee for attorneys’ fees in connection with the negotiation of the Note Amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately pays all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 are paid in full before May 1, 2016, other than (Y) notes that are satisfied upon conversion into common stock, warrants or any other equity of the Company, or (Z) notes that have been paid in full before March 2, 2015. All principal and interest under the Original Note, as amended by the Note Amendment, will be due and shall be paid on May 1, 2016. The note requires monthly payments of $20,000, except for the month of June 2015, where the monthly payment is $72,000. Such note was paid in its entirety in April 2016.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firms Fees

The following table shows the fees that were billed to us for the audit and other services provided by KMJ Corbin & Company LLP (“KMJ”) for the Company’s fiscal 2016 and fiscal 2015.

	2016	2015
Audit Fees	$75,600	$76,300
Audit-Related Fees	43,237	19,775
Tax Fees	13,000	9,275

	$131,837	$105,350

The fees billed to us by KMJ during or related to the fiscal years ended March 31, 2016 and 2015 consist of audit fees, audit-related fees and tax fees, as follows:

Audit Fees. Represents the aggregate fees billed to us for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of our consolidated financial statements included in our Form 10-Q filings for each fiscal quarter.

Audit-Related Fees. Represents the aggregate fees billed to us for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already reported in Audit Fees. These services include accounting consultations and attestation services that are not required by statute such as comfort letters, S-1 and S-8 filings.

Tax Fees. Represents the aggregate fees billed to us for professional services rendered for tax returns, compliance and tax advice.

All Other Fees. We did not incur any other fees to KMJ during the fiscal years ended March 31, 2016 and 2015.

Policy on Audit Committee Pre-Approval of Fees

The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the fiscal years ended March 31, 2016 and 2015, all services billed by KMJ were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 8, 2016.

3.3	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 30, 2015.

3.4	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.5	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.6	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015. Incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

Exhibit No.	Description

3.7	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.8.

3.8	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.9.

3.9	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.10	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.11	Certificate of Amendment filed with the Nevada Secretary of State on November 23, 2015. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 23, 2015.

4.1	Form of Securities Purchase Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.2	Form of Registration Rights Agreement. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.3	Form of Warrant. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.4	Form of Warrant issued with Convertible Promissory Notes. Incorporated by reference to Exhibit 4.20 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.5	Form of Warrant issued upon Conversion of Convertible Promissory Notes. Incorporated by reference to Exhibit 4.21 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.6	Form of Warrant Issued to Placement Agents. Incorporated by reference to Exhibit 4.22 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.7	Form of Warrant issued with Convertible Promissory Notes (5% Bridge Notes). Incorporated by reference to Exhibit 4.23 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

4.8	Form of Warrant issued in connection with the May 2014 private placement. Incorporated by reference to Exhibit 4.24 of the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

4.9	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 9, 2014.

4.10	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

4.11	Form of Warrant issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.12	Form of March Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.13	Form of March Fee Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.14	Form of Warrant and Warrant Certificate issued in connection with public offering of Units. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 4.28.

Exhibit No.	Description

4.15	Form of Warrant issued to Aegis Capital Corp. in connection with public offering of Units. Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 dated June 12, 2015 and referred to as Exhibit 4.29.

4.16	Form of Warrant issued with Second Amended and Restated Note. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 1, 2016.

4.17	Form of Subscription Rights Certificate. Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1 dated April 28, 2016.

10.1	Amended and Restated Master Consulting and Engineering Services Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.2	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

10.3	Form Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated October 9, 2009.

10.4	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.5	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.6	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.7	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.8*	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.9*	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.10	Form of Subscription Agreement in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.11	Form of Election to Convert in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.
.
10.12	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.13	Subscription Agreement and Letter of Investment Intent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

10.14	Form of Note Exchange Agreement and Letter of Investment Intent, dated February 19, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

Exhibit No.	Description

10.15	Form of Exchange Note issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.16*	Stock Option Agreement dated December 18, 2014 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

10.17	Purchase and Sale Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.18	2015 Omnibus Equity Incentive Plan. Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 1, 2015.

10.19	Standard Industrial/Commercial Multi-Tenant Lease – Net dated for reference purposes only October 2, 2015 between the Cryoport Systems, Inc. and Daimler Opportunity, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.20	Guaranty between the Company and Daimler Opportunity, LLC dated as of October 2, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.21	Form of Second Amended and Restated Note. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 1, 2016.

21+	Subsidiaries of Registrant.

23.1+	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton
Chief Executive Officer and Director

Date: June 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON	Chief Executive Officer and Director	June 28, 2016
Jerrell W. Shelton	(Principal Executive Officer)

/s/ ROBERT S. STEFANOVICH	Chief Financial Officer	June 28, 2016
Robert S. Stefanovich	(Principal Financial and Accounting Officer)

/s/ RICHARD BERMAN	Director	June 28, 2016
Richard Berman

/s/ ROBERT HARIRI	Director	June 28, 2016
Robert Hariri, M.D., Ph.D.

/s/ RAMKUMAR MANDALAM, PH.D.	Director	June 28, 2016
Ramkumar Mandalam Ph.D.

//s/ EDWARD ZECCHINI	Director	June 28, 2016
Edward Zecchini

Cryoport, Inc. and Subsidiary

Consolidated Financial Statements

As of March 31, 2016 and 2015

For Each of the Two Years Ended March 31, 2016

Cryoport, Inc. and Subsidiary

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Cryoport, Inc.

We have audited the accompanying consolidated balance sheets of Cryoport, Inc. and subsidiary (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cryoport, Inc. and subsidiary as of March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has recurring operating losses from inception and has used substantial amounts of working capital in its operations. Although the Company has cash and cash equivalents of $2.8 million at March 31, 2016, management has estimated that cash on hand will only be sufficient to allow the Company to continue its operations through the third quarter of fiscal 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
June 28, 2016

Cryoport, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$2,792,526	$1,405,186
Accounts receivable, net of allowance for doubtful accounts of $22,100 and $12,200, respectively	1,020,999	589,699
Inventories	69,801	69,680
Prepaid expenses and other current assets	248,729	97,337

Total current assets	4,132,055	2,161,902
Property and equipment, net	1,319,741	307,926
Intangible assets, net	8,581	136,821
Deposits	363,403	—

Total assets	$5,823,780	$2,606,649

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other accrued expenses	$1,271,926	$758,696
Accrued compensation and related expenses	508,754	725,712
Notes payable and accrued interest, net of discount of $221,400 at March 31, 2015	—	535,507
Related-party notes payable and accrued interest, net of discount of $24,900 and $259,600, respectively	392,898	976,581

Total current liabilities	2,173,578	2,996,496
Related-party notes payable, net of current portion	554,275	26,452

Total liabilities	2,727,853	3,022,948

Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock, $0.001 par value; 800,000 shares authorized; none and 454,750 shares issued and outstanding at March 31, 2016 and 2015, respectively	—	455
Class B convertible preferred stock, $0.001 par value; 585,000 shares authorized; none and 161,709 shares issued and outstanding at March 31, 2016 and 2015, respectively	—	162
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,251,313 and 5,026,585 issued and outstanding at March 31, 2016 and 2015, respectively	12,251	5,026
Additional paid-in capital	116,214,522	97,346,137
Accumulated deficit	(113,130,846)	(97,768,079)

Total stockholders’ equity (deficit)	3,095,927	(416,299)

Total liabilities and stockholders’ equity (deficit)	$5,823,780	$2,606,649

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended March 31,
	2016	2015
Revenues	$5,882,199	$3,935,320
Cost of revenues	3,991,885	2,766,391
Gross margin	1,890,314	1,168,929
Operating costs and expenses:
General and administrative	5,925,171	3,497,230
Sales and marketing	4,155,776	2,912,151
Research and development	550,263	352,580
Total operating costs and expenses	10,631,210	6,761,961
Loss from operations	(8,740,896)	(5,593,032)
Other expense:
Interest expense	(1,065,942)	(1,428,015)
Other expense, net	(9,901)	(4,266)
Loss before provision for income taxes	(9,816,739)	(7,025,313)
Provision for income taxes	(3,625)	(1,600)
Net loss	(9,820,364)	(7,026,913)
Preferred stock beneficial conversion charge	(4,474,348)	(4,864,292)
Undeclared cumulative preferred dividends	(762,727)	(305,328)
Net loss attributable to common stockholders	$(15,057,439)	$(12,196,533)
Net loss per share attributable to common stockholders – basic and diluted	$(2.05)	$(2.44)
Weighted average common shares outstanding – basic and diluted	7,339,855	5,006,219

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

	Class A		Class B						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Equity (Deficit)
Balance at March 31, 2014	—	$—	—	$—	4,999,338	$4,999	$83,567,380	$(85,876,874)	$(2,304,495)
Net loss	—	—	—	—	—	—	—	(7,026,913)	(7,026,913)
Stock-based compensation expense	—	—	—	—	—	—	864,306	—	864,306
Issuance of Class A convertible preferred stock, net of offering costs of $577,600	291,142	291	—	—	—	—	2,915,774	—	2,916,065
Issuance of Class A convertible preferred stock upon conversion of 5% bridge notes and accrued interest	163,608	164	—	—	—	—	1,766,833	—	1,766,997
Issuance of Class B convertible preferred stock, net of offering costs of $249,000	—		161,709	162	—	—	1,691,344	—	1,691,506
Issuance of common stock upon exercise of options and warrants	—	—	—	—	23,913	24	92,585	—	92,609
Accretion of the fair value of the Class A and Class B convertible preferred stock beneficial conversion features and relative fair value of warrants	—	—	—	—	—	—	4,864,292	(4,864,292)	—
Estimated relative fair value of beneficial conversion feature of 5% bridge notes	—	—	—	—	—	—	826,919	—	826,919
Issuance of restricted stock in connection with consulting agreement	—	—	—	—	3,334	3	17,397	—	17,400
Estimated relative fair value of warrants issued in connection with related-party notes payable	—	—	—	—	—	—	280,370	—	280,370
Estimated relative fair value of warrants issued in connection with 7% notes payable	—	—	—	—	—	—	458,937	—	458,937

Balance at March 31, 2015	454,750	455	161,709	162	5,026,585	5,026	97,346,137	(97,768,079)	(416,299)
Net loss	—	—	—	—	—	—	—	(9,820,364)	(9,820,364)
Stock-based compensation expense	—	—	—	—	—	—	2,572,296	—	2,572,296
Issuance of Class B convertible preferred stock, net of offering costs of $577,700	—	—	372,862	373	—	—	3,896,305	—	3,896,678
Issuance of common stock in public offering, net of costs of $856,800	—	—	—	—	2,090,750	2,091	5,936,008	—	5,938,099
Mandatory conversion of Class A convertible preferred stock and Class B convertible preferred stock	(454,750)	(455)	(534,571)	(535)	4,977,038	4,977	1,064,068	(1,068,055)	—
Issuance of common stock upon exercise of options and warrants	—	—	—	—	40,137	40	10,841	—	10,881
Accretion of the fair value of the Class B convertible preferred stock beneficial conversion features and relative fair value of warrants	—	—	—	—	—	—	4,474,348	(4,474,348)	—
Estimated relative fair value of beneficial conversion feature of related-party notes payable	—	—	—	—	—	—	521,056	—	521,056
Estimated relative fair value of warrants issued in connection with related-party notes payable amendment	—	—	—	—	—	—	26,901	—	26,901
Issuance of restricted stock in connection with consulting agreement	—	—	—	—	55,000	55	150,095	—	150,150
Issuance of common stock for board of director compensation	—	—	—	—	61,803	62	216,467	—	216,529

Balance at March 31, 2016	—	$—	—	$—	12,251,313	$12,251	$116,214,522	$(113,130,846)	$3,095,927

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(9,820,364)	$(7,026,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,228	197,938
Amortization of debt discount and deferred financing costs	483,058	1,368,305
Stock-based compensation expense to employees, directors and consultants	2,884,162	881,706
Estimated relative fair value of beneficial conversion feature on related-party notes payable	521,056	—
Loss on disposal of property and equipment	168,712	16,423
Loss on write-off of patents	98,086	—
Provision for bad debt	38,509	2,713
Changes in operating assets and liabilities:
Accounts receivable	(469,809)	(76,587)
Inventories	(70,471)	(39,977)
Prepaid expenses and other current assets	(151,392)	816
Deposits	(363,403)	9,358
Accounts payable and other accrued expenses	313,230	209,138
Accrued compensation and related expenses	(162,145)	271,424
Accrued interest	(14,147)	57,954

Net cash used in operating activities	(6,305,690)	(4,127,702)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,119,251)	(70,130)

Net cash used in investing activities	(1,119,251)	(70,130)

Cash Flows From Financing Activities:
Proceeds from the issuance of Class A and Class B convertible preferred stock, net of offering costs	3,896,678	4,607,571
Proceeds from exercise of stock options and warrants	10,881	92,609
Proceeds from the issuance of notes payable	—	915,000
Proceeds from public offering, net of offering costs	5,938,099	—
Repayment of notes payable	(741,377)	(173,623)
Repayment of convertible debt	—	(50,000)
Repayment of offering and deferred financing costs	—	(30,120)
Repayment of related-party notes payable	(292,000)	(128,000)

Net cash provided by financing activities	8,812,281	5,233,437

Net change in cash and cash equivalents	1,387,340	1,035,605
Cash and cash equivalents — beginning of year	1,405,186	369,581

Cash and cash equivalents — end of year	$2,792,526	$1,405,186

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$57,121	$753

Cash paid for income taxes	$3,625	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for accrued board of director compensation	$54,813	$—

Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$4,474,348	$4,864,292

Cumulative undeclared preferred dividends recorded upon conversion of Class A convertible preferred stock and Class B convertible preferred stock into common stock	$1,068,055	$—

Estimated relative fair value of warrants issued in connection with related-party notes payable	$26,901	$280,370

Leasehold improvements paid by tenant allowance included in accounts payable and accrued expenses	$200,000	$—

Estimated relative fair value of warrants issued in connection with notes payable	$—	$458,937

Reclassification of shipper inventory to property and equipment	$70,350	$—

Conversion of convertible debentures payable and accrued interest into convertible preferred stock units	$—	$1,766,997

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

Going Concern

The consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. At March 31, 2016, we had an accumulated deficit of $113.1 million. During the year ended March 31, 2016, we used cash in operations of $6.3 million and had a net loss of $9.8 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at March 31, 2016, together with the proceeds from the tender offer completed in April 2016, the rights offering completed in June 2016, and revenues generated from our services will be sufficient to sustain our planned operations through the third quarter of fiscal year 2017; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis and on acceptable terms or at all. Management’s inability to successfully achieve significant revenue increases or implement cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern. To address this issue, we are seeking additional capitalization to properly fund our efforts to become a self-sustaining financially viable entity.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

On May 12, 2015, our Board of Directors approved an amendment to our certificate of incorporation to effect a reverse stock split by a ratio of 1-for-12.   The reverse stock split was effective on May 19, 2015.  Unless otherwise noted, all share and per share data in the accompanying consolidated financial statements give effect to the 1-for-12 reverse stock split of our common stock. Financial information updated by this capital change includes loss per common share, stock price per common share, weighted average common shares, outstanding common shares, common stock and additional paid-in capital.

Principles of Consolidation

The consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated.

Reclassification

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity instruments and conversion features.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except for related-party notes payable, approximates fair value at March 31, 2016 and 2015 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit insurance coverage limits up to $250,000 per owner. At March 31, 2016 and 2015, the Company had cash balances of approximately $2.6 million and $1.3 million, respectively, which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2016 and 2015 are net of reserves for doubtful accounts of $22,100 and $12,200, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At March 31, 2016 and 2015, there was one customer that accounted for 25.5% and 14.6%, respectively, of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at March 31, 2016 and 2015.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During fiscal years 2016 and 2015, the Company had revenues from foreign customers of approximately $825,100 and $617,200, respectively, which constituted approximately 14.0% and 15.7%, respectively, of total revenues. For the fiscal years ended March 31, 2016 and 2015, there was one customer that accounted for 14.0% and 22.7%, respectively, of net revenues. No other single customer generated over 10% of net revenues during 2016 and 2015.

Inventories

The Company’s inventories consist of packaging materials and accessories that are sold to customers. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

Property and Equipment

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the container. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the container over a period of time. The Company retains the title to the containers and provides its customers the use of the container for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result, the Company classifies the containers as property and equipment for the per-use container program.

Property and equipment are recorded at cost. Cryogenic shippers and data loggers, which comprise of 35% and 90% of the Company’s net property and equipment balance at March 31, 2016 and 2015, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the consolidated statements of operations.

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued. During the year ended March 31, 2016, the Company wrote off patents aggregating $98,100 to research and development expense in the accompanying consolidated statement of operations. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2016.

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

Preferred stock is convertible to common stock at a rate of conversion that is below market value, therefore, this feature is characterized as a BCF. The Company records this BCF as a discount to the preferred stock and accretes the discount to accumulated deficit as a deemed dividend through the earliest conversion date or upon issuance if the preferred stock can be immediately converted.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2016 and 2015, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rate.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s provision for income taxes consists of state minimum taxes.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2016 and 2015 and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended March 31, 2016 and 2015. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2016, the Company is no longer subject to U.S. federal examinations for years before 2012 and for California franchise and income tax examinations for years before 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at March 31, 2016 and 2015 were zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during years ended March 31, 2016 and 2015.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed dividends and cumulative preferred stock dividends, (if any), whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of March 31, 2016 and 2015, the Company had cumulative, undeclared, dividends that had not been accrued related to its preferred stock of $0 and $305,300, respectively. During the years ended March 31, 2016 and 2015, undeclared dividends prior to the conversion of the preferred stock into common stock in 2016 totaling $762,700 and $305,300, respectively, were added to the net loss on the consolidated statements of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for each of the two years in the period ended March 31, 2016:

	Years Ended March 31,
	2015	2016
Net loss	$(9,820,364)	$(7,026,913)
Less:
Preferred stock beneficial conversion charge	(4,474,348)	(4,864,292)
Undeclared cumulative preferred dividends	(762,727)	(305,328)
Net loss attributable to common stockholders	$(15,057,439)	$(12,196,533)
Weighted average common shares outstanding – basic and diluted	7,339,855	5,006,219
Basic and diluted net loss per share attributable to common stockholders	$(2.05)	$(2.44)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Years Ended March 31,
	2016	2015
Class A convertible preferred stock	—	1,136,875
Class B convertible preferred stock	—	404,273
Stock options	472,510	419,785
Warrants	703,424	436,779
	1,175,934	2,397,712

Segment Reporting

We currently operate in one reportable segment and the chief operating decision maker is our Chief Executive Officer.

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2016 and 2015.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The amendments in this update apply to inventory that is measured using first-in, first-out (FIFO) or average cost. They do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this update, there are no other substantive changes to the guidance on measurement of inventory. The amendments in this update more closely align the measurement of inventory in International Financial Reporting Standards (IFRS) and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently assessing the impact the adoption of ASU 2015-11 will have on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with IFRS and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The Company chose to adopt the update prospectively beginning in the year ended March 31, 2016.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides for a comprehensive change to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, with a modified retrospective transition. Management is currently evaluating the impact this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Management is currently evaluating the impact this standard will have on our consolidated financial statements.

Note 3. Inventories

Inventories consist of the following:

	March 31,
	2016	2015
Raw materials	$56,923	$41,725
Finished goods	12,878	27,955

	$69,801	$69,680

Note 4. Property and Equipment

Property and equipment consist of the following:

	March 31,
	2016	2015
Cryogenic shippers and data loggers	$1,287,781	$1,034,554
Furniture and fixtures	50,615	30,746
Computers and software	494,848	66,577
Machinery and equipment	301,722	283,943
Leasehold improvements	406,471	23,652

	2,541,437	1,439,472
Less accumulated depreciation and amortization	(1,221,696)	(1,131,546)

	$1,319,741	$307,926

Total depreciation and amortization expense related to property and equipment amounted to $209,100 and $154,700 for the years ended March 31, 2016 and 2015, respectively.

Note 5. Intangible Assets

	March 31, 2016
Intangible assets consist of the following:	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$47,375	$(47,375)	$—	—
Software development costs	547,127	(538,546)	8,581	0.6
Total intangible assets	$594,502	$(585,921)	$8,581

	March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$154,214	$(56,128)	$98,086	5.0
Software development costs	547,127	(508,392)	38,735	1.0
Total intangible assets	$701,341	$(564,520)	$136,821

Amortization expense for intangible assets for the years ended March 31, 2016 and 2015 was $30,100 and $43,200, respectively. Estimated amortization expense in fiscal 2017 is expected to be $8,600.

Note 6. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following:

	March 31,
	2016	2015
Accrued salary and wages	$261,064	$161,241
Accrued paid time off	199,190	159,992
Accrued board of director fees	48,500	401,532
Other accrued obligations	—	2,947
	$508,754	$725,712

Note 7. Debt

7% Bridge Notes

From December 2014 through February 2015, the Company issued to certain accredited investors 2014 Series Secured Promissory Notes (the “7% Bridge Notes”) in the aggregate original principal amount of $915,000. The 7% Bridge Notes accrued interest at a rate of 7% per annum. All principal and interest under the 7% Bridge Notes was due on July 1, 2015, however, the Company could have elected to extend the maturity date of the notes to January 1, 2016 by providing written notice to the note holders and a warrant to purchase a number of shares of the Company’s common stock equal to (a) the then outstanding principal balance of the note, divided by (b) $6.00 multiplied by 125%. The Company could have prepaid the 7% Bridge Notes at any time without penalty and prepaid the 7% Bridge Notes in an amount equal to 25% of the net cash proceeds received by the Company during each month from the issuance of either debt or equity.

The 7% Bridge Notes were secured by all tangible assets of the Company pursuant to the terms of that certain Security Agreement dated December 3, 2014 between the Company and the note holders. The Company was obligated to keep the collateral and all of its other personal property and assets free and clear of all other security interests, except for certain limited exceptions.

In connection with the issuance of the 7% Bridge Notes, the Company issued the note holders warrants to purchase 190,625 shares of common stock at an exercise price of $6.00 per share. The warrants were exercisable on May 31, 2015 and expire on November 30, 2021. The relative fair value of the warrants of $458,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the notes.  During the years ended March 31, 2016 and 2015, the Company amortized $221,400 and $237,500 of the debt discount, respectively, to interest expense for these notes.

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

5% Bridge Notes

From December 2013 to March 2014, the Company issued to certain accredited investors unsecured convertible promissory notes in the original principal amount of $1,793,000 (the “5% Bridge Notes”).

The 5% Bridge Notes accrued interest at a rate of 5% per annum from the date of issuance through date of payment, on a non-compounding basis. All principal and interest under the 5% Bridge Notes became due on June 30, 2014.

In connection with the issuance of the 5% Bridge Notes, the Company granted these investors warrants to purchase 74,709 shares of common stock at an exercise price of $5.88 per share. The warrants were exercisable on May 31, 2014 and expire on December 31, 2018. The relative fair value of the warrants of $279,100 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the 5% Bridge Notes.  During the year ended March 31, 2015, the Company amortized $184,700 of the debt discount to interest expense for these notes.

The agreement allowed that in the event the Company designated and issued one or more types of equity securities while the 5% Bridge Notes were outstanding (a “Subsequent Offering”), the Company must provide written notice to the holders of the notes and such holders had a right to convert up to all of the principal and accrued unpaid interest on the notes into shares of such equity securities on the same terms as the Subsequent Offering during the ten days following the provision of such notice. The conversion price for these equity securities was 90% of the offering price for the equity securities in the Subsequent Offering. At the time of issuance, the Company was unable to value the conversion feature of these 5% Bridge Notes given the absence of a fixed conversion rate and the convertibility of the 5% Bridge Notes was contingent upon the completion of a Subsequent Offering. However, on May 6, 2014, the Company completed the first convertible preferred stock offering which established a firm commitment date. This triggered the valuation of the beneficial conversion feature of the 5% Bridge Notes which aggregated $826,900 and was recorded as interest expense during the year ended March 31, 2015. Note holders with a principal amount of $1,743,000, together with $24,000 of accrued interest, converted their 5% Bridge Notes to convertible preferred stock units and one note holder was paid principal and interest of $50,800.

Emergent Financial Group, Inc. (“Emergent”) served as the Company’s placement agent in connection with the original placement of the 7% Bridge Notes and 5% Bridge Notes and earned a commission of 9% of the original principal balance of such notes. Debt financing costs in the aggregate of $492,500, comprised primarily of the commission earned by Emergent, were amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the notes. During the year ended March 31, 2015, the Company amortized $98,400 of the debt financing costs to interest expense for these notes.

Note 8. Related-Party Transactions

As of March 31, 2016 and 2015, the Company had aggregate principal balances of $966,000 and $1.3 million, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

In March 2015, we entered into definitive agreements relating to the exchange or amendment of the notes evidencing such working capital advances. Three of the notes issued to Patrick Mullins, M.D., Maryl Petreccia and Jeffrey Dell, M.D., which as of March 31, 2016 had outstanding principal balances of $448,200, $266,700 and $208,900, respectively, were amended and restated, and the holders received warrants to purchase 37,347, 22,224, and 17,412 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, and warrants to purchase 834, 417, and 417 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, to reimburse the three note holders for any fees or other expenses incurred in connection with this transaction. The notes, as amended and restated, required interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which was the earlier to occur of (i) March 1, 2016, (ii) the sale of all or substantially all of our assets, or (iii) the merger, consolidation or other similar reorganization of the Company or an affiliate of our Company with another entity. Under the terms of such notes, upon the closing of the public offering in July 2015 (see Note 10), the holders had the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per unit issued by the Company in such offering. The holders elected not to convert into such securities issued by the Company.

The relative fair value of the related-party warrants issued in 2015 of $280,400 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the convertible notes. During the years ended March 31, 2016 and 2015, the Company amortized $259,600 and $20,800, respectively, of the debt discount to interest expense for these convertible notes.

On March 1, 2016, we entered into definitive agreements with the three note holders to amend and restate the outstanding notes, which were to become due on March 1, 2016, pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and is being amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the related-party notes. During the year ended March 31, 2016, $2,000 of the debt discount was amortized to interest expense.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which as of March 31, 2016 had an outstanding principal balance of $35,800, required interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which was March 1, 2016. Under the terms of such note, upon the closing of the public offering in July 2015 (see Note 10) the holder had the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per unit issued by the Company in such offering. The holder elected not to convert into such securities issued by the Company. On March 1, 2016, we entered into a verbal agreement to extend the term of the related-party note to April 1, 2016. On April 1, 2016, we entered into a definitive agreement to amend and extend the term of the note to July 1, 2016.

The conversion feature of the related-party notes payable at a 20% discount resulted in a BCF. The fair value of the BCF of $521,100 was recorded as a debt discount upon the resolution of the contingency and it was amortized to interest expense over the conversion term which ended on September 29, 2015.

 Related-party interest expense under these notes was $58,500 and $33,500 for the years ended March 31, 2016 and 2015, respectively. Accrued interest, which is included in related-party notes payable in the accompanying consolidated balance sheets, amounted to $6,100 and $4,600 as of March 31, 2016 and 2015, respectively.

One note issued to Marc Grossman, M.D., which as of March 31, 2016 had an outstanding principal balance of $6,500, as amended, now provides for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments will be due if no event of default occurs and if the Company (i) complies with its regular payment obligations, reimburses the payee for attorneys’ fees in connection with the negotiation of the note amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately pays all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 are paid in full before May 1, 2016, other than (Y) notes that are satisfied upon conversion into common stock, warrants or any other equity of the Company, or (Z) notes that have been paid in full before March 2, 2015. All principal and interest under the original note, as amended by the note amendment, will be due and shall be paid on May 1, 2016. The note requires monthly payments of $20,000, except for the month of June 2015, where the monthly payment is $72,000. The note was repaid in full in April 2016.

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

Note 9. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, research and development, and warehouse facilities in Irvine, California under an operating lease expiring February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. This lease agreement contains certain scheduled annual rent increases which will be accounted for on a straight-line basis. We also lease certain office equipment which expires in March 2018.

Future minimum lease payments are approximately as follows:

Years ending March 31,	Operating Leases
2017	$302,400
2018	311,300
2019	315,000
2020	324,500
2021	334,200
Thereafter	668,400
$2,255,800

Rent expense for the years ended March 31, 2016 and 2015 was approximately $134,000 and $169,000, respectively.

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

Consulting fees for services provided by KLATU were $290,100 and $339,300 for the years ended March 31, 2016 and 2015, respectively.

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

Note 10. Stockholders’ Equity

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

Common Stock Issuances For Services

On October 1, 2015, the Company issued 55,000 shares of common stock with a fair value of $150,200 to a consultant for investor relation services under a consulting agreement that expires on April 1, 2016.

During the year ended March 31, 2016, 61,803 shares of common stock with a fair value of $216,500 were issued to members of the board of directors as compensation for services.

Designation of Class A Convertible Preferred Stock

On May 2, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 800,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class A Convertible Preferred Stock (“Class A Convertible Preferred Stock”).

The rights, preferences, and privileges of the Class A Convertible Preferred Stock are summarized as follows:

•	Dividends shall accrue on shares of Class A Convertible Preferred Stock at the rate of $0.96 per annum. Such dividends shall accrue day-to-day, shall be cumulative, and shall be payable on when, as, and if declared by the Board of Directors of the Company.

•	In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Class A Convertible Preferred Stock then outstanding shall be entitled to receive a liquidation preference payment equal to $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus any accrued dividends, but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon.

•	Shares of Class A Convertible Preferred Stock shall vote together with the common stock on an as-converted basis. Holders of the Class A Convertible Preferred Stock will have 2.5 votes per share of Class A Convertible Preferred Stock held compared to one vote for each share of the Company’s common stock.

•	At any time after September 1, 2014, shares of Class A Convertible Preferred Stock shall be convertible into 2.5 shares of common stock. In addition, accrued but unpaid dividends on the preferred stock, whether or not declared, will also be convertible into common stock after September 1, 2014 at the rate of one share for each $4.80 of dividend. Such conversion is subject to adjustment in the event of any stock split or combination, certain dividends and distributions, and any reorganization, recapitalization, reclassification, consolidation, or merger involving the Company.

•	Shares of the Class A Convertible Preferred Stock shall be subject to redemption by the Company at any time on or after January 15, 2017, upon payment of $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus all accrued but unpaid dividends, whether or not declared, thereon.

•	On March 26, 2015, the Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation (“Restated Designation”). The Restated Designation adopted certain special mandatory conversion provisions for the Class A Convertible Preferred Stock upon a qualified offering (defined as a public offering resulting in at least $5,000,000 of gross cash proceeds), whereby the Class A Convertible Preferred Stock is converted into the type of securities issued in such qualified offering at a twenty percent (20%) discount.

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

Pursuant to the terms of the 5% Bridge Notes issued by the Company between December 2013 and March 2014 with a total original principal amount of $1,793,000, the issuance of the Units to Class A Investors at $12.00 per Unit entitled the holders of the 5% Bridge Notes to convert up to the entire principal and accrued interest amount under the 5% Bridge Notes into Units at a rate of $10.80 per Unit. Through March 31, 2015, 5% Bridge Note holders totaling $1,743,000 in original principal sum elected to convert their 5% Bridge Notes, including accrued interest of $24,000, for Units in exchange for the issuance of 163,608 shares of our Class A Convertible Preferred Stock and warrants to purchase up to 109,072 shares of our common stock at an exercise price of $6.00 per share. Two of the 5% Bridge Note holders that executed subscription agreements to convert 5% Bridge Notes in the aggregate principal amount of $220,000 are affiliates of the Company – Jerrell W. Shelton, the Company’s Chief Executive Officer, and GBR Investments, LLC, which is managed by Richard Rathmann, a former Director and Chairman of the Board of Directors of the Company (collectively, the “Affiliates”).

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

During the year ended March 31, 2016, all outstanding shares of Class A Convertible Preferred Stock were converted into shares of common stock (see below). As of March 31, 2016 and 2015, 0 shares and 454,750 shares, respectively, of Class A Convertible Preferred Stock and 303,167 of the related warrants were outstanding for Class A Investors and 106,432 warrants were outstanding for Emergent in connection with the Class A Convertible Preferred Stock offering and the 5% Bridge Note conversions.

Designation of Class B Convertible Preferred Stock

On February 20, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation which designated 400,000 shares of the Company’s previously authorized preferred stock, par value $0.001, as Class B Convertible Preferred Stock (“Class B Convertible Preferred Stock”). On April 15, 2015, the Company filed with the Secretary of State of the State of Nevada to increase the number of Class B Convertible Preferred stock from 400,000 to 585,000 shares.

The rights, preferences, and privileges of the Class B Convertible Preferred Stock are summarized as follows:

•	Dividends shall accrue on shares of Class B Convertible Preferred Stock at the rate of $0.96 per annum. Such dividends shall accrue day-to-day, shall be cumulative, and shall be payable on when, as, and if declared by the Board of Directors of the Company.

•	In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Class B Convertible Preferred Stock then outstanding shall be entitled to receive a liquidation preference payment equal to $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus any accrued dividends, but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon.

•	Shares of Class B Convertible Preferred Stock shall vote together with the common stock on an as-converted basis. Holders of the Class B Convertible Preferred Stock will have 2.5 votes per share of Class B Convertible Preferred Stock held compared to one vote for each share of the Company’s common stock.

•	At any time after issuance, shares of Class B Convertible Preferred Stock shall be convertible into 2.5 shares of common stock. In addition, accrued but unpaid dividends on the Class B Convertible Preferred Stock, whether or not declared, will also be convertible into common stock after issuance at the rate of one share for each $4.80 of dividend. Such conversion is subject to adjustment in the event of any stock split or combination, certain dividends and distributions, and any reorganization, recapitalization, reclassification, consolidation, or merger involving the Company.

•	Shares of the Class B Convertible Preferred Stock shall be subject to redemption by the Company at any time on or after January 15, 2017, upon payment of $12.00 per share (subject to appropriate adjustment in the event of a stock dividend, split, combination, or other similar recapitalization) plus all accrued but unpaid dividends, whether or not declared, thereon.

•	Shares of the Class B Convertible Preferred stock shall be subject to special mandatory conversion provisions upon a qualified offering (defined as a public offering resulting in at least $5,000,000 of gross cash proceeds), whereby the Class B Convertible Preferred Stock is converted into the type of securities issued in such qualified offering at a twenty percent (20%) discount.

Issuance of Class B Convertible Preferred Stock

In February 2015, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class B Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class B Investors. During the years ended March 31, 2016 and 2015, aggregate gross cash proceeds of $4.5 million (approximately $3.9 million after offering costs) and $1.9 million (approximately $1.7 million after offering costs), respectively, were collected in exchange for the issuance of 372,862 shares and 161,709 shares, respectively, of our Class B Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 248,575 shares and 107,806 shares, respectively, of our common stock at an exercise price of $6.00 per share. The Company intends to use the net proceeds for working capital purposes.

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

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $4.5 million and $1.9 million, respectively, during the years ended March 31, 2016 and 2015. These amounts were accreted to accumulated deficit and additional paid-in capital during the years ended March 31, 2016 and 2015.

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

During the year ended March 31, 2016, all outstanding shares of Class B Convertible Preferred Stock were converted to shares of common stock (see below).

Preferred Stock Conversion

On January 30, 2016 (the “Mandatory Exchange Time”), the Company caused the mandatory exchange (the “Mandatory Exchange”) of all its outstanding Class A Convertible Preferred Stock and Class B Convertible Preferred Stock (together, the “Preferred Stock”), consisting of 454,750 shares of Class A Convertible Preferred Stock and 534,571 shares of Class B Convertible Preferred Stock, into (i) an aggregate of 4,977,038 shares (the “Shares”) of common stock, $0.001 par value per share (the “Common Stock”), of the Company and (ii) an aggregate of 4,977,038  warrants with an exercise price of $3.57, each warrant representing the right to purchase one share of Common Stock (the “Warrants” and together with the Shares, the “Securities”).

The Mandatory Exchange was effected in accordance with the terms and conditions of the Company’s Amended and Restated Certificate of Designation of Class A Convertible Preferred Stock and the Company’s Amended and Restated Certificate of Designation of Class B Convertible Preferred Stock (together, as amended to date, the “Certificates of Designation”).  In accordance with each of the Certificates of Designation, a mandatory exchange of the Preferred Stock is triggered upon a Qualified Offering (as defined in the Certificates of Designation).  The Mandatory Exchange occurs on the day that is six months and one day after the closing of such Qualified Offering.  On July 29, 2015, the Company completed its public offering of 2,090,750 units (consisting of one share of Common Stock and one Warrant) at the public offering price of $3.25 per unit, which constituted a Qualified Offering (see below).  As a result, all outstanding shares of Preferred Stock were automatically exchanged at the Mandatory Exchange Time for such units sold in the Qualified Offering (consisting of one share of Common Stock and one Warrant) at an exchange rate determined by:

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

Public Equity Offering

On July 29, 2015, the Company completed the sale of common stock and warrants (the “Units”) under a registered public offering. The gross proceeds to Cryoport from the offering, including the partial exercise of the over-allotment option, were approximately $6.8 million, before underwriting discounts and commissions and other offering expenses (approximately $6.2 million after underwriting discounts, commissions and expenses).

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

In connection with this offering, the Company incurred $266,100 in offering costs that have been offset against the proceeds from this offering.

Common Stock Reserved for Future Issuance

As of March 31, 2016, approximately 15.2 million shares of common stock were issuable upon exercise of stock options and warrants, as follows:

Exercise of stock options	3,999,325
Exercise of warrants	11,153,868
Total shares of common stock reserved for future issuances	15,153,193

Note 11. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Included in outstanding warrants are 21,930 warrants at March 31, 2016 and 2015 issued to employees or directors. Our outstanding warrants expire on various dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	5,099,528	$10.08
Issued	826,284	6.00
Exercised	(23,256)	4.08
Expired	(426,750)	39.36
Outstanding — March 31, 2015	5,475,806	7.20
Issued	7,513,768	3.68
Exercised	(49,339)	2.40
Expired	(1,786,367)	9.28
Outstanding — March 31, 2016	11,153,868	$4.50	3.7	$3,800
Vested (exercisable) — March 31, 2016	11,153,868	$4.50	3.7	$3,800

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of the Company’s common stock on March 31, 2016, which was $2.03 per share.

During the years ended March 31, 2016 and 2015, the fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following assumptions:

	March 31,
	2016	2015
Expected life (years)	3.1 – 5.2	3.0 – 7.0
Risk-free interest rate	0.99% - 1.73%	1.07% - 2.00%
Volatility	99% - 121%	117% - 125%
Dividend yield	0%	0%

The following table summarizes information with respect to warrants outstanding and exercisable at March 31, 2016:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.88 – 2.40	174,187	2.4	$2.30	174,187	$2.30
$ 3.48 – 3.57	7,096,524	4.3	$3.57	7,096,524	$3.57
$ 4.44 – 4.47	1,780,634	2.6	$4.44	1,780,634	$4.44
$ 5.88 – 6.00	1,242,517	3.9	$5.99	1,242,517	$5.99
$ 8.28 – 16.56	837,609	0.9	$8.29	837,609	$8.29
$33.60 – 129.60	22,397	1.5	$98.70	22,397	$98.70
	11,153,868			11,153,868

Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of March 31, 2016, the Company had 3,074,650 shares available for future awards under the 2015 Plan.

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

During the years ended March 31, 2016 and 2015, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following assumptions:

	March 31,
	2016	2015
Expected life (years)	5.2 – 6.4	1.5 – 6.1
Risk-free interest rate	1.30% - 1.93%	0.31% - 2.03%
Volatility	116% - 122%	103% - 128%
Dividend yield	0%	0%

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	991,183	$4.20
Granted (weighted-average fair value of $4.20 per share)	955,199	4.92
Exercised	(657)	3.24
Forfeited	(150,130)	4.56
Expired	(1,850)	27.48
Outstanding — March 31, 2015	1,793,745	$4.56
Granted (weighted-average fair value of $2.83 per share)	2,536,968	4.49
Exercised	(4,601)	2.47
Forfeited	(322,760)	4.37
Expired	(4,027)	5.55
Outstanding — March 31, 2016	3,999,325	$4.44	8.4	$135,600
Vested (exercisable) — March 31, 2016	1,333,944	$4.41	7.1	$—
Expected to vest after March 31, 2016 (unexercisable)	2,665,381	$4.45	3.0	$135,600

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the common stock on March 31, 2016, which was $2.03 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2016:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.08 – 2.66	331,687	7.5	$1.82	156,254	$2.32
$3.00 – 3.96	1,430,798	8.5	$3.14	521,916	$3.21
$4.32 – 4.92	759,506	8.4	$4.75	281,164	$4.71
$5.00 – 6.36	953,344	8.9	$5.05	206,780	$5.15
$7.80 – 7.92	507,554	8.2	$7.81	151,394	$7.84
$10.32 – 99.60	16,436	4.7	$16.43	16,436	$16.43
	3,999,325			1,333,944

As of March 31, 2016, there was unrecognized compensation expense of $7.9 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.0 years.

Note 12. Income Taxes

Significant components of the Company’s deferred tax assets as of March 31, 2016 and 2015 are shown below:

	March 31,
	2016	2015
	(000’s)
Deferred tax assets:
Net operating loss carryforward	$19,209	$16,830
Research credits	56	56
Expenses recognized for granting of options and warrants	2,120	1,554
Accrued expenses and reserves	35	20
Valuation allowance	(21,420)	(18,460)
	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

	March 31,
	2016	2015
	(000’s)
Computed tax benefit at federal statutory rate	$(3,338)	$(2,382)
State tax, net of federal benefit	(349)	(187)
Stock compensation	270	—
Interest expense	76	462
Permanent items and other	184	874
Valuation allowance	3,161	1,235
	$4	$2

At March 31, 2016, the Company has federal and state net operating loss carryforwards of approximately $49,863,000 and $39,661,000 which will begin to expire in 2019, unless previously utilized, and as of 2012 have already begun to expire for state carryforwards. At March 31, 2016, the Company has federal and California research and development tax credits of approximately $18,000 and $58,000, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

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

Note 13. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data is as follows ($ in ‘000’s):

	Quarter Ended
	June 30	September 30	December 31	March 31
Year ended March 31, 2016
Total revenues	$1,431	$1,437	$1,459	$1,555
Gross margin	$488	$436	$384	$582
Operating loss	$(1,616)	$(1,822)	$(2,679)	$(2,624)

	Quarter Ended
	June 30	September 30	December 31	March 31
Net loss attributable to common stockholders	$(6,607)	$(2,665)	$(3,000)	$(2,785)
Net loss per share attributable to common stockholders - basic and diluted	$(1.31)	$(0.41)	$(0.42)	$(0.26)

Year ended March 31, 2015
Total revenues	$937	$825	$975	$1,198
Gross margin	$339	$225	$235	$370
Operating loss	$(1,168)	$(1,375)	$(1,357)	$(1,693)
Net loss	$(2,297)	$(1,385)	$(1,408)	$(1,937)
Net loss per share attributable to common stockholders - basic and diluted	$(0.61)	$(0.64)	$(0.40)	$(0.79)

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

Note 14. Subsequent Events

Tender Offer

On April 7, 2016, we completed our tender offer with respect to certain warrants to purchase up to 2,448,000 shares of common stock of the Company (the “Offer”).

Pursuant to the Offer, warrants to purchase 2,020,597 shares of the Company’s common stock were tendered by holders of warrants and were amended ( the “Amended Warrants”) and exercised in connection therewith, resulting in the issuance by the Company of an aggregate of 2,020,597 shares of its common stock (the “Exercise Shares”) for aggregate gross proceeds of $2.5 million.

The warrants of holders who elected to participate in the Offer were amended to: (i) reduce the exercise price to $1.25 per share; and (ii) shorten the exercise period to expire concurrently with the expiration date of April 7, 2016 (the “Expiration Date”). In addition, such holders also agreed: (A) to not sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of the Exercise Shares without the prior written consent of the Company for a period of sixty (60) days after the Expiration Date (the “Lock-Up Period”); and (B) acting alone or with others, to not effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

The Amended Warrants also provide that, on or prior to June 30, 2016, the Company will be required to prepare and file with the SEC a registration statement on Form S-1 covering resales of the Exercise Shares. In addition, the Company is required to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC. In the event that the Company fails to file such registration statement on or prior to June 30, 2016, (the “Filing Date”), then for each month following the Filing Date that the Company has not filed such registration statement, the Company shall issue to the holder of Exercise Shares, for no additional consideration, one share of common stock for every one hundred Exercise Shares held by such holder; provided, however, the Company shall only be liable to issue such shares for the first three months following the Filing Date and shall not be liable if any such delay is due to such holder’s failure to promptly provide on request by the Company any information required or the provision of inaccurate or incomplete information by such holder.

Rights Offering

On June 20, 2016, we completed our rights offering for gross proceeds of $1.3 million in subscriptions (including both basic and oversubscriptions) for 841,873 shares of common stock.

The rights offering was made through a distribution of non-transferable subscription rights to purchase one share of common stock for $1.55, which was 85% of the volume weighted average price per share of our common stock on NASDAQ for the five consecutive trading days immediately preceding and including May 31, 2016. The subscription rights were distributed to holders of our common stock and holders of our warrants as of the record date, May 31, 2016.

Under the terms of the offering, rights holders had the ability to oversubscribe, which entitled each rights holder that exercised their basic subscription privilege in full the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering.

Index to Exhibits,

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 8, 2016.

3.3	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 30, 2015.

3.4	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.5	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.6	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015. Incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

3.7	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.8.

3.8	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.9.

3.9	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.10	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.11	Certificate of Amendment filed with the Nevada Secretary of State on November 23, 2015. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 23, 2015.

4.1	Form of Securities Purchase Agreement. Incorporated by reference to Cryoport’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.2	Form of Registration Rights Agreement. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.3	Form of Warrant. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

4.4	Form of Warrant issued with Convertible Promissory Notes. Incorporated by reference to Exhibit 4.20 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.5	Form of Warrant issued upon Conversion of Convertible Promissory Notes. Incorporated by reference to Exhibit 4.21 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.6	Form of Warrant Issued to Placement Agents. Incorporated by reference to Exhibit 4.22 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.7	Form of Warrant issued with Convertible Promissory Notes (5% Bridge Notes). Incorporated by reference to Exhibit 4.23 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

Exhibit No.	Description

4.8	Form of Warrant issued in connection with the May 2014 private placement. Incorporated by reference to Exhibit 4.24 of the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

4.9	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 9, 2014.

4.10	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

4.11	Form of Warrant issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.12	Form of March Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.13	Form of March Fee Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.14	Form of Warrant and Warrant Certificate issued in connection with public offering of Units. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 4.28.

4.15	Form of Warrant issued to Aegis Capital Corp. in connection with public offering of Units. Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 dated June 12, 2015 and referred to as Exhibit 4.29.

4.16	Form of Warrant issued with Second Amended and Restated Note. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 1, 2016.

4.17	Form of Subscription Rights Certificate. Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1 dated April 28, 2016.

10.1	Amended and Restated Master Consulting and Engineering Services Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.2	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

10.3	Form Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated October 9, 2009.

10.4	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.5	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.6	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.7	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

Exhibit No.	Description

10.8*	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.9*	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.10	Form of Subscription Agreement in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.11	Form of Election to Convert in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.
.
10.12	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.13	Subscription Agreement and Letter of Investment Intent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

10.14	Form of Note Exchange Agreement and Letter of Investment Intent, dated February 19, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.15	Form of Exchange Note issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.16*	Stock Option Agreement dated December 18, 2014 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

10.17	Purchase and Sale Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.18	2015 Omnibus Equity Incentive Plan. Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 1, 2015.

10.19	Standard Industrial/Commercial Multi-Tenant Lease – Net dated for reference purposes only October 2, 2015 between the Cryoport Systems, Inc. and Daimler Opportunity, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.20	Guaranty between the Company and Daimler Opportunity, LLC dated as of October 2, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.21	Form of Second Amended and Restated Note. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 1, 2016.

21+	Subsidiaries of Registrant.

23.1+	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit No.	Description

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~