Form 10-Q
period 2016-06-30
Cryoport, Inc.
filed 2016-08-15
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016 there were 15,120,479 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,525,720	$2,792,526
Accounts receivable, net of allowance for doubtful accounts of $20,900 and $22,100, respectively	1,015,265	1,020,999
Inventories	83,544	69,801
Prepaid expenses and other current assets	288,955	248,729
Total current assets	5,913,484	4,132,055
Property and equipment, net	1,410,349	1,319,741
Intangible assets, net	4,860	8,581
Deposits	363,403	363,403
Total assets	$7,692,096	$5,823,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,366,543	$1,271,926
Accrued compensation and related expenses	376,844	508,754
Related-party notes payable and accrued interest, net of discount of $18,700 and $24,900, respectively	863,557	392,898
Total current liabilities	2,606,944	2,173,578
Related-party notes payable, net of current portion	—	554,275
Total liabilities	2,606,944	2,727,853

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,120,479 and 12,251,313 issued and outstanding at June 30, 2016 and March 31, 2016, respectively	15,121	12,251
Additional paid-in capital	122,135,591	116,214,522
Accumulated deficit	(117,065,560)	(113,130,846)
Total stockholders’ equity	5,085,152	3,095,927
Total liabilities and stockholders’ equity	$7,692,096	$5,823,780

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,
	2016	2015
Revenues	$1,917,566	$1,431,063
Cost of revenues	1,135,616	943,151
Gross margin	781,950	487,912
Operating costs and expenses:
General and administrative	1,429,768	1,141,748
Sales and marketing	1,195,638	884,609
Research and development	135,799	77,724
Total operating costs and expenses	2,761,205	2,104,081
Loss from operations	(1,979,255)	(1,616,169)
Other expense:
Interest expense	(21,242)	(303,800)
Warrant repricing expense	(1,929,818)	—
Other expense, net	(1,915)	(975)
Loss before provision for income taxes	(3,932,230)	(1,920,944)
Provision for income taxes	(2,484)	(3,320)
Net loss	(3,934,714)	(1,924,264)
Preferred stock beneficial conversion charge	—	(4,474,348)
Undeclared cumulative preferred dividends	—	(208,490)
Net loss attributable to common stockholders	$(3,934,714)	$(6,607,102)
Net loss per share attributable to common stockholders – basic and diluted	$(0.28)	$(1.31)
Weighted average shares outstanding – basic and diluted	14,199,742	5,055,649

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,934,714)	$(1,924,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,847	45,673
Amortization of debt discounts and deferred financing costs	6,197	286,133
Stock-based compensation expense	749,196	480,377
Warrant repricing expense	1,929,818	—
Loss on disposal of property and equipment	9,123	—
Provision for bad debt	7,425	3,340
Changes in operating assets and liabilities:
Accounts receivable	(1,691)	(171,077)
Inventories	(13,743)	(35,124)
Other assets	(16,022)	(25,192)
Accounts payable and other accrued expenses	(160,477)	(247,509)
Accrued compensation and related expenses	(131,910)	(285,460)
Accrued interest	9,018	(1,186)
Net cash used in operating activities	(1,449,933)	(1,874,289)
Cash Flows From Investing Activities:
Purchases of property and equipment	(193,857)	(109,615)
Net cash used in investing activities	(193,857)	(109,615)
Cash Flows From Financing Activities:
Proceeds from the tender offer, net of offering costs	2,290,447	—
Proceeds from the rights offering, net of offering costs	1,185,368	—
Proceeds from the issuance of Class A and Class B convertible preferred stock, net of offering costs	—	3,896,678
Proceeds from exercise of stock options and warrants	—	10,881
Repayment of notes payable	—	(741,377)
Payment for deferred offering costs	—	(89,545)
Repayment of related-party notes payable	(98,831)	(112,000)
Net cash provided by financing activities	3,376,984	2,964,637
Net change in cash and cash equivalents	1,733,194	980,733
Cash and cash equivalents — beginning of period	2,792,526	1,405,186
Cash and cash equivalents — end of period	$4,525,720	$2,385,919
Supplemental Disclosure of Non-Cash Financing Activities:
Offering costs in connection with tender offer included in accounts payable and other accrued expenses	$46,200	$—
Offering costs in connection with rights offering included in accounts payable and other accrued expenses	$184,690	$—
Offering costs for future financing included in prepaid expenses and other current assets and accounts payable and other accrued expenses	$24,204	$—
Deferred offering costs in connection with secondary public offering included in accounts payable and other accrued expenses	$—	$51,153
Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$—	$4,474,348

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2016 and 2015

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

Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Going Concern

The condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. At June 30, 2016, we had an accumulated deficit of $117.1 million. During the three months ended June 30, 2016, we used cash in operations of $1.4 million and had a net loss of $3.9 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at June 30, 2016 and revenues generated from our services will be sufficient to sustain our planned operations through the third quarter of fiscal year 2017; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except for related-party notes payable, approximates fair value at June 30, 2016 and March 31, 2016 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at June 30, 2016 and March 31, 2016 are net of reserves for doubtful accounts of $20,900 and $22,100, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At June 30, 2016 and March 31, 2016, there was one customer that accounted for 14.4% and 25.5% of net accounts receivable, respectively. No other single customer owed us more than 10% of net accounts receivable at June 30, 2016 and March 31, 2016.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the three months ended June 30, 2016 and 2015, the Company had revenues from foreign customers of approximately $314,700 and $187,900, respectively, which constituted approximately 16.4% and 13.2% of total revenues, respectively.

For the three months ended June 30, 2016, there were no customers that generated over 10% of total revenues. For the three months ended June 30, 2015, there was one customer that accounted for 18.1% of total revenues. No other single customer generated over 10% of total revenues during the three months ended June 30, 2015.

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

Property and equipment are recorded at cost. Cryogenic shippers and data loggers, which comprise of 38% and 35% of the Company’s net property and equipment balance at June 30, 2016 and March 31, 2016, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the condensed consolidated statements of operations.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2016.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of notes payable and equity financings. Deferred financing costs related to the issuance of debt are amortized over the term of the financing instrument using the effective interest method while offering costs from equity financings are netted against the gross proceeds received from the equity financings. Offering costs incurred for future financings as of June 30, 2016 are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

Preferred stock is convertible to common stock at a rate of conversion that is below market value, therefore, this feature is characterized as a BCF. The Company records this BCF as a discount to the preferred stock and accretes the discount to accumulated deficit as a deemed dividend through the earliest conversion date or upon issuance if the preferred stock can be immediately converted

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2016 and March 31, 2016, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2016 and March 31, 2016 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015. The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2016, the Company is no longer subject to U.S. federal examinations for years before 2012 and for California franchise and income tax examinations for years before 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at June 30, 2016 and March 31, 2016 were zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended June 30, 2016 and 2015.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed preferred stock dividends and cumulative preferred stock dividends, whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of June 30, 2016 and March 31, 2016, the Company had no cumulative, undeclared, dividends that have not been accrued related to its preferred stock. During the three months ended June 30, 2016 and 2015, undeclared dividends totaling $0 and $208,500, respectively, were added to the net loss on the condensed consolidated statements of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the three months ended June 30:

	Three Months Ended June 30,
	2016	2015
Net loss	$(3,934,714)	$(1,924,264)
Add:
Preferred stock beneficial conversion charge	—	(4,474,348)
Undeclared cumulative preferred dividends	—	(208,490)
Net loss attributable to common stockholders	$(3,934,714)	$(6,607,102)
Weighted average common shares issued and outstanding - basic and diluted	14,199,742	5,055,649
Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(1.31)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2016	2015
Class A convertible preferred stock	—	1,136,875
Class B convertible preferred stock	—	1,336,428
Stock options	109,078	770,558
Warrants	1,498	1,102,365
	110,576	4,346,226

Segment Reporting

We currently operate in one reportable segment and our Chief Executive Officer is the chief operating decision maker.

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides for a comprehensive change to lease accounting. The new standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases of property, plant and equipment, subsequently amortized over the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, with a modified retrospective transition. Management is currently evaluating the impact this standard will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Management is currently evaluating the impact this standard will have on our condensed consolidated financial statements.

Note 4. Related-Party Transactions

As of June 30, 2016 and March 31, 2016, the Company had aggregate principal balances of $867,200 and $996,000, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). As of June 30, 2016, the three note holders had outstanding principal balances of $403,300, $240,000 and $188,000, respectively. The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and is being amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the related-party notes. During the three months ended June 30, 2016, $6,200 of the debt discount was amortized to interest expense.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which as of June 30, 2016 had an outstanding principal balance of $35,800, required interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which was March 1, 2016. On March 1, 2016, we entered into a verbal agreement to extend the term of the related-party note to April 1, 2016. On April 1, 2016, we entered into a definitive agreement to amend and extend the term of the note to July 1, 2016. The note was repaid on July 1, 2016.

Related-party interest expense under these notes was $15,000 and $14,400 for the three months ended June 30, 2016 and 2015, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $15,000 and $6,100 as of June 30, 2016 and March 31, 2016, respectively.

One note issued to Marc Grossman, M.D., as amended, provided for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments were due if no event of default occurred and if the Company (i) complied with its regular payment obligations, reimbursed the payee for attorneys’ fees in connection with the negotiation of the note amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately paid all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 are paid in full before May 1, 2016. All principal and interest under the original note, as amended by the note amendment, was due and payable by May 1, 2016. The note required monthly payments of $20,000, except for the month of June 2015, where the monthly payment was $72,000. The note was repaid in full in April 2016.

Note 5. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, research and development, and warehouse facilities in Irvine, California under an operating lease expiring February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. This lease agreement contains certain scheduled annual rent increases which are accounted for on a straight-line basis. We also lease certain office equipment which expires in March 2018.

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

Consulting fees for services provided by KLATU were $82,700 and $74,300 for the three months ended June 30, 2016 and 2015, respectively.

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

Note 6. Stockholders’ Equity

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

Common Stock Issued for Services

During the three months ended June 30, 2016, 6,696 shares of common stock with a fair value of $15,000 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of June 30, 2016, approximately 14.0 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	4,696,919
Exercise of warrants	9,310,462
Total shares of common stock reserved for future issuances	14,007,381

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

The Amended Warrants also provide that, on or prior to June 30, 2016, the Company was required to prepare and file with the SEC a registration statement on Form S-1 covering resales of the Exercise Shares. In addition, the Company was required to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC. The Company filed the Form S-1 on June 30, 2016. In connection with this offering, the Company incurred $281,500 in offering costs that have been offset against the proceeds from this offering.

Emergent Financial Group, Inc. (“Emergent”) served as the Company’s solicitation agent and earned a commission of 7% of certain gross proceeds received pursuant to the Offer. In connection with the issuance, the Company granted Emergent warrants to purchase 178,232 shares of common stock at an exercise price of $2.04. The warrants will expire in April 2021.

As a result of reducing the exercise price of certain warrants in connection with the Offer, a warrant repricing expense of $1.9 million was incurred which was determined using Black-Scholes method and was calculated as the difference between the fair value of the warrant prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2016.

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

Under the terms of the offering, rights holders had the ability to oversubscribe, which entitled each rights holder that exercised their basic subscription privilege in full the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering. In connection with this offering, the Company incurred $304,200 in offering costs that have been offset against the proceeds from this offering.

Note 7. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2016	11,153,868	$4.50
Issued	178,232	2.04
Exercised	(2,020,597)	1.25
Forfeited	—	—
Expired	(1,041)	14.83
Outstanding — June 30, 2016	9,310,462	$4.27	3.7	$12,000
Vested (exercisable) — June 30, 2016	9,310,462	$4.27	3.7	$12,000

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on June 30, 2016, which was $2.08 per share.

The intrinsic value of the warrants repriced and exercised during the three months ended June 30, 2016 was $1.9 million.

Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of June 30, 2016, the Company had 2,260,529 shares available for future awards under the 2015 Plan.

We granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	6.0
Risk-free interest rate	1.4%
Volatility	117.8%
Dividend yield	0%

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2016	3,999,325	$4.44
Granted (weighted-average fair value of $3.22 per share)	882,074	1.89
Exercised	—	—
Forfeited	(184,480)	4.00
Expired	—	—
Outstanding — June 30, 2016	4,696,919	$3.98	8.5	$296,600
Vested (exercisable) — June 30, 2016	1,492,395	$4.36	7.2	$20,300
Expected to vest after June 30, 2016 (unexercisable)	3,204,524	$3.80	2.9	$276,300

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 30, 2016, which was $2.08 per share.

As of June 30, 2016, there was unrecognized compensation expense of $8.3 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.9 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q, the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary, Cryoport Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 28, 2016 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2016 (unaudited) and the consolidated balance sheet as of March 31, 2016 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015, and cash flows for the three months ended June 30, 2016 and 2015 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company as of March 31, 2016 and 2015 and for the years then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

General Overview

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

Recent Developments

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

The Amended Warrants also provide that, on or prior to June 30, 2016, the Company was required to prepare and file with the SEC a registration statement on Form S-1 covering resales of the Exercise Shares. In addition, the Company was required to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC. The Company filed the Form S-1 on June 30, 2016. In connection with this offering, the Company incurred $281,500 in offering costs that have been offset against the proceeds from this offering.

Emergent Financial Group, Inc. (“Emergent”) served as the Company’s solicitation agent and earned a commission of 7% of certain gross proceeds received pursuant to the Offer. In connection with the issuance, the Company granted Emergent warrants to purchase 178,232 shares of common stock at an exercise price of $2.04. The warrants will expire in April 2021.

As a result of reducing the exercise price of certain warrants in connection with the Offer, a warrant repricing expense of $1.9 million was incurred which was determined using Black-Scholes and was calculated as the difference between the fair value of the warrant prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in the condensed consolidated statement of operations for the three months ended June 30, 2016.

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

Under the terms of the offering, rights holders had the ability to oversubscribe, which entitled each rights holder that exercised their basic subscription privilege in full the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering. In connection with this offering, the Company incurred $304,200 in offering costs that have been offset against the proceeds from this offering.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	($ in 000’s)

Revenues	$1,918	$1,431	$487	34.0%
Cost of revenues	(1,136)	(943)	(193)	20.4%

Gross margin	782	488	294	60.3%
General and administrative	(1,430)	(1,142)	(288)	25.2%
Sales and marketing	(1,196)	(884)	(312)	35.2%
Research and development	(136)	(78)	(58)	74.7%
Interest expense	(21)	(304)	283	(93.0)%
Warrant repricing expense	(1,930)	—	(1,930)	100.0%
Other expense, net	(2)	(1)	(1)	96.4%
Provision for income taxes	(2)	(3)	1	(25.2)%

Net loss	$(3,935)	$(1,924)	$(2,011)	104.5%

Total revenues

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$1,319	$827	$492	59.5%
Reproductive medicine	370	335	35	10.4%
Animal health	229	269	(40)	(14.9)%

Total revenues	$1,918	$1,431	$487	34.0%

Revenues. During the first quarter of fiscal year 2017, we generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $486,500 or 34.0% to $1.9 million for the three months ended June 30, 2016, as compared to $1.4 million for the three months ended June 30, 2015. This increase is primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $491,800 or 59.5%, to $1.3 million for the quarter compared to $827,000 in the same quarter last year. During the first quarter of fiscal year 2017, we added approximately 28 new biopharma clients and supported 81 clinical trials, of which 14 trials were in Phase III. This increased activity in biopharma and the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 10.4% over the prior year driven by continued success of our targeted campaigns and in increased awareness of our cryogenic logistics solutions in this market. Our revenues from animal health decreased 14.9% over the prior year due to reduced shipping volumes and third-party freight charges being directly billed to one of our clients compared to the prior year quarter.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2016 was 40.8% of revenues, as compared to 34.1% of revenues for the three months ended June 30, 2015. The increase in gross margin by 6.7 percentage points is primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Cost of revenues for the three months ended June 30, 2016 was 59.2% of revenues, as compared to 65.9% of revenues for the prior year. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

General and administrative expenses. Selling, general and administrative expenses increased $288,000 for the three months ended June 30, 2016 or 25.2% as compared to the three months ended June 30, 2015. This increase is primarily due to increases in stock-based compensation expense of $221,900, facility expenses of $42,000 related to the move to a new facility in Irvine, California and an increase in salaries and associated employee costs of $8,200.

Sales and marketing. Sales and marketing expenses increased $312,000 or 35.2% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase is primarily due to increases in salaries and associated employee costs in the aggregate amount of $133,300 incurred to expand our sales and logistics force, targeted marketing initiatives to support our sales efforts in the amount of $110,900, stock-based compensation expense of $26,800, facility expenses of $26,400 related to the move to a new facility in Irvine, California and increased travel expenses and trade shows in the amount of $8,800.

Research and development expenses. Research and development expenses increased $58,100 or 74.7% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase is primarily due to salary and associated employee costs related to the addition of a research and development engineer. Our research and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. In addition, research and development effort has been directed towards developing an advanced condition monitoring system, SmartPak II, which was launched in June. The SmartPak II™ is an advanced integrated monitoring and communications system that tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the commodity to its intended destination. We use an outside software development company and other third parties to provide some of these services. These efforts are expected to lead to the introduction of additional shipper designs to meet market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods.

Interest expense. Interest expense decreased $282,600 for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2016 included amortization of the debt discount on the related-party notes of $6,200 and the stated interest expense of $15,000. Interest expense for the three months ended June 30, 2015 included amortization of the debt discount on the related-party notes of $64,700 and the stated interest expense of $14,400, the amortization of the debt discount on the notes payable of $221,400 and stated interest expense of $3,300.

Warrant repricing expense. Warrant repricing expense is due to the repricing of certain warrants for the tender offer that was completed April 7, 2016.

Other expense, net. The other expense, net for the three months ended June 30, 2016 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash and cash equivalents of $4.5 million and working capital of $3.3 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the three months ended June 30, 2016, we used $1.4 million of cash for operations primarily as a result of the net loss of $3.9 million offset by non-cash expenses of $2.8 million primarily comprised of warrant repricing expense of $1.9 million, amortization of debt discounts, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in prepaids and other current assets of $16,000 and a reduction in accounts payable and other accrued expenses and accrued compensation of $292,400.

Net cash used in investing activities of $193,900 during the three months ended June 30, 2016 was primarily due to the purchase of Cryoport Express® CXVC1 Shippers, Smart Pak II monitoring systems and computer equipment.

Net cash provided by financing activities totaled $3.4 million during the three months ended June 30, 2016, and resulted from net proceeds from the tender offer of $2.3 million, net proceeds from the rights offering of $1.2 million, partially offset by the repayment of related party notes of $98,800.

The Company’s management believes that, based on its current plans and assumptions, the current cash on hand, together with projected cash flows, will satisfy our operational and capital requirements through the third quarter of fiscal year 2017. The Company’s management recognizes that the Company will need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. The Company currently anticipates that it will continue to raise additional capital to fund its short term operating expenses pursuant to private placements similar to private placements the Company has conducted in the past. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2016, the Company issued 2,020,597 shares of common stock of the Company at an exercise price of $1.25 per share for gross proceeds of $2,525,746 in connection with the exercise of certain warrants that were amended pursuant to the Company’s tender offer to holders of certain warrants to purchase shares of the common stock of the Company to amend and exercise such warrants pursuant to the terms of the tender offer set forth in the Company’s Tender Offer Statement on Schedule TO and related exhibits included therein initially filed with the SEC on March 3, 2016, as subsequently amended.  Emergent Financial Group, Inc. served as the Company’s solicitation agent in connection with such tender offer and earned a cash fee equal to 7% of the gross proceeds received from the tender offer and a 3% non-accountable expense allowance of the gross proceeds received from the tender offer, in each case excluding certain proceeds with respect to tenders from holders that were not customers of Emergent Financial Group, Inc.  Emergent Financial Group, Inc. was also issued a warrant to purchase 178,232 shares of common stock of the Company at an exercise price equal to $2.04 per share and may be exercised on a cashless basis. The warrants were immediately exercisable and expire on the fifth anniversary of the date of issuance.

The issuance of the securities in the above transaction were deemed to be exempt from registration under the Securities Act by virtue of the exemption under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering, or by virtue of the exemption under Rule 506 of the Securities Act and Regulation D promulgated thereunder.

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

Cryoport, Inc.

Dated: August 15, 2016

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: August 15, 2016

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

