Form 10-K/A
period 2016-03-31
Cryoport, Inc.
filed 2016-09-23
CIK 1124524

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Cryoport, Inc., a Nevada corporation (the “Company,” “our,” “we,” or “Cryoport”), for the fiscal year ended March 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2016 (the “Original Filing”). This Amendment is being filed to correct an overstatement of the number of shares beneficially owned by Jerrell W. Shelton, our President, Chief Executive Officer and Chairman, due to an inadvertent failure to reflect the Company’s 1-for-12 reverse stock split effected on May 19, 2015. This Amendment also corrects the number of shares beneficially owned by Dr. Robert Hariri, M.D., Ph.D., a member of our board of directors. Except as updated below by this Amendment, all information set forth in the Original Filing remains unchanged. Capitalized terms used but not defined herein have the meanings ascribed to them in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Item 12 of the Original Filing is hereby amended and restated in its entirety and new certifications by our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent such date, and does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Shares of Common Stock Beneficially Owned
Executive Officers and Directors:
Jerrell W. Shelton	1,045,623	(1)	6.9%
Richard Berman	82,721	(1)(3)	*
Robert Hariri, M.D. Ph.D.	63,933	(1)	*
Ramkumar Mandalam Ph.D.	47,525	(1)	*
Edward Zecchini	50,830	(1)	*
Robert S. Stefanovich	159,918	(1)	1.1%

All directors and named executive officers as a group (6 persons)	1,450,550	(1)	9.4%

*	Represents less than 1%

(1)	Includes shares which individuals shown above have the right to acquire as of June 13, 2016, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows: Mr. Shelton — 866,362 shares; Mr. Berman — 53,187 shares; Dr. Hariri — 48,633 shares; Dr. Mandalam—36,433 shares; Mr. Zecchini—36,433 and Mr. Stefanovich — 159,918 shares .

(2)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares which the selling security holder has the right to acquire within 60 days.

(3)	Includes 9,250 warrants and 8,138 shares owned by Mrs. Richard Berman, spouse of Mr. Berman.

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
Jerrell W. Shelton
Chief Executive Officer and Director

Date: September 23, 2016

Index to Exhibits

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

+	Filed herewith.