Form 10-Q
period 2016-09-30
Cryoport, Inc.
filed 2016-11-15
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016 there were 17,599,028 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,558,028	$2,792,526
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $22,100, respectively	1,000,226	1,020,999
Inventories	82,191	69,801
Prepaid expenses and other current assets	606,823	248,729
Total current assets	4,247,268	4,132,055
Property and equipment, net	1,373,207	1,319,741
Intangible assets, net	6,323	8,581
Deposits	363,403	363,403
Total assets	$5,990,201	$5,823,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,184,330	$1,271,926
Accrued compensation and related expenses	368,235	508,754
Related-party notes payable and accrued interest, net of discount of $12,400 and $24,900, respectively	739,677	392,898
Total current liabilities	2,292,242	2,173,578
Related-party notes payable, net of current portion	—	554,275
Total liabilities	2,292,242	2,727,853

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,128,115 and 12,251,313 issued and outstanding at September 30, 2016 and March 31, 2016, respectively	15,128	12,251
Additional paid-in capital	122,932,859	116,214,522
Accumulated deficit	(119,250,028)	(113,130,846)
Total stockholders’ equity	3,697,959	3,095,927
Total liabilities and stockholders’ equity	$5,990,201	$5,823,780

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues	$1,976,826	$1,437,028	$3,894,392	$2,868,091
Cost of revenues	1,179,991	1,000,715	2,315,607	1,943,866
Gross margin	796,835	436,313	1,578,785	924,225
Operating costs and expenses:
General and administrative	1,507,634	1,260,500	2,937,402	2,402,248
Sales and marketing	1,235,353	897,271	2,430,991	1,781,880
Research and development	214,680	100,296	350,479	178,020
Total operating costs and expenses	2,957,667	2,258,067	5,718,872	4,362,148
Loss from operations	(2,160,832)	(1,821,754)	(4,140,087)	(3,437,923)
Other expense:
Interest expense	(19,305)	(601,002)	(40,547)	(904,802)
Warrant repricing expense	—	—	(1,929,818)	—
Other expense, net	(1,453)	(2,707)	(3,368)	(3,682)
Loss before provision for income taxes	(2,181,590)	(2,425,463)	(6,113,820)	(4,346,407)
Provision for income taxes	(2,878)	—	(5,362)	(3,320)
Net loss	(2,184,468)	(2,425,463)	(6,119,182)	(4,349,727)
Preferred stock beneficial conversion charge	—	—	—	(4,474,348)
Undeclared cumulative preferred dividends	—	(239,388)	—	(447,878)
Net loss attributable to common stockholders	$(2,184,468)	$(2,664,851)	$(6,119,182)	$(9,271,953)
Net loss per share attributable to common stockholders – basic and diluted	$(0.14)	$(0.41)	$(0.42)	$(1.61)
Weighted average shares outstanding – basic and diluted	15,120,479	6,505,016	14,662,626	5,774,389

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(6,119,182)	$(4,349,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,617	94,026
Amortization of debt discounts and deferred financing costs	12,463	351,568
Stock-based compensation expense	1,548,993	1,118,012
Estimated fair value of the beneficial conversion feature on related-party notes payable	—	521,056
Warrant repricing expense	1,929,818	—
Loss on disposal of property and equipment	16,372	32,817
Provision for bad debt	32,790	34,043
Changes in operating assets and liabilities:
Accounts receivable	(12,017)	(147,252)
Inventories	(12,390)	(41,624)
Other assets	(358,094)	(91,336)
Accounts payable and other accrued expenses	(88,156)	(102,696)
Accrued compensation and related expenses	(140,519)	(341,069)
Accrued interest	7,012	(20,174)
Net cash used in operating activities	(2,984,293)	(2,942,356)
Cash Flows From Investing Activities:
Purchases of property and equipment	(261,197)	(335,402)
Acquisition of intangible	(5,000)	—
Net cash used in investing activities	(266,197)	(335,402)
Cash Flows From Financing Activities:
Proceeds from the tender offer, net of offering costs	2,244,247	—
Proceeds from the rights offering, net of offering costs	998,716	—
Proceeds from issuance of common stock and warrants in public offering, net of offering costs	—	5,938,099
Proceeds from the issuance of Class A and Class B convertible preferred stock, net of offering costs	—	3,896,678
Proceeds from exercise of stock options and warrants	—	10,881
Repayment of notes payable	—	(741,377)
Repayment of related-party notes payable	(226,971)	(172,000)
Net cash provided by financing activities	3,015,992	8,932,281
Net change in cash and cash equivalents	(234.498)	5,654,523
Cash and cash equivalents — beginning of period	2,792,526	1,405,186
Cash and cash equivalents — end of period	$2,558,028	$7,059,709
Supplemental Disclosure of Non-Cash Financing Activities:
Offering costs in connection with the rights offering included in accounts payable and other accrued expenses	$560	$—
Issuance of common stock for accrued board of director compensation	$—	$54,813
Purchase of fixed assets included in accounts payable and other accrued expenses	$—	$200,000
Reclassification of shipper inventory to fixed assets	$—	$32,074
Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$—	$4,474,348

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended September 30, 2016 and 2015

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

Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is the premier provider of cryogenic logistics solutions to the life sciences industry through its purpose-built proprietary Cryoport Express® Shippers, Cryoportal™ Logistics Management Platform, SmartPak II™ Condition Monitoring System and specialized cold chain logistics expertise. The Company provides leading edge end-to-end logistics solutions for temperature-sensitive life science commodities, such as immunotherapies, stem cells, CAR-T cells and reproductive cells for clients worldwide. Leading global companies, such as FedEx, UPS and DHL have each separately selected Cryoport as the preferred cryogenic logistics provider for time- and temperature-sensitive biological material. Cryoport actively supports points-of-care, contract research organizations, central laboratories, pharmaceutical companies, contract manufacturers and university researchers.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Going Concern

The condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. At September 30, 2016, we had an accumulated deficit of $119.3 million. During the six months ended September 30, 2016, we used cash in operations of $3.0 million and had a net loss of $6.1 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash and cash equivalents at September 30, 2016, the net proceeds from the October 2016 Tender Offer (See Note 8) and revenues generated from our services will be sufficient to sustain our planned operations into the second quarter of calendar year 2017; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our need to expand our operational infrastructure, including the additional acquisition of Cryoport Express® Shippers and other equipment in response to our client’s needs. We cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing efforts will be successful. Management’s inability to achieve significant revenue increases or to complete any future financing will adversely impact our ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated.

Change in Fiscal Year End

In September 2016, the Company elected to change its fiscal year end from March 31 to a new fiscal year end of December 31. As a result of the change, the Company’s quarterly reporting periods will be comprised of the three calendar months ending March 31, June 30, September 30, and December 31. Following the filing of this Quarterly Report on Form 10-Q, the Company’s next periodic report will be filed on Form 10-K for the transition period from April 1, 2016 to December 31, 2016.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except for related-party notes payable, approximates fair value at September 30, 2016 and March 31, 2016 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to many of its customers and does not require collateral. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at September 30, 2016 and March 31, 2016 are net of reserves for doubtful accounts of $30,000 and $22,100, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At September 30, 2016 and March 31, 2016, there was one customer that accounted for 13.2% and 25.5% of net accounts receivable, respectively. No other single customer owed us more than 10% of net accounts receivable at September 30, 2016 and March 31, 2016.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the six months ended September 30, 2016 and 2015, the Company had revenues from foreign customers of approximately $583,200 and $421,100, respectively, which constituted approximately 15.0% and 14.7% of total revenues, respectively.

For the six months ended September 30, 2016, there were no customers that generated over 10% of total revenues. For the six months ended September 30, 2015, there was one customer that accounted for 18.1% of total revenues. No other customer generated over 10% of total revenues during the six months ended September 30, 2015.

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

Property and Equipment

The Company provides engineered shippers to its customers and charges a fee in exchange for the use of the shipper. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the shipper over a period of time. The Company retains the title to the shipper and provides its customers the use of the shipper for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the shipper is returned to the Company. As a result, the Company classifies the shippers as property and equipment for the per-use shipper program used by its clients.

Property and equipment are recorded at cost. Cryogenic shippers and condition monitoring systems, which comprise of 39% and 35% of the Company’s net property and equipment balance at September 30, 2016 and March 31, 2016, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2016.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of notes payable and equity financings. Deferred financing costs related to the issuance of debt are amortized over the term of the financing instrument using the effective interest method while offering costs from equity financings are netted against the gross proceeds received from the equity financings. Offering costs of $269,000 incurred for future financings as of September 30, 2016 are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2016 and March 31, 2016, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2016 and March 31, 2016 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the six months ended September 30, 2016 and 2015. The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2016, the Company is no longer subject to U.S. federal examinations for years before 2012 and for California franchise and income tax examinations for years before 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at September 30, 2016 and March 31, 2016 were zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the six months ended September 30, 2016 and 2015.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed preferred stock dividends and cumulative preferred stock dividends, whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of September 30, 2016 and March 31, 2016, the Company had no cumulative, undeclared, dividends that have not been accrued related to its preferred stock. During the six months ended September 30, 2016 and 2015, undeclared dividends totaling $0 and $447,900, respectively, were added to the net loss on the condensed consolidated statements of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the three and six months ended September 30:

	Six Months Ended September 30,
	2016	2015
Net loss	$(6,119,182)	$(4,349,727)
Add:
Preferred stock beneficial conversion charge	—	(4,474,348)
Undeclared cumulative preferred dividends	—	(447,878)
Net loss attributable to common stockholders	$(6,119,182)	$(9,271,953)
Weighted average common shares issued and outstanding - basic and diluted	14,662,626	5,774,389
Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(1.61)

	Three Months Ended September 30,
	2016	2015
Net loss	$(2,184,468)	$(2,425,463)
Add:
Undeclared cumulative preferred dividends	—	(239,388)
Net loss attributable to common stockholders	$(2,184,468)	$(2,664,851)
Weighted average common shares issued and outstanding - basic and diluted	15,120,479	6,505,016
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.41)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Six Months Ended September 30,
	2016	2015
Class A convertible preferred stock	—	1,136,875
Class B convertible preferred stock	—	1,336,428
Stock options	102,163	456,061
Warrants	1,305	1,257,635
	103,468	4,186,999

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2016 and March 31, 2016.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods ending after December 15, 2016 and early application is permitted. The Company will apply the guidance and disclosure provisions of the new standard upon adoption in its December 31, 2016 consolidated financial statements.

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

Note 4. Related-Party Transactions

As of September 30, 2016 and March 31, 2016, the Company had aggregate principal balances of $739,000 and $966,000, respectively, in outstanding unsecured indebtedness owed to five related parties, including four former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). As of September 30, 2016, the three note holders had outstanding principal balances of $358,500, $213,300 and $167,200, respectively. The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and is being amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the related-party notes. During the six months ended September 30, 2016, $12,500 of the debt discount was amortized to interest expense.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which as of September 30, 2016 had an outstanding principal balance of $35,800, required interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which was March 1, 2016. On March 1, 2016, we entered into a verbal agreement to extend the term of the related-party note to April 1, 2016. On April 1, 2016, we entered into a definitive agreement to amend and extend the term of the note to July 1, 2016. The note was repaid on July 1, 2016.

Related-party interest expense under these notes was $28,100 and $28,900 for the six months ended September 30, 2016 and 2015, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $13,000 and $6,100 as of September 30, 2016 and March 31, 2016, respectively.

One note issued to Marc Grossman, M.D., as amended, was repaid in monthly installments of $20,000, except for the month of June 2015, where the monthly payment was $72,000. The note was repaid in full in April 2016.

Note 5. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, research and development, and warehouse facilities in Irvine, California under an operating lease expiring February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The base rent is approximately $24,700 per month. This lease agreement contains certain scheduled annual rent increases which are accounted for on a straight-line basis. We also lease certain office equipment which expires in March 2018.

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

Consulting fees for services provided by KLATU were $141,700 and $66,200 for the three months ended September 30, 2016 and 2015, respectively and $224,400 and $140,500 for the six months ended September 30, 2016 and 2015, respectively.

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

Note 6. Stockholders’ Equity

Authorized Stock

The Company has 50,000,000 authorized shares of common stock with a par value of $0.001 per share which were increased in November 2015 from 20,833,333 authorized shares upon approval from the Company’s stockholders.

In September 2011, our stockholders approved an amendment to the Amended and Restated Articles of Incorporation to authorize a class of undesignated or "blank check" preferred stock, consisting of 2,500,000 shares at $0.001 par value per share. Shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions to be fixed by the Board of Directors. In May 2014, the Company designated 800,000 shares of the authorized preferred stock as Class A Convertible Preferred Stock. In February 2015, the Company designated 400,000 shares of the Company’s authorized preferred stock as Class B Convertible Preferred Stock. In April 2015, the Company increased the number shares of Class B Convertible Preferred Stock from 400,000 shares to 585,000 shares.

Common Stock Issued for Services

During the six months ended September 30, 2016, 14,332 shares of common stock with a fair value of $30,300 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of September 30, 2016, approximately 13.9 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	4,612,119
Exercise of warrants	9,303,402
Total shares of common stock reserved for future issuances	13,915,521

April 2016 Tender Offer

On April 7, 2016, we completed a tender offer with respect to certain warrants to purchase up to 2,448,000 shares of common stock of the Company (the “April 2016 Tender Offer”).

Pursuant to the April 2016 Tender Offer, warrants to purchase 2,020,597 shares of the Company’s common stock were tendered by holders of warrants and were amended (the “Amended Warrants”) and exercised in connection therewith, resulting in the issuance by the Company of an aggregate of 2,020,597 shares of its common stock (the “Exercise Shares”) for aggregate gross proceeds of $2.5 million.

The warrants of holders who elected to participate in the April 2016 Tender Offer were amended to: (i) reduce the exercise price to $1.25 per share; and (ii) shorten the exercise period to expire concurrently with the expiration date of April 7, 2016 (the “Expiration Date”). In addition, such holders also agreed: (A) to not sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of the Exercise Shares without the prior written consent of the Company for a period of sixty (60) days after the Expiration Date (the “Lock-Up Period”); and (B) acting alone or with others, to not effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

The Amended Warrants also provide that, on or prior to June 30, 2016, the Company was required to prepare and file with the SEC a registration statement on Form S-1 covering resales of the Exercise Shares. In addition, the Company was required to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC. The Company filed the Form S-1 on June 30, 2016, which was declared effective on August 10, 2016. In connection with this offering, the Company incurred $279,000 in offering costs that have been offset against the proceeds from this offering.

As a result of reducing the exercise price of certain warrants in connection with the April 2016 Tender Offer, a warrant repricing expense of $1.9 million was incurred which was determined using the Black-Scholes method and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2016.

Rights Offering

On June 20, 2016, we completed a rights offering for gross proceeds of $1.3 million in subscriptions (including both basic and oversubscriptions) for 841,873 shares of common stock.

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

Under the terms of the offering, rights holders had the ability to oversubscribe, which entitled each rights holder that exercised their basic subscription privilege in full the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering. In connection with this offering, the Company incurred $306,600 in offering costs that have been offset against the proceeds from this offering.

Note 7. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2016	11,153,868	$3.76
Issued	—	—
Granted	178,232	2.04
Exercised	(2,020,597)	1.25
Forfeited	—	—
Expired	(8,101)	106.46
Outstanding — September 30, 2016	9,303,402	$4.19	3.4	$2,200
Vested (exercisable) — September 30, 2016	9,303,402	$4.19	3.4	$2,200

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on September 30, 2016, which was $1.97 per share.

During the six months ended September 30, 2016, the fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following assumptions:

Expected life (years)	5.0
Risk-free interest rate	1.14%
Volatility	116.3%
Dividend yield	0%

The intrinsic value of the warrants repriced and exercised during the six months ended September 30, 2016 was $1.9 million.

 Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of September 30, 2016, the Company had 2,263,191 shares available for future awards under the 2015 Plan.

We granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	6.0
Risk-free interest rate	1.2 – 1.4%
Volatility	113.7 – 117.8%
Dividend yield	0%

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2016	3,999,325	$4.44
Granted (weighted-average fair value of $1.62 per share)	890,674	1.89
Exercised	—	—
Forfeited	(195,364)	3.96
Expired	(82,516)	4.50
Outstanding — September 30, 2016	4,612,119	$3.97	8.4	$188,800
Vested (exercisable) — September 30, 2016	1,693,717	$4.28	7.5	$20,300
Expected to vest after September 30, 2016 (unexercisable)	2,918,402	$3.78	2.7	$168,500

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2016, which was $1.97 per share.

As of September 30, 2016, there was unrecognized compensation expense of $7.5 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.7 years.

Note 8. Subsequent Event

October 2016 Tender Offer

On October 28, 2016, we completed a tender offer (the “October 2016 Tender Offer”) to holders of the Company’s outstanding warrants to purchase one share of common stock at an exercise price of $3.57 per share (“Original Warrants”) to exchange up to 5,000,000 of such Original Warrants for (1) an equal number of warrants to purchase one share of common stock at an exercise price of $1.50 per share (“New Warrants”), conditioned upon the immediate exercise of such New Warrants, and (2) one warrant to purchase one share of common stock at an exercise price of $3.00 per share for every four New Warrants exercised (“Supplemental Warrants”).

The Supplemental Warrants are exercisable upon issuance and expire on the earlier of (i) October 28, 2019 and (ii) the thirtieth (30th) day after the date that the closing price of the Company’s common stock equals or exceeds $4.50 for ten consecutive trading days. The Supplemental Warrants will have a cashless exercise right in the event that the Supplemental Warrant Shares are not covered by an effective registration statement at the time of such exercise.

Pursuant to the October 2016 Tender Offer, warrants to purchase 2,470,913 Original Warrants were tendered, resulting in the issuance by the Company of an aggregate of 2,470,913 shares of its common stock and 617,695 Supplemental Warrants to the Original Warrant holders for aggregate gross proceeds to the Company of approximately $3.7 million.

The New Warrants, which have a lower exercise price than the Original Warrants, and the Supplemental Warrants are treated as an inducement to enter into the October 2016 Tender Offer. As such, the difference between the actual fair value of the Original Warrants as of the date of their exchange and the actual fair value of the New Warrants and the fair value of the Supplemental Warrants will be recorded as an incentive expense in the quarter ending December 31, 2016, with an offsetting entry to additional paid-in-capital. The fair value of the Original Warrants exchanged, the New warrants and the Supplemental Warrants will be determined using the Black-Scholes pricing model as of the closing date of October 28, 2016. This offer does not modify the current accounting treatment for the Original Warrants that were not tendered in the October 2016 Tender Offer.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2016 (unaudited) and the consolidated balance sheet as of March 31, 2016 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2016 and 2015, and cash flows for the three and six months ended September 30, 2016 and 2015 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company as of March 31, 2016 and 2015 and for the years then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are engineered shippers that can consist of cost-effective and reusable cryogenic transport shippers, which utilizes an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology and SmartPak condition Monitoring Systems. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° C and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging (e.g., vials, canes, straws and plates).

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

Recent Developments

April 2016 Tender Offer

On April 7, 2016, we completed our tender offer with respect to certain warrants to purchase up to 2,448,000 shares of common stock of the Company (the “April 2016 Tender Offer”).

Pursuant to the April 2016 Tender Offer, warrants to purchase 2,020,597 shares of the Company’s common stock were tendered by holders of warrants and were amended (the “Amended Warrants”) and exercised in connection therewith, resulting in the issuance by the Company of an aggregate of 2,020,597 shares of its common stock (the “Exercise Shares”) for aggregate gross proceeds of $2.5 million.

The warrants of holders who elected to participate in the April 2016 Tender Offer were amended to: (i) reduce the exercise price to $1.25 per share; and (ii) shorten the exercise period to expire concurrently with the expiration date of April 7, 2016 (the “Expiration Date”). In addition, such holders also agreed: (A) to not sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of the Exercise Shares without the prior written consent of the Company for a period of sixty (60) days after the Expiration Date (the “Lock-Up Period”); and (B) acting alone or with others, to not effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

The Amended Warrants also provide that, on or prior to June 30, 2016, the Company was required to prepare and file with the SEC a registration statement on Form S-1 covering resales of the Exercise Shares. In addition, the Company was required to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC. The Company filed the Form S-1 on June 30, 2016. In connection with this offering, the Company incurred $279,000 in offering costs that have been offset against the proceeds from this offering.

As a result of reducing the exercise price of certain warrants in connection with the April 2016 Tender Offer, a warrant repricing expense of $1.9 million was incurred which was determined using Black-Scholes and was calculated as the difference between the fair value of the warrant prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in the condensed consolidated statement of operations for the six months ended September 30, 2016.

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

Under the terms of the offering, rights holders had the ability to oversubscribe, which entitled each rights holder that exercised their basic subscription privilege in full the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering. In connection with this offering, the Company incurred $306,600 in offering costs that have been offset against the proceeds from this offering.

October 2016 Tender Offer

On October 28, 2016, we completed a tender offer (the “October 2016 Tender Offer”) to holders of the Company’s outstanding warrants to purchase one share of common stock at an exercise price of $3.57 per share (“Original Warrants”) to exchange up to 5,000,000 of such Original Warrants for (1) an equal number of warrants to purchase one share of common stock at an exercise price of $1.50 per share (“New Warrants”), conditioned upon the immediate exercise of such New Warrants, and (2) one warrant to purchase one share of common stock at an exercise price of $3.00 per share for every four New Warrants exercised (“Supplemental Warrants”).

The Supplemental Warrants are exercisable upon issuance and expire on the earlier of (i) October 28, 2019 and (ii) the thirtieth (30th) day after the date that the closing price of the Company’s common stock equals or exceeds $4.50 for ten consecutive trading days. The Supplemental Warrants will have a cashless exercise right in the event that the Supplemental Warrant Shares are not covered by an effective registration statement at the time of such exercise.

Pursuant to the October 2016 Tender Offer, warrants to purchase 2,470,913 Original Warrants were tendered, resulting in the issuance by the Company of an aggregate of 2,470,913 shares of its common stock and 617,695 Supplemental Warrants to the Original Warrant holders for aggregate gross proceeds to the Company of approximately $3.7 million.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	($ in 000’s)

Revenues	$1,977	$1,437	$540	37.6%
Cost of revenues	(1,180)	(1,001)	(179)	17.9%

Gross margin	797	436	361	82.6%
General and administrative	(1,508)	(1,260)	(248)	19.6%
Sales and marketing	(1,235)	(897)	(338)	37.7%
Research and development	(215)	(100)	(115)	114.0%
Interest expense	(19)	(601)	582	(96.8)%
Other expense, net	(1)	(3)	2	46.3%
Provision for income taxes	(3)	—	(3)	100.0%

Net loss	$(2,184)	$(2,425)	$(241)	9.9%

Total revenues

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$1,424	$871	$553	63.5%
Reproductive medicine	366	356	10	2.6%
Animal health	187	210	(23)	(10.7)%

Total revenues	$1,977	$1,437	$540	37.6%

Revenues. During the second quarter of fiscal year 2017, we generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $539,800 or 37.6% to $2.0 million for the three months ended September 30, 2016, as compared to $1.4 million for the three months ended September 30, 2015. This increase is primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue continues to grow and increased by $553,100 or 63.5%, to $1.4 million for the quarter compared to $871,000 in the same quarter last year. During the second quarter of fiscal year 2017, we added approximately 30 new biopharmaceutical clients and are now supporting approximately 100 clinical trials. This activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 2.6% over the prior year. This increase was driven by a 27.7% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns and was partially offset by a 18.7% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health decreased 10.7% over the prior year due to reduced shipping volumes and third-party freight charges being directly billed to one of our clients compared to the prior year quarter.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2016 was 40.3% of revenues, as compared to 30.4% of revenues for the three months ended September 30, 2015. The increase in gross margin by almost ten percentage points is primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

General and administrative expenses. Selling, general and administrative expenses increased $247,100 for the three months ended September 30, 2016 or 19.6% as compared to the three months ended September 30, 2015. This increase is primarily due to increases in stock-based compensation expense of $217,300, facility expenses of $50,300 related to our new headquarters in Irvine, California and an increase in salaries and associated employee costs of $34,700 which was partially offset by a decrease in travel of $29,300 and a reduction in public company and legal expenses of $25,700.

Sales and marketing. Sales and marketing expenses increased $338,100 or 37.7% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase is primarily due to increases in salaries and associated employee costs in the aggregate amount of $142,800 incurred to expand our sales and logistics force, targeted marketing initiatives to support our sales efforts in the amount of $107,900, stock-based compensation expense of $31,600, facility expenses of $24,300 related to our new headquarters in Irvine, California and increased travel expenses and trade shows in the amount of $30,700.

Research and development expenses. Research and development expenses increased $114,400 or 114.0% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase is primarily due to an increase of $75,500 for development efforts that are focused on further enhancing our cloud-based Cryoportal™ Logistics Management Platform. In addition, salaries and associated employee costs increased by $32,800 related to the addition of a research and development engineer. We continually improve and expand the features of our Cryoport Express® Solutions and our efforts are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We use an outside software development company and other third parties to supplement our internal resources.

Interest expense. Interest expense decreased $581,700 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Interest expense for the three months ended September 30, 2016 included amortization of the debt discount on the related-party notes of $6,300 and the stated interest expense of $13,000. Interest expense for the three months ended September 30, 2015 included amortization of the debt discount on the related-party notes payable of $65,400, the related interest expense of $14,500 and the fair value of the beneficial conversion feature of the related-party notes payable of $521,100.

Other expense, net. The other expense, net for the three months ended September 30, 2016 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Six months ended September 30, 2016 compared to six months ended September 30, 2015:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Six Months Ended September 30,
	2016	2015	$ Change	% Change
	($ in 000’s)

Revenues	$3,894	$2,868	$1,026	35.8%
Cost of revenues	(2,316)	(1,944)	(372)	19.1%

Gross margin	1,578	924	654	70.8%
General and administrative	(2,937)	(2,402)	(535)	22.3%
Sales and marketing	(2,431)	(1,782)	(649)	36.4%
Research and development	(350)	(178)	(172)	96.9%
Interest expense	(41)	(905)	864	(95.5)%
Warrant repricing expense	(1,930)	—	(1,930)	100.0%
Other expense, net	(3)	(4)	1	(8.5)%
Provision for income taxes	(5)	(3)	(2)	61.5%

Net loss	$(6,119)	$(4,350)	$(1,769)	40.7%

Total revenues

	Six Months Ended September 30,
	2016	2015	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$2,743	$1,698	$1,045	61.5%
Reproductive medicine	736	692	44	6.4%
Animal health	415	478	(63)	(13.1)%

Total revenues	$3,894	$2,868	$1,026	35.8%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $1.0 million or 35.8% to $3.9 million for the six months ended September 30, 2016, as compared to $2.9 million for the six months ended September 30, 2015. This increase is primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $1.0 million or 61.5%, to $2.7 million for the quarter compared to $1.7 million in the same quarter last year. During the first six months of fiscal year 2017, we added approximately 58 new biopharmaceutical clients and supported approximately 100 clinical trials, of which 14 trials were in Phase III. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 6.4% over the prior year period. This increase was driven by a 34.6% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns and was partially offset by a 15.5% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health decreased 13.1% over the prior year due to reduced shipping volumes and third-party freight charges being directly billed to one of our clients compared to the prior year quarter.

Gross margin and cost of revenues. Gross margin for the six months ended September 30, 2016 was 40.5% of revenues, as compared to 32.2% of revenues for the six months ended September 30, 2015. The increase in gross margin by almost seven percentage points is primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. The increase in cost of revenues is primarily due to freight charges from the growth in shipments.

General and administrative expenses. Selling, general and administrative expenses increased $535,200 for the six months ended September 30, 2016 or 22.3% as compared to the six months ended September 30, 2015. This increase is primarily due to increases in stock-based compensation expense of $439,200, facility expenses of $93,000 related to our new headquarters in Irvine, California and an increase in salaries and associated employee costs of $42,900, which was partially offset by a decrease in travel of $22,200 and a reduction in public company and legal expenses of $27,200.

Sales and marketing. Sales and marketing expenses increased $649,100 or 36.4% for the six months ended September 30, 2016 as compared to the six months ended September 30, 2015. This increase is primarily due to increases in salaries and associated employee costs in the aggregate amount of $276,100 incurred to expand our sales and logistics force, targeted marketing initiatives to support our sales efforts in the amount of $228,000, stock-based compensation expense of $58,400, facility expenses of $50,700 related to our new headquarters in Irvine, California and increased travel expenses and trade shows in the amount of $30,382.

Research and development expenses. Research and development expenses increased $172,500 or 96.9% for the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. The increase is primarily due to an increase of $83,900 for development efforts that are focused on further enhancing our cloud-based Cryoportal™ Logistics Management Platform. In addition, salaries and associated employee costs increased by $75,600 related to the addition of a research and development engineer. We continually improve and expand the features of our Cryoport Express® Solutions, such as the recent development of our SmartPak II™ advanced integrated monitoring and communications system that tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the commodity to its intended destination. Our efforts are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We use an outside software development company and other third parties to supplement our internal resources.

Interest expense. Interest expense decreased $864,300 for the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. Interest expense for the six months ended September 30, 2016 included amortization of the debt discount on the related-party notes of $12,500 and the stated interest expense of $28,100. Interest expense for the six months ended September 30, 2015 included amortization of the debt discount on the related-party notes payable of $130,200, the related interest expense of $28,900, the amortization of the debt discount on the notes payable of $221,400, related interest expense of $3,300 as well as the fair value of the beneficial conversion feature of the related-party notes payable of $521,100.

Warrant repricing expense. The warrant repricing expense of $1.9 million for the six months ended September 30, 2016 resulted from the repricing of certain warrants in the April 2016 Tender Offer completed in April 2016.

Other expense, net. The other expense, net for the six months ended September 30, 2016 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and cash equivalents of $2.6 million and working capital of $2.0 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the six months ended September 30, 2016, we used $3.0 million of cash for operations primarily as a result of the net loss of $6.1 million offset by non-cash expenses of $3.7 million primarily comprised of warrant repricing expense of $1.9 million, amortization of debt discounts, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in prepaids and other current assets of $358,100 and a reduction in accounts payable and other accrued expenses and accrued compensation of $228,700.

Net cash used in investing activities of $266,200 during the six months ended September 30, 2016 was primarily due to the purchase of Cryoport Express® CXVC1 Shippers, SmartPak IITM monitoring systems and computer equipment.

Net cash provided by financing activities totaled $3.0 million during the six months ended September 30, 2016, and resulted from net proceeds from the April 2016 Tender Offer of $2.2 million and net proceeds from the rights offering of $998,700 completed in June 2016, partially offset by the repayment of related party notes of $227,000.

The Company’s management believes that, based on its current plans and assumptions, the current cash on hand, together with projected cash flows, will satisfy our operational and capital requirements into the second quarter of calendar year 2017. The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. The Company currently anticipates that it will continue to raise additional capital to fund its short term operating expenses pursuant to private placements similar to private placements the Company has conducted in the past. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cryoport, Inc.

Dated: November 14, 2016

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: November 14, 2016

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

