Form 10-KT
period 2016-12-31
Cryoport, Inc.
filed 2017-03-13
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2016 to December 31, 2016

Commission File Number: 001-34632

CRYOPORT, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17305 Daimler St.

Irvine, CA 92614

(Address of principal executive offices)

(949) 470-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2016 was $29,264,742 based on the closing sale price of such common equity on such date (excluding 272,916 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding as of September 30, 2016).

As of March 1, 2017, there were 17,604,283 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

On September 21, 2016, Cryoport, Inc. changed its fiscal year from a fiscal year ending March 31 of each year to a fiscal year ending December 31 of each year, effective as of December 31, 2016. This change resulted in a transition period from April 1, 2016 through December 31, 2016 (the “Transition Period”).  Unless otherwise indicated herein, comparisons of fiscal year results in the “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this Transition Report on Form 10-K (this “Form 10-K”), and elsewhere herein, compare results for the nine-month transition period from April 1, 2016 through December 31, 2016 to the nine-month unaudited period from April 1, 2015 through December 31, 2015, and the 12-month period of the fiscal year ended March 31, 2016 to the 12-month period of the fiscal year ended March 31, 2015, respectively, and accordingly are not comparing results for a comparable period of time. Amounts included herein for the nine months ended December 31, 2015 are unaudited.

Unless the context otherwise requires, all references in this Form 10-K to the “Company”, “we,” “us,” “our,” or “Cryoport” refer to Cryoport, Inc. and our wholly owned subsidiary, Cryoport Systems, Inc. In addition, we own or have rights to the registered trademark Cryoport® (both alone and with a design logo) and Cryoport Express® (both alone and with a design logo). All other Company names, registered trademarks, trademarks, and service marks included in this Annual Report are trademarks, registered trademarks, service marks, or trade names of their respective owners.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include certain words, including but not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity,” and also contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Readers of this Form 10-K should not put undue reliance on these forward-looking statements, which speak only as of the time this Form 10-K was filed with the Securities and Exchange Commission (the “SEC”). Reference is made in particular to forward-looking statements regarding the success of our products, product approvals, product sales, revenues, development timelines, product acquisitions, liquidity and capital resources and trends. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Cryoport Inc.’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Annual Report on Form 10-K, including the “Risk Factors” in “Item 1A — Risk Factors”, and in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II.

Past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we do not undertake to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this Form 10-K.

PART I

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are engineered shippers that can consist of cost-effective and reusable cryogenic transport shippers, which utilizes an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology and SmartPak Condition Monitoring Systems. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° Celsius and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging (e.g., vials, canes, straws and plates).

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

In late 2012, we shifted our focus to become a comprehensive cryogenic logistics solutions provider. Recognizing that clients in the life sciences industry have varying requirements, we unbundled our technologies, established customer facing solutions and took a consultative approach to the market. Today, in addition to our standard turn-key solution, described above, we also provide the following customer facing, value-added solutions to address our various clients’ needs:

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

Cryoport is continuously expanding its solutions offerings in response to its customer’s needs.

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

Also in June 2016, Cryoport announced a new Laboratory Relocation Service; for transport of complete laboratories.  The Laboratory Relocation Service manages the safe, secure and proper transportation of materials that are stored in labs as well as lab equipment and instruments.  Relocation projects can range in size from the relocation of a fully equipped lab to the move of a single freezer.

Competitive Advantages

With our first-to-market cryogenic logistics solutions for the life sciences industry, we have established a unique lead over potential competitors. Furthermore, we are not aware of a company that offers comparable solutions and has the same capabilities Cryoport has as a global provider of advanced, validated cryogenic logistics solutions. As a solutions company working with our tools in packaging, information technology, and cryogenic logistics, we address our growing cryogenic logistics market in innovative and creative ways.

The majority of our competition utilizes “old technologies.” In fact, most of our market still uses dry ice and liquid nitrogen. In the case of dry ice, the technology does not deliver cryogenic temperatures and, consequently, this medium allows cells to degrade, sometimes beyond any utility. When biology was less developed, dry ice was believed to be acceptable and was readily available.

Liquid nitrogen, on the other hand, while effective, is bulky, expensive and has special handling requirements. Both dry ice and liquid nitrogen are classified “hazardous” by shipping companies and regulatory authorities. In addition to being ineffective and/or classified as “dangerous goods,” they are inefficient when compared to Cryoport’s solutions. Conversely, Cryoport’s solutions are classified as non-hazardous.

Having been validated and qualified as a solutions provider for hundreds of life sciences companies and institutions, Cryoport has logged over 30,000 shipments to over 100 countries with hundreds of life sciences materials. In addition, we have generally experienced minimal client attrition following such shipments.

While we look at companies such as Thermo Fisher Scientific, AmerisourceBergen Corporation and other cold-chain logistics providers as potential competitors, some of these companies are also our customers.

We think our competitive position is further enhanced by our respective “powered by CryoportSM” partnership agreements with FedEx, DHL and UPS, who collectively, account for approximately 85% of world’s air freight and who, individually, have been expanding their offerings of cold chain logistics solutions to the life sciences industry. In short, we are the cryogenic solution for each of them, employing our packaging, our software and our logistics expertise.

The challenge for our seasoned, professional management team is to maintain what we believe to be a four year lead in the marketplace. In other words, we think it would take a serious potential competitor at least four years to build out the competencies that we possess and the knowledge we have of the marketplace.

In addition to our intellectual property consisting of three issued U.S. patents and one pending U.S. patent application and our lead as the first to market mover, we think our biggest competitive advantage is our speed to market with new solutions and our sensitivity to anticipate and react to market needs. Our solutions are comprehensive and it is in our “DNA” to maintain our market lead by employing the best people in the industry as well as our current and new technologies to maintain that lead.

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

Cryoport now serves and supports the three largest integrators in the world, responsible for over 85% of worldwide airfreight, with its advanced cryogenic logistics solutions for life sciences. We operate with each independently and confidentially in support of their respective market and sales strategies. In addition, we plan to establish additional strategic partnerships with integrators and freight forwarders.

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

Worthington Industries. In April 2016, we signed a strategic partnership with Worthington Industries, a maker of cryogenic storage vessels and equipment. Through this partnership, Worthington’s CryoScience by Taylor Wharton business will design and manufacture biostorage and logistics equipment for use in Cryoport’s life sciences cryogenic logistics solutions. With the added competencies that Worthington’s CryoScience by Taylor Wharton brings to Cryoport, we can concentrate on further advancing and expanding our cold chain solutions to meet the growing and varied demands for validated cryogenic logistics solutions in the life sciences market. Working in tandem with Worthington allows Cryoport to meet the demands of a more diverse clientele through a broader offering, which in turn increases our revenue opportunity as well as provides us the opportunity to rapidly scale to support our clients commercialization activities.

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

In addition, with the recent advancements in the development of biologics and cell-based therapies, scientists, intermediaries, and manufacturers require the means for cryogenically transporting their work. Temperatures must be maintained below the “glass point” (generally, minus 136° Celsius) while shipping these therapies to ensure that the shipped specimens are not subject to degradation that could impact the characteristics and efficacy of those specimens.

While we estimate that our solutions currently offer comprehensive and technology-based monitoring and tracking for a potential of six to seven million deep frozen shipments globally on an annual basis, we also believe that with investment in our services, adaptations of our solutions can be applied to a large portion of an additional fifty-five to sixty million annual shipments requiring ambient (between 20° and 25° Celsius), chilled (between 2° and 8° Celsius) or frozen (minus 10° Celsius or less) temperatures.

Cryoport’s clients include companies and institutions that require reliable cryogenic logistics solutions such as therapy developers for personalized medicine, bio-pharmaceuticals, research, contract research organizations, diagnostic laboratories, contract manufacturers, cord blood repositories, vaccine manufacturers, animal husbandry related companies, and in-vitro fertilization clinics.

Life Sciences Agreements

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we were engaged to manage frozen shipments of a key poultry vaccine. Under this arrangement, Cryoport provides on-site logistics personnel and its logistics management operating platform, the CryoportalTM to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. As part of our logistics management services, Cryoport is constantly analyzing logistics data and processes to further introduce economies and reliability throughout the network, ensuring products arrive at their destinations in specified conditions, on-time and with the optimum utilization of resources. The Company manages Zoetis’ total fleet of shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine. In September 2015, the agreement was further amended and extended through September 2018, subject to certain termination and extension provisions.

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

The information technology is centered on a cryogenic logistics operating platform called the Cryoportal™. The Cryoportal™ is a cloud-based cryogenic logistics operating platform. Among its functions, the Cryoportal™ programmatically assists in the management of all aspects of the logistics operations beginning with order entry and continuing to monitor, log data, track shipments and store vital information. The Cryoportal™ is capable of producing a variety of Cryoport Express® Analytics which report shipment performance metrics and evaluates temperature-monitoring and other data collected by the Cryoport Express® SmartPak Condition Monitoring System during shipment.

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

The Cryoportal™ was developed for time- and temperature-sensitive shipments that are required to be maintained at specific temperatures, such as ambient (between 20° and 25° Celsius), chilled (between 2° and 8° Celsius) or frozen (minus 10° Celsius or less all the way down to cryogenic temperatures (minus 150° Celsius) to ensure that the shipped specimen is not subject to degradation or out of its designated “safe” range. While our current focus is on cryogenic logistics within the life sciences industry using the logistics solutions described herein, the use of the Cryoportal™ can and may be extended into other temperature ranges of the cold chain.

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

We currently offer three sizes of dry vapor shippers, the Cryoport Express® Standard Shipper with a storage capacity of up to 75 2.0 ml vials, the Cryoport Express® High Volume Shipper, which has a storage capacity of up to 500 2.0 ml vials, and the Cryoport Express® CXVC1 Shipper, which has a storage capacity of up to 1,500 2.0 ml vials. Our Cryoport Express® Shippers are composed of an aluminum (aircraft-grade) dewar flask, containing a well for holding the high value biological or other materials in its inner chamber and our proprietary retention foam that absorbs the liquid nitrogen placed in the shipper to provide it with its extreme cold temperature. The dewar flask is vacuum insulated to limit the transmission of heat from outside the flask to the liquid nitrogen captured within the absorption foam and the well.

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

Cryoport Express® High Volume Shippers

The Cryoport Express® High Volume Shipper also uses a dry vapor liquid nitrogen (LN2) technology to maintain minus 150° Celsius temperatures with a dynamic shipping endurance of 10 days. The Cryoport Express® High Volume Shipper is based on the same dry vapor technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The high volume dry shipper is reusable and recyclable, making it a highly sustainable and cost effective method of transporting life science materials. The Cryoport Express® High Volume Shipper has a storage capacity of up to 500 2.0 ml vials.

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

The Cryoport Express® SmartPak Condition Monitoring System

Condition monitoring is a high-value feature from our client’s perspective as it is an effective and reliable method to determine that the shipment materials were not damaged and did not experience degradation during shipment due to temperature fluctuations. We recently developed and launched the SmartPak II™ Condition Monitoring System. The SmartPak II™ Condition Monitoring System tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the material to its intended destination. This includes real-time tracking using GPS, cellular and Wi-Fi triangulation, monitoring of internal and external temperatures, pressure, shock, orientation of the shipper, as well as light, as a measure of security breaches, compromised packaging or shipper openings during transit. The temperature probe is positioned within our Cryoport Express® Shippers to record the most accurate reading. The resultant temperature mapping includes both the temperature inside the chamber (which is closest to the actual biomaterial) and the external temperature. This advanced condition monitoring system is engineered to work in tandem with Cryoport's logistics management platform, the Cryoportal™, enabling predictive and proactive monitoring of materials shipped. The data collected and resulting analytics, combined with the mapping of shipment check-in points, provide a holistic view of the complete shipping process. At the client’s election, shipments can have a full chain-of-custody and chain-of- condition with data monitoring, analysis, archival storage available for every shipment.

Chain-of-Condition

Chain-of-Condition information is essential for many life sciences materials. Monitoring starts with our custom-built condition monitoring systems (the Cryoport Express® SmartPak I and II). The Cryoport Express® SmartPak Condition Monitoring Systems provides data on the condition of the shipper and material shipped, which is critical for temperature-sensitive biologics. The Cryoportal™ acts as the data repository for all shipment and condition information, which the customer can access through the Internet. Chain–of-condition service provided via Cryoport Express® SmartPak Condition Monitoring Systems is available at the client’s election.

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

Other Development Activities

We are continuing our engineering and development efforts to further refine our current technology as well as explore opportunities with partners to offer complementary packaging solutions for frozen temperature (minus 10° Celsius or less), chilled temperature (2° and 8° Celsius) and ambient temperature (between 20° and 25° Celsius) shipping markets.

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

Our Cryoport Express® Shippers meet Packing Instructions 602 and 650 and are certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the Cryoport SmartPak Condition Monitoring Systems will likely be subject to regulation by the Federal Aviation Administration (“FAA”), Federal Communications Commission (“FCC”), Food and Drug Administration (“FDA”), IATA and possibly other agencies which may be difficult to determine on a global basis.

We are also subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Manufacturing and Raw Materials

Manufacturing. In April 2016 we signed a strategic partnership with Worthington Industries, a maker of cryogenic storage vessels and equipment. Through this partnership, Worthington’s CryoScience by Taylor Wharton business will design and manufacture biostorage and logistics equipment for use in Cryoport’s life sciences cryogenic logistics solutions.  With the added competencies Worthington’s CryoScience by Taylor Wharton brings to Cryoport, we can concentrate on further advancing and expanding our cold chain solutions to meet the growing and varied demands for validated cryogenic logistics solutions in the life sciences market. Working in tandem with Worthington allows Cryoport to meet the demands of a more diverse clientele through a broader offering which in turn, increases our revenue opportunity as well as provides us the opportunity to rapidly scale to support our clients commercialization activities. Our current fleet of cryogenic shippers consists of shippers that were manufactured in-house as well as shippers purchased from third parties that are modified to meet our specifications using our proprietary technology and know-how. In general, cryogenic shippers are available from more than one qualified manufacturer. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may not be accomplished immediately, however, we have identified alternate qualified suppliers. Should this occur, we believe that with our current level of shippers, we have enough inventory to cover our forecasted demand through the time we can secure additional cryogenic shippers through alternate qualified suppliers.

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

Type:	No.	Issued	Expiration
Patent	6,467,642	Oct. 22, 2002	Jan. 2, 2021
Patent	6,119,465	Sep. 19, 2000	Feb. 10, 2019
Patent	6,539,726	Apr. 1, 2003	May 8, 2021
Patent	JP2002 0554433	May 18, 2007
Trademark	3,569,471	Feb. 3, 2009	Feb. 3, 2019
Trademark	3,589,928	Mar. 17, 2009	Mar. 17, 2019
Trademark	2,632,328	Oct. 8, 2002	Oct. 8, 2022

Our success depends in part upon our ability to develop proprietary products and technologies and to obtain patent coverage for these products and technologies. We intend to file trademark and patent applications covering any newly developed products, methods and technologies. However, there can be no guarantee that any of our pending or future filed applications will be issued as patents or register as trademarks. There can be no guarantee that the U.S. Patent and Trademark Office or some third party will not initiate an interference proceeding involving any of our pending applications or issued patents. Finally, there can be no guarantee that our issued patents or future issued patents, if any, will provide adequate protection from competition.

Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights involve complex legal and factual determinations and, therefore, are characterized by significant uncertainty. In addition, the laws governing patent issuance and the scope of patent coverage continue to evolve. Moreover, the patent rights we possess or are pursuing generally cover our technologies to varying degrees. As a result, we cannot ensure that patents will issue from any of our patent applications, or that any of its issued patents will offer meaningful protection. In addition, our issued patents may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights may not create an effective barrier to competition. We must also pay maintenance fees at set intervals in order for our patents to not expire prematurely. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. There can be no assurance that any patents issued to us will provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages, or that patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely.

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

With respect to our trademarks, we file and pursue trademark registrations on words, symbols, logos, and other source identifiers that consumers use to associate our products and services with us. Although our registered trademarks carry a presumption of validity, they can be challenged and invalidated and as such, we cannot guarantee that any trademark registration is infallible.

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

We provide domestic shipping solutions in situations where specimens must be kept at frozen temperatures and in regions where there is a high priority placed on maintaining the integrity of materials shipped at these temperatures. See “—Strategic Logistics Alliances” above for additional information.

For the year ended March 31, 2016, we had one customer that accounted for 14.0% of net revenues. No other single customer generated over 10% of net revenues during the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016.

Our geographical revenues for the nine month transition period ended December 31, 2016 were as follows:

USA	84.9%
Europe	7.1%
Asia	2.2%
Rest of World	5.8%

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

Sales and Marketing

We currently have six sales directors in the United States and one sales director in Europe, supported by inside sales and one marketing manager. Given the global nature of our business, we are also establishing distribution channels to broaden our sales and marketing reach in the Americas, Europe and Asia.

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

Some of the other disadvantages to using dry ice for shipping or transporting temperature sensitive products are as follows:

•	availability of a dry ice source;

•	handling and storage of the dry ice;

•	cost of the dry ice;

•	compliance with local, state and federal regulations relating to the storage and use of dry ice;

•	dangerous goods shipping regulations;

•	weight of containers when packed with dry ice;

•	securing a shipping container with a high enough R-value (which is a measure of thermal resistance) to hold the dry ice and product for the required time period;

•	securing a shipping container that meets the requirements of IATA, the Department of Transportation (“DOT”), the CDC, and other regulatory agencies; and

•	emission of greenhouse gases (primarily carbon dioxide) into the environment.

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

Engineering and Development

Our engineering and development efforts are focused on continually improving the features of our Cryoport Express® Solutions including the cloud-based CryoportalTM, the Cryoport Express® Shippers, secondary packaging solutions and our SmartPak Condition Monitoring Systems. These efforts are expected to lead to the introduction of additional shippers of varying sizes based on market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods that will make it practical to provide the cryogenic packages offered with the Cryoport Express® Solutions. Alternative phase change materials in place of liquid nitrogen may be used to increase the potential markets these shippers can serve such as ambient and 2°- 8° Celsius markets. Our engineering and development expenditures for the nine-month transition period ended December 31, 2016 and year ended March 31, 2016 were $453,600 and $550,300, respectively, with the largest portion being spent on software maintenance and development.

Employees

The efforts of our employees are critical to our success. We believe that we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of March 1, 2017, we had thirty-three full-time employees, one part-time employee, three consultants and seven temporary employees.

Corporate History and Structure

We are a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 200,901 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains the operating company under Cryoport, Inc. Our principal executive offices are located at 17305 Daimler Street, Irvine, CA 92614. The telephone number of our principal executive offices is (949) 470-2300, and our main corporate website is www.cryoport.com. The information on, or that can be accessed through our website is not part of this Form 10-K.

The Company became public by a reverse merger with a shell company in May 2005. Over time the Company has transitioned from being a development company to a fully operational public company, providing cold chain logistics solutions to the life sciences industry globally.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Condition

We have incurred significant losses to date and may continue to incur losses.

We have incurred net losses in each fiscal year since we commenced operations. The following table represents net losses incurred for each of our last two reporting periods:

Net Loss
Nine Months Ended December 31, 2016	$10,403,000
Year Ended March 31, 2016	$9,820,400

As of December 31, 2016, we had an accumulated deficit of $123.5 million. In order to achieve and sustain revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm contained in our December 31, 2016 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations since inception, and the fact that management estimates that our cash and cash equivalents balance at December 31, 2016 will only be sufficient to allow us to continue our operations through the third quarter of calendar year 2017, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of December 31, 2016, we had cash and cash equivalents of $4.5 million. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund future operations.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand and the proceeds from our warrant tender offer transactions and rights offering completed in 2016, together with projected cash flows, will satisfy our operational and capital requirements through the third quarter of fiscal year 2017. There are a number of uncertainties associated with our financial projections that could reduce or delay our future projected revenues and cash-inflows, including, but not limited to, our ability to increase our customer base and revenues. If our projected revenues and cash- inflows are reduced or delayed, we may not have sufficient capital to operate through the third quarter of fiscal year 2017 unless we raise more capital. Additionally, if we are unable to realize satisfactory revenue in the near future, we will be required to seek additional financing to continue our operations beyond that period. We will also require additional financing to expand into other markets and further develop and market our products. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Risks Related to Our Business

Our agreements with global providers of shipping services may not result in a significant increase in our revenues or cash flow, soon or in the future.

We believe that establishing strategic alliances with global providers (integrators) of logistics and of shipping services, such as our agreements with FedEx, DHL, and UPS can drive growth in our revenues, but there is no certainty to this view. See “—Strategic Logistics Alliances” in Part I, Item 1 of this Form 10-K for additional information about our agreements with FedEx, DHL, and UPS. We are seeking to establish similar arrangements with other providers of international shipping services. We anticipate all such alliances will enable us to provide seamless, end-to-end shipping solutions to customers of our respective alliance partners and allow us to leverage the established relationships with those customers, but there is no guarantee this will happen.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of each of these persons working as a team will be critical to us as we continue to develop our technologies, tests and engineering and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not maintain “key person” insurance on any of our employees.

In addition, a critical factor to our business is our ability to attract and retain qualified professionals including key employees and consultants. We are continually at risk of losing current professionals or being unable to hire additional professionals as needed. If we are unable to attract new qualified employees, our ability to grow will be adversely affected. If we are unable to retain current employees or strategic consultants, our financial condition and ability to maintain operations may be adversely affected.

Sustainable future revenue growth is dependent on new solutions and services.

Our future revenue stream depends to a large degree on our ability to bring new solutions and services to market on a timely basis. We must continue to make significant investments in engineering and development in order to continue to develop new solutions and services, enhance existing solutions and services, and achieve market acceptance of such solutions and services. We may incur problems in introducing new solutions and services.

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

Our policy is to seek to protect our proprietary position by, among other methods, filing United States patent applications related to our technology, inventions and improvements that are important to the development of our business. We have three issued U.S. patents and one pending U.S. patent application all relating to various aspects of our solutions and services. Our patents or patent application may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

Shipments using our solutions and services are subject to various regulations in the various countries in which we operate. For example, shipments using our solutions may be required to comply with the shipping requirements promulgated by the Centers for Disease Control (“CDC”), the Occupational Safety and Health Organization (“OSHA”), the DOT as well as rules established by the IATA and the ICAO. Additionally, our data logger may be subject to regulation and certification by the FDA, the FCC, and the FAA. Department of Transportation (“DOT”) as well as rules established by the IATA and the ICAO. Additionally, our data logger may be subject to regulation and certification by the Food and Drug Administration (“FDA”), Federal Communications Commission (“FCC”), and the Federal Aviation Administration (“FAA”). We will need to ensure that our solutions and services comply with relevant rules and regulations to make our solutions and services marketable, and in some cases compliance is difficult to determine. Significant changes in such regulations could require costly changes to our solutions and services or prevent use of our shippers for an extended period of time while we seek to comply with changed regulations. If we are unable to comply with any of these rules or regulations or fail to obtain any required approvals, our ability to market our solutions and services may be adversely affected. In addition, even if we are able to comply with these rules and regulations, compliance can result in increased costs. In either event, our financial results and condition may be adversely affected. We depend on our business partners and unrelated and frequently unknown third party agents in foreign countries to act on our behalf to complete the importation process and to make delivery of our shippers to the final user. The failure of these third parties to perform their duties could result in damage to the contents of the shipper resulting in customer dissatisfaction or liability to us, even if we are not at fault.

Risks Relating to Ownership of Our Common Stock and Other Securities

Certain of our existing stockholders own and have the right to acquire a substantial number of shares of common stock.

As of March 1, 2017, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 2,037,390 shares of common stock (without regard to beneficial ownership limitations contained in certain warrants) assuming their exercise of all outstanding warrants and options that are exercisable within 60 days of March 1, 2017 or approximately 10.5% of our outstanding common stock. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

The sale of substantial shares of our common stock may depress our stock price.

As of March 1, 2017, there were 17,604,283 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. We could also issue up to an additional 14,315,454 shares of our common stock including 7,447,478 shares to be issued upon the exercise of outstanding warrants and 6,867,976 shares upon exercise of outstanding options or reserved for future issuance under our stock incentive plans, as of March 1, 2017.

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

As of March 1, 2017, we have outstanding options and warrants for the purchase of up to 14,315,454 shares of our common stock, including 7,447,478 shares to be issued upon the exercise of outstanding warrants and 6,867,976 shares upon exercise of outstanding options or reserved for future issuance under our stock incentive plans, as of March 1, 2017. We may find it more difficult to raise additional equity capital while some or all of these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may not be able to obtain financing on favorable terms, or at all. If we are unable to obtain financing, our business, results of operations, or financial condition could be materially and adversely affected, and we could be forced to curtail or cease operations.

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

As described in Item 9A of this Form 10-K, no material weaknesses were identified and we determined that our internal control over financial reporting was effective as of December 31, 2016.

However, any failure to maintain such internal controls in the future could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

As a U.S. public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain listing requirements, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results. As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We do not own real property. We currently lease a facility, with approximately 27,600 square feet of corporate, engineering and development, and warehouse facilities, located in Irvine, California under an operating lease expiring February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. The lease agreement contains certain scheduled rent increases, which are accounted for on a straight-line basis.

In addition to the services provided through our facility in Irvine, California, we have contracted with a third party to run our European Staging Center (located in Rotterdam, Holland) and Asian Staging Center (located in Singapore). The staging centers provide warehousing, shipping, receiving, refurbishing and recycling services for our shipping containers. This approach is a cost-effective way to initiate operations outside of the United States and allows us to scale up as our business grows globally.

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

ITEM 4.  Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of March 1, 2017 there were 17,604,283 shares of common stock outstanding and 433 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

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

	High(1)	Low(1)
Transition Period ended December 31, 2016:
Third Quarter Ended December 31, 2016	$3.49	$1.83
Second Quarter Ended September 30, 2016	$2.27	$1.97
First Quarter Ended June 30, 2016	$2.92	$1.51

Year Ended March 31, 2016:
Fourth Quarter Ended March 31, 2016	$2.16	$1.07
Third Quarter Ended December 31, 2015	$3.02	$2.00
Second Quarter Ended September 30, 2015	$7.20	$2.25
First Quarter Ended June 30, 2015	$8.88	$5.51

(1)	Adjusted for the Company’s 1-for-12 reverse stock split of outstanding shares in May 2015.

Dividends

No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

None

Issuer Purchases of Equity Securities

None.

ITEM 6.  Selected Financial Data

The following selected financial data for the years ended March 31, 2013 through March 31, 2016 and the nine months ended December 31, 2016 have been derived from audited consolidated financial statements of the Company. The nine months ended December 31, 2015 is unaudited. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

Statement of Operations Data:	Nine Months Ended December 31,	Nine Months Ended December 31,	Years Ended March 31,
	2016	2015	2016	2015	2014	2013
		(unaudited)
Revenues	$6,123	$4,327	$5,882	$3,935	$2,660	$1,101
Cost of revenues	3,604	3,018	3,992	2,766	2,223	1,588
Gross margin (loss)	2,520	1,309	1,890	1,169	437	(487)

General and administrative	4,635	4,111	5,925	3,497	2,600	3,032
Sales and marketing	3,573	2,909	4,156	2,912	2,507	2,380
Engineering and development	454	406	550	353	409	425

Loss from operations	(6,142)	(6,117)	(8,741)	(5,593)	(5,078)	(6,324)
Debt conversion expense	—	—	—	—	(13,714)	—
Interest expense	(58)	(985)	(1,066)	(1,428)	(784)	(72)
Change in fair value of derivative liabilities	—	—	—	—	21	16
Warrant inducement and repricing expense	(4,195)	—	—	—	—	—
Other expense, net	(2)	(5)	(9)	(4)	(8)	—
Loss before provision for income taxes	(10,397)	(7,107)	(9,816)	(7,025)	(19,563)	(6,380)
Provision for income taxes	(6)	(5)	(4)	(2)	(2)	(2)
Net loss	(10,403)	(7,110)	(9,820)	(7,027)	(19,565)	(6,382)
Preferred stock beneficial conversion charge	—	(4,474)	(4,474)	(4,864)	—	—
Undeclared cumulative preferred dividends	—	(687)	(763)	(306)	—	—
Net loss attributable to common stockholders	$(10,403)	$(12,272)	$(15,057)	$(12,197)	$(19,565)	$(6,382)
Net loss per share attributable to common stockholders – basic and diluted	$(0.68)	$(1.96)	$(2.05)	$(2.44)	$(4.81)	$(2.03)
30

Balance Sheet Data:

	December 31,	December 31,	March 31,
	2016	2015	2016	2015	2014	2013
		(unaudited)
Cash and cash equivalents	$4,525	$5,247	$2,793	$1,405	$370	$563
Working capital (deficit)	3,865	3,738	1,958	(835)	(2,903)	(1,539)
Total assets	8,112	7,459	5,824	2,607	1,710	1,756
Convertible notes and accrued interest, net	—	—	—	—	1,622	1,304
Long term obligations, less current portion	200	—	554	26	—	1,322
Total stockholders’ equity (deficit)	$5,680	$4,990	$3,096	$(416)	$(2,304)	$(2,063)

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our actual results could differ materially from those contained in forward-looking statements due to a number of factors. See “Forward-Looking Statements” in this Form 10-K.

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

See the “Business” section in Part I, Item 1 of this Form 10-K for additional information.

Recent Developments

On September 21, 2016, we changed our fiscal year from a fiscal year ending March 31 of each year to a fiscal year ending December 31 of each year, effective as of December 31, 2016. This change resulted in a transition period from April 1, 2016 through December 31, 2016. Accordingly, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section includes the comparison of the results for the nine-month transition period from April 1, 2016 through December 31, 2016 to the nine-month unaudited period from April 1, 2015 through December 31, 2015, and the 12-month period of the fiscal year ended March 31, 2016 to the 12-month period of the fiscal year ended March 31, 2015, respectively, and accordingly are not comparing results for a comparable period of time. Amounts included herein for the nine months ended December 31, 2015 are unaudited.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm in our December 31, 2016 consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash resources at December 31, 2016, together with the proceeds from our warrant tender offer transactions and rights offering completed in 2016, as well as the revenues generated from our services will be sufficient to sustain our planned operations through the third quarter of calendar year 2017; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern.

Future capital requirements will depend upon many factors, including the success of our commercialization efforts and the level of customer adoption of our Cryoport Express® Solutions as well as our ability to establish additional collaborative arrangements. We cannot make any assurances that the sales ramp will lead to achievement of sustained profitable operations or that any additional financing will be completed on a timely basis on acceptable terms or at all. Management’s inability to successfully achieve significant revenue increases or its cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern. To address this issue, the Company is seeking additional capitalization to properly fund our efforts to become a self-sustaining financially viable entity. See “—Risks Related to Our Financial Condition — If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations” in the “Risk Factors” section in Part I, Item 1A of this Form 10-K for additional information.

While we increased revenue by 41.5% to $6.1 million for the nine month transition period ended December 31, 2016, as compared to the nine months ended December 31, 2015, our revenue is still significantly lower than our operating expenses during the year and we have no assurance of the level of future revenues. We incurred a net loss of $10.4 million and used cash of $3.7 million in our operating activities during the transition period ended December 31, 2016. We had working capital of $3.9 million and had cash and cash equivalents of $4.5 million at December 31, 2016.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The chief operating decision maker is our Chief Executive Officer. In consideration of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, we are not organized around specific products and services, geographic regions, or regulatory environments. Accordingly, we currently operate in one reportable segment.

Results of Operations

Results of Operations for Nine Months Ended December 31, 2016 Compared to the Nine Months Ended December 31, 2015

The following table summarizes certain information derived from our consolidated statements of operations:

	Nine Months Ended December 31,
	2016	2015	$ Change	% Change
	($ in 000’s)

Revenues	$6,123	$4,327	$1,796	41.5%
Cost of revenues	(3,603)	(3,018)	(585)	19.4%

Gross margin	2,520	1,309	1,211	92.6%
General and administrative expenses	(4,635)	(4,111)	(524)	12.7%
Sales and marketing expenses	(3,573)	(2,909)	(664)	22.8%
Engineering and development expenses	(454)	(406)	(48)	11.8%
Interest expense	(58)	(984)	926	(94.1)%
Warrant inducement and repricing expense	(4,195)	—	(4,195)	100%
Other expense	(2)	(5)	3	(62.3)%
Provision for income taxes	(6)	(4)	(2)	56.5%

Net loss	$(10,403)	$(7,110)	$3,293	46.3%

Total revenues

	Nine Months Ended December 31,
	2016	2015	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$4,289	$2,673	$1,616	60.4%
Reproductive medicine	1,201	998	203	20.4%
Animal health	633	656	(23)	(3.5)%

Total revenues	$6,123	$4,327	$1,796	41.5%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $1.8 million or 41.5% to $6.1 million for the nine months ended December 31, 2016, as compared to $4.3 million for the nine months ended December 31, 2015. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $1.6 million or 60.4%, to $4.3 million for the nine months ended December 31, 2016, as compared to $2.6 million for the same period in 2015. During the nine months ended December 31, 2016, we added approximately 89 new biopharmaceutical clients and supported over 129 clinical trials, of which 18 trials were in Phase III. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 20.4% for the nine months ended December 31, 2016, as compared to the same period in 2015. This increase was driven by a 45.4% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns and was partially offset by a 3.9% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health decreased 3.5% for the nine months ended December 31, 2016, as compared to the same period in 2015 due to reduced shipping volumes and third-party freight charges being directly billed to one of our clients.

Gross margin and cost of revenues. Gross margin for the nine months ended December 31, 2016 was 41.1% of revenues, as compared to 30.2% of revenues for the same period in 2015. The increase in gross margin by almost eleven percentage points was primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $585,000, or 19.4%, to $3.6 million for the nine months ended December 31, 2016, as compared to the same period in 2015. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $524,000 for the nine months ended December 31, 2016 or 12.7% as compared to the same period in 2015. This increase was primarily due to increases in stock-based compensation expense of $389,600, an increase in salaries and associated employee costs of $160,600 and an increase in allocated facility expenses of $121,500 related to our new headquarters in Irvine, California, which was partially offset by a reduction in public company and legal expenses of $120,900 and a decrease in travel expenses of $30,800.

Sales and marketing expenses. Sales and marketing expenses increased $664,500 or 22.8% for the nine months ended December 31, 2016 as compared to the same period in 2015. This increase was primarily due to increases in salaries and associated employee costs in the aggregate amount of $399,400 incurred to expand our sales, logistics and client care force, increased targeted marketing initiatives to support our sales efforts in the amount of $190,000, an increase in allocated facility expenses of $76,000 related to our new headquarters in Irvine, California, stock-based compensation expense of $35,900 and increased travel expenses and trade shows in the amount of $13,500.

Engineering and development expenses. Engineering and development expenses increased $47,800 or 11.8% for the nine months ended December 31, 2016, as compared to the same period in 2015. The increase was primarily due to an increase of $37,100 for development efforts that were focused on further enhancing our cloud-based Cryoportal™ Logistics Management Platform. In addition, salaries and associated employee costs increased by $94,400 related to the addition of a design and manufacturing engineer. For the nine months ended December 31, 2015, we wrote off previously capitalized costs in the amount of $98,100 resulting from the abandonment of a method of shipment patent application. We continually improve and expand the features of our Cryoport Express® Solutions, such as the recent development of our SmartPak II™ advanced integrated monitoring and communications system that tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the commodity to its intended destination. Our efforts are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We use an outside software development company and other third parties to supplement our internal resources.

Interest expense. Interest expense decreased $926,500, or 94.1%, for the nine months ended December 31, 2016, as compared to the same period in 2015. Interest expense for the nine months ended December 31, 2016 included amortization of the debt discount on the Company’s related-party notes payable of $18,700 and the stated interest expense of $39,500. Interest expense for the nine months ended December 31, 2015 included amortization of the debt discount on the related-party notes payable of $195,600, the related interest expense of $43,400, the amortization of the debt discount on the notes payable of $221,400, related interest expense of $3,300 as well as the fair value of the beneficial conversion feature of the related-party notes payable of $521,100.

Warrant inducement and repricing expense. The warrant inducement and repricing expense of $4.2 million for the nine months ended December 31, 2016 resulted from the repricing of certain warrants in connection with the tender offer transactions completed in April 2016 and October 2016, which included $616,000 for the issuance of the supplemental warrants.

Other expense, net. The other expense, net for the nine months ended December 31, 2016 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Results of Operations for Year Ended March 31, 2016 Compared to Year Ended March 31, 2015

The following table summarizes certain information derived from our consolidated statements of operations:

	Year Ended March 31,
	2016	2015	$ Change	% Change
	($ in 000’s)

Revenues	$5,882	$3,935	$1,947	49.5%
Cost of revenues	(3,992)	(2,766)	(1,226)	44.3%

Gross margin	1,890	1,169	721	61.7%
General and administrative	(5,925)	(3,497)	(2,428)	69.4%
Sales and marketing	(4,156)	(2,912)	(1,244)	42.7%
Engineering and development	(550)	(353)	(197)	56.1%
Interest expense	(1,066)	(1,428)	362	(25.4)%
Other expense	(9)	(4)	(5)	132.1%
Provision for income taxes	(4)	(2)	(2)	126.6%

Net loss	$(9,820)	$(7,027)	$2,793	39.8%

Total revenues

	Year Ended March 31,
	2016	2015	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$3,685	$2,086	$1,599	76.7%
Reproductive medicine	1,328	924	404	43.6%
Animal health	869	925	(56)	(6.1)%

Total revenues	$5,882	$3,935	$1,947	49.5%

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

Engineering and development expenses. Engineering and development expenses increased $197,700 or 56.1% for the year ended March 31, 2016, as compared to the prior year. The increase is primarily due to the write off of previously capitalized costs in the amount of $98,100 resulting from the abandonment of a method of shipment patent application and the salary and associated employee costs related to the addition of a engineering and development engineer. Our engineering and development efforts are focused on continually improving the features of the Cryoport Express® Solutions including the Company’s cloud-based logistics management platform, the CryoportalTM, the Cryoport Express® Shippers and development of additional accessories to facilitate the efficient shipment of life science commodities using our solution. In addition, engineering and development effort has been directed towards developing an advanced condition monitoring system, SmartPak II, which is currently in beta testing and is scheduled to be launched during the second quarter of fiscal year 2017. We use an outside software development company and other third parties to provide some of these services. These efforts are expected to lead to the introduction of additional shipper designs to meet market requirements, constructed of lower cost materials and utilizing high volume manufacturing methods.

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

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash and cash equivalents of $4.5 million and working capital of $3.9 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the nine months ended December 31, 2016, we used $3.7 million of cash for operations primarily as a result of the net loss of $10.4 million offset by non-cash expenses of $6.9 million primarily comprised of warrant inducement and repricing expense of $4.2 million, amortization of debt discounts, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts receivable of $217,100 and an increase in prepaids and other current assets of $38,200.

Net cash used in investing activities of $662,700 during the nine-month period ended December 31, 2016 was primarily due to the purchase of Cryoport Express® CXVC1 Shippers, standard shippers, SmartPak IITM Condition Monitoring Systems and computer equipment.

Net cash provided by financing activities totaled $6.1 million during the nine-month period ended December 31, 2016, and resulted from net proceeds from the April 2016 Tender Offer of $2.2 million, net proceeds from the rights offering of $989,900 completed in June 2016 and net proceeds from the October 2016 Tender Offer of $3.2 million, partially offset by the repayment of related party notes of $325,400.

As discussed in Note 1 of the accompanying consolidated financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. As further described in Note 10 in the accompanying consolidated financial statements, we completed three equity raises during the nine-month period ended December 31, 2016. In April 2016, we completed a tender offer for gross proceeds of $2.5 million for the issuance of 2,020,597 shares of common stock, in June 2016, we completed a rights offering for gross proceeds of $1.3 million in subscriptions for 841,873 shares of common stock and in October 2016, we completed a tender offer for gross proceeds of $3.7 million for the issuance of 2,470,913 shares of common stock and issued 617,695 supplemental warrants. The funds raised are being used for working capital purposes and to continue our sales efforts to advance the Company’s commercialization of the Cryoport Express® Solutions.

The Company’s management recognizes that the Company will need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company. See “—Risks Related to Our Financial Condition — If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations” in the “Risk Factors” section in Part I, Item 1A of this Form 10-K for additional information.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016, and the effects such obligations are expected to have on liquidity and cash flow in future periods ($ in ‘000’s):

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations
Operating lease obligations(1)	$2,030	$309	$636	$674	$411
Related-party notes payable(2)	658	658	—	—	—
Total	$2,688	$967	$636	$674	$411

(1)	The operating lease obligations are primarily related to the facility lease for our principal executive office in Irvine, California, which expires February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease certain office equipment which expires March 2018.
(2)	Related-party notes payable represent outstanding unsecured indebtedness and accrued interest owed to three related parties, which bear interest at the rate of 7% per annum. The unpaid principal and accrued interest is due on April 1, 2017.

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

Based on our overall cash and cash equivalents interest rate exposure at December 31, 2016, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Our annual consolidated financial statements are included in Part IV, Item 15 of this 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure the timely disclosure of required information in our SEC filings.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting which appears on the following page is incorporated herein by reference.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting was not subject to attestation requirements by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s Report on Internal control Over Financial Reporting in this 10-K.

(c) Changes Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

CRYOPORT, INC.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
Chief Executive Officer and Director

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

March 13, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets for the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the position(s) held with the Company.

Name	Age	Position	Date Elected
Jerrell W. Shelton	71	Chairman, President and Chief Executive Officer	2012
Richard J. Berman	74	Director	2015
Robert Hariri, M.D., Ph.D.	58	Director	2015
Ramkumar Mandalam, Ph.D.	52	Director	2014
Edward J. Zecchini	57	Director	2013
Robert S. Stefanovich	52	Chief Financial Officer, Treasurer and Corporate Secretary	2011

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

Richard J. Berman. Mr. Berman became a member of our board of directors in January 2015 and serves as Chairman of the Audit Committee and member of the Compensation Committee and Nomination and Governance Committee of our board of directors.  Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger & acquisitions experience.   Mr. Berman has served as a director and/or officer of over a dozen public and private companies.  From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets.  Mr. Berman is a director of four public healthcare companies:  Advaxis, Inc., Caldarius, Inc. (formerly Neostem, Inc.), MetaStat Inc. and Cryoport Inc.  From 2002 to 2010, he was a director of Nexmed Inc. where he also served as Chairman/CEO in 2008 and 2009 (formerly Apricus Biosciences, Inc.); From 1998 to 2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO, and was a director from 1998 to 2012.  Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions.  He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA.  He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s financial and business expertise, including his background in biotechnology, international management and banking, and his extensive experience as a director in the public company context makes him well-qualified to serve as a member of the board of directors.

Robert Hariri, M.D., Ph.D. Dr. Hariri, M.D., Ph.D. became a member of our board of directors in September 2015 and serves as Chairman of the Scientific and Technology Committee and member of the Audit Committee and Nomination and Governance Committee of our board of directors. Dr. Hariri has been the chairman, founder and chief scientific officer of Celgene Cellular Therapeutics, a division of Celgene Corporation, since 2005. Prior to joining Celgene Cellular Therapeutics as president in 2002, Dr. Hariri was founder, chairman and chief scientific officer at Anthrogenesis Corporation/LIFEBANK, Inc., a privately held biomedical technology and service corporation involved in the area of human stem cell therapeutics, which was acquired by Celgene in 2002. Dr. Hariri is also co-founder and president of Human Longevity, Inc., a genomics and cell-therapy company. He serves on numerous Boards of Directors including Myos Corporation (Nasdaq: MYOS), Provista Diagnostics and Bionik Laboratories Corp (OTCQX: BNKL) and is a member of the Board of Visitors of the Columbia University School of Engineering &Applied Sciences and the Science &Technology Council of the College of Physicians and Surgeons; as well as a member of the Scientific Advisory Board for the Archon X PRIZE for Genomics, which is awarded by the X Prize Foundation. Dr. Hariri is also a Trustee of the J. Craig Venter Institute and the Liberty Science Center and has been appointed Commissioner of Cancer Research by New Jersey Governor, Chris Christie. Dr. Hariri was recipient of the Thomas Alva Edison Award in 2007 and 2011, and has received numerous other honors for his many contributions to biomedicine and aviation. Dr. Hariri received his undergraduate training at Columbia College and Columbia University School of Engineering and Applied Sciences and was awarded his M.D. and Ph.D. degrees from Cornell University Medical College. Dr. Hariri received his surgical training at The New York Hospital-Cornell Medical Center where he also directed the Aitken Neurosurgery Laboratory and the Center for Trauma Research. Dr. Hariri’s training as a scientist, his knowledge and experience with respect to the biomedical and pharmaceutical industries and his extensive research and experience makes him well-qualified to serve as a member of the board of directors.

Ramkumar Mandalam, Ph.D. Dr. Mandalam became a member of our board of directors in June 2014 and serves as Chairman of the Governance and Nomination Committee and member of the Compensation Committee our board of directors.   Dr. Mandalam is the President and CEO of Cellerant Therapeutics, Inc., a clinical stage biotechnology company developing novel cell-based and antibody therapies for cancer treatment and blood-related disorders.  Prior to joining Cellerant in 2005, he was the Executive Director of Product Development at Geron Corporation, a biopharmaceutical company where he managed the development and manufacturing of cell based therapies for treatment of degenerative diseases and cancer.  From 1994 to 2000, he held various positions in research and development at Aastrom Biosciences, where he was responsible for programs involving ex vivo expansion of human bone marrow stem cells and dendritic cells.  Dr. Mandalam received his Ph.D. in Chemical Engineering from the University of Michigan, Ann Arbor, Michigan.  Dr. Mandalam is the author or co-author of several publications, patent applications, and abstracts. Dr. Mandalam’s training as a scientist, extensive background in biotechnology and management expertise and makes him well-qualified to serve as a member of the board of directors.

Edward J. Zecchini. Mr. Zecchini became a member of our board of directors in September 2013 and serves as Chairman of the Compensation Committee and member of the Audit Committee and Scientific and Technology Committee our board of directors. Mr. Zecchini currently serves as Chief Information Officer at Remedy Partners, Inc. Prior to that, Mr. Zecchini served as Executive Vice President and Chief Technology Officer at Sandata Technologies, LLC, from May 2010 to March 2014, President and Chief Executive Officer of IT Analytics LLC from March 2008 to April 2010, Executive Vice President of Operations and Chief Information Officer of Touchstone Healthcare Partnership from May 2007 to February 2008 and Senior Vice President and Chief Information Officer of HealthMarkets, Inc. from October 2004 to April 2007. Earlier in his career he held senior level positions at Thomson Healthcare and SportsTicker, Inc. Mr. Zecchini has over thirty years of experience in the healthcare and information technology industries. Mr. Zecchini holds a Bachelor of Arts degree from the State University of New York at Oswego. Mr. Zecchini’s business expertise, including his background and extensive experience information technology and management makes him well-qualified to serve as a member of the board of directors.

Robert S. Stefanovich. Mr. Stefanovich became Chief Financial Officer, Treasurer and Corporate Secretary for the Company in June 2011. From June 15, 2012 to November 4, 2012, Mr. Stefanovich served as the Principal Executive Officer of the Company. From November 2007 through March 2011, Mr. Stefanovich served as Chief Financial Officer of Novalar Pharmaceuticals, Inc., a venture-backed specialty pharmaceutical company. Prior to that, he held several senior positions, including interim Chief Financial Officer of Xcorporeal, Inc., a publicly traded medical device company, Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company, Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also served as a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA and Frankfurt, Germany. He currently also serves as a board member of Project InVision International, a provider of business performance improvement solutions. He received his Masters of Business Administration and Engineering from University of Darmstadt, Germany.

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

Based solely on a review of the copies of such forms received by it, the Company believes that during the nine month transition period ended December 31, 2016, all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis.

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

Committees of the Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee, Nomination and Governance Committee and a Science and Technology Committee. Charters for each of these committees is available on the Company’s website at www.cryoport.com on the “Investor Relations: Corporate Governance” page under the heading “About Us.” Information on the website does not constitute a part of this registration statement.

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

The current members of the Compensation Committee are Mr. Zecchini, who is the Compensation Committee Chairman, Dr. Mandalam and Mr. Berman, each of whom is independent under applicable independence requirements. Each of the current members of the Compensation Committee is a “non-employee director” under Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Code.

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

Science and Technology Committee

The purpose of the Science and Technology Committee is to oversee matters pertaining to the Company’s strategic direction as related to product and services serving the cellular therapy business and investments in research, development, and technology relating thereto.  The committee may include director and persons who are not directors.  Currently, Dr. Robert Hariri, M.D., Ph.D. is the sole member of the Science and Technology Committee.

The current members of the Nomination and Governance Committee are Dr. Mandalam, who is the Nomination and Governance Committee Chairman, Mr. Berman and Dr. Hariri.

Corporate Code of Conduct

The Company has adopted a corporate code of conduct that applies to its directors and all employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company has posted the text of its corporate code of conduct on the Company’s website at www.cryoport.com on the “Investor Relations: Corporate Governance” page under the heading “About Us.

Item 11. Executive Compensation

Executive Officers of the Company

The Company’s current executive officers are as follows:

Jerrell W. Shelton, age 71, became President and Chief Executive Officer of the Company on November 5, 2012. He served on the Board of Directors and standing committees of Solera Holdings, Inc. from April 2007 through November 2011. From June 2004 to May 2006, Mr. Shelton was the Chairman and CEO of Wellness, Inc., a provider of advanced, integrated hospital and clinical environments. Prior to that, he served as CEO of IBM’s WebFountain. From October 1998 to October 1999, Mr. Shelton was Chairman, President and CEO of NDC Holdings II, Inc. Between October 1996 and July 1998, he was President and CEO of Continental Graphics Holdings, Inc. and from October 1991 to July 1996, Mr. Shelton served as President and CEO of Thomson Business Information Group. Mr. Shelton has a B.S. in Business Administration from the University of Tennessee and an M.B.A. from Harvard University. Mr. Shelton currently serves on the Advisory Board of Directors and the Nominating and Stewardship committee of the Smithsonian Institution Libraries.

Robert S. Stefanovich, age 52, became Chief Financial Officer, Treasurer and Corporate Secretary for the Company on June 27, 2011 following the Company’s filing of its Form 10–K for the fiscal year ended March 31, 2011. From June 15, 2012 to November 4, 2012, Mr. Stefanovich served as the Principal Executive Officer of the Company. From November 2007 through March 2011, Mr. Stefanovich served as Chief Financial Officer of Novalar Pharmaceuticals, Inc., a venture-backed specialty pharmaceutical company. Prior to that, he held several senior positions, including interim Chief Financial Officer of Xcorporeal, Inc., a publicly traded medical device company, Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company, Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also served as a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA and Frankfurt, Germany. He currently also serves as a board member of Project InVision International, a provider of business performance improvement solutions. He received his Masters of Business Administration and Engineering from University of Darmstadt, Germany.

SUMMARY COMPENSATION TABLE

The following table contains information with respect to the compensation of our Chief Executive Officer and Chief Financial Officer for the nine-month transition period ended December 31, 2016 and for the years ended March 31, 2016 and 2015. We refer to our Chief Executive Officer and Chief Financial Officer as our “Named Executive Officers.”

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)		Option Awards (2) ($)		All Other Compensation ($)	Total Compensation ($)
Jerrell W. Shelton	2016*	225,000	—		449,256	(3)	—	674,256
President and Chief Executive Officer	2016	300,000	—		3,111,677	(3)	—	3,411,677
	2015	300,000	—		1,625,913	(3)	—	1,925,913
Robert S. Stefanovich	2016*	199,583	—		216,606	(4)	—	416,189
Chief Financial Officer	2016	255,000	30,000	(5)	740,236	(4)	—	1,025,236
	2015	225,000	—		307,695	(4)	—	532,695

*	For the nine-month transition period ended December 31, 2016
(1)	This column represents the annual base salary paid as of the last payroll period prior to or immediately after each fiscal year indicated.
(2)	This amount represents the total grant date fair value of all stock option awards at the date of grant. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made during the nine-month transition period ended December 31, 2016 and the years ended March 31, 2016 and 2015, see Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.
(3)	Based on the recommendation of the Compensation Committee and approval by our board of directors, on May 6, 2016, November 20, 2015, May 7, 2015 and December 18, 2014, Mr. Shelton was granted an option to purchase 280,000, 827,000, 219,892 and 387,501 shares, respectively, of common stock in connection with his service as Chief Executive Officer of the Company. The exercise prices of the options are equal to or greater than the fair value of the Company’s stock as of the respective grant dates.
(4)	Based on the recommendation of the Compensation Committee and approval by our board of directors, on May 6, 2016, November 20, 2015, May 7, 2015 and December 18, 2014, Mr. Stefanovich was granted an option to purchase 135,000, 177,200, 57,484 and 73,334 shares of common stock, respectively, of common stock in connection with his service as Chief Financial Officer of the Company. The exercise prices of the options are equal to or greater than the fair value of the Company’s stock as of the respective grant dates.
(5)	This amount represents the bonus earned for the year ended March 31, 2016 as approved by the Compensation Committee of our board of directors.

Narrative Disclosure to Summary Compensation Table

Employment Contracts

Jerrell W. Shelton

On November 5, 2012, the Company entered into an employment agreement (the “Initial Agreement”) with Mr. Shelton with respect to his employment as President and Chief Executive Officer. The Initial Agreement provided a term of six months and an initial annual base salary of $300,000 during the term.

In addition, on the date of the Initial Agreement, Mr. Shelton was awarded two options giving him the right to acquire an aggregate of 137,500 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the Initial Agreement, or $2.40 per share. The aggregate number of shares was determined by dividing $350,000 by the closing price of the Company’s common stock on the date of the Initial Agreement, or $2.40 per share, and subtracting 8,334 shares, which is the number of shares of common stock that Mr. Shelton was given the right to purchase pursuant to the option that was issued to him in connection with his appointment to our board of directors on October 22, 2012. The first option issued in connection with the Initial Agreement was issued under the Company’s 2011 Stock Incentive Plan and provides Mr. Shelton the right to purchase 54,167 shares of the common stock of the Company, which is the maximum that may be awarded to Mr. Shelton in this fiscal year under such plan. Mr. Shelton subsequently exercised 54,167 of these shares in May and November 2013. The second option provided Mr. Shelton the right to purchase 83,334 shares of common stock of the Company and was granted outside of the Company’s incentive plans. The options vest in six equal monthly installments during the Term and expire at the earlier of (a) ten years from the date of the Initial Agreement, and (b) five (5) years from the date of the resignation and/or removal of the Mr. Shelton as a member of our board of directors.

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

The Company has no other employment agreements with executive officers of the Company as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

The following table shows information regarding unexercised stock options held by our Named Executive Officers as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jerrell W. Shelton	8,334	(1)	—	—	$2.28	10/22/22
	83,334	(2)	—	—	$2.40	11/5/22
	298,109	(3)	27,100	—	$3.24	6/28/23
	193,767	(4)	193,734	—	$4.80	12/18/24
	87,045	(5)	132,847	—	$7.80	5/07/25
	275,667	(6)	551,333	—	$5.00	8/20/25
	40,833	(7)	239,167	—	$1.87	5/06/26
Robert Stefanovich	10,417	(8)	—	—	$10.32	6/20/21
	5,000	(9)	—	—	$5.16	8/3/22
	61,182	(10)	8,736	—	$3.24	6/28/23
	36,672	(11)	36,662	—	$4.80	2/18/24
	22,762	(12)	34,722	—	$7.80	5/07/25
	59,067	(13)	118,133	—	$3.07	8/20/25
	19,688	(14)	115,312	—	$1.87	5/06/26

(1)	Based on the recommendation of the Compensation Committee and approval by our board of directors, Mr. Shelton was granted an option to purchase 8,334 shares of common stock exercisable at $2.28 per share on October 22, 2012 upon joining the board of directors. Options vests in twelve equal monthly installments. The exercise price for shares of common stock pursuant to the options is equal to the fair value of the Company’s stock as of the grant date.
(2)	Based on the recommendation of the Compensation Committee and approval our board of directors , Mr. Shelton was granted an option to purchase 137,500 shares of common stock exercisable at $2.40 per share on November 5, 2012, which vests in six equal monthly installments. 54,166 of these options were issued under the 2011 stock option plan and exercised in May and November 2013 and 83,884 were issued outside of a plan. The exercise price for shares of common stock pursuant to the option is equal to the fair value of the Company’s stock as of the grant date.
(3)	Based on the recommendation of the Compensation Committee and approval our board of directors , Mr. Shelton was granted an option to purchase 325,209 shares of common stock exercisable at $3.24 per share on June 28, 2013. The option vests 2/48th immediately with the remainder vesting 1/48th per month for 46 months. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(4)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Shelton was granted an option to purchase 387,501 shares of common stock exercisable at $4.80 per share on December 18, 2014. The option vests in monthly installments over a four year period, 262,500 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(5)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Shelton was granted an option to purchase 219,892 shares of common stock exercisable at $7.80 per share on May 7, 2015. The option vests in monthly installments over a four year period, 219,892 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

(6)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Shelton was granted an option to purchase 827,000 shares of common stock exercisable at $3.07 per share on August 20, 2015, subject to stockholder approval of the 2015 Omnibus Equity Incentive Plan which occurred on November 20, 2015. The award was amended on February 3, 2016 to increase the exercise price of the option from $3.07 to $5.00. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to or more than the fair value of the Company’s stock on the date of grant.
(7)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Shelton was granted an option to purchase 280,000 shares of common stock exercisable at $1.87 per share on May 6, 2016. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(8)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 10,417 shares of common stock exercisable at $10.32 per share on June 20, 2011. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(9)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 5,000 shares of common stock exercisable at $5.16 per share on August 3, 2012. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(10)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 69,918 shares of common stock exercisable at $3.24 per share on June 28, 2013. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(11)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 73,334 shares of common stock exercisable at $4.80 per share on December 18, 2014. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(12)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 57,484 shares of common stock exercisable at $7.80 per share on May 7, 2015. The options vest in equal monthly installments over a four year period, 57,484 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(13)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 177,200 shares of common stock exercisable at $3.07 per share on August 20, 2015, subject to stockholder approval of the 2015 Omnibus Equity Incentive Plan which occurred on November 20, 2015. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to or more than the fair value of the Company’s stock on the date of grant.
(14)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 135,000 shares of common stock exercisable at $1.87 per share on May 6, 2016. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

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

DIRECTOR COMPENSATION

Compensation for our board of directors is governed by the Company’s Compensation Committee. The compensation plan for non-employee directors is as follows:

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

In addition to the compensation options above the following compensation apply to non-employee directors chairing a committee of our board of directors. This compensation will be paid on the same basis as the director chose from the options described above:

Chairman/Lead Director	$25,000
Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Science and Technology Committee	$24,000

Newly appointed directors receive an initial grant of options to purchase 50,000 shares of the Company’s common stock, vesting monthly over four years.

The following table sets forth the director compensation of the non-employee directors of the Company during the nine-month transition period ended December 31, 2016.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Richard Berman	74,592	—	—	—	74,592
Robert Hariri, M.D., Ph.D	48,000	—	—	—	48,000
Ramkumar Mandalam, Ph.D.	10,090	21,848	—	—	31,938
Edward Zecchini	12,545	25,924	—	—	38,469

(1)	Fees earned or paid in cash as shown in this schedule represent payments and accruals for directors’ services earned during the nine-month transition period ended December 31, 2016.

(2)	This column represents the total grant date fair value of all stock options granted during the nine-month transition period ended December 31, 2016. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made, refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 1, 2017, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and executive officers as a group. As of March 1, 2017, there were 17,604,283 shares of common stock outstanding. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Cryoport, Inc., 17305 Daimler St, Irvine, CA 92614.

The following table gives effect to the shares of common stock issuable within 60 days of March 1, 2017, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Shares of Common Stock Beneficially Owned
Named Executive Officers and Directors:
Jerrell W. Shelton	1,440,196	(1)	7.6%
Richard Berman	104,660	(1)(3)	*
Robert Hariri, M.D. Ph.D.	80,600	(1)	*
Ramkumar Mandalam Ph.D.	74,157	(1)	*
Edward Zecchini	79,245	(1)	*
Robert S. Stefanovich	258,532	(1)	1.4%

All directors and executive officers as a group (6 persons)	2,037,390	(1)	10.5%

*	Represents less than 1%

(1)	Includes shares which individuals shown above have the right to acquire as of March 1, 2017, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows: Mr. Shelton — 1,252,935 shares; Mr. Berman — 75,126 shares; Dr. Hariri — 65,300 shares; Dr. Mandalam—54,163 shares; Mr. Zecchini—54,163 and Mr. Stefanovich — 257,532 shares.

(2)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and also any shares which the holder has the right to acquire within 60 days.

(3)	Includes 9,250 warrants and 8,138 shares owned by Mrs. Richard Berman, spouse of Mr. Berman.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2016 concerning the Company’s common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Company’s equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	3,416,588	$3.68	2,355,426
Equity compensation plans not approved by stockholders(1)	8,543,440	$4.38	N/A

Total	11,960,028	$4.18	2,355,426

(1)	From November 5, 2012 through May 7, 2015, a total of 1,095,962 options outstanding were granted to employees outside of an option plan of which 890,935 shares were issued to Mr. Shelton and 127,402 shares were issued to Mr. Stefanovich.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has established policies and other procedures regarding approval of transactions between the Company and any employee, officer, director, and certain of their family members and other related persons, including those required to be reported under Item 404 of Regulation S-K. These policies and procedures are generally not in writing, but are evidenced by long standing principles set forth in our Code of Conduct or adhered to by our board of directors. As set forth in the Audit Committee Charter, the Audit Committee reviews and approves all related-party transactions after reviewing such transaction for potential conflicts of interests and improprieties. Accordingly, all such related-party transactions are submitted to the Audit Committee for ongoing review and oversight. Generally speaking, we enter into related-party transactions only on terms that we believe are at least as favorable to our company as those that we could obtain from an unrelated third party.

The following related-party transaction were approved or ratified by at least two independent directors and future material affiliated transactions will be approved by a majority of the independent directors who do not have an interest in the transaction and who had access, at the issuer’s expense, to issuer’s or independent legal counsel.

As of December 31, 2016 and March 31, 2016, we had an aggregate principal balance of $646,700 and $966,000 in unsecured indebtedness owed to three and five related parties, respectively, including former members of the Board of Directors, representing working capital advances made to us from February 2001 through March 2005.

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). As of December 31, 2016, the three note holders had outstanding principal balances of $313,700, $186,700 and $146,300, respectively. The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and is being amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the related-party notes. During the nine-month transition period ended December 31, 2016, 2016 and for the year ended March 31, 2016, $18,700 and $2,000, respectively, of the debt discount was amortized to interest expense.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which had an outstanding principal balance of $35,800 at March 31, 2016, required interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which was March 1, 2016. On March 1, 2016, we entered into a verbal agreement to extend the term of the related-party note to April 1, 2016. On April 1, 2016, we entered into a definitive agreement to amend and extend the term of the note to July 1, 2016. The note was repaid on July 1, 2016.

The conversion feature of the related-party notes payable at a 20% discount resulted in a BCF. The fair value of the BCF of $521,100 was recorded as a debt discount upon the resolution of the contingency and it was amortized to interest expense over the conversion term which ended on September 29, 2015.

Related-party interest expense under these notes was $39,500 and $58,500 for the nine-month transition period ended December 31, 2016 and for the year ended March 31, 2016, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $11,400 and $6,100 as of December 31, 2016 and March 31, 2016, respectively.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firms Fees

The following table shows the fees that were billed to us for the audit and other services provided by KMJ Corbin & Company LLP (“KMJ”) for the Company’s nine-month transition period ended December 31, 2016 and the year ended March 31, 2016.

	Nine Months Ended December 31, 2016	Year Ended March 31, 2016
Audit Fees	$64,900	$75,600
Audit-Related Fees	36,225	43,237
Tax Fees	13,500	13,000
	$114,625	$131,837

The fees billed to us by KMJ during or related to the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016 consist of audit fees, audit-related fees and tax fees, as follows:

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

All Other Fees. We did not incur any other fees to KMJ during the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016.

Policy on Audit Committee Pre-Approval of Fees

The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016, all services billed by KMJ were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 8, 2016.

3.3	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 30, 2015.

3.4	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.5	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.6	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015. Incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

Exhibit No.	Description

3.7	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.8.

3.8	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.9.

3.9	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.10	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.11	Certificate of Amendment filed with the Nevada Secretary of State on November 23, 2015. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 23, 2015.

4.1	Form of Warrant issued with Convertible Promissory Notes. Incorporated by reference to Exhibit 4.20 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.2	Form of Warrant issued upon Conversion of Convertible Promissory Notes. Incorporated by reference to Exhibit 4.21 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.3	Form of Warrant Issued to Placement Agents. Incorporated by reference to Exhibit 4.22 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.4	Form of Warrant issued with Convertible Promissory Notes (5% Bridge Notes). Incorporated by reference to Exhibit 4.23 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

4.5	Form of Warrant issued in connection with the May 2014 private placement. Incorporated by reference to Exhibit 4.24 of the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

4.6	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 9, 2014.

4.7	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

4.8	Form of Warrant issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.9	Form of March Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.10	Form of March Fee Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.11	Form of Warrant and Warrant Certificate issued in connection with public offering of Units. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 4.28.

4.12	Form of Warrant issued to Aegis Capital Corp. in connection with public offering of Units. Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 dated June 12, 2015 and referred to as Exhibit 4.29.

4.13	Form of Warrant issued with Second Amended and Restated Note. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 1, 2016.

Exhibit No.	Description

4.14	Form of Subscription Rights Certificate. Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1 dated April 28, 2016.

4.15	Form of New Warrants issued in connection with the Company’s registered warrant repricing. Incorporated by reference to Annex A to the Company’s Amendment No. 3 to Registration Statement on Form S-4 dated October 14, 2016.

4.16	Form of Warrant Agreement relating to the Supplemental Warrants (including the Form of Supplemental Warrant certificate), by and between the Company and Continental Stock Transfer & Trust Company issued in connection with the Company’s registered warrant repricing. Incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-4 dated August 11, 2016.

4.17	Amended and Restated Master Consulting and Engineering Services Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.1	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

10.2	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

10.3	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.4	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.5	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.6	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.7	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.8*	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.9*	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.10	Form of Subscription Agreement in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.11	Form of Election to Convert in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.12	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.13	Subscription Agreement and Letter of Investment Intent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

Exhibit No.	Description

10.14	Form of Note Exchange Agreement and Letter of Investment Intent, dated February 19, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.15	Form of Exchange Note issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.16*	Stock Option Agreement dated December 18, 2014 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

10.17	Purchase and Sale Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.18	2015 Omnibus Equity Incentive Plan. Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 1, 2015.

10.19	Standard Industrial/Commercial Multi-Tenant Lease – Net dated for reference purposes only October 2, 2015 between the Cryoport Systems, Inc. and Daimler Opportunity, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.20	Guaranty between the Company and Daimler Opportunity, LLC dated as of October 2, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.21	Form of Second Amended and Restated Note. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 1, 2016.

21+	Subsidiaries of Registrant.

23.1+	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton
Chief Executive Officer and Director

Date:  March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON	Chief Executive Officer and Director	March 13, 2017
Jerrell W. Shelton	(Principal Executive Officer)

/s/ ROBERT S. STEFANOVICH	Chief Financial Officer	March 13, 2017
Robert S. Stefanovich	(Principal Financial and Accounting Officer)

/s/ RICHARD BERMAN	Director	March 13, 2017
Richard Berman

/s/ ROBERT HARIRI	Director	March 13, 2017
Robert Hariri, M.D., Ph.D.

/s/ RAMKUMAR MANDALAM, PH.D.	Director	March 13, 2017
Ramkumar Mandalam Ph.D.

/s/ EDWARD ZECCHINI	Director	March 13, 2017
Edward Zecchini

Cryoport, Inc. and Subsidiary

Consolidated Financial Statements

As of December 31, 2016 and March 31, 2016

Nine Months Ended December 31, 2016 and Year Ended March 31, 2016

Cryoport, Inc. and Subsidiary

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Cryoport, Inc.

We have audited the accompanying consolidated balance sheets of Cryoport, Inc. and subsidiary (the “Company”) as of December 31, 2016 and March 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the nine month period ended December 31, 2016 and the year ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cryoport, Inc. and subsidiary as of December 31, 2016 and March 31, 2016, and the results of their operations and their cash flows for the nine month period ended December 31, 2016 and the year ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2016 the Company changed its fiscal year end from March 31 to December 31.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses from inception and has used substantial amounts of working capital in its operations. Although the Company has cash and cash equivalents of $4.5 million at December 31, 2016, management has estimated that cash on hand will only be sufficient to allow the Company to continue its operations through the third quarter of calendar year 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 13, 2017

Cryoport, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	March 31,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$4,524,529	$2,792,526
Accounts receivable, net of allowance for doubtful accounts of $75,000 and $22,100, respectively	1,195,479	1,020,999
Inventories	89,499	69,801
Prepaid expenses and other current assets	286,919	248,729
Total current assets	6,096,426	4,132,055
Property and equipment, net	1,647,104	1,319,741
Intangible assets, net	5,000	8,581
Deposits	363,403	363,403
Total assets	$8,111,933	$5,823,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,160,299	$1,271,926
Accrued compensation and related expenses	419,034	508,754
Related-party notes payable and accrued interest, net of discount of $6,100 and $12,400, respectively	651,934	392,898
Total current liabilities	2,231,267	2,173,578
Related-party notes payable, net of current portion	—	554,275
Deferred rent liability	200,264	—
Total liabilities	2,431,531	2,727,853
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock, $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock, $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,604,283 and 12,251,313 issued and outstanding at December 31, 2016 and March 31, 2016, respectively	17,604	12,251
Additional paid-in capital	129,196,680	116,214,522
Accumulated deficit	(123,533,882)	(113,130,846)
Total stockholders’ equity	5,680,402	3,095,927
Total liabilities and stockholders’ equity	$8,111,933	$5,823,780

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Operations

	Nine Months Ended December 31,		Year Ended March 31,
	2016	2015	2016
		(unaudited)
Revenues	$6,123,271	$4,326,654	$5,882,199
Cost of revenues	3,603,655	3,018,147	3,991,885
Gross margin	2,519,616	1,308,507	1,890,314
Operating costs and expenses:
General and administrative	4,634,775	4,110,750	5,925,171
Sales and marketing	3,573,204	2,908,750	4,155,776
Engineering and development	453,628	405,785	550,263
Total operating costs and expenses	8,661,607	7,425,285	10,631,210
Loss from operations	(6,141,991)	(6,116,778)	(8,740,896)
Other expense:
Interest expense	(58,222)	(984,748)	(1,065,942)
Warrant inducement and repricing expense	(4,195,252)	—	—
Other expense, net	(1,898)	(5,029)	(9,901)
Loss before provision for income taxes	(10,397,363)	(7,106,555)	(9,816,739)
Provision for income taxes	(5,673)	(3,625)	(3,625)
Net loss	(10,403,036)	(7,110,180)	(9,820,364)
Preferred stock beneficial conversion charge	—	(4,474,348)	(4,474,348)
Undeclared cumulative preferred dividends	—	(687,267)	(762,727)
Net loss attributable to common stockholders	$(10,403,036)	$(12,271,795)	$(15,057,439)
Net loss per share attributable to common stockholders – basic and diluted	$(0.68)	$(1.96)	$(2.05)
Weighted average common shares outstanding – basic and diluted	15,393,402	6,259,686	7,339,855

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

	Class A		Class B						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Equity (Deficit)
Balance at March 31, 2015	454,750	$455	161,709	$162	5,026,585	$5,026	$97,346,137	$(97,768,079)	$(416,299)
Net loss	—	—	—	—	—	—	—	(9,820,364)	(9,820,364)
Stock-based compensation expense	—	—	—	—	—	—	2,572,296	—	2,572,296
Issuance of Class B convertible preferred stock, net of offering costs of $577,700	—	—	372,862	373	—	—	3,896,305	—	3,896,678
Issuance of common stock in public offering, net of costs of $856,800	—	—	—	—	2,090,750	2,091	5,936,008	—	5,938,099
Mandatory conversion of Class A convertible preferred stock and Class B convertible preferred stock	(454,750)	(455)	(534,571)	(535)	4,977,038	4,977	1,064,068	(1,068,055)	—
Issuance of common stock upon exercise of options and warrants	—	—	—	—	40,137	40	10,841	—	10,881
Accretion of the fair value of the Class B convertible preferred stock beneficial conversion features and relative fair value of warrants	—	—	—	—	—	—	4,474,348	(4,474,348)	—
Estimated relative fair value of beneficial conversion feature of related-party notes payable	—	—	—	—	—	—	521,056	—	521,056
Estimated relative fair value of warrants issued in connection with related-party notes payable amendment	—	—	—	—	—	—	26,901	—	26,901
Issuance of restricted stock in connection with consulting agreement	—	—	—	—	55,000	55	150,095	—	150,150
Issuance of common stock for board of director compensation	—	—	—	—	61,803	62	216,467	—	216,529
Balance at March 31, 2016	—	—	—	—	12,251,313	12,251	116,214,522	(113,130,846)	3,095,927
Net loss	—	—	—	—	—	—	—	(10,403,036)	(10,403,036)
Stock-based compensation expense	—	—	—	—	—	—	2,281,232	—	2,281,233
Issuance of common stock for April tender offer, net of costs of $281,500	—	—	—	—	2,020,597	2,021	2,242,226	—	2,244,247
Issuance of common stock for October tender offer, net of costs of $477,300	—	—	—	—	2,470,913	2,471	3,226,640	—	3,229,111
Supplemental warrant expense in connection with the October tender offer	—	—	—	—	—	—	615,899	—	615,899
Warrant repricing expense	—	—	—	—	—	—	3,579,353	—	3,579,352
Issuance of common stock for Rights Offering, net of costs of $315,000	—	—	—	—	841,873	842	989,056	—	989,898
Issuance of common stock for board of director compensation	—	—	—	—	19,587	19	47,752	—	47,771
Balance at December 31, 2016	—	$—	—	$—	17,604,283	$17,604	$129,196,680	$(123,533,882)	$5,680,402

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended December 31,		Year Ended March 31,
	2016	2015	2016
		(unaudited)
Cash Flows From Operating Activities:
Net loss	$(10,403,036)	$(7,110,180)	$(9,820,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,297	166,324	239,228
Amortization of debt discount and deferred financing costs	18,729	417,003	483,058
Stock-based compensation expense to employees, directors and consultants	2,329,003	2,057,236	2,884,162
Warrant inducement and repricing expense	4,195,252	—	—
Estimated relative fair value of beneficial conversion feature on related-party notes payable	—	521,056	521,056
Loss on disposal of property and equipment	37,588	37,247	168,712
Loss on write-off of patents	—	98,086	98,086
Provision for bad debt	42,646	36,006	38,509
Changes in operating assets and liabilities:
Accounts receivable	(217,126)	(63,092)	(469,809)
Inventories	(19,698)	(15,274)	(70,471)
Prepaid expenses and other current assets	(38,190)	(479,956)	(151,392)
Deposits	—	—	(363,403)
Accounts payable and other accrued expenses	88,637	350,547	313,230
Accrued compensation and related expenses	(89,720)	(330,878)	(162,145)
Accrued interest	11,410	(20,174)	(14,147)

Net cash used in operating activities	(3,743,208)	(4,336,049)	(6,305,690)

Cash Flows From Investing Activities:
Purchases of property and equipment	(657,667)	(713,993)	(1,119,251)
Patent costs	(5,000)	—	—

Net cash used in investing activities	(662,667)	(713,993)	(1,119,251)

Cash Flows From Financing Activities:
Proceeds from the issuance of Class A and Class B convertible preferred stock, net of offering costs	—	3,896,678	3,896,678
Proceeds from exercise of stock options and warrants	—	10,881	10,881
Proceeds from the April 2016 tender offer, net of offering costs	2,244,247	—	—
Proceeds from the rights offering, net of offering costs	989,898	—	—
Proceeds from the October 2016 tender offer, net of offering costs	3,229,111	—	—
Proceeds from public offering, net of offering costs	—	5,938,099	5,938,099
Repayment of notes payable	—	(741,377)	(741,377)
Repayment of related-party notes payable	(325,378)	(212,000)	(292,000)

Net cash provided by financing activities	6,137,878	8,892,281	8,812,281

Net change in cash and cash equivalents	1,732,003	3,842,239	1,387,340

Cash and cash equivalents — beginning of period	2,792,526	1,405,186	1,405,186

Cash and cash equivalents — end of period	$4,524,529	$5,247,425	$2,792,526

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$43,223	$48,010	$57,121

Cash paid for income taxes	$5,673	$3,625	$3,625

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Issuance of common stock for accrued board of director compensation	$—	$54,813	$54,813

Cumulative undeclared preferred dividends recorded upon conversion of Class A convertible preferred stock and Class B convertible preferred stock into common stock	$—	$—	$1,068,055

Estimated relative fair value of warrants issued in connection with related-party notes payable	$—	$—	$26,901

Leasehold improvements paid by tenant allowance included in accounts payable and accrued expenses	$—	$—	$200,000

Reclassification of shipper inventory to property and equipment	$—	$32,074	$70,350

Fair value of common stock issued to consultant for future services included in other current assets	$—	$75,075	$—

Accretion of convertible preferred stock beneficial conversion feature and relative fair value of warrants issued in connection with the convertible preferred stock units to accumulated deficit	$—	$4,474,348	$4,474,348

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of the Business

Cryoport, Inc. (“Cryoport”) is the premier provider of cryogenic logistics solutions to the life sciences industry through its purpose-built proprietary packaging, information technology and specialized cold chain logistics expertise. The Company provides leading edge logistics solutions for biologic materials, such as immunotherapies, stem cells, CAR-T cells and reproductive cells for clients worldwide. Leading global companies, such as FedEx, UPS and DHL have each separately selected Cryoport as the preferred cryogenic logistics provider for time- and temperature-sensitive biological material.  Cryoport actively supports points-of-care, contract research organizations, central laboratories, pharmaceutical companies, contract manufacturers and university researchers.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Going Concern

The accompanying consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception and have used substantial amounts of working capital in our operations. At December 31, 2016, we had an accumulated deficit of $123.5 million. During the nine months ended December 31, 2016, we used cash in operations of $3.7 million and had a net loss of $10.4 million.

We expect to continue to incur substantial additional operating losses from costs related to the commercialization of our Cryoport Express® Solutions and do not expect that revenues from operations will be sufficient to satisfy our funding requirements in the near term. We believe that our cash and cash equivalents of $4.5 million at December 31, 2016 and revenues generated from our services will be sufficient to sustain our planned operations through the third quarter of calendar year 2017; however, we must obtain additional capital to fund operations thereafter and for the achievement of sustained profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. We are currently working on funding alternatives in order to secure sufficient operating capital to allow us to continue to operate as a going concern.

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

In September 2016, the Company elected to change its fiscal year end from March 31 to a new fiscal year end of December 31. Accordingly, the accompanying consolidated financial statements include audited financial statements for the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016 and unaudited financial statements for the nine months ended December 31, 2015. As a result of the change, the Company’s quarterly reporting periods will be comprised of the three calendar months ending March 31, June 30 and September 30.

Stock Split

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except for related-party notes payable, approximates fair value at December 31, 2016 and March 31, 2016 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit insurance coverage limits up to $250,000 per owner. At December 31, 2016, the Company had cash balances of approximately $4.3 million which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at December 31, 2016 and March 31, 2016 are net of reserves for doubtful accounts of $75,000 and $22,100, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At March 31, 2016, there was one customer that accounted for 25.5% of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at December 31, 2016 and March 31, 2016.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the nine-month transition period ended December 31, 2016 and year ended March 31, 2016, the Company had revenues from foreign customers of approximately $922,800 and $825,100, respectively, which constituted approximately 15.1% and 14.0%, respectively, of total revenues. For the year ended March 31, 2016, there was one customer that accounted for 14.0% of net revenues. No other single customer generated over 10% of net revenues during the nine-month transition period ended December 31, 2016 and year ended March 31, 2016.

Inventories

The Company’s inventories consist of packaging materials and accessories that are sold to customers. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at their net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

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

Property and equipment are recorded at cost. Cryogenic shippers and data loggers, which comprise of 44% and 35% of the Company’s net property and equipment balance at December 31, 2016 and March 31, 2016, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the consolidated statements of operations.

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued. During the year ended March 31, 2016, the Company wrote off patents aggregating $98,100 to engineering and development expense in the accompanying consolidated statement of operations. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services including the valuation of warrants issued to consultants.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2016.

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

Preferred stock which is convertible to common stock at a rate of conversion that is below market value is characterized as a BCF. The Company records this BCF as a discount to the preferred stock and accretes the discount to accumulated deficit as a deemed dividend through the earliest conversion date or upon issuance if the preferred stock can be immediately converted.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of December 31, 2016 and March 31, 2016, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2016 and March 31, 2016 and has not recognized interest and/or penalties in the consolidated statements of operations for the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016. The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2016, the Company is no longer subject to U.S. federal examinations for years before 2012 and for California franchise and income tax examinations for years before 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

Revenue Recognition

The Company provides shipping containers to its customers and charges a fee in exchange for the use of the containers. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the containers over a period of time. The Company retains title to the containers and provides its customers the use of the containers for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company.

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

Engineering and Development Expenses

Expenditures relating to engineering and development are expensed in the period incurred.

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

Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The estimated forfeiture rates at December 31, 2016 and March 31, 2016 were zero as the Company has not had a significant history of forfeitures and does not expect significant forfeitures in the future.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or warrants are classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the nine months ended December 31, 2016 and the year ended March 31, 2016.

The Company uses Black-Scholes to estimate the fair value of stock-based awards. The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The Company’s stock-based compensation plans are discussed further in Note 10.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed dividends and cumulative preferred stock dividends (if any), whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. During the year ended March 31, 2016, undeclared dividends prior to the conversion of the preferred stock into common stock in 2016 totaling $762,700, were added to the net loss on the consolidated statement of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the nine months ended December 31, 2016 and the year ended March 31, 2016:

	Nine Months Ended December 31, 2016	Year Ended March 31, 2016
Net loss	$(10,403,036)	$(9,820,364)
Less:
Preferred stock beneficial conversion charge	—	(4,474,348)
Undeclared cumulative preferred dividends	—	(762,727)
Net loss attributable to common stockholders	$(10,403,036)	$(15,057,439)
Weighted average common shares outstanding – basic and diluted	15,393,402	7,339,855
Basic and diluted net loss per share attributable to common stockholders	$(0.68)	$(2.05)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Nine Months Ended December 31, 2016	Year Ended March 31, 2016
Stock options	154,479	472,510
Warrants	10,710	703,424
	165,189	1,175,934

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2016.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods ending after December 15, 2016. The Company adopted the guidance and disclosure provisions of the new standard in its December 31, 2016 consolidated financial statements and the adoption of the standard did not have a material impact on our consolidated financial statements.

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

Note 3. Inventories

Inventories consist of the following:

	December 31, 2016	March 31, 2016

Raw materials	$58,655	$56,923
Finished goods	30,844	12,878
	$89,499	$69,801

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	March 31, 2016
Cryogenic shippers and data loggers	$1,525,409	$1,287,781
Furniture and fixtures	59,961	50,615
Computers and software	474,681	494,848
Machinery and equipment	310,398	301,722
Leasehold improvements	426,105	406,471
Fixed assets in process	106,598	—
	2,903,152	2,541,437
Less accumulated depreciation and amortization	(1,256,048)	(1,221,696)
	$1,647,104	$1,319,741

Total depreciation and amortization expense related to property and equipment amounted to $292,700 and $209,100 for the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016, respectively.

Note 5. Intangible Assets

Intangible assets consist of the following:

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$52,375	$(47,375)	$5,000	—
Software development costs	545,445	(545,445)	—	—
Total intangible assets	$597,820	$(592,820)	$5,000

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$47,375	$(47,375)	$—	—
Software development costs	547,127	(538,546)	8,581	0.6
Total intangible assets	$594,502	$(585,921)	$8,581

Amortization expense for intangible assets for the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016 was $8,600 and $30,100, respectively. Estimated amortization expense in calendar year 2017 is expected to be $0.

Note 6. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following:

	December 31, 2016	March 31, 2016
Accrued salaries and wages	$156,945	$261,064
Accrued paid time off	207,026	199,190
Accrued board of director fees	46,000	48,500
Other accrued obligations	9,063	—
	$419,034	$508,754

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

In connection with the issuance of the 7% Bridge Notes, the Company issued the note holders warrants to purchase 190,625 shares of common stock at an exercise price of $6.00 per share. The warrants were exercisable on May 31, 2015 and expire on November 30, 2021. The relative fair value of the warrants of $458,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the notes.  During the year ended March 31, 2016, the Company amortized $221,400 of the debt discount to interest expense for these notes.

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

Note 8. Related-Party Transactions

As of December 31, 2016 and March 31, 2016, the Company had aggregate principal balances of $646,700 and $966,000, respectively, in outstanding unsecured indebtedness owed to three and five related parties, respectively, including former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

In March 2015, we entered into definitive agreements relating to the exchange or amendment of the notes evidencing such working capital advances. Three of the notes issued to Patrick Mullins, M.D., Maryl Petreccia and Jeffrey Dell, M.D., which as of March 31, 2016 had outstanding principal balances of $448,200, $266,700 and $208,900, respectively, were amended and restated, and the holders received warrants to purchase 37,347, 22,224, and 17,412 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, and warrants to purchase 834, 417, and 417 shares, respectively, of our common stock at an exercise price of $6.00 per share, exercisable on March 2, 2015 and expiring on March 1, 2020, to reimburse the three note holders for any fees or other expenses incurred in connection with this transaction. The notes, as amended and restated, required interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which was the earlier to occur of (i) March 1, 2016, (ii) the sale of all or substantially all of our assets, or (iii) the merger, consolidation or other similar reorganization of the Company or an affiliate of our Company with another entity. Under the terms of such notes, upon the closing of the public offering in July 2015, the holders had the option to convert into the securities issued in such offering at a twenty percent (20%) discount to the price per unit issued by the Company in such offering. The holders elected not to convert into such securities issued by the Company.

The relative fair value of the related-party warrants issued in 2015 of $280,400 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the convertible notes. During the year ended March 31, 2016, the Company amortized $259,600 of the debt discount to interest expense for these convertible notes.

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). As of December 31, 2016, the three note holders had outstanding principal balances of $313,700, $186,700 and $146,300, respectively. The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and is being amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the related-party notes. During the nine-month transition period ended December 31, 2016 and for the year ended March 31, 2016, $18,700 and $2,000, respectively, of the debt discount was amortized to interest expense.

One note issued to Raymond Takahashi, M.D., was exchanged for (i) a new promissory note with an original principal amount equal to the outstanding principal and interest of the original note, and (ii) a warrant to purchase 1,490 shares of the Company’s common stock at an exercise price of $6.00 per share, exercisable on February 20, 2015 and expiring on February 19, 2018. The new note, which had an outstanding principal balance of $35,800 at March 31, 2016 required interest payments on a calendar quarterly basis and payment of all outstanding principal and accrued interest on the maturity date, which was March 1, 2016. On March 1, 2016, we entered into a verbal agreement to extend the term of the related-party note to April 1, 2016. On April 1, 2016, we entered into a definitive agreement to amend and extend the term of the note to July 1, 2016. The note was repaid on July 1, 2016.

The conversion feature of the related-party notes payable at a 20% discount resulted in a BCF. The fair value of the BCF of $521,100 was recorded as a debt discount upon the resolution of the contingency and it was amortized to interest expense over the conversion term which ended on September 29, 2015.

Related-party interest expense under these notes was $39,500 and $58,500 for the nine-month transition period ended December 31, 2016 and for the year ended March 31, 2016, respectively. Accrued interest, which is included in related-party notes payable in the accompanying consolidated balance sheets, amounted to $11,400 and $6,100 as of December 31, 2016 and March 31, 2016, respectively.

One note issued to Marc Grossman, M.D., which as of March 31, 2016 had an outstanding principal balance of $6,500, as amended, provided for interest at a rate of 6% per annum commencing on March 13, 2015; however, no interest payments were required if no event of default occurred and if the Company (i) complied with its regular payment obligations, reimbursed the payee for attorneys’ fees in connection with the negotiation of the note amendment, up to a maximum amount of $1,000, on the later of (A) March 13, 2015, or (B) three (3) days after receiving written notice from the payee of the amount of attorneys’ fees incurred by payee, and (iii) the Company immediately paid all unpaid amounts due and payable in full before the earlier of May 1, 2016 or at the same time that payee(s) of any other promissory note(s) with the Company that were issued in 2005 were paid in full before May 1, 2016, other than (Y) notes that are satisfied upon conversion into common stock, warrants or any other equity of the Company, or (Z) notes that have been paid in full before March 2, 2015. All principal and interest under the original note, as amended by the note amendment, was due on May 1, 2016. The note required monthly payments of $20,000, except for the month of June 2015, where the monthly payment was $72,000. The note was repaid in full in April 2016.

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

Future minimum lease payments are approximately as follows:

Years ending December 31,	Operating Leases
2017	$309,093
2018	314,079
2019	322,086
2020	331,749
2021	341,701
Thereafter	410,897
$2,029,605

Rent expense for the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016 was approximately $222,700 and $134,000, respectively.

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

Consulting fees for services provided by KLATU were $252,600 and $290,100 for the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016, respectively.

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

Common Stock Issuances For Services

During the nine-month transition period ended December 31, 2016, 19,587 shares of common stock with a fair value of $47,800 were issued to two members of the board of directors as compensation for services.

During the year ended March 31, 2016, 61,803 shares of common stock with a fair value of $216,500 were issued to members of the board of directors as compensation for services.

During the year ended March 31, 2016, the Company issued 55,000 shares of common stock with a fair value of $150,200 to a consultant for investor relation services under a consulting agreement that expired on April 1, 2016.

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

In connection with this offering, the Company incurred $477,300 in offering costs that have been offset against proceeds from this offering.

Pursuant to the October 2016 Tender Offer, warrants to purchase 2,470,913 Original Warrants were tendered, resulting in the issuance by the Company of an aggregate of 2,470,913 shares of its common stock and 617,695 Supplemental Warrants to the Original Warrant holders for aggregate gross proceeds to the Company of approximately $3.7 million.

The New Warrants, which have a lower exercise price than the Original Warrants, and the Supplemental Warrants are treated as an inducement to enter into the October 2016 Tender Offer. As such, the difference between the fair value of the Original Warrants as of the date of their exchange and the fair value of the New Warrants at issuance, amounting to $1,649,600, and the fair value of the Supplemental Warrants issued of $615,900 resulted in a warrant inducement and repricing expense of $2,265,400 in the quarter ended December 31, 2016, with an offsetting amount recorded as additional paid-in-capital. The fair value of the Original Warrants exchanged, the New warrants and the Supplemental Warrants was determined using the Black-Scholes pricing model as of the closing date of October 28, 2016.

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

The Amended Warrants also provided that, on or prior to June 30, 2016, the Company was required to prepare and file with the SEC a registration statement on Form S-1 covering resales of the Exercise Shares. In addition, the Company was required to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC. The Company filed the Form S-1 on June 30, 2016, which was declared effective on August 10, 2016. In connection with this offering, the Company incurred $281,500 in offering costs that have been offset against the proceeds from this offering.

As a result of reducing the exercise price of certain warrants in connection with the April 2016 Tender Offer, a warrant repricing expense of $1.9 million was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the accompanying consolidated statement of operations for the nine months ended December 30, 2016.

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

Under the terms of the offering, rights holders had the ability to oversubscribe, which entitled each rights holder that exercised their basic subscription privilege in full the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering. In connection with this offering, the Company incurred $315,000 in offering costs that have been offset against the proceeds from this offering.

Issuance of Class B Convertible Preferred Stock

In February 2015, the Company entered into definitive agreements for a private placement of its securities to certain institutional and accredited investors (the “Class B Investors”) pursuant to certain subscription agreements and elections to convert between the Company and the Class B Investors. During the year ended March 31, 2016, aggregate gross cash proceeds of $4.5 million (approximately $3.9 million after offering costs), were collected in exchange for the issuance of 372,862 shares of our Class B Convertible Preferred Stock, and warrants, exercisable for five years, to purchase up to a total of 248,575 shares of our common stock at an exercise price of $6.00 per share. The Company used the net proceeds for working capital purposes.

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

The fair value of the beneficial conversion feature of the convertible preferred stock issuance and the relative fair value of the warrants issued, aggregated $4.5 million during the year ended March 31, 2016. This amount was accreted to accumulated deficit and additional paid-in capital during the year ended March 31, 2016.

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

The Mandatory Exchange was effected in accordance with the terms and conditions of the Company’s Amended and Restated Certificate of Designation of Class A Convertible Preferred Stock and the Company’s Amended and Restated Certificate of Designation of Class B Convertible Preferred Stock (together, as amended to date, the “Certificates of Designation”).  In accordance with each of the Certificates of Designation, a mandatory exchange of the Preferred Stock is triggered upon a Qualified Offering (as defined in the Certificates of Designation).  The Mandatory Exchange occurs on the day that is six months and one day after the closing of such Qualified Offering.  On July 29, 2015, the Company completed its public offering of 2,090,750 units (consisting of one share of Common Stock and one Warrant) at the public offering price of $3.25 per unit, which constituted a Qualified Offering (see below).  As a result, all outstanding shares of Preferred Stock were automatically exchanged at the Mandatory Exchange Time for such units sold in the Qualified Offering (consisting of one share of Common Stock and one Warrant). at an exchange rate determined by:

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

In connection with this offering, the Company incurred $266,100 in offering costs that have been offset against the proceeds from this offering.

Common Stock Reserved for Future Issuance

As of December 31, 2016, approximately 12.0 million shares of common stock were issuable upon exercise of stock options and warrants, as follows:

Exercise of stock options	4,512,550
Exercise of warrants	7,447,478
Total shares of common stock reserved for future issuances	11,960,028

Note 11. Stock-Based Compensation

Warrants

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on various dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2015	5,475,806	7.20
Issued	7,513,768	3.68
Exercised	(49,339)	2.40
Expired	(1,786,367)	9.28
Outstanding — March 31, 2016	11,153,868	3.30
Issued	795,927	2.79
Exercised	(4,491,510)	1.39
Expired	(10,807)	82.12
Outstanding — December 31, 2016	7,447,478	$4.29	3.0	$523,000
Vested (exercisable) — December 31, 2016	7,447,478	$4.29	3.0	$523,000

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of the Company’s common stock on December 31, 2016, which was $3.24 per share.

During the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016, the fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following assumptions:

	December 31, 2016	March 31, 2016
Expected life (years)	2.4 – 5.0	3.1– 5.2
Risk-free interest rate	0.93% - 1.14%	0.99% - 1.73%
Volatility	103% - 116%	99% - 121%
Dividend yield	0%	0%

The following table summarizes information with respect to warrants outstanding and exercisable at December 31, 2016:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.88 – 2.40	348,252	3.0	$2.16	348,252	$2.16
$ 3.00 – 3.57	5,214,570	3.5	$3.50	5,214,570	$3.50
$ 4.44 – 4.47	687,297	2.0	$4.44	687,297	$4.44
$ 5.88 – 6.00	556,914	2.9	$5.99	556,914	$5.99
$ 8.28 – 8.28	625,108	0.1	$8.28	625,108	$8.28
$ 33.60 – 129.60	15,337	1.3	$88.90	15,337	$88.90
	7,447,478			7,447,478

The total intrinsic value of warrants exercised during the nine month transition period ended December 31, 2016 and the year ended March 31, 2016 was $3,179,700 and $170,900, respectively.

Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of December 31, 2016, the Company had 2,355,426 shares available for future awards under the 2015 Plan.

In May 2015, the Company granted employees and members of the board of directors options to purchase 465,633 and 20,835 shares of common stock, respectively, with an exercise price of $7.80 per share, of which 355,001 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair market value of the Company’s common stock on the date of grant. During the nine-month transition period ended December 31, 2016 and the year ended March 31, 2016, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following assumptions:

	December 31, 2016	March 31, 2016
Expected life (years)	6.0 – 6.1	5.2 – 6.4
Risk-free interest rate	1.17% - 2.09%	1.30% - 1.93%
Volatility	113% - 118%	116% - 122%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Nine Months Ended December 31,	Year Ended March 31,
	2016	2016

Cost of revenues	$198,315	$7,461
General and administrative	1,791,982	1,966,453
Sales and marketing	462,307	592,045
Engineering and development	8,589	6,337
	$2,281,233	$2,572,296

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2015	1,793,745	$4.56
Granted (weighted-average fair value of $2.83 per share)	2,536,968	4.49
Exercised	(4,601)	2.47
Forfeited	(322,760)	4.37
Expired	(4,027)	5.55
Outstanding — March 31, 2016	3,999,325	$4.44
Granted (weighted-average fair value of $1.62 per share)	892,774	1.89
Forfeited	(294,799)	3.28
Expired	(84,750)	4.61
Outstanding — December 31, 2016	4,512,550	$4.01	8.1	$1,611,600
Vested (exercisable) — December 31, 2016	1,962,170	$4.22	7.4	$412,900
Expected to vest after December 31, 2016 (unexercisable)	2,550,380	$3.85	2.4	$1,198,700

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the common stock on December 31, 2016, which was $3.24 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2016:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.08 – 2.66	1,075,093	8.8	$1.88	316,481	$2.09
$3.00 – 3.96	1,321,771	7.8	$3.13	707,575	$3.18
$4.32 – 4.92	710,365	7.8	$4.76	362,938	$4.76
$5.00 – 6.36	906,969	8.4	$5.04	341,153	$5.09
$7.80 – 7.92	485,401	7.6	$7.81	221,072	$7.83
$10.32 – 99.60	12,951	4.2	$13.19	12,951	$13.19
	4,512,550			1,962,170

As of December 31, 2016, there was unrecognized compensation expense of $6.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.5 years.

The total intrinsic value of options exercised during the year ended March 31, 2016 was $20,900.

Note 12. Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2016 and March 31, 2016 shown below:

	December 31, 2016	March 31, 2016
	(000’s)
Deferred tax assets:
Net operating loss carryforward	$20,668	$19,209
Research credits	56	56
Expenses recognized for granting of options and warrants	2,316	2,120
Accrued expenses and reserves	43	35
Valuation allowance	(23,083)	(21,420)
	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

	December 31, 2016	March 31, 2016
	(000’s)
Computed tax benefit at federal statutory rate	$(3,535)	$(3,338)
State tax, net of federal benefit	(196)	(349)
Stock compensation	607	270
Warrant inducement and repricing costs	1,426	—
Interest expense	—	76
Permanent items and other	41	184
Valuation allowance	1,663	3,161
	$6	$4

At December 31, 2016, the Company has federal and state net operating loss carryforwards of approximately $53,715,000 and $42,615,000 which will begin to expire in 2019, unless previously utilized, and as of 2012 have already begun to expire for state carryforwards. At December 31, 2016, the Company has federal and California research and development tax credits of approximately $18,000 and $58,000, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

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

Note 13. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data is as follows ($ in ‘000’s):

	Quarter Ended
	June 30	September 30	December 31	March 31
Nine months ended December 31, 2016
Total revenues	$1,918	$1,977	$2,229	$—
Gross margin	$782	$797	$941	$—
Loss from operations	$(1,979)	$(2,161)	$(2,002)	$—
Net loss	$(3,935)	$(2,184)	$(4,284)	$—
Net loss per share attributable to common stockholders - basic and diluted	$(0.28)	$(0.14)	$(0.25)	$—

Year ended March 31, 2016
Total revenues	$1,431	$1,437	$1,459	$1,555
Gross margin	$488	$436	$384	$582
Loss from operations	$(1,616)	$(1,822)	$(2,679)	$(2,624)
Net loss	$(6,607)	$(2,665)	$(3,000)	$(2,785)
Net loss per share attributable to common stockholders - basic and diluted	$(1.31)	$(0.41)	$(0.42)	$(0.26)

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the periods shown.

Index to Exhibits,

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 8, 2016.

3.3	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 30, 2015.

3.4	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

3.5	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated April 17, 2015 and referred to as Exhibit 3.6.

3.6	Certificate of Change filed with the Nevada Secretary of State on May 12, 2015. Incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

3.7	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.8.

3.8	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 3.9.

3.9	Amendment to Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.10	Amendment to Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated September 1, 2015.

3.11	Certificate of Amendment filed with the Nevada Secretary of State on November 23, 2015. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 23, 2015.

4.1	Form of Warrant issued with Convertible Promissory Notes. Incorporated by reference to Exhibit 4.20 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.2	Form of Warrant issued upon Conversion of Convertible Promissory Notes. Incorporated by reference to Exhibit 4.21 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.3	Form of Warrant Issued to Placement Agents. Incorporated by reference to Exhibit 4.22 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.

4.4	Form of Warrant issued with Convertible Promissory Notes (5% Bridge Notes). Incorporated by reference to Exhibit 4.23 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2013.

4.5	Form of Warrant issued in connection with the May 2014 private placement. Incorporated by reference to Exhibit 4.24 of the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

4.6	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 9, 2014.

4.7	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

Exhibit No.	Description

4.8	Form of Warrant issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.9	Form of March Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.10	Form of March Fee Warrant issued in connection with the Investment Agreement. Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 9, 2015.

4.11	Form of Warrant and Warrant Certificate issued in connection with public offering of Units. Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 dated June 22, 2015 and referred to as Exhibit 4.28.

4.12	Form of Warrant issued to Aegis Capital Corp. in connection with public offering of Units. Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 dated June 12, 2015 and referred to as Exhibit 4.29.

4.13	Form of Warrant issued with Second Amended and Restated Note. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 1, 2016.

4.14	Form of Subscription Rights Certificate. Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1 dated April 28, 2016.

4.15	Form of New Warrants issued in connection with the Company’s registered warrant repricing. Incorporated by reference to Annex A to the Company’s Amendment No. 3 to Registration Statement on Form S-4 dated October 14, 2016.

4.16	Form of Warrant Agreement relating to the Supplemental Warrants (including the Form of Supplemental Warrant certificate), by and between the Company and Continental Stock Transfer & Trust Company issued in connection with the Company’s registered warrant repricing. Incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-4 dated August 11, 2016.

10.1	Amended and Restated Master Consulting and Engineering Services Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.2	2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K dated October 15, 2009 and referred to as Exhibit 10.21.

10.3	Form Incentive Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K dated October 9, 2009.

10.4	Form of Non-Qualified Stock Option Award Agreement under the 2009 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-8 dated April 27, 2010.

10.5	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.6	Form of Stock Option Award Agreement. Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.7	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

10.8*	Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

Exhibit No.	Description

10.9*	Form of Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
.
10.10	Form of Subscription Agreement in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.11	Form of Election to Convert in connection with the May 2014 private placement. Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2014.

10.12	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2014.

10.13	Subscription Agreement and Letter of Investment Intent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2014.

10.14	Form of Note Exchange Agreement and Letter of Investment Intent, dated February 19, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.15	Form of Exchange Note issued in connection with the Exchange and Investment Agreement. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015.

10.16*	Stock Option Agreement dated December 18, 2014 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

10.17	Purchase and Sale Agreement, by and between KLATU Networks, LLC and Cryoport Systems, Inc., dated September 16, 2015. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 16, 2015.

10.18	2015 Omnibus Equity Incentive Plan. Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 1, 2015.

10.19	Standard Industrial/Commercial Multi-Tenant Lease – Net dated for reference purposes only October 2, 2015 between the Cryoport Systems, Inc. and Daimler Opportunity, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.20	Guaranty between the Company and Daimler Opportunity, LLC dated as of October 2, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 21, 2015.

10.21	Form of Second Amended and Restated Note. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 1, 2016.

21+	Subsidiaries of Registrant.

23.1+	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

Exhibit No.	Description

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.