Form 10-Q
period 2017-03-31
Cryoport, Inc.
filed 2017-05-04
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 30, 2017 there were 23,975,685 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,532,860	$4,524,529
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $75,000, respectively	1,467,849	1,195,479
Inventories	70,960	89,499
Prepaid expenses and other current assets	321,419	286,919

Total current assets	16,393,088	6,096,426
Property and equipment, net	2,129,397	1,647,104
Intangible assets, net	15,199	5,000
Deposits	363,403	363,403

Total assets	$18,901,087	$8,111,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,656,708	$1,160,299
Accrued compensation and related expenses	413,621	419,034
Related-party notes payable and accrued interest, net of discount of $0 and $6,100, respectively	563,842	651,934

Total current liabilities	2,634,171	2,231,267
Deferred rent liability	199,359	200,264

Total liabilities	2,833,530	2,431,531

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,937,696 and 17,604,283 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	23,938	17,604
Additional paid-in capital	141,366,712	129,196,680
Accumulated deficit	(125,323,093)	(123,533,882)

Total stockholders’ equity	16,067,557	5,680,402

Total liabilities and stockholders’ equity	$18,901,087	$8,111,933

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues	$2,712,234	$1,555,545
Cost of revenues	1,458,737	973,738
Gross margin	1,253,497	581,807
Operating costs and expenses:
General and administrative	1,703,032	1,814,421
Sales and marketing	1,069,935	1,247,026
Engineering and development	249,843	144,478
Total operating costs and expenses	3,022,810	3,205,925
Loss from operations	(1,769,313)	(2,624,118)
Other expense:
Interest expense	(15,667)	(81,194)
Other expense, net	—	(4,872)
Loss before provision for income taxes	(1,784,980)	(2,710,184)
Provision for income taxes	(4,231)	—
Net loss	(1,789,211)	(2,710,184)
Undeclared cumulative preferred dividends	—	(75,460)
Net loss attributable to common stockholders	$(1,789,211)	$(2,785,644)
Net loss per share attributable to common stockholders – basic and diluted	$(0.10)	$(0.26)
Weighted average shares outstanding – basic and diluted	17,604,283	10,601,311

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(1,789,211)	$(2,710,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,551	72,904
Amortization of debt discounts and deferred financing costs	6,130	66,055
Stock-based compensation expense	770,442	788,943
Loss on disposal of property and equipment	17,238	131,465
Provision for bad debt	—	2,503
Changes in operating assets and liabilities:
Accounts receivable	(272,370)	(406,717)
Inventories	18,539	(55,197)
Prepaid expenses and other current assets	(34,500)	40,236
Accounts payable and other accrued expenses	329,514	(37,317)
Accrued compensation and related expenses	(5,413)	131,641
Accrued interest	(1,843)	6,027

Net cash used in operating activities	(829,923)	(1,969,641)

Cash Flows From Investing Activities:
Purchases of property and equipment	(631,082)	(405,258)
Trademark costs	(10,199)	—

Net cash used in investing activities	(641,281)	(405,258)

Cash Flows From Financing Activities:
Proceeds from the common stock offering, net of offering costs	11,571,914	—
Repayment of related-party notes payable	(92,379)	(80,000)

Net cash provided by (used in) financing activities	11,479,535	(80,000)

Net change in cash and cash equivalents	10,008,331	(2,454,899)
Cash and cash equivalents — beginning of period	4,524,529	5,247,425

Cash and cash equivalents — end of period	$14,532,860	$2,792,526

Supplemental Disclosure of Non-Cash Financing Activities:
Cumulative undeclared preferred dividends recorded upon conversion of Class A convertible preferred stock and Class B convertible preferred stock into common	$—	$1,068,055

Issuance of common stock for accrued board of director compensation	$—	$26,901

Offering costs included in additional paid-in capital and accounts payable and other accrued expenses	$165,990	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Transition Report on Form 10-K for the period ended December 31, 2016.

The Company has evaluated subsequent events through the date of this filing, and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is the premier provider of cryogenic logistics solutions to the life sciences industry through its purpose-built proprietary packaging, information technology and specialized cold chain logistics expertise. The Company provides leading edge logistics solutions for biologic materials, such as immunotherapies, stem cells, CAR-T cells and reproductive cells for clients worldwide. Leading global companies, such as FedEx, UPS and DHL have each separately selected Cryoport as the preferred cryogenic logistics provider for time- and temperature-sensitive biological material.  Cryoport actively supports points-of-care, contract research organizations, central laboratories, pharmaceutical and biotechnology companies, contract manufacturers and university researchers.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except for related-party notes payable, approximates fair value at March 31, 2017 and December 31, 2016 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2017 and December 31, 2016 are net of reserves for doubtful accounts of $60,000 and $75,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At March 31, 2017, there was one customer that accounted for 13.4% of net accounts receivable. No other single customer owed us more than 10% of net accounts receivable at March 31, 2017 and December 31, 2016.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the three months ended March 31, 2017 and 2016, the Company had revenues from foreign customers of approximately $349,300 and $193,700, respectively, which constituted approximately 12.9% and 12.5%, respectively, of total revenues. For the three months ended March 31, 2016, there was one customer that accounted for 12.6% of total revenues. No other single customer generated over 10% of total revenues during the three months ended March 31, 2017 and 2016.

Inventories

The Company’s inventories consist of packaging materials and accessories that are used as part of the solutions provided by the Company to its customers or are sold to customers directly. Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, and based on the evaluation, records adjustments to reflect inventories at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

Property and Equipment

The Company provides shipping containers, the Cryoport Express® Shippers, to its customers and charges a fee in exchange for the use of the container. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the container over a period of time. The Company retains the title to the containers and provides its customers the use of the container for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the container is returned to the Company. As a result, the Company classifies the containers as property and equipment for the per-use container program.

Property and equipment are recorded at cost. Cryoport Express® Shippers and data loggers, used as part of the Company’s SmartPak Condition Monitoring Systems, which comprise 40% and 44% of the Company’s net property and equipment balance at March 31, 2017 and December 31, 2016, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2017.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of notes payable and equity financings. Deferred financing costs related to the issuance of debt are reported as a direct deduction from the face amount of the related debt, and are amortized over the term of the financing instrument using the effective interest method. Offering costs from equity financings are netted against the gross proceeds received from the related equity financing.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2017 and December 31, 2016, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2017, the Company is no longer subject to U.S. federal examinations for years before 2012 and for California franchise and income tax examinations for years before 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

The Company accounts for forfeitures of unvested awards as they occur. The Company’s stock-based compensation plans are discussed further in Note 7.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed preferred stock dividends and cumulative preferred stock dividends, whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of March 31, 2017 and December 31, 2016, the Company had no cumulative, undeclared, dividends that have not been accrued related to its preferred stock. During the three months ended March 31, 2017 and 2016, undeclared dividends totaling $0 and $75,460, respectively, were added to the net loss on the condensed consolidated statements of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the three months ended March 31:

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,789,211)	$(2,710,184)
Add:
Undeclared cumulative preferred dividends	—	(75,460)
Net loss attributable to common stockholders	$(1,789,211)	$(2,785,644)
Weighted average common shares issued and outstanding - basic and diluted	17,604,283	10,601,311
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.26)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	429,036	54,707
Warrants	246,643	—
	675,679	54,707

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

Foreign Currency Transactions

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The amendments in this update apply to inventory that is measured using first-in, first-out (FIFO) or average cost. They do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this update, there are no other substantive changes to the guidance on measurement of inventory. The amendments in this update more closely align the measurement of inventory in International Financial Reporting Standards (IFRS) and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted this guidance on January 1, 2017 and the adoption of ASU No. 2015-11 did not have an impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. The Company has adopted this guidance on January 1, 2017 and the adoption of ASU No. 2016-09 did not have an impact on our consolidated financial statements.

Note 4. Related-Party Transactions

As of March 31, 2017 and December 31, 2016, the Company had aggregate principal balances of $554,300 and $646,700, respectively, in outstanding unsecured indebtedness owed to three related parties, including former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). As of March 31, 2017, the three note holders had outstanding principal balances of $268,900, $160,000 and $125,400, respectively. The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the related-party notes. During the three months ended March 31, 2017 and 2016, $6,100 and $2,000 of the debt discount was amortized to interest expense. The notes were repaid in full in April 2017.

Related-party interest expense under these notes was $9,600 and $15,100 for the three months ended March 31, 2017 and 2016, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $9,600 and $11,400 as of March 31, 2017 and December 31, 2016, respectively.

Note 5. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, engineering and development, and warehouse facilities in Irvine, California under an operating lease expiring February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. This lease agreement contains certain scheduled annual rent increases which are accounted for on a straight-line basis. We also lease certain office equipment which expires in March 2018.

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

Consulting fees for services provided by KLATU were $69,000 and $74,600 for the three months ended March 31, 2017 and 2016, respectively.

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

Common Stock Issued for Services

During the three months ended March 31, 2017, 8,413 shares of common stock with a fair value of $17,500 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of March 31, 2017, approximately 11.3 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	4,522,673
Exercise of warrants	6,820,427
Total shares of common stock reserved for future issuances	11,343,100

Common Stock Offering

On March 31, 2017, we completed an underwritten public offering (the “Offering”) for gross proceeds of $12.7 million for 6,325,000 shares of our common stock (the “Shares”) pursuant to a registration statement on Form S-3 that was previously filed and declared effective by the SEC. The Shares were issued and sold pursuant to an underwriting agreement (the “Underwriting Agreement”), dated March 28, 2017, by and among the Company and Cowen and Company, LLC and Needham & Company, LLC, as Representatives of the underwriters, at a public offering price per share of $2.00. The Shares include 825,000 shares issued and sold pursuant to the Underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the Underwriting Agreement. The Company received net proceeds of approximately $11.4 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. In connection with this offering, the Company incurred $170,300 in offering costs which were offset against the proceeds from this offering.

Note 7. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2016	7,447,478	$4.29
Issued	—	—
Exercised	—	—
Expired	(627,051)	8.36
Outstanding — March 31, 2017	6,820,427	$3.92	3.0	$72,300
Vested (exercisable) — March 31, 2017	6,820,427	$3.92	3.0	$72,300

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on March 31, 2017, which was $2.36 per share.

 Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of March 31, 2017, the Company had 2,369,569 shares available for future awards under the 2015 Plan.

During the three months ended March 31, 2017, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.9 – 6.1
Risk-free interest rate	2.1%
Volatility	112% – 113%
Dividend yield	0%

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

We recognize stock-based compensation expense over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that vest. We account for the forfeitures of unvested awards as they occur.

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended March 31,
	2017	2016

Cost of revenues	$6,824	$5,549
General and administrative	602,919	619,167
Sales and marketing	157,802	160,533
Engineering and development	2,897	3,694
	$770,442	$788,943

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2016	4,512,550	$4.01
Granted (weighted-average fair value of $2.66 per share)	27,900	3.18
Exercised	—	—
Forfeited	(15,543)	1.93
Expired	(2,234)	11.05
Outstanding — March 31, 2017	4,522,673	$4.00	7.9	$531,800
Vested (exercisable) — March 31, 2017	2,208,494	$4.21	7.3	$122,300
Expected to vest after March 31, 2017 (unexercisable)	2,314,179	$3.81	2.3	$409,500

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on March 31, 2017, which was $2.36 per share.

As of March 31, 2017, there was unrecognized compensation expense of $5.9 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.3 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q, the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary, Cryoport Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Transition Report on Form 10-K for the nine months ended December 31, 2016, as filed with the SEC on March 13, 2017 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2017 (unaudited) and the consolidated balance sheet as of December 31, 2016 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the nine month period ended December 31, 2016 and the year ended March 31, 2016 included in the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2016.

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

Strategic Logistics Alliances

We have established strategic alliances to market our solutions to the life sciences industry. We have focused our efforts on leading companies in the logistics services industry as well as participants in the life sciences industry. In connection with our alliances with providers of shipping services, we refer to their offerings as “powered by CryoportSM” to reflect our solutions being integrated into our alliance partner’s services.

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

Recent Developments

Common Stock Offering

On March 31, 2017, we completed an underwritten public offering (the “Offering”) for gross proceeds of $12.7 million for 6,325,000 shares of our common stock (the “Shares”) pursuant to a registration statement on Form S-3 that was previously filed and declared effective by the SEC. The Shares were issued and sold pursuant to an underwriting agreement (the “Underwriting Agreement”), dated March 28, 2017, by and among the Company and Cowen and Company, LLC and Needham & Company, LLC, as Representatives of the underwriters, at a public offering price per share of $2.00. The Shares include 825,000 shares issued and sold pursuant to the Underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the Underwriting Agreement. The Company received net proceeds of approximately $11.4 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. In connection with this offering, the Company incurred $170,300 in offering costs which were offset against the proceeds from this offering.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	($ in 000’s)

Revenues	$2,712	$1,556	$1,156	74.4%
Cost of revenues	(1,459)	(974)	(485)	49.8%

Gross margin	1,253	582	671	115.4%
General and administrative	(1,703)	(1,814)	111	(6.1)%
Sales and marketing	(1,070)	(1,247)	177	(14.2)%
Engineering and development	(249)	(145)	(104)	72.9%
Interest expense	(16)	(81)	65	(80.7)%
Other expense, net	—	(5)	5	(100.5)%
Provision for income taxes	(4)	—	(4)	100.0%

Net loss	$(1,789)	$(2,710)	$(921)	34.0%

Total revenues

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$2,022	$1,013	$1,009	99.7%
Reproductive medicine	418	331	87	26.4%
Animal health	272	212	60	28.3%

Total revenues	$2,712	$1,556	$1,156	74.4%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $1.2 million or 74.4% to $2.7 million for the three months ended March 31, 2017, as compared to $1.6 million for the three months ended March 31, 2016. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $1.0 million or 99.7%, to $2.0 million for the quarter compared to $1.0 million in the same quarter last year. During the three months ended March 31, 2017, we added approximately 27 new biopharma clients and supported 139 clinical trials, of which 17 trials were in Phase III. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 26.4% for the three months ended March 31, 2017, as compared to the same period in 2016. This increase was driven by a 52.0% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns and was partially offset by a 12.1% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health increased 28.3% for the three months ended March 31, 2017, as compared to the same period in 2016 driven by the onboarding of several new clients in this market.

Gross margin and cost of revenues. Gross margin for the three months ended March 31, 2017 was 46.2% of revenues, as compared to 37.4% of revenues for the three months ended March 31, 2016. The increase in gross margin by almost nine percentage points is primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $485,000, or 49.8%, to $1.5 million for the three months ended March 31, 2017, as compared to $973,700 in the same period in 2016. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses decreased $111,400 for the three months ended March 31, 2017 or 6.1% as compared to the three months ended March 31, 2016. This decrease is primarily due to the prior year disposal of components used to manufacture our shippers in the amount of $121,700 resulting from our decision to co-develop and outsource our manufacturing and a decrease of $78,600 in public company costs. These decreases were partially offset by an increase of $51,500 for insurance premiums, an increase in salaries and associated employee costs of $35,800 and an increase in stock-based compensation expense of $21,500.

Sales and marketing. Sales and marketing expenses decreased $177,100 or 14.2% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease is primarily due to recruiting fees and related relocation costs of $86,000 incurred in the prior year to expand our logistics force, a reduction in outsourced marketing consulting of $117,000 as a result of bringing this function in-house and a decrease in stock-based compensation expense of $12,800. These decreases were partially offset by an increase in marketing trade shows of $32,300.

Engineering and development expenses. Engineering and development expenses increased $105,400 or 72.9% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. During the first quarter 2017, we tested and upgraded the firmware and software of our SmartPak II™ Condition Monitoring System that tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the commodities shipped to its intended destination.  We also incurred costs to design and validate additional new primary and secondary packaging solutions and accessories in response to requests from our customers. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense decreased $65,500 for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2017 included amortization of the debt discount on the related-party notes of $6,100 and the stated interest expense of $9,600. Interest expense for the three months ended March 31, 2016 included amortization of the debt discount on the related-party notes of $66,100 and the stated interest expense of $15,100.

Other expense, net. The other expense, net for the three months ended March 31, 2016 is primarily due to administrative charges and foreign exchange losses on accounts receivable and payable invoices.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and cash equivalents of $14.5 million and working capital of $13.8 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the three months ended March 31, 2017, we used $829,900 of cash for operations primarily as a result of the net loss of $1.8 million offset by non-cash expenses of $925,400 primarily comprised of depreciation and amortization, stock-based compensation expense, and loss on disposal of fixed assets. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $272,400 as a result of an increase in sales offset by an increase in accounts payable and other accrued expenses and accrued compensation of $324,100.

Net cash used in investing activities of $641,300 during the three months ended March 31, 2017 was primarily due to the purchase of Cryoport Express® CXVC1 Shippers, Smart Pak IITM Condition Monitoring Systems and computer equipment as well as legal expenses incurred for trademark applications.

Net cash provided by financing activities totaled $11.5 million during the three months ended March 31, 2017, and resulted from net proceeds from the common stock offering, offset by the repayment of related party notes of $92,400.

The Company’s management believes that, based on its current plans and assumptions, the current cash on hand, together with projected cash flows, will satisfy our operational and capital for at least the next twelve months. The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Transition Report on Form 10-K for the nine months ended December 31, 2016, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our Transition Report on Form 10-K for the nine months ended December 31, 2016.

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

Cryoport, Inc.

Dated: May 4, 2017

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: May 4, 2017

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer