Form 10-Q
period 2017-06-30
Cryoport, Inc.
filed 2017-08-09
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017 there were 24,674,432 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,854,526	$4,524,529
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $75,000, respectively	1,250,731	1,195,479
Inventories	72,621	89,499
Prepaid expenses and other current assets	308,929	286,919
Total current assets	14,486,807	6,096,426
Property and equipment, net	2,311,680	1,647,104
Intangible assets, net	29,728	5,000
Deposits	363,403	363,403
Total assets	$17,191,618	$8,111,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,369,223	$1,160,299
Accrued compensation and related expenses	598,325	419,034
Related-party notes payable and accrued interest, net of discount of $0 and $6,100, respectively	—	651,934
Total current liabilities	1,967,548	2,231,267
Deferred rent liability	196,973	200,264
Total liabilities	2,164,521	2,431,531

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,992,510 and 17,604,283 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	23,993	17,604
Additional paid-in capital	142,186,654	129,196,680
Accumulated deficit	(127,183,550)	(123,533,882)
Total stockholders’ equity	15,027,097	5,680,402
Total liabilities and stockholders’ equity	$17,191,618	$8,111,933

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$2,917,378	$1,917,566	$5,629,612	$3,473,111
Cost of revenues	1,524,189	1,135,616	2,982,926	2,109,354
Gross margin	1,393,189	781,950	2,646,686	1,363,757
Operating costs and expenses:
General and administrative	1,789,514	1,429,768	3,492,546	3,244,189
Sales and marketing	1,236,833	1,195,638	2,306,768	2,442,664
Engineering and development	230,736	135,799	480,579	280,277
Total operating costs and expenses	3,257,083	2,761,205	6,279,893	5,967,130
Loss from operations	(1,863,894)	(1,979,255)	(3,633,207)	(4,603,373)
Other income (expense):
Interest expense	(26)	(21,242)	(15,693)	(102,436)
Warrant repricing expense	—	(1,929,818)	—	(1,929,818)
Other income (expense), net	3,463	(1,915)	3,463	(6,787)
Loss before provision for income taxes	(1,860,457)	(3,932,230)	(3,645,437)	(6,642,414)
Provision for income taxes	—	(2,484)	(4,231)	(2,484)
Net loss	(1,860,457)	(3,934,714)	(3,649,668)	(6,644,898)
Undeclared cumulative preferred dividends	—	—	—	(75,460)
Net loss attributable to common stockholders	$(1,860,457)	$(3,934,714)	$(3,649,668)	$(6,720,358)
Net loss per share attributable to common stockholders – basic and diluted	$(0.08)	$(0.28)	$(0.18)	$(0.54)
Weighted average shares outstanding – basic and diluted	23,965,825	14,199,742	20,802,628	12,428,991

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(3,649,668)	$(6,644,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,905	170,751
Amortization of debt discounts and deferred financing costs	6,130	72,252
Stock-based compensation expense	1,565,001	1,538,139
Warrant repricing expense	—	1,929,818
Loss on disposal of property and equipment	49,840	140,588
Provision for bad debt	1,636	2,503
Changes in operating assets and liabilities:
Accounts receivable	(56,888)	(400,983)
Inventories	16,878	(68,940)
Prepaid expenses and other current assets	(22,010)	10
Accounts payable and other accrued expenses	205,633	57,300
Accrued compensation and related expenses	179,291	(269)
Accrued interest	(1,843)	15,045
Net cash used in operating activities	(1,398,095)	(3,188,684)
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,022,321)	(599,115)
Trademark costs	(24,728)	—
Net cash used in investing activities	(1,047,049)	(599,115)
Cash Flows From Financing Activities:
Proceeds from the common stock offering, net of offering costs	11,405,924	—
Proceeds from April 2016 tender offer, net of offering costs	—	2,244,247
Proceeds from the rights offering, net of offering costs	—	1,000,678
Proceeds from exercise of stock options and warrants	25,438	—
Repayment of related-party notes payable	(656,221)	(178,831)
Net cash provided by financing activities	10,775,141	3,066,094
Net change in cash and cash equivalents	8,329,997	(721,705)
Cash and cash equivalents — beginning of period	4,524,529	5,247,425
Cash and cash equivalents — end of period	$12,854,526	$4,525,720
Supplemental Disclosure of Non-Cash Financing Activities:
Cumulative undeclared preferred dividends recorded upon conversion of Class A convertible preferred stock and Class B convertible preferred stock into common	$—	$1,068,055
Reclassification of shipper inventory to fixed assets	$—	$38,276
Leasehold improvements paid by tenant allowance included in accounts payable and other accrued expenses	$—	$200,000
Issuance of common stock for accrued board of director compensation	$—	$26,901

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Transition Report on Form 10-K for the period ended December 31, 2016.

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

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated. In June 2017, the Company established Cryoport Europe Limited, an English company, as a wholly-owned subsidiary of Cryoport Systems, Inc.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity instruments and conversion features.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except for related-party notes payable, approximates fair value at June 30, 2017 and December 31, 2016 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to customers within the United States and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at June 30, 2017 and December 31, 2016 are net of reserves for doubtful accounts of $60,000 and $75,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical and life sciences industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at June 30, 2017 and December 31, 2016.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the six months ended June 30, 2017 and 2016, the Company had revenues from foreign customers of approximately $714,600 and $508,400, respectively, which constituted approximately 12.7% and 14.6%, respectively, of total revenues. For the six months ended June 30, 2016, there was one customer that accounted for 10.9% of total revenues. No other single customer generated over 10% of total revenues during the six months ended June 30, 2017 and 2016.

Inventories

The Company’s inventories consist of packaging materials and accessories that are used as part of the solutions provided by the Company to its customers or are sold to customers directly. Inventories are stated at the lower of cost and net realizable value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, such as selling prices and costs of completion, disposal and transportation, and based on the evaluation, records adjustments to reflect inventories at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

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

Property and equipment are recorded at cost. Cryoport Express® Shippers and data loggers, used as part of the Company’s SmartPak Condition Monitoring Systems, which comprise 52% and 44% of the Company’s net property and equipment balance at June 30, 2017 and December 31, 2016, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2017.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2017 and December 31, 2016, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016. The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2017, the Company is no longer subject to U.S. federal examinations for years before 2012 and for California franchise and income tax examinations for years before 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by United States federal or state jurisdictions.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed preferred stock dividends and cumulative preferred stock dividends, whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of June 30, 2017 and December 31, 2016, the Company had no cumulative, undeclared, dividends that have not been accrued related to its preferred stock. During the six months ended June 30, 2017 and 2016, undeclared dividends totaling $0 and $75,460, respectively, were added to the net loss on the condensed consolidated statements of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net loss	$(3,649,668)	$(6,644,898)
Add:
Undeclared cumulative preferred dividends	—	(75,460)
Net loss attributable to common stockholders	$(3,649,668)	$(6,720,358)
Weighted average common shares issued and outstanding - basic and diluted	20,802,628	12,428,991
Basic and diluted net loss per shareattributable to common stockholders	$(0.18)	$(0.54)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Six Months Ended June 30,
	2017	2016
Stock options	513,746	58,269
Warrants	875,947	2,495,464
	1,389,693	2,553,733

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

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

Note 4. Related-Party Transactions

As of June 30, 2017 and December 31, 2016, the Company had aggregate principal balances of $0 and $646,700, respectively, in outstanding unsecured indebtedness owed to three related parties, including former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). As of March 31, 2017, the three note holders had outstanding principal balances of $268,900, $160,000 and $125,400, respectively. The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the related-party notes. During the six months ended June 30, 2017 and 2016, $6,100 and $8,200 of the debt discount was amortized to interest expense. The notes were repaid in full in April 2017.

Related-party interest expense under these notes was $9,600 and $30,183 for the six months ended June 30, 2017 and 2016, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $0 and $11,400 as of June 30, 2017 and December 31, 2016, respectively.

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

Consulting fees for services provided by KLATU were $115,500 and $157,270 for the six months ended June 30, 2017 and 2016, respectively.

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

Common Stock Issued for Services

During the six months ended June 30, 2017, 12,113 shares of common stock with a fair value of $35,000 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of June 30, 2017, approximately 12.1 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	5,338,559
Exercise of warrants	6,730,427
Total shares of common stock reserved for future issuances	12,068,986

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

Note 7. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2016	7,447,478	$4.29
Issued	—	—
Exercised	(90,000)	2.04
Expired	(627,051)	8.36
Outstanding — June 30, 2017	6,730,427	$3.94	2.7	$8,419,800
Vested (exercisable) — June 30, 2017	6,730,427	$3.94	2.7	$8,419,800

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on June 30, 2017, which was $4.92 per share.

During the six months ended June 30, 2017, the Company issued 37,989 shares of common stock in connection with the cashless exercise of warrants to purchase 90,000 shares of common stock. The total intrinsic value of warrants exercised during the six months ended June 30, 2017 was $134,100.

 Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (collectively the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of June 30, 2017, the Company had 1,490,638 shares available for future awards under the 2015 Plan.

During the six months ended June 30, 2017, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.3 – 6.6
Risk-free interest rate	1.8% - 2.1%
Volatility	112% – 115%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016

Cost of revenues	$18,523	$9,567
General and administrative	1,217,109	1,209,591
Sales and marketing	321,075	312,558
Engineering and development	8,294	6,423
	$1,565,001	$1,538,139

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2016	4,512,550	$4.01
Granted (weighted-average fair value of $2.98 per share)	908,500	3.56
Exercised	(13,125)	1.94
Forfeited	(17,212)	2.28
Expired	(52,154)	8.03
Outstanding — June 30, 2017	5,338,559	$3.90	8.1	$6,901,200
Vested (exercisable) — June 30, 2017	2,420,322	$4.10	7.3	$2,805,900
Expected to vest after June 30, 2017 (unexercisable)	2,918,237	$3.74	2.4	$4,095,300

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 30, 2017, which was $4.92 per share.

The total intrinsic value of options exercised during the six months ended June 30, 2017 was $34,200.

As of June 30, 2017, there was unrecognized compensation expense of $7.8 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.4 years.

Note 8. Subsequent Event

In July 2017, the Company received proceeds of $1.8 million from the exercise of 605,114 supplemental warrants which were issued in connection with the October 2016 tender offer. The warrants were exercisable upon issuance and expired on the earlier of (i) October 28, 2019 and (ii) the thirtieth (30th) day after the date that the closing price of the Company’s common stock equals or exceeds $4.50 for ten consecutive trading days.

As of June 27, 2017, the closing price of the Company’s common stock was equal to or exceeded $4.50 for ten consecutive trading days. As a result, the supplemental warrants expiration date was accelerated to July 27, 2017 unless exercised prior to that date.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2017 (unaudited) and the consolidated balance sheet as of December 31, 2016 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, and condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the nine month period ended December 31, 2016 and the year ended March 31, 2016 included in the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2016.

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are engineered shippers that can consist of cost-effective and reusable cryogenic transport shippers, which utilize an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology and SmartPak Condition Monitoring Systems. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° Celsius and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging (e.g., vials, canes, straws and plates).

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

Cryoport has and continues to build strategic relationships with leaders supporting the life sciences industry, in areas of cGMP compliant climate- and temperature controlled biorepositories as well as in the design and manufacture of biostorage and logistics equipment. This enables us to further advance and expand our cold chain solutions to meet the growing and varied demands in the life sciences market. This provides us with additional opportunities to increases our revenues as well as enables us to rapidly scale our capabilities in support our client’s commercialization activities.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
		($ in 000’s)

Revenues	$2,917	$1,918	$999	52.1%
Cost of revenues	(1,524)	(1,136)	(388)	34.2%

Gross margin	1,393	782	611	78.2%
General and administrative	(1,789)	(1,430)	(359)	25.2%
Sales and marketing	(1,237)	(1,196)	(41)	3.4%
Engineering and development	(231)	(136)	(95)	69.99%
Interest expense	—	(21)	21	(100)%
Warrant repricing expense	—	(1,930)	1,930	(100)%
Other income (expense), net	4	(2)	6	(280.8)%
Provision for income taxes	—	(2)	2	(100)%

Net loss	$(1,860)	$(3,935)	$(2,075)	(52.7)%

Total revenues

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$2,229	$1,319	$910	69.0%
Reproductive medicine	426	370	56	15.2%
Animal health	262	229	33	14.6%

Total revenues	$2,917	$1,918	$999	52.1%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $1.0 million or 52.1% to $2.9 million for the three months ended June 30, 2017, as compared to $1.9 million for the three months ended June 30, 2016. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $910,300 or 69.0%, to $2.2 million for the quarter compared to $1.3 million in the same quarter last year. During the three months ended June 30, 2017, we added approximately 19 new biopharma clients and supported 172 clinical trials, of which 17 trials were in Phase III. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 15.2% for the three months ended June 30, 2017, as compared to the same period in 2016. This increase was driven by a 57.0% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns and was partially offset by a 33.0% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health increased 14.6% for the three months ended June 30, 2017, as compared to the same period in 2016 driven by the onboarding of several new clients in this market.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2017 was 47.8% of revenues, as compared to 40.8% of revenues for the three months ended June 30, 2016. The increase in gross margin by almost seven percentage points is primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $388,600, or 34.2%, to $1.5 million for the three months ended June 30, 2017, as compared to $1.1 million in the same period in 2016. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $359,700 for the three months ended June 30, 2017 or 25.2% as compared to the three months ended June 30, 2016. This increase is primarily due to an increase of $125,800 for legal settlements, an increase in salaries and associated employee costs of $82,200, public company related expenses in the amount of $57,500, including legal fees, patent legal fees of $32,100, implementation costs for a new ERP system of $21,800, an increase of $15,200 for insurance premiums and an increase in stock-based compensation expense of $13,900.

Sales and marketing. Sales and marketing expenses increased $41,200 or 3.4% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase is primarily due to recruiting fees and related relocation costs of $84,900 incurred to expand our sales force, an increase in stock based compensation expense of $22,000 and an increase in marketing trade shows of $9,700. These increases were partially offset by a reduction in outsourced marketing consulting of $117,100 as a result of bringing this function in-house.

Engineering and development expenses. Engineering and development expenses increased $94,900 or 69.9% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase was primarily due to $49,700 in salary adjustments, recruiting and associated employee costs to add a software development product manager, $52,700 in testing expenses, facility expenses of $21,400 and an increase of $3,100 in stock-based compensation expense. These increases were partially offset by a reduction of $36,200 in web portal development expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We also incurred costs to design and validate additional new primary and secondary packaging solutions and accessories in response to requests from our customers. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense decreased $21,200 for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. There was no interest expense during the three months ended June 30, 2017 as the related party notes were paid in full April 1, 2017. Interest expense for the three months ended June 30, 2016 included amortization of the debt discount on the related-party notes of $6,200 and the stated interest expense of $15,000.

Warrant repricing expense. Warrant repricing expense for the three months ended June 30, 2016 was due to the repricing of certain warrants for the tender offer that was completed April 7, 2016.

Other income (expense), net. The other expense, net for the three months ended June 30, 2017 increased $5,400 as compared to the three months ended June 30, 2016 primarily due to an increase in interest income on larger cash balances and foreign exchange gains on accounts receivable and payable invoices partially offset by bank administrative charges.

Six months ended June 30, 2017 compared to six months ended June 30, 2016:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
		($ in 000’s)

Revenues	$5,630	$3,473	$2,157	62.1%
Cost of revenues	(2,983)	(2,109)	(874)	41.4%

Gross margin	2,647	1,364	1,283	94.1%
General and administrative	(3,493)	(3,244)	(249)	7.7%
Sales and marketing	(2,307)	(2,443)	136	(5.6)%
Engineering and development	(481)	(280)	(201)	71.5%
Interest expense	(16)	(103)	87	(84.7)%
Warrant repricing expense	—	(1,930)	1,930	(100)%
Other income (expense), net	4	(7)	11	(151)%
Provision for income taxes	(4)	(2)	(2)	70.3%

Net loss	$(3,650)	$(6,645)	$2,995	(45.1)%

Total revenues

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$4,252	$2,332	$1,920	82.3%
Reproductive medicine	844	701	143	20.5%
Animal health	534	440	94	21.2%

Total revenues	$5,630	$3,473	$2,157	62.1%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $2.2 million or 62.1% to $5.6 million for the six months ended June 30, 2017, as compared to $3.5 million for the six months ended June 30, 2016. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $1.9 million or 82.3%, to $4.3 million for the six months ended June 30, 2017 as compared to $2.3 million in the same period last year. During the six months ended June 30, 2017, we added approximately 46 new biopharma clients and supported 172 clinical trials, of which 17 trials were in Phase III. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 20.5% for the six months ended June 30, 2017, as compared to the same period in 2016. This increase was driven by a 54.2% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns and was partially offset by a 24.0% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health increased 21.2% for the six months ended June 30, 2017, as compared to the same period in 2016 driven by the onboarding of several new clients in this market.

Gross margin and cost of revenues. Gross margin for the six months ended June 30, 2017 was 47.0% of revenues, as compared to 39.3% of revenues for the six months ended June 30, 2016. The increase in gross margin by almost eight percentage points is primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, and depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $873,600, or 41.4%, to $3.0 million for the six months ended June 30, 2017, as compared to $2.1 million in the same period in 2016. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $248,400 for the six months ended June 30, 2017 or 7.7% as compared to the six months ended June 30, 2016. This increase is primarily due to an increase of $125,800 for legal settlements, an increase in salaries and associated employee costs of $43,000, patent legal fees of $28,200, implementation costs for a new ERP system of $63,200, an increase of $66,800 for insurance premiums, facility expenses of $41,500 and an increase in stock-based compensation expense of $35,400. These increases were partially offset by a decrease in public company related expenses in the amount of $17,500, including legal fees, a decrease in moving expenses incurred in 2016 of $10,000 and the 2016 disposal of components used to manufacture our shippers in the amount of $121,700 due to our decision to co-develop and outsource the manufacturing of our shippers that was not incurred in 2017.

Sales and marketing. Sales and marketing expenses decreased $135,900 or 5.6% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease is primarily due to a reduction in outsourced marketing consulting of $241,900 as a result of bringing this function in-house and a decrease in salaries and associated employee costs of $29,100. These decreases were partially offset by an increase in facility expenses of $29,000, an increase in marketing trade shows of $30,300, an increase in travel and lodging expense of $18,400, implementation costs for a new ERP system of $33,300 and an increase in stock-based compensation expense of $9,200.

Engineering and development expenses. Engineering and development expenses increased $200,300 or 71.5% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. During the six months ended June 30, 2017, we tested and upgraded the firmware and software of our SmartPak II™ Condition Monitoring System that tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the commodities shipped to its intended destination. We also incurred costs to design, qualify, and test additional new primary and secondary packaging solutions and accessories in response to requests from our customers. We incurred a total of $177,300 for these testing and qualification activities for the six months ended June 30, 2017 as compared to $4,300 for the same period in the prior year. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense decreased $86,700 for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Interest expense for the six months ended June 30, 2017 included amortization of the debt discount on the related-party notes of $6,100 and the stated interest expense of $9,600. Interest expense for the six months ended June 30, 2016 included amortization of the debt discount on the related-party notes of $72,300 and the stated interest expense of $30,200.

Warrant repricing expense. Warrant repricing expense for the six months ended June 30, 2016 was due to the repricing of certain warrants for the tender offer that was completed April 7, 2016.

Other income (expense), net. The other expense, net for the six months ended June 30, 2017 increased $10,200, as compared to the six months ended June 30, 2016 primarily due to an increase in interest income on larger cash balances and foreign exchange gains on accounts receivable and payable invoices partially offset by bank administrative charges.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and cash equivalents of $12.9 million and working capital of $12.5 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the six months ended June 30, 2017, we used $1.4 million of cash for operations primarily as a result of the net loss of $3.6 million offset by non-cash expenses of $1.9 million primarily comprised of depreciation and amortization, stock-based compensation expense, and loss on disposal of fixed assets. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $56,900 as a result of an increase in sales offset by an increase in accounts payable and other accrued expenses and accrued compensation of $383,000.

Net cash used in investing activities of $1.0 million during the six months ended June 30, 2017 was primarily due to the purchase of Cryoport Express® CXVC1 Shippers, Smart Pak IITM Condition Monitoring Systems and computer equipment as well as legal expenses incurred for trademark applications.

Net cash provided by financing activities totaled $10.8 million during the six months ended June 30, 2017, and resulted from net proceeds of $11.4 million from the March 2017 common stock offering, proceeds from the exercise of stock options and warrants of $25,400, which were partially offset by the repayment of related party notes payable of $656,200.

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

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: August 9, 2017

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
Chief Executive Officer

Dated: August 9, 2017

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer

