Form 10-Q
period 2017-09-30
Cryoport, Inc.
filed 2017-11-02
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017 there were 25,540,912 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,397,512	$4,524,529
Accounts receivable, net of allowance for doubtful accounts of $70,000 and $75,000, respectively	1,464,136	1,195,479
Inventories	90,254	89,499
Prepaid expenses and other current assets	264,343	286,919

Total current assets	17,216,245	6,096,426
Property and equipment, net	2,083,467	1,647,104
Intangible assets, net	56,533	5,000
Deposits	363,403	363,403

Total assets	$19,719,648	$8,111,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,141,821	$1,160,299
Accrued compensation and related expenses	628,793	419,034
Related-party notes payable and accrued interest, net of discount of $0 and $6,100, respectively	—	651,934

Total current liabilities	1,770,614	2,231,267
Deferred rent liability	194,588	200,264

Total liabilities	1,965,202	2,431,531

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,217,535 and 17,604,283 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	25,218	17,604
Additional paid-in capital	146,892,442	129,196,680
Accumulated deficit	(129,163,214)	(123,533,882)

Total stockholders’ equity	17,754,446	5,680,402

Total liabilities and stockholders’ equity	$19,719,648	$8,111,933

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$3,002,655	$1,976,826	$8,632,267	$5,449,937
Cost of revenues	1,396,158	1,179,991	4,379,084	3,289,345

Gross margin	1,606,497	796,835	4,253,183	2,160,592

Operating costs and expenses:
General and administrative	1,896,845	1,507,634	5,389,391	4,751,823
Sales and marketing	1,352,974	1,235,353	3,659,742	3,678,017
Engineering and development	344,798	214,680	825,377	494,957

Total operating costs and expenses	3,594,617	2,957,667	9,874,510	8,924,797

Loss from operations	(1,988,120)	(2,160,832)	(5,621,327)	(6,764,205)
Other income (expense):
Interest expense	—	(19,305)	(15,693)	(121,741)
Warrant repricing expense	—	—	—	(1,929,818)
Other income (expense), net	8,456	(1,453)	11,919	(8,240)

Loss before provision for income taxes	(1,979,664)	(2,181,590)	(5,625,101)	(8,824,004)
Provision for income taxes	—	(2,878)	(4,231)	(5,362)

Net loss	(1,979,664)	(2,184,468)	(5,629,332)	(8,829,366)
Undeclared cumulative preferred dividends	—	—	—	(75,460)

Net loss attributable to common stockholders	$(1,979,664)	$(2,184,468)	$(5,629,332)	$(8,904,826)

Net loss per share attributable to common stockholders – basic and diluted	$(0.08)	$(0.14)	$(0.25)	$(0.67)

Weighted average shares outstanding – basic and diluted	24,632,169	15,120,479	22,093,169	13,336,013

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(5,629,332)	$(8,829,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	491,980	271,521
Amortization of debt discounts and deferred financing costs	6,130	78,518
Stock-based compensation expense	2,529,858	2,337,936
Warrant repricing expense	—	1,929,818
Loss on disposal of property and equipment	76,222	147,837
Provision for bad debt	11,636	2,503
Changes in operating assets and liabilities:
Accounts receivable	(280,293)	(385,944)
Inventories	(755)	(67,587)
Prepaid expenses and other current assets	22,576	(317,858)
Accounts payable and other accrued expenses	200,952	(124,913)
Accrued compensation and related expenses	209,759	(8,878)
Accrued interest	(1,843)	13,039

Net cash used in operating activities	(2,363,110)	(4,953,374)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,229,671)	(666,455)
Trademark costs	(51,533)	(5,000)

Net cash used in investing activities	(1,281,204)	(671,455)

Cash Flows From Financing Activities:
Proceeds from the common stock offering, net of offering costs	11,405,924	—
Proceeds from April 2016 tender offer, net of offering costs	—	2,244,247
Proceeds from the rights offering, net of offering costs	—	998,156
Proceeds from exercise of stock options and warrants, net of costs	3,767,594	—
Repayment of related-party notes payable	(656,221)	(306,971)

Net cash provided by financing activities	14,517,297	2,935,432

Net change in cash and cash equivalents	10,872,983	(2,689,397)
Cash and cash equivalents — beginning of period	4,524,529	5,247,425

Cash and cash equivalents — end of period	$15,397,512	$2,558,028

Supplemental Disclosure of Non-Cash Financing Activities:
Cumulative undeclared preferred dividends recorded upon conversion of Class A convertible preferred stock and Class B convertible preferred stock into common	$—	$1,068,055

Reduction of accounts payable for returned fixed assets	$225,106	$—

Reclassification of shipper inventory to fixed assets	$—	$38,276

Leasehold improvements paid by tenant allowance included in accounts payable and other accrued expenses	$—	$200,000

Issuance of common stock for accrued board of director compensation	$—	$26,901

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Transition Report on Form 10-K for the period ended December 31, 2016.

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

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiary, Cryoport Systems, Inc. All intercompany accounts and transactions have been eliminated. In June 2017, the Company established Cryoport Europe Limited, an English company, as a wholly owned subsidiary of Cryoport Systems, Inc.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except for related-party notes payable, approximates fair value at September 30, 2017 and December 31, 2016 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Customers

The Company grants credit to customers within the United States and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at September 30, 2017 and December 31, 2016 are net of reserves for doubtful accounts of $70,000 and $75,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical and life sciences industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at September 30, 2017 and December 31, 2016.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the nine months ended September 30, 2017 and 2016, the Company had revenues from foreign customers of approximately $1.1 million and $776,800, respectively, which constituted approximately 12.6% and 14.3%, respectively, of total revenues. For the nine months ended September 30, 2016, there was one customer that accounted for 10.1% of total revenues. No other single customer generated over 10% of total revenues during the nine months ended September 30, 2017 and 2016.

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

Property and equipment are recorded at cost. Cryoport Express® Shippers and data loggers, used as part of the Company’s SmartPak IITM Condition Monitoring Systems, which comprise 42% and 44% of the Company’s net property and equipment balance at September 30, 2017 and December 31, 2016, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2017.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2017 and December 31, 2016, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016. The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2017, the Company is no longer subject to U.S. federal examinations for years before 2012 and for California franchise and income tax examinations for years before 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by United States federal or state jurisdictions.

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

Basic and Diluted Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for deemed preferred stock dividends and cumulative preferred stock dividends, whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods. As of September 30, 2017 and December 31, 2016, the Company had no cumulative, undeclared dividends that have not been accrued related to its preferred stock. During the nine months ended September 30, 2017 and 2016, undeclared dividends totaling $0 and $75,460, respectively, were added to the net loss on the condensed consolidated statements of operations in order to calculate net loss per share attributable to common stockholders.

The following shows the amounts used in computing net loss per share for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net loss	$(5,629,332)	$(8,829,366)
Add:
Undeclared cumulative preferred dividends	—	(75,460)
Net loss attributable to common stockholders	$(5,629,332)	$(8,904,826)
Weighted average common shares issued and outstanding - basic and diluted	22,093,169	13,336,013
Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.67)

	Three Months Ended September 30,
	2017	2016
Net loss	$(1,979,664)	$(2,184,468)
Add:
Undeclared cumulative preferred dividends	—	—
Net loss attributable to common stockholders	$(1,979,664)	$(2,184,468)
Weighted average common shares issued and outstanding - basic and diluted	24,632,169	15,120,479
Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.14)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Nine Months Ended September 30,
	2017	2016
Stock options	1,236,253	71,213
Warrants	4,956,509	532,314
	6,192,762	603,527

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

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

 In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The amendments in this update apply to inventory that is measured using first-in, first-out (FIFO) or average cost. They do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this update, there are no other substantive changes to the guidance on measurement of inventory. The amendments in this update more closely align the measurement of inventory in International Financial Reporting Standards (IFRS) and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2017 and the adoption of ASU No. 2015-11 did not have an impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. The Company adopted this guidance on January 1, 2017 and the adoption of ASU No. 2016-09 did not have an impact on its consolidated financial statements.

Note 4. Related-Party Transactions

As of September 30, 2017 and December 31, 2016, the Company had aggregate principal balances of $0 and $646,700, respectively, in outstanding unsecured indebtedness owed to three related parties, including former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). As of March 31, 2017, the three note holders had outstanding principal balances of $268,900, $160,000 and $125,400, respectively. The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the related-party notes. During the nine months ended September 30, 2017 and 2016, $6,100 and $78,500 of the debt discount was amortized to interest expense. The notes were repaid in full in April 2017.

Related-party interest expense under these notes was $9,600 and $43,200 for the nine months ended September 30, 2017 and 2016, respectively. Accrued interest, which is included in related-party notes payable in the accompanying condensed consolidated balance sheets, amounted to $0 and $11,400 as of September 30, 2017 and December 31, 2016, respectively.

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

Consulting fees for services provided by KLATU were $145,600 and $299,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Common Stock Issued for Services

During the nine months ended September 30, 2017, 13,875 shares of common stock with a fair value of $52,500 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of September 30, 2017, approximately 10.9 million shares of common stock were issuable upon exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	5,374,843
Exercise of warrants	5,533,661
Total shares of common stock reserved for future issuances	10,908,504

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

Supplemental Warrant Exercises

In July 2017, the Company received proceeds of $1.8 million from the exercise of 605,114 supplemental warrants which were issued in connection with the October 2016 tender offer. The warrants were exercisable upon issuance and expired on the earlier of (i) October 28, 2019 and (ii) the thirtieth (30th) day after the date that the closing price of the Company’s common stock equals or exceeded $4.50 for ten consecutive trading days.

As of June 27, 2017, the closing price of the Company’s common stock was equal to or exceeded $4.50 for ten consecutive trading days. As a result, the supplemental warrants expiration date was accelerated to July 27, 2017 unless exercised prior to that date.

Warrant Activity

We typically issued warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Cryoport did not issue any warrants in connection with the March 31, 2017 offering. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2016	7,447,478	$4.29
Issued	—	—
Exercised	(1,271,683)	3.17
Expired	(642,134)	8.55
Outstanding — September 30, 2017	5,533,661	$4.05	2.5	$33,062,500
Vested (exercisable) — September 30, 2017	5,533,661	$4.05	2.5	$33,062,500

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on September 30, 2017, which was $9.85 per share.

During the nine months ended September 30, 2017, the Company issued 472,870 shares of common stock in connection with the exercise of warrants for proceeds of $1.7 million, excluding the supplemental warrant exercises discussed above. These warrants were issued in connection with certain Company financings or for services performed.

During the nine months ended September 30, 2017, the Company issued 105,660 shares of common stock in connection with the cashless exercise of warrants to purchase 193,699 shares of common stock.

The total intrinsic value of warrants exercised during the nine months ended September 30, 2017 was $5.1 million.

Note 7. Stock-Based Compensation

 Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (collectively the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of September 30, 2017, the Company had 1,387,971 shares available for future awards under the 2015 Plan.

During the nine months ended September 30, 2017, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.3 – 6.6
Risk-free interest rate	1.8% - 2.1%
Volatility	111% – 115%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016

Cost of revenues	$33,477	$14,241
General and administrative	1,958,658	1,838,054
Sales and marketing	502,851	476,282
Engineering and development	34,872	9,358
	$2,529,858	$2,337,936

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2016	4,512,550	$4.01
Granted (weighted-average fair value of $3.44 per share)	1,054,300	4.11
Exercised	(90,733)	3.54
Forfeited	(46,886)	3.22
Expired	(54,388)	7.95
Outstanding — September 30, 2017	5,374,843	$4.01	7.9	$31,419,500
Vested (exercisable) — September 30, 2017	2,677,235	$4.12	7.3	$15,369,200
Expected to vest after September 30, 2017 (unexercisable)	2,697,608	$3.90	2.4	$16,040,300

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2017, which was $9.85 per share.

The total intrinsic value of options exercised during the nine months ended September 30, 2017 was $248,500.

As of September 30, 2017, there was unrecognized compensation expense of $7.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.4 years.

Note 8. Subsequent Event

In October 2017, the Company issued 284,873 shares of common stock in connection with the exercise of stock options and warrants for proceeds of $980,000. In addition, the Company issued 38,504 shares of common stock in connection with the cashless exercise of warrants to purchase 67,384 shares of common stock.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2017 (unaudited) and the consolidated balance sheet as of December 31, 2016 (audited) and the related unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, and condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the nine month period ended December 31, 2016 and the year ended March 31, 2016 included in the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2016.

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

The branded packaging for our Cryoport Express® Solutions includes our liquid nitrogen dry vapor shippers, the Cryoport Express® Shippers. The Cryoport Express® Shippers are engineered shippers that consists of cost-effective and reusable cryogenic transport shippers, which utilize an innovative application of “dry vapor” liquid nitrogen (“LN2”) technology and SmartPak IITM Condition Monitoring Systems. Cryoport Express® Shippers are International Air Transport Association (“IATA”) certified and validated to maintain stable temperatures of minus 150° Celsius and below for a 10-day dynamic shipment period. The Company currently features three Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials) and Cryoport Express® CXVC1 Shipper (holding up to 1,500 2.0 ml vials). In addition, we assist clients with internal secondary packaging (e.g., vials, canes, straws and plates).

Our most used solution is the “turnkey” solution, which can be accessed directly through our cloud-based Cryoportal™ or by contacting Cryoport Client Care for order entry. Once an order is placed and cleared, we ship a fully charged Cryoport Express® Shipper to the client who conveniently loads its frozen commodity into the inner chamber of the Cryoport Express® Shipper. The customer then closes the shipper package and reseals the shipping box displaying the next recipient’s address (“Flap A”) for pre-arranged carrier pick up. The CryoportalTM arranges for the pick-up of the parcel by a shipping service provider, which is designated by the client or chosen by Cryoport, for delivery to the client’s intended recipient. The recipient simply opens the shipper package and removes the frozen commodity that has been shipped. The recipient then reseals the package, displaying the nearest Cryoport Staging Center address, making it ready for pre-arranged carrier pick-up. When the Cryoport Staging Center receives the Cryoport Express® Shipper, it is cleaned, put through quality assurance testing, and returned to inventory for reuse.

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

In August 2017, Cryoport announced the expansion of its portfolio of cold chain logistics solutions with the launch of its 'Cryoport. Certified. Cool.' solution, branded as "C3 ™", in support of the new high value regenerative therapies that require temperature-controlled transportation within the 2-8°C temperature range during the logistics of processing these new therapies. Cryoport's C3 ™ shipper offers the first 2-8°C shipping solution designed for synergistic integration into its intuitive informatics platform, the Cryoportal™ Logistics Management Platform. The C3 ™ solution provides enhanced, real-time visibility, security and risk mitigation from temperature excursions for the client's critical biological commodities.  The introduction of C3 ™ allows Cryoport to support the entire logistics continuum for regenerative medicine clinical and commercial programs. Cryoport integrated its Smartpak II™ Condition Monitoring System, which provides real-time visibility into the location and key aspects of critical shipments with the well-established, validated, and reusable Credo Cube™ from Pelican BioThermal for its proven temperature protection, and seamlessly integrated the system into its Cryoportal™ Logistics Management Platform for cold chain transparency, monitoring and responsiveness. The C3 ™ solution includes Cryoport's 24/7/365 Client Support, which proactively monitors all shipments, allowing for timely intervention to mitigate risks when they occur.

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

The 2017 edition of Pharmaceutical Commerce’s annual Biopharma Cold Chain Sourcebook estimates that managing the transportation of temperature-controlled products (refrigerated and frozen) will total $13.4 billion this year. The growth of temperature-controlled products is continuing at more than double the rate of non-temperature-controlled products, indicating that the cold chain business in biopharma will continue to grow at healthy rates.

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

Novartis. In July 2017, we announced our engagement by Novartis for the commercial support of its cell therapy CTL019/CD19 (now named KymriahTM) for an initial three-year term, subject to certain termination and extension provisions. Kymriah is approved to treat relapsed or refractory pediatric and young adult patients with B-cell acute lymphoblastic leukemia (ALL). Under the agreement, Cryoport is providing cryogenic logistics solutions, which includes the employment of Cryoport Express® Shippers, SmartPak IITM Condition Monitoring Systems, the CryoportalTM Logistics Management Platform, and 24/7/365 logistics support.

Kite Pharma/Gilead. In September 2017, we announced that Cryoport was chosen for the commercial support of Kite Pharma’s lead chimeric antigen receptor (CAR) T-cell therapy, axicabtagene ciloleucel (now named YescartaTM), for the treatment of aggressive Non-Hodgkin Lymphoma (NHL). The initial three-year engagement, subject to certain termination and extension provisions, is structured to support Gilead’s Kite Pharma throughout the lifecycle of Yescarta. Under the terms of the agreement, Cryoport will provide logistics support throughout the United States in accordance with Gilead’s plans for patient adoption of Yescarta. In addition to supporting the commercial launch described above, Cryoport also continues to support Kite Pharma’s clinical stage therapies. Cryoport’s advanced cryogenic logistics solutions are designed to meet Kite Pharma’s expanding cryogenic logistics requirements, which includes the employment of Cryoport Express® Shippers, SmartPak IITM Condition Monitoring Systems, the CryoportalTM Logistics Management Platform, and 24/7/365 logistics support.

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

Supplemental Warrant Exercises

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)

Revenues	$3,003	$1,977	$1,026	51.9%
Cost of revenues	(1,396)	(1,180)	(216)	18.3%

Gross margin	1,607	797	810	101.6%
General and administrative	(1,897)	(1,508)	(389)	25.8%
Sales and marketing	(1,353)	(1,235)	(118)	9.5%
Engineering and development	(345)	(215)	(130)	60.6%
Interest expense	—	(19)	19	(100)%
Other income (expense), net	8	(1)	9	(682)%
Provision for income taxes	—	(3)	3	(100)%

Net loss	$(1,980)	$(2,184)	$204	(9.4)%

Total revenues

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$2,346	$1,424	$922	64.7%
Reproductive medicine	409	366	43	11.9%
Animal health	248	187	61	32.6%

Total revenues	$3,003	$1,977	$1,026	51.9%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $1.0 million or 51.9% to $3.0 million for the three months ended September 30, 2017, as compared to $2.0 million for the three months ended September 30, 2016. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $921,600 or 64.7%, to $2.3 million for the quarter compared to $1.4 million in the same quarter last year. During the three months ended September 30, 2017, we added approximately 20 new biopharma clients and supported 195 clinical trials, of which 20 trials were in Phase III. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 11.9% for the three months ended September 30, 2017, as compared to the same period in 2016. This increase was driven by a 62.1% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns and was partially offset by a 55.0% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health increased 32.6% for the three months ended September 30, 2017, as compared to the same period in 2016, driven by increased volume from existing clients and the international relocation of cell banks for a new client.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2017 was 53.5% of revenues, as compared to 40.3% of revenues for the three months ended September 30, 2016. The increase in gross margin by thirteen percentage points is primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $216,200, or 18.3%, to $1.4 million for the three months ended September 30, 2017, as compared to $1.2 million in the same period in 2016. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $389,100 for the three months ended September 30, 2017 or 25.8% as compared to the three months ended September 30, 2016. This increase is primarily due to an increase in salaries and associated employee costs of $151,000, an increase of $132,200 for public company related expenses, including legal fees, an increase in stock-based compensation expense of $115,100, an increase of $22,100 for insurance premiums and implementation and costs for a new ERP system of $16,300. These increases were partially offset by a $49,800 decrease in allocated facility costs.

Sales and marketing. Sales and marketing expenses increased $117,600 or 9.5% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase is primarily due to a $166,700 increase in salaries and associated costs, including recruiting fees, incurred to expand our sales force, a $30,800 increase in allocated facility costs, an increase in travel and lodging expense of $18,400, an increase in implementation costs for a new ERP system of $17,200 and an increase in stock-based compensation expense of $17,400. These increases were partially offset by a reduction in outsourced marketing consulting of $149,900 as a result of bringing this function in-house.

Engineering and development expenses. Engineering and development expenses increased $130,100 or 60.6% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase was primarily due to an increase of $96,900 in wages and associated employee costs to add a software development product manager and Chief Technology Officer, facility expenses of $76,200, testing expenses of $29,200 and an increase of $22,700 in stock-based compensation expense. These increases were partially offset by a reduction of $110,600 in web portal expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We also incurred costs to design and validate additional new primary and secondary packaging solutions and accessories in response to requests from our customers. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense decreased $19,300 for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. There was no interest expense during the three months ended September 30, 2017 as the related party notes were paid in full April 1, 2017. Interest expense for the three months ended September 30, 2016 included amortization of the debt discount on the related-party notes of $6,300 and the stated interest expense of $13,000.

Other income (expense), net. The other income, net for the three months ended September 30, 2017 increased $9,900 as compared to the three months ended September 30, 2016 primarily due to an increase in interest income on larger cash balances and foreign exchange gains on accounts receivable and payable invoices partially offset by bank administrative charges.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)

Revenues	$8,632	$5,450	$3,182	58.4%
Cost of revenues	(4,380)	(3,289)	(1,091)	33.1%

Gross margin	4,252	2,161	2,091	96.9%
General and administrative	(5,389)	(4,752)	(637)	13.4%
Sales and marketing	(3,659)	(3,678)	19	(0.5)%
Engineering and development	(825)	(495)	(330)	66.8%
Interest expense	(16)	(122)	106	(87.1)%
Warrant repricing expense	—	(1,930)	1,930	(100)%
Other income (expense), net	12	(8)	20	(244.6)%
Provision for income taxes	(4)	(5)	1	(21.1)%

Net loss	$(5,629)	$(8,829)	$3,200	(36.2)%

Total revenues

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$6,597	$3,756	$2,841	75.6%
Reproductive medicine	1,253	1,066	187	17.5%
Animal health	782	628	154	24.6%

Total revenues	$8,632	$5,450	$3,182	58.4%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $3.2 million or 58.4% to $8.6 million for the nine months ended September 30, 2017, as compared to $5.4 million for the nine months ended September 30, 2016. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $2.8 million or 75.6%, to $6.6 million for the nine months ended September 30, 2017 as compared to $3.8 million in the same period last year. During the nine months ended September 30, 2017, we added approximately 66 new biopharma clients and supported 195 clinical trials, of which 20 trials were in Phase III. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 17.5% for the nine months ended September 30, 2017, as compared to the same period in 2016. This increase was driven by a 56.9% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns and was partially offset by a 34.6% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health increased 24.6% for the nine months ended September 30, 2017, as compared to the same period in 2016, driven by increased volume from existing clients and the international relocation of cell banks for a new client.

Gross margin and cost of revenues. Gross margin for the nine months ended September 30, 2017 was 49.3% of revenues, as compared to 39.6% of revenues for the nine months ended September 30, 2016. The increase in gross margin by almost ten percentage points is primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, and depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $1.1 million, or 33.1%, to $4.4 million for the nine months ended September 30, 2017, as compared to $3.3 million in the same period in 2016. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $637,600 for the nine months ended September 30, 2017 or 13.4% as compared to the nine months ended September 30, 2016. This increase is primarily due to an increase in salaries and associated employee costs of $224,000, an increase in public company related expenses in the amount of $160,700, an increase in stock-based compensation expense of $150,500 including legal fees, an increase of $126,500 for legal settlements, an increase of $88,800 for insurance premiums, implementation costs for a new ERP system of $84,800, and patent legal fees of $34,900. These increases were partially offset by the 2016 disposal of components used to manufacture our shippers in the amount of $121,700 due to our decision to co-develop and outsource the manufacturing of our shippers that was not incurred in 2017, a decrease of $52,800 for charitable donations, a decrease of $23,600 for estimated bad debt, a decrease in allocated facility expenses of $13,300 and a decrease in moving expenses incurred in 2016 of $10,000.

Sales and marketing. Sales and marketing expenses decreased $18,300 or 0.5% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease is primarily due to a reduction in outsourced marketing consulting of $391,800 as a result of bringing this function in-house. This decrease was partially offset by implementation costs for a new ERP system of $102,500, an increase in salaries and associated employee costs of $95,300, an increase in facility expenses of $64,500, an increase in travel and lodging expense of $36,200, an increase in marketing trade shows of $35,500 and an increase in stock-based compensation expense of $26,600.

Engineering and development expenses. Engineering and development expenses increased $330,400 or 66.8% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase is primarily due to $202,100 in testing expenses, $152,700 in wages and associated employee costs to add a software development product manager and Chief Technology Officer, facility expenses of $97,600 and an increase in stock-based compensation of $25,500. These increases were partially offset by a reduction of $152,400 in web portal expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. During the nine months ended September 30, 2017, we tested and upgraded the firmware and software of our SmartPak II™ Condition Monitoring System that tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the commodities shipped to its intended destination.  We also incurred costs to design and validate additional new primary and secondary packaging solutions and accessories in response to requests from our customers. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense decreased $106,000 for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Interest expense for the nine months ended September 30, 2017 included amortization of the debt discount on the related-party notes of $6,100 and the stated interest expense of $9,600. Interest expense for the nine months ended September 30, 2016 included amortization of the debt discount on the related-party notes of $78,500 and the stated interest expense of $43,200.

Warrant repricing expense. Warrant repricing expense for the nine months ended September 30, 2016 was due to the repricing of certain warrants for the tender offer that was completed April 7, 2016.

Other income (expense), net. The other income, net for the nine months ended September 30, 2017 increased $20,200, as compared to the nine months ended September 30, 2016 primarily due to an increase in interest income on larger cash balances and foreign exchange gains on accounts receivable and payable invoices partially offset by bank administrative charges.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and cash equivalents of $15.4 million and working capital of $15.4 million. Historically, we have financed our operations primarily through sales of our debt and equity securities.

For the nine months ended September 30, 2017, we used $2.4 million of cash for operations primarily as a result of the net loss of $5.6 million offset by non-cash expenses of $3.1 million primarily comprised of depreciation and amortization, stock-based compensation expense, and loss on disposal of fixed assets. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $280,300 as a result of an increase in sales offset by an increase in accounts payable and other accrued expenses and accrued compensation of $410,700.

Net cash used in investing activities of $1.3 million during the nine months ended September 30, 2017 was primarily due to the purchase of Cryoport Express® CXVC1 Shippers, Smart Pak IITM Condition Monitoring Systems and computer equipment as well as legal expenses incurred for trademark applications.

Net cash provided by financing activities totaled $14.5 million during the nine months ended September 30, 2017, and resulted from net proceeds of $11.4 million from the March 2017 common stock offering, proceeds from the exercise of stock options and warrants of $3.8 million, which were partially offset by the repayment of related party notes payable of $656,200.

The Company’s management believes that, based on its current plans and assumptions, the current cash on hand, together with projected cash flows, will satisfy our operational and capital needs for at least the next twelve months. The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cryoport, Inc.

Dated: November 2, 2017

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: November 2, 2017

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

