Form 10-K
period 2017-12-31
Cryoport, Inc.
filed 2018-03-08
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was $116,610,411 based on the closing sale price of such common equity on such date (excluding 291,207 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding as of June 30, 2017).

As of March 1, 2018, there were 27,339,977 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1. Business

Overview

We provide fully integrated, temperature-controlled logistics solutions to the life sciences industry through a seamless combination of proprietary packaging, information technology, and specialized temperature-controlled logistics knowhow. Our competencies and capabilities are used to develop solutions that are customized to our client’s requirements. Our solutions integrate vital analytics, including ‘chain-of-condition’ and ‘chain-of-custody’ information, into a single data stream. We provide advanced, powerful, comprehensive and reliable technology-centric alternatives to traditional temperature-controlled distribution/logistics solutions for the life sciences industry.

Our services are utilized for temperature-controlled shipping, storage and information in the life sciences industry, which includes personalized medicine, immunotherapies, cellular therapies, CAR T-cell therapies, stem cell therapies, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to certain ranges of precision-controlled temperatures. As part of our services, our technologies provide the ability for us and/or our client, to monitor location and other specified critical variables for each shipment in real time. Information is recorded and archived for each shipment for scientific, quality assurance and regulatory purposes. This information provides an audit trail that can verify the ‘in shipment’ condition of the life sciences commodity, material, product, vaccine or therapy being shipped. Cryoport’s systems are designed to support clinical trials, Biologics License Applications (BLA), Investigational New Drug Applications and New Drug Applications (NDA) with the United States Food and Drug Administration (FDA). Cryoport solutions support FDA approved commercial biologic product distribution in the United States and government approved products in other jurisdictions globally, such as those in the EMEA (Europe, Middle East and Africa) and Asia-Pacific regions.

One of the most important features of our Cryoport Express® Solutions is our sophisticated, cloud-based, logistics management platform, which is branded as the Cryoportal™. The Cryoportal™ supports the management of shipments through a single interface, which includes order entry, document preparation, customs documentation, courier management, real-time shipment tracking, issue resolution, and regulatory compliance requirements. In addition, it provides unique and incisive information dashboards and validation documentation for every shipment through data collected by the SmartPak II™ Condition Monitoring System (SmartPak II™). The Cryoportal™ records and retains a fully documented regulatory history of all Cryoport Express® Shippers, including ‘chain-of-custody’ and ‘chain-of-condition’ information for each shipment, which is used to ensure the quality, safety, efficacy and controlled conditions to ensure that the stability of shipped biologic commodities are maintained throughout the shipping cycle. At the client’s option, recorded information is archived, allowing the client to meet exacting requirements necessary for scientific work and for proof of regulatory compliance during the logistics process.

Our Cryoport Express® Solutions include a family of Cryoport Express® Shippers including liquid nitrogen dry vapor shippers and C3TM Shippers (Cryoport. Certified. Cool.), which are phase-change shippers. All Cryoport Express® Shippers are precision engineered assemblies that are reliable, cost-effective and reusable or recyclable. Our liquid nitrogen dry vapor Cryoport Express® Shippers utilize an innovative application of ‘dry vapor’ liquid nitrogen technology and, generally, include a SmartPak IITM Condition Monitoring System. Cryoport Express® Shippers meet International Air Transport Association (“IATA”) requirements for transport, including Class 6.2 infectious substances. Cryoport Express® Shippers are also International Safe Transit Association (“ISTA”) “Transit Tested” certified. Cryoport Express® dry vapor shippers are validated to maintain stable temperatures of minus 150° Celsius and below for up to ten days in dynamic shipping conditions. We currently feature five types of liquid nitrogen dry vapor Cryoport Express® Shippers: the Standard Dry Shipper (holding up to 75 2.0 ml vials), the High Volume Dry Shipper (holding up to 500 2.0 ml vials), the CXVC1 Shipper (holding up to 1,500 2.0 ml vials), the Slide Rite Dry Shipper (holding up to 500 2.0 ml vials) and the CryoMaxTM Shipper (holding up to 36,400 2.0 ml vials). We currently offer one type of phase change Cryoport Express® Shippers: the C3TM. Cryoport Express® C3TM Shippers are reusable and maintain stable temperatures at 2-8° Celsius for up to 96 hours. All Cryoport Express® Shippers are integrated with SmartPak IITM Condition Monitoring Systems for the reasons stated above.

As a part of our Cryoport Express® Solutions services, we assist and provide clients with secondary packaging that is placed inside the main chamber of our Cryoport Express® Shippers. In addition to vials, canes, straws, goblets, plates, etc., we offer engineering services to assist clients in creating and developing customized packaging that meet their requirements.

Cryoport is the global market leader in providing reliable and comprehensive temperature-controlled logistics solutions for the life sciences industry, with a primary focus on cryogenic logistics. Our advanced technologies and dedicated personnel allow us to continue to expand our services footprint with a growing suite of services, products and competencies for the life sciences industry, which currently include: information technology, packaging, real-time monitoring, analytics, logistics distribution, consulting, laboratory relocation, fleet management, embedded logistics support, validation services (especially for shipping lanes and packaging), etc. A sample of our client facing, value-added competencies addressing client requirements are as follows:

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies in which our Cryoport Express® Solutions serve as an enabling technology for the safe and efficient transportation of leukapheresis or apheresis blood products as well as the manufactured autologous cellular-based immunotherapies by providing a comprehensive logistics solution for the verified “chain of condition” and “chain of custody” transport from, (a) the collection of the patient’s blood or cells in a hospital or point-of-care setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved delivery of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of the personalized medicine to the patient when and where the medical provider needs it, without the expense and inconvenience of on-sight, cryopreservation storage equipment.

•	“Embedded Solution,” which is our total outsource solution. It is our most comprehensive solution and involves our management of the entire cryogenic logistics process for our client using Cryoport technology and Cryoport employees working at the client’s location to manage the client’s temperature-controlled logistics needs, in total.

•	“Fleet Management,” which is our fleet management support service designed to reduce our clients upfront and recurring costs through optimized utilization of resources and minimization of equipment loss. We offer both complete and partial temperature-controlled outsourced fleet management services, including fleet evaluation and disposition (if required), inventory control, fleet maintenance and ongoing fleet requalification and validation.

•	“Packaging Development,” using "Design of Experiment" and "Quality by Design" processes, Cryoport can design, engineer and employ customized packaging and/or accessories to ensure effective distribution of our client’s critical commodities using our in-house team of packaging engineering competencies in the cryogenic, 2-8℃ and other temperature-controlled ranges to meet or exceed our client’s specifications. This capability usually includes integration of our SmartPak II™ Condition Monitoring System and the accommodation of our Cryoportal™ Logistics Management Platform into our clients packaging configurations, providing full access to our advanced condition monitoring systems and logistics management support competencies.

•	“Consulting Services,” giving clients an opportunity to leverage our in-house talent to: design custom logistics plans, perform lane assessment, lane validation, carrier validation; design custom packaging and validation, permitting clinical trial logistics design; commercial launch planning; systems integration; and end user training..

•	“Laboratory Relocation,” For large moves, we use redundant temperature-controlled shippers and environmentally controlled trucks. A long with our logistics partners we ensure the integrity of client materials during all logistics phases, including loading, transport, unloading and placement. Our service includes lane and carrier permitting and validation. Our large sample capacity Cryoport Express™ CryoMax™ Shipper has a holding time of up to 20 days and includes the benefit of our real time SmartPak II™ Condition Monitoring System, which supplies monitoring information to our Cryoportal™ Logistic Management Platform, providing Live View information on the client’s transport. Employing our 24/7/365 client support team to actively monitoring shipments and mitigate risk ensures safe shipping and relocation of samples.

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings. “powered by CryoportSM” appears prominently on the offering software interface and packaging. This option for the client to private labele its service is available upon committing to certain requirements for private labeling, such as minimum annual shipping volumes.

In addition to these offerings, Cryoport is continuously evaluating expanding and improving its solutions in response to market needs and client demand.

Competitive Advantages

With our first-to-market and technology-driven cryogenic logistics solutions for the life sciences industry, we have established a unique lead over potential competitors. Furthermore, we are not aware of any company that offers comparable solutions and have the same capabilities Cryoport has as a global provider of advanced, validated temperature-controlled logistics solutions. With over a decade as a leading temperature-controlled logistics solutions company serving the life sciences industry, working with our tools in packaging, information technology, and temperature-controlled logistics, we approach our growing market with innovation, creative thinking, and advanced technologies.

Most of our competition utilizes “older technologies” and/or systems. In fact, a portion of the biopharma market and much of the animal health market still uses liquid nitrogen or dry ice with no or little validation processes for their equipment or procedures. In the case of dry ice, the technology simply does not achieve low enough temperatures or deliver stable temperatures, which may have standard deviations up to 14℃. Consequently, this medium allows cellular activity to continue and cells to degrade, impacting cell line performance and cell viability. Liquid nitrogen, on the other hand, while effective in holding its temperature, is bulky, heavy, expensive and requires special handling to avoid spillage and accommodate weight. Both dry ice and liquid nitrogen are classified “hazardous” by IATA (International Air Transportation Association) and, therefore, shipping companies and regulatory authorities. Both are also classified as “dangerous goods.” Both these methods are inefficient when compared to Cryoport’s solutions, which are classified as non-hazardous. Cryoport goes beyond traditional ISTA (International Safe Transit Association) packaging validation processes qualification because of the high value and at times irreplaceable commodities that we are counted on to transport. Through our experience, we know logistics distribution can have a large impact on product/ commodity conditions. Our implementation of Quality by Design processes includes the ability to assess in-field events and the impact of logistics on the commodity being shipped and the equipment being used for individual shipments. We think such scrutiny may be included in regulatory requirements in the future.

We have been qualified as a trusted temperature-controlled logistics solutions provider for hundreds of life sciences companies and institutions and, currently, support well over 200 clinical trials in the regenerative medicine space. Cryoport has logged over 250,000 shipments to over 100 countries with hundreds of life sciences materials. This experience and reputation, combined with our over a decade of know-how and technology, provides us with significant competitive advantages. In fact, since our inception, we have experienced minimal client attrition.

While we look at companies such as Fisher BioServices, AmerisourceBergen and other cold-chain logistics providers as potential competitors, most of these companies are also our clients and/or partners.

Our competitive position is further enhanced by our respective “powered by CryoportSM” partnership agreements with FedEx, DHL and UPS, who collectively, account for approximately 85% of world’s air freight and who, respectively, have been expanding other parts of their temperature-controlled offerings for the life sciences industry.

We continuously enhance and broaden our solutions offering in order to maintain and extend what we believe to be a significant lead in the marketplace. We believe that it would take a serious potential competitor an extended period of time to build out the tools, solutions, and competencies we possess along with our know-how.

In addition to our intellectual property consisting of multiple issued and pending U.S. patents as well as our lead as the first-to-market mover and leader in market share in the regenerative medicine space, we think our biggest competitive advantage falls into our trade secrets and our speed to market with new solutions, which is powered by our sensitivity to anticipate and reaction to client needs and to market demand. We think that our solutions are innovative and comprehensive. We try to employ the best people in the industry and we foster the development and implementation of new technologies to maintain that lead.

We take pride in being a “green” company; we consider it to be a competitive advantage All materials use by Cryoport are recyclable and/or reusable. We take our responsibility toward the environment quite seriously.

Strategic Logistics Alliances

We seek to establish strategic distribution alliances around the world, under our “powered by CryoportSM” strategy, as a long-term method of marketing our solutions to the life sciences industry. We have focused our efforts on leading companies in the logistics services industry as well as participants in the life sciences industry. The “powered by CryoportSM” strategy with our alliance partners reflects our solutions being integrated into our alliance partner’s services.

Cryoport now serves and supports the three largest integrators in the world, responsible for over 85% of worldwide airfreight, with its advanced cryogenic logistics solutions for the life sciences industry. We operate with each independently and confidentially in support of each company’s respective market and sales strategies.

FedEx. In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (the “FedEx Agreement” renewing our services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM Logistics Management Platform for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and was amended in December 2015 to extend the initial term for an additional three years, expiring on December 31, 2018. FedEx has the right to terminate this agreement at any time, for convenience, upon 180 days’ notice.

Under our FedEx Agreement, we provide frozen shipping logistics services through the combination of our purpose-built proprietary technologies and turnkey management processes. FedEx markets and sells Cryoport’s services for frozen temperature-controlled cold chain transportation as its FedEx® Deep Frozen Shipping Solution on a non-exclusive basis and at its sole expense. As part of the solution, Cryoport has developed a FedEx branded version of the CryoportalTM Logistics Management Platform, which is “powered by CryoportSM” for use by FedEx and its customers, giving them access to the full capabilities of our cloud-based logistics management software platform.

DHL. In June 2014, we entered into a master agreement with LifeConEx, a part of DHL Global Forwarding (“DHL”). DHL has enhanced its cold chain logistics offerings to its life sciences and healthcare customers with Cryoport’s validated cryogenic solutions. DHL offers Cryoport’s cryogenic solutions through its worldwide Thermonet network of Certified Life Sciences Stations under the DHL brands as “powered by CryoportSM”. In addition, DHL’s customers have direct access to our cloud-based order entry and tracking portal to order Cryoport Express® Solutions and receive preferred DHL shipping rates and discounts. Our proprietary logistics management platform, the CryoportalTM, is integrated with DHL’s tracking and billing systems to provide DHL life sciences and healthcare customers with a seamless way of accessing critical information regarding shipments of biological material worldwide.

UPS. In October 2014, we added United Parcel Services, Inc. (“UPS”) as a major distributor, under our “powered by CryoportSM” strategy, by entering into an agreement with UPS Oasis Supply Corporation, a part of UPS, whereby UPS offers our validated and comprehensive cryogenic solutions to its life sciences and healthcare customers on a global basis. Under this agreement, UPS customers have direct access to our proprietary CryoportalTM Logistics Management Platform, which is integrated with UPS’s tracking and billing systems, to provide UPS life sciences and healthcare customers with a seamless way to enter orders and access critical information regarding shipments of biological material worldwide.

Cryoport’s Positioning in the Life Sciences Industry

Life sciences technology advancements are expected to have a significant impact on global society over the next 25 years. In the United States alone, the life sciences industry is made up of 6,000 identifiable life science establishments. However, the industry is growing globally, in a way where research and manufacturing pipelines span across the globe. This increases the need to mitigate logistics risk for these cellular based commodities/products.

The total cold chain logistics market for the life sciences industry has historically grown much faster per annum than the total life sciences logistics market. For 2017, global cold chain logistics transportation costs, overall, were reported to be $13.4 billion; with approximately $2.7 billion spent within the regenerative medicine space. By 2021, the global life sciences cold chain logistics market is forecast to grow to $16.6 billion for a 24% increase.

Contributing drivers to this growth are the recent advancements in the development of biologics and cell-based therapies. As a result, scientists, intermediaries, and manufacturers require means for cryogenically transporting their work and products, such as CAR T-cell therapies, where temperatures must be maintained below the “glass point” (generally, below minus 136° Celsius). At temperatures below the glass point all metabolic activity is halted, which prevents cells changing or degrading while in storage or in transit. Any cell change or degradation could impact the efficacy or safety of a sample or product.

In late 2017, we launched our Cryoport Express® Cryoport Certified CoolTM, or “C3TM” logistics solution to support the 2-8° Celsius space. Our Cryoport Express® C3™ solution was specifically developed for the front end of autologous therapies, so it is much more robust, exacting and reliable and, thereby, more expensive than traditional 2° to 8° Celsius shipping solutions. It is supported by the CryoportalTM Logistics Management Platform and the SmartPak IITM Condition Monitoring System giving our clients a seamless logistics record of vital information for each therapy shipped, where applicable.

Cryoport’s clients include companies and institutions that require reliable temperature-controlled logistics solutions such as therapy developers for personalized medicine, bio-pharmaceuticals, research, contract research organizations, diagnostic laboratories, contract manufacturers, cord blood repositories, vaccine manufacturers, animal husbandry related companies, and in-vitro fertilization clinics.

Life Sciences Agreements

We serve the life sciences industry with cold chain logistics solutions that are advanced, comprehensive, reliable, validated, and efficient. Our clients include those companies and institutions that have logistics requirements for personalized medicine, immunotherapies, CAR-T cells, stem cells, cell lines, tissue, vaccines, in-vitro fertilization, cord blood and other temperature sensitive commodities of life sciences. Significant agreements are as follows:

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we are now managing all cryogenic shipments of Zoetis’ key poultry vaccines. Under this arrangement, we provide on-site logistics personnel and our CryoportalTM Logistics Management Platform to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. The Company manages Zoetis’ total fleet of shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the Agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the Agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine. In September 2015, the Agreement was further amended and extended through September 2018, subject to certain termination and extension provisions.

Novartis. In May 2017, we signed an agreement with Novartis Inc. to manage the clinical and commercial shipments of its CAR T-cell therapies, including the recently commercial launch of CAR T-cell therapy, KymriahTM (CTL019), for children and young adults with B-cell ALL that is refractory or has relapsed at least twice. Under this arrangement, Cryoport provides cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPak IITM Condition Monitoring System technology and communications and information recording using its CryoportalTM Logistics Management Platform to manage shipments from the Novartis manufacturing sites to their clinical and commercial sites for patient administration globally.

Kite/Gilead. In July 2017, we signed an agreement with Kite Pharmaceuticals Inc. (a Gilead company) to manage the clinical and commercial shipments of its CAR-T therapies, including its recent commercial launch of CAR T-cell therapy, Yescarta™ (Axicabtagene Ciloleucel), the first CAR-T therapy approved by the FDA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma. Under this arrangement, Cryoport provides cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPak IITM Condition Monitoring System technology and communications and information recording using its CryoportalTM Logistics Management Platform to manage shipments from the Novartis manufacturing sites to their clinical and commercial sites of patient administration globally.

Cryoport Express® Solutions

Our Cryoport Express® Solutions are currently comprised primarily of our: Cryoport Express® Shippers, SmartPak IITM Condition Monitoring System, CryoportalTM Logistics Management Platform and extensive and specialized life sciences temperature-controlled logistics expertise. Cryoport Express® Solutions are, foremost, focused on improving the reliability of temperature-controlled logistics and, secondly, reducing our clients’ overall logistics costs. We accomplish this by providing complete end-to-end solutions for the transport and monitoring of biological or other materials requiring temperature-controlled logistics whether services are provided directly by Cryoport and/or through distribution partners, such as FedEx, UPS, and DHL or specialty couriers.

Our information technology includes what we believe to be the most advanced cold-chain logistics operating platform serving the life sciences industry, the CryoportalTM Logistics Management Platform. The CryoportalTM Logistics Management Platform is a cloud-based and programmatically assists in the management of all aspects of our logistics operations, including: order entry, documentation generation, monitoring in near real time via our SmartPak IITM Condition Monitoring System, logging data such as vital “chain-of-condition” and “chain-of-custody” information, and the archiving of information for scientific purposes and regulatory compliance. The Cryoportal™ can produce a variety of Cryoport Express® Analytics which report shipper, courier and shipment performance.

Our tailored and complete end-to-end solutions for temperature-controlled logistics include logistics management, transport, monitoring, storage and data collection regarding temperature-controlled biological commodities and/or biopharmaceutical products shipped primarily through Cryoport’s logistics network, which includes specialty couriers, freight forwarders, brokers and other intermediaries or integrators. Certain parts of the intellectual property underlying our Cryoport Express® Solutions have been developed under exclusive and confidential contracts with an outside development companies.

Cryoportal™ Logistics Management Platform

The Cryoportal™ Logistics Management Platform records and retains a fully documented history of all equipment as well as “chain-of-condition” and “chain-of-custody” for every shipment, helping ensure that quality, safety, efficacy, and stability of shipped commodities are maintained throughout the process. Additionally, the Cryoportal™ is used by Cryoport, our clients and business partners to automate the entry of orders, documentation preparation, to assist in managing logistics operations and to reduce administrative costs typically provisioned through manual labor relating to order-entry, order processing, preparation of shipping documents and back-office accounting. It is also used to support the high level of customer service expected by the life sciences industry. Certain features of the Cryoportal™ are designed to reduce operating costs and facilitate the scaling of Cryoport’s business. Examples of these features include automation of order entry, development of key performance indicators (“KPI’s”) to support efforts for continuous process improvements in our business, and programmatic exception monitoring to detect and sometimes anticipate delays in the shipping process, often before the customer or the shipping company becomes aware of them. These features offer significant value to our customers in terms of cost avoidance and risk mitigation

The Cryoportal™ Logistics Management Platform also serves as the communications center for the management, collection and analysis of SmartPak IITM Condition Monitoring System data collected in near real time in the field. Collected data is converted into pre-designed reports containing valuable and often actionable information that becomes the quality control standard or “pedigree” of the shipment. This information can be utilized by Cryoport to provide valuable feedback in near real time to our clients relating to their shipments. Additionally, our SmartPak IITM Condition Monitoring System provides the ability to apply Quality by Design fundamentals to our logistics solutions enabling intervention and risk mitigation capabilities to be employed.

The Cryoportal™ Logistics Management Platform software platform has been developed as a “carrier-agnostic” system, allowing clients and the Cryoport Logistics Management team to work with any combination of integrators, freight forwarders, couriers and/or brokers depending on the specific requirements and/or client preferences. To increase operational efficiencies, the Cryoportal™ Logistics Management Platform is integrated with the tracking systems of FedEx, DHL and UPS and other key logistics providers.

The Cryoportal™ was developed for time-and temperature-sensitive shipments that are required to be maintained at specific temperatures, beginning with the most demanding cryogenic temperatures (minus 150° Celsius) and moving upward to ambient (between 20° and 25° Celsius) to ensure that the shipped samples/commodities/products are not subject to degradation or out of designated “safe” range temperatures. While our current focus is on cryogenic (minus 150℃) as well as 2-8℃ logistics within the life sciences industry, the use of the Cryoportal™ Logistics Management Platform can and may be extended into other temperature-controlled ranges for the life sciences. To our knowledge, the Cryoportal™ Logistics Management Platform is unique to temperature-controlled logistics in the life sciences industry. It is robust and has considerable capabilities. We frequently receive favorable feedback about the Cryoportal™.

Cryoport Express® Shippers

Our Cryoport Express® Shippers are a family of shippers engineered specifically to serve the life sciences industry. Engineering of these devices, which are made up of proprietary packaging, dewar vacuum flasks, real time electronic monitoring systems, requires multiple and varied engineering disciplines. Each Cryoport Express® Shipper is ISTA (International Safe Transit Association) validated and IATA, UN, International Civil Aviation Organization (“ICAO”) compliant. Cryoport Express® Shippers are the highest level, most comprehensive logistics shippers serving the life sciences industry.

At the core, Cryoport Express® Shippers cryogenic series, we employ liquid nitrogen vapor shipper vacuum flask tanks capable of maintaining cryogenic temperatures of minus 150° Celsius or below for a dynamic shipping period of 10 days or more. A dry vapor cryogenic shipper is a device that uses liquid nitrogen contained inside a vacuum insulated vessel (vacuum flask tank), which serves as a refrigerant to provide stable storage temperatures below minus 150° Celsius. Our Cryoport Express® Shippers are designed to ensure that there is no pressure build up as the liquid nitrogen evaporates. We have developed a proprietary retention system to ensure that liquid nitrogen stays inside the vacuum container, which allows the shipper to be designated as a dry vapor shipper meeting IATA requirements. Biological or pharmaceutical specimens are stored in a specimen chamber, referred to as a “well” inside the container and refrigeration is provided by gas evolving from the liquid nitrogen entrapped within the proprietary retention system. Specimens that may be transported using our cryogenic shipper include: live cells, scientific or pharmaceutical commodities such as cancer therapies, vaccines, diagnostic materials, semen, eggs, embryos, infectious substances, and other commodities that require continuous exposure to cryogenic temperatures, i.e., temperatures below minus 150° Celsius.

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

We currently offer four sizes of dry vapor shippers, the Cryoport Express® Standard Shipper with a storage capacity of up to 75 2.0 ml vials, the Cryoport Express® High Volume Shipper, which has a storage capacity of up to 500 2.0 ml vials, and the Cryoport Express® CXVC1 Shipper, which has a storage capacity of up to 1,500 2.0 ml vials, and the CryoMax™, which has a capacity of 36,400 2.0 ml vials. Our Cryoport Express® Shippers are composed of an aluminum (aircraft-grade) dewar flask, containing a well for holding the high value biological or other materials in its inner chamber and our proprietary retention foam that absorbs the liquid nitrogen placed in the shipper to provide it with its extreme cold temperature. The dewar flask is vacuum insulated to limit the transmission of heat from outside the flask to the liquid nitrogen captured within the absorption foam and the well.

Cryoport Express® Standard Shippers

Cryoport Express® Standard Shippers are lightweight, low-cost and include re-usable dry vapor liquid nitrogen storage containers (vacuum flask tank) that, we believe, combine the best features of life sciences packaging, cryogenics science and vacuum insulation technology. A Cryoport Express® Standard Shipper is composed of an aluminum metallic dewar flask, with a well for holding the biological material in the inner chamber. The dewar vessel is a device in which the conduction, convection and radiation of heat are reduced as much as possible giving it the capability of maintaining its contents at a near-constant temperature over relatively long periods of time. The inner chamber of the shipper is surrounded by a high surface, low-density material which retains the liquid nitrogen in-situ by absorption, adsorption, and surface tension. Absorption is defined as the taking up of matter in bulk by other matter, as in the dissolving of a gas by a liquid, whereas adsorption is the surface retention of solid, liquid or gas molecules, atoms or ions by a solid or liquid. This material absorbs liquid nitrogen several times faster than currently used materials, while providing the shipper with a hold time and capacity to transport biological materials safely and conveniently. The specimen-holding chamber has a primary cap to enclose the specimens/commodities, and a removable and replaceable secondary cap to further enclose the specimen/commodity-holding container and to contain the liquid nitrogen dry vapor. The entire dewar vessel is then wrapped in a plurality of insulating and cushioning materials and placed in a disposable outer packaging made of recyclable material. The Cryoport Express® Standard Shippers has a storage capacity of up to 75 2.0 ml vials.

Cryoport Express® High Volume Shippers

Cryoport Express® High Volume Shipper also uses a dry vapor liquid nitrogen (LN2) technology to maintain minus 150° Celsius temperatures with a dynamic shipping endurance of 10 days or more. The Cryoport Express® High Volume Shipper is based on the same dry vapor technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The high volume dry shipper is reusable and recyclable, making it a highly sustainable and cost-effective method of transporting life science materials. The Cryoport Express® High Volume Shipper has a storage capacity of up to 500 2.0 ml vials.

Cryoport Express® CXVC1 Shippers

Cryoport Express® CXVC1 Shipper can be used either as a dry vapor shipper or a liquid shipper. It is designed to focus on vaccine ampoules or cryovial shipments in canisters. In the case of dry vapor liquid nitrogen (LN2), it maintains minus 150°C temperatures with a dynamic shipping endurance of 20 days. In the case of liquid nitrogen (LN2), it maintains minus 150°C temperatures with a shipping endurance of 72 days. The Cryoport Express® CXVC1 Shipper, in dry vapor form, is based on the same technology as Cryoport’s original standard dry shipper and utilizes an absorbent material to hold LN2, thus providing the extended endurance time and IATA validation as a non-hazardous shipping container. The Cryoport Express® CXVC1 Shipper, in liquid form, is a ‘wet’ dewar with all the characteristics attendant to a wet dewar and with a holding time of 72 days. The Cryoport Express® CXVC1 Shipper is reusable and recyclable, making it a highly sustainable and cost-effective method of transporting life science materials. As a point of reference, the Cryoport Express® CXVC1 Shipper has a storage capacity of up to 1,500 2.0 ml vials.

Cryoport Express® CryoMax™ Shippers

The recently introduced Cryoport Express® CryoMax™ Shippers are our largest palletized dry shipper with large sample capacity for lab moves and other high-volume transfers. This solution includes Cryoport’s state-of-the art SmartPak II™ Condition Monitoring System to track and record the critical attributes of the shipment. The Cryoport Express® CryoMax™ Shipper can be easily moved with a pallet jack or forklift, can be transported by air, and has a storage capacity of up to 36,400 2.0 ml vials.

Cryoport Express™ C3™ Shippers

Cryoport Express® C3™ Shippers are designed to maintain a controlled temperature range of 2°-8°C for up to 96 hours under dynamic shipping conditions. These reusable shippers are offered as part of our Cryoport. Certified. Cool. or C3TM Solution. It includes our Cryoport’s SmartPak II™ Condition Monitoring System and the CryoportalTM Logistics Management Platform. This solution was introduced to support the growing need in the regenerative therapy market and to enable our clients to utilize our solutions for both, the transportation of leukapheresis and apheresis blood products as well as the manufactured autologous cellular-based immunotherapies.

Cryoport Shipper Summary

We believe Cryoport Express® Solutions are the most advanced and most cost-effective logistics solutions available in the life sciences industry and satisfy client needs and scientific and regulatory requirements relating to the shipment of time- and temperature-critical, frozen and refrigerated transport of biological materials, such as stem cells, cell lines, pharmaceutical clinical trial samples, gene biotechnology, infectious materials handling, animal and human reproduction markets. Due to our proprietary technology, innovative design and systems, our shippers are less prone to losing critical functional hold time than the competing products.

Cryoport Express® SmartPak II™ Condition Monitoring System

Condition monitoring is a high-value feature from our clients’ perspective as it is an effective and reliable method to determine that the shipment materials were not damaged and did not experience degradation during shipment due to temperature fluctuations. Our SmartPak II™ Condition Monitoring System is designed to track the key aspects of each shipment that could affect the quality and/or timing of delivery of the commodity/product to its intended destination. This includes real-time tracking using GPS, cellular and Wi-Fi technologies, monitoring of internal and external temperatures, humidity, pressure, shock, orientation of the shipper, as well as light, as a measure of security breaches, compromised packaging or shipper openings during transit. Our temperature sensors are positioned within our Cryoport Express® Shippers to record the most accurate readings. The resultant temperature mapping includes both the temperature inside the chamber (which is closest to the actual biomaterial) and the external temperature. Our advanced SmartPak II™ Condition Monitoring System is engineered to work in tandem with our Cryoportal™ Logistics Management Platform, enabling predictive and proactive monitoring of materials shipped. The data collected and resulting analytics, combined with the mapping of shipment check-in points, provide a holistic view of the complete shipping process. At the client’s election, shipments can have a full chain-of-custody and chain-of- condition with data monitoring, analysis, archival storage available for every shipment.

Chain-of-Condition and Chain-of-Custody

Chain-of-Condition information is essential for many life sciences customers. Our monitoring services are provided by our SmartPak IITM Condition Monitoring System, which provides data on the condition of our Cryoport Express® Shipper and the conditions in which commodities/products are being shipped, which is critical for temperature-sensitive biologics. The Cryoportal™ Logistics Management Platform acts as the data repository for all shipment and condition information. Our customers can access their information via the Cryoportal™ Logistics Management Platform through an Internet connection. Chain–of-condition service provided via Cryoport Express® SmartPak Condition Monitoring Systems is available at the client’s election. With the assistance of an overlay on carrier check-ins and our algorithms, our SmartPak IITM Condition Monitoring System supplies a data monitor that reports chain-of-custody information, which is another essential information element required for temperature-sensitive biologics.

Cryoport Express® Analytics

Cryoport Express® Analytics information is captured by the Cryoportal™ Logistics Management Platform to provide us and our clients access to important information from the shipments, which and assist in the management of our clients’ shipping. We use anonymized information to support planning for future features of our solutions offering. Analytics is a term used by IT professionals to refer to performance benchmarks or KPI’s that management utilizes to measure performance against desired standards. Examples for analytics tracked through the Cryoportal™ include time-based metrics for order processing time and on-time deliveries by our shipping partners, as well as profiling shipping lanes to determine average transit times and predicting potential shipping exceptions based on historical metrics. Our analytics are utilized internally to proactively improve our client services and develop new offerings. Cryoport Express® Analytics information is also used by Cryoport Consulting to support some of its work.

Quality by Design Logistics

Quality by Design (“QbD”) is a concept that has become mainstream in the pharmaceutical manufacturing space in recent years. QbD is a science and risk-based approach to quality that identifies, measures, and defines the critical processes that impact quality and provides a pathway to introduce quality and risk management into the design process. The process begins with a Target Product Profile (“TPP”) that describes the intended use, safety, and efficacy parameters of the product. Critical Quality Attributes (“CQA’s”) such as equipment hold time, nitrogen evaporation rate (for dry vapor liquid nitrogen shippers), and orientation for example are then identified based on the TPP. By understanding the design space (the sum total of all variability) and control space (the sum total of all acceptable variability) CQA’s can then be utilized to produce a process supporting the TPP providing enhanced process controls. As our Quality Assurance Program continues to evolve, key elements of QbD will be incorporated throughout company processes, making Cryoport unique in the logistics space in its support of its clinical and commercial distribution clients and partners.

SafePak and SafePak XL

Cryoport provides proprietary biological material holders called SafePak and SafePak XL, which are made up of a containment bag used in connection with the shipment of goods using Cryoport Express® Shippers. For example, up to 75 cryovials (polypropylene vials with high-density polyethylene closures), set on aluminum canes, are placed into the SafePak, which is designed to contain the entire contents of all the vials in the event of leakage or breakage of a vial. . This SafePak is then placed, securely and safely, into the well of the Cryoport Express® Shipper. Both the SafePak and SafePak XL are made of Tyvek and provide a leak proof microbial barrier and reduce risk of any cross contamination.

Logistics Expertise, Consulting and Support

Cryoport’s client services professionals provide 24/7/365 live logistics and monitoring services with specialized knowledge in the domestic and global logistics of life sciences material requiring controlled temperatures. Cryoport logistics professionals have validated shipping lanes in and out of well over 100 countries to date to ensure shipments maintain temperatures and arrive securely and on time.

The Cryoport Consulting Division provides consulting services to assist life sciences companies in developing strategies for global cold chain logistics management and contingency options to protect their valuable, and often irreplaceable, biological commodities. The Cryoport Consulting Division addresses the demand created by the worldwide advances in cellular based therapies, including immunotherapies, stem cells and CAR T-cells. Cell-based immunotherapies are driving broad shifts and challenges for the life sciences industry, including how to obtain, properly store and carefully transport the growing number of new, individualized, temperature sensitive therapies. Improper temperature maintenance or temperature excursions during any portion of a logistics cycle can adversely affect the viability of these biologically based commodities. Consequently, strategic, global logistics planning for cryogenic cold chain solutions has taken on a strategic importance to the life sciences industry and a rapidly growing demand for consulting expertise.

 Other Development Activities

We are continuing our research, engineering and development efforts to further refine our current technology and development of new technology applications as well as explore opportunities with partners to offer complementary packaging solutions for temperature-controlled logistics. We also continue to further expand the functionality of our Cryoportal™ Logistics Management Platform to ensure a highest level of effectiveness and efficiency in the temperature-controlled logistics process and to allow for intelligent and easy data monitoring and analysis.

Government Regulation

We are subject to numerous federal, state and local laws and laws of global jurisdictions relating to matters regarding shipments, customs, import, safe working conditions, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

The shipping of biologic products, biologic commodities, diagnostic specimens, infectious substances and dangerous goods, whether via air or ground, falls under the jurisdiction of many state, federal and international agencies. The quality of the packaging that protects a product or biologic commodity determines whether or not it will arrive at its destination in a satisfactory condition. Currently the most stringent regulations we are subject to are the dangerous goods regulations. Many of the regulations for transporting dangerous goods in the United States are determined by international rules formulated under the auspices of the United Nations. Dangerous goods are usually one-time shipments and are not a part of our regular recyclable Cryoport Express™ service. When we ship dangerous goods, we follow strict and stringent guidelines.

The International Civil Aviation Organization (“ICAO”) is the United Nations organization that develops regulations (Technical Instructions) for the safe transport of dangerous goods by air. If shipment is by air, compliance with the rules established by International Air Transport Association (“IATA”) is required. IATA is a trade association made up of airlines and air cargo couriers that publishes annual editions of the IATA Dangerous Goods Regulations. These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices. Additionally, the Centers for Disease Control (“CDC”) has regulations (published in the Code of Federal Regulations) for interstate shipping of specimens.

Our Cryoport Express® Shippers meet Packing Instructions 602 and/or 650 and are certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the Cryoport SmartPak Condition Monitoring Systems will likely be subject to regulation by the Federal Aviation Administration (“FAA”), Federal Communications Commission (“FCC”), Food and Drug Administration (“FDA”), IATA and possibly other agencies which may be difficult to determine on a global basis.

Manufacturing and Raw Materials

Manufacturing. We source components for our Cryoport Express® Shippers from multiple suppliers that are manufactured to our engineering and specifications using our proprietary technology and know-how to mitigate supply chain risks. We also use “of the shelf” products, which we may modify to meet our requirements. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may or may not be accomplished immediately. Should this occur, we endeavor to mitigate risk by an increase in our inventory level to cover our total forecasted demand giving us time to further mitigate service risk as we secure additional qualified suppliers. Some of our Cryoport Express® Shippers also use components that were formerly manufactured in-house and that are now outsourced. The central electronic device used in our condition monitoring systems, the Smart Pak IITM, have been acquired from single sources with calibration done by an independent third party.

Our vendor/partner relationships allow us to concentrate on further advancing and expanding our cold chain logistics solutions to meet the growing and varied demands for validated temperature-controlled logistics solutions in the life sciences industry market. We think our current supply structure provides us the opportunity to rapidly scale to support our client’s commercialization activities; however, we continue to work to improve our current supply chain and to continue to mitigate risks therein.

Raw Materials. Various common raw materials are used in the manufacture of our shippers and in the development of our technologies. These raw materials are generally available from several alternate distributors and manufacturers. We have not experienced any significant difficulty in obtaining these raw materials and, generally, we do not consider raw material availability to be a significant factor in our business.

Patents and Proprietary Rights

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We currently own four registered U.S. trademarks and have twenty-two additional trademark applications pending in the U.S. and foreign countries. Five of the pending trademarks are filed under the Madrid Protocol and designate Japan, Australia, Singapore, and the European Union. Our trademarks generally protect the names of our company, products, and key service brands.

We currently own four issued U.S. and foreign patents and three pending U.S. patent applications as described in the table below. These patents and patent applications are generally directed at our shipping containers, parts related thereto, and systems and methods for cryogenic shipping. These issued and pending patents include:

Country	Patent/Application No.	Issued
U.S.	6,467,642	October 22, 2002
U.S.	6,119,465	September 19, 2000
U.S.	6,539,726	April 1, 2003
Japan	JP2002 0554433	May 18, 2007
U.S.	14/589,768	January 15, 2015
U.S.	15/841,170	December 13, 2017
U.S.	15/865,589	January 9, 2018

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

We also rely on trade secret protection of our intellectual property. We attempt to protect trade secrets by entering into confidentiality agreements with employees, consultants and third parties, although, in the past, we have not always obtained such agreements. It is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, our trade secrets could be disclosed to our competitors. Despite the measures we have taken to protect our intellectual property, parties to such agreements may breach confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competitive technologies, or reverse engineer our trade secrets or other technology. Therefore, the measures we are taking to protect our proprietary technology may not be adequate.

Customers and Distribution

As a result of growing globalization, including such areas as biologics, biopharma, biotechnology, clinical trials, distribution of biopharmaceutical products and reproductive medicine, the requirement for effective and reliable solutions for keeping clinical samples, pharmaceutical products and other specimen at controlled temperatures takes on added significance due to more complex shipping routes, extended shipping times, custom delays and general logistics challenges. Today, many such specimens are traditionally shipped in Styrofoam, cardboard insulated containers packed with dry ice, gel/freezer packs or a combination thereof. The current dry ice solutions have limitations that severely limit their effective use for both short and long-distances (e.g., international). Conventional dry ice shipments often require labor-intensive “re-icing” operations resulting in higher labor and shipping costs.

We believe our Cryoport Express® Shippers, our SmartPak II™ Condition Monitoring Systems, the Cryoportal™ Logistics Management Platform and our logistics expertise enable us to be well positioned to take advantage of the growing demand for effective and efficient international transport of temperature sensitive life sciences commodities/materials resulting from continued globalization, which is a notable trend within the life sciences and biotechnology industries.

We provide domestic shipping solutions in situations where specimens must be kept at controlled temperatures and in regions where there is a high priority placed on maintaining the integrity of materials shipped at these temperatures. This is especially the case for the new therapies being developed in the regenerative medicine market, such as CAR-T cell therapies, that require cryogenic temperatures in order to maintain efficacy.

No single customer generated over 10% of net revenues during the year ended December 31, 2017 and nine months ended December 31, 2016.

Our geographical revenues, by origin, for the year ended December 31, 2017 were as follows:

Americas	89.0%
Europe, Middle East and Africa (EMEA)	8.1%
Asia Pacific (APAC)	3.0%

Pharmaceutical Clinical Trials. Every United States based pharmaceutical company developing a new drug must seek drug development protocol approval by the Food and Drug Administration (“FDA”). These clinical trials are to test the safety and efficacy of the potential new drug/therapy among other things. A significant amount of clinical trial activity is managed by a number of large Clinical Research Organizations (“CROs”).

In connection with the clinical trials, due to globalization, companies can enroll patients from all over the world and may need to regularly submit a blood or other specimen at the local hospital, doctor’s office or laboratory. These samples are then sent to specified testing laboratories, which may be local or in another country. The testing laboratories will typically set the requirements for the storage and shipment of blood specimens. In addition, drugs used by the patients may require frozen shipping to the sites of the clinical trials. While both domestic and international shipping of these specimens may be accomplished using dry ice today, international shipments especially present several problems, as dry ice, under the best of circumstances, can only provide freezing for one to two days in the absence of re-icing (which is quite costly). Because shipments of packages internationally can take longer than one to two days or be delayed due to flight cancellations, incorrect destinations, labor problems, ground logistics, customs delays and safety reasons, dry ice is not always a reliable and/or cost-effective option. Clinical trial specimens are often irreplaceable because each one represents clinical data at a prescribed point in time, in a series of specimens on a given patient, who may be participating in a trial for years. Sample integrity during the shipping process is vital to retaining the maximum number of patients in each trial. Our shippers are ideally suited for this market, as our longer hold time ensures that specimens can be sent over long distances with minimal concern that they will arrive in a condition that will cause their exclusion from the trial. There are also many instances in domestic shipments where Cryoport Express® Shippers will provide higher reliability and be cost effective.

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

In February 2013, we began providing comprehensive logistics management services for the lead poultry vaccine distribution of Zoetis, Inc. In October 2013, Zoetis engaged us to manage distribution of an additional vaccine.

Fertility Clinics and In Vitro Fertilization (“IVF”). Maintaining cryogenic temperatures during shipping and transfer of in vitro fertilization specimens like eggs, sperm, or embryos is critical for cell integrity in order to retain viability, stabilize the cells, and ensure reproducible results and successful IVF treatment. There are approximately 3,300 fertility clinics worldwide. Cryoport anticipates that this market will continue to grow; in the United States alone, in 2016, the total fertility market is reported to have grown to more than $4.0 billion with over 1.3 million women seeking treatment each year. In the worldwide market, it is reported that there are more than one billion IVF cycles per year, growing slightly faster than the total overall population.

Sales and Marketing

We currently have a sales and marketing team of fourteen employees led by our Chief Commercial Officer that drive our business development, program management, consulting and marketing activities. Given the global nature of our business, we plan to continue to broaden our sales and marketing reach in the all corners of the world with emphasis on the Americas, Europe and Asia Pacific. We plan to hire additional sales and marketing personnel globally and implement marketing initiatives intended to increase awareness of the Cryoport and its advanced temperature-controlled solutions serving the life sciences industry.

Industry and Competition

Our products and services are sold into a rapidly growing segment of the logistics industry focused on the temperature sensitive packaging and shipping of biological materials. Expenditures for “value added” packaging for frozen transport have been increasing for the past several years and, due in part to the advancements in biology and continued globalization, are expected to continue to increase even more in the future as more domestic and international biotechnology firms introduce pharmaceutical products that require continuous refrigeration at cryogenic temperatures. This principle also applies to the animal health and reproductive medicine markets. We believe these advances will require a greater dependence on passively controlled temperature transport systems (i.e., systems having no external power source). In addition, we expect that industry standards and regulations will be introduced globally, requiring more comprehensive tracking and validation of shipping temperatures.

We believe that advancements and growth in the following markets has resulted in the need for increased reliability, efficiencies and greater flexibility in the temperature sensitive segment of the life sciences logistics market:

•	biopharmaceuticals

•	cell-based therapies

•	gene therapy

•	stem cell technology

•	cell lines

•	vaccines

•	biopharmaceutical product distribution

•	clinical trials, including transport of tissue culture samples

•	diagnostic specimens

•	infectious sample materials

•	inter/intra-laboratory diagnostic testing

•	temperature-sensitive specimens

•	biological samples, in general

•	environmental sampling

•	IVF

•	animal health and husbandry

Cryoport Express™ Shippers (Liquid Nitrogen Dry Vapor) compared to Dry Ice Shipments

One problem faced by many companies operating in these specialized markets is the limited number of cryogenic shipping systems serving their needs. The currently adopted protocol and the most common method for packaging frozen transport in these industries is the use of solid-state carbon dioxide (dry ice). Dry ice is and has been used extensively in shipping to maintain a frozen state for a period of one to four days. Although dry ice is used in the transport of many biological products, such as pharmaceuticals, laboratory specimens and certain infectious materials, it does not provide sufficient temperature to stop metabolic activity. The common approach to shipping these items via ground freight is to pack the product in a container, such as an expanded polystyrene (Styrofoam) box or a molded polyurethane box, with a variable quantity of dry ice. The box is taped or strapped shut and shipped to its destination with freight charges based on its initial dimensional shipping weight. All dry ice shipping is considered “dangerous goods” shipping, requiring extra packaging steps and adding costs. It also gives off carbon dioxide and sublimates unevenly and in short duration; thereby, creating other environmental problems.

With respect to shipments via specialized courier services, there is no standardized method or device currently in use for the purpose of transporting temperature-sensitive frozen biological specimens as courier services simply provide transport or packaging specified. One common method for courier transport of biological materials is to place frozen specimens, refrigerated specimens and/or ambient specimens into a compartmentalized container, similar in size to a 55-quart Coleman or Igloo cooler. The freezer compartment in the container is loaded with a quantity of dry ice, which is at minus 78° Celsius, while the refrigerated compartment at 8° Celsius utilizes ice substitutes.

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

The use of dry ice and dry ice substitutes, however, regardless of external packaging used, are frequently inadequate because they do not provide low enough storage temperatures and, in the case of dry ice, last for only a few days without re-icing. As a result, companies run the risk of increased costs due to lost specimens and additional shipping charges due to the need to re-ice.

Some of the other disadvantages to using dry ice for shipping or transporting temperature sensitive products are as follows:

•	availability of a dry ice source

•	handling and storage of the dry ice

•	cost of the dry ice

•	compliance with local, state and federal regulations relating to the storage and use of dry ice

•	dangerous goods shipping regulations

•	weight of containers when packed with dry ice

•	impact of dry ice sublimation on PH levels of the materials being shipped

•	securing a shipping container with a high enough R-value (which is a measure of thermal resistance) to hold the dry ice and product for the required time period

•	securing a shipping container that meets the requirements of IATA, the Department of Transportation (“DOT”), the CDC, and other regulatory agencies

•	emission of greenhouse gases (primarily carbon dioxide) into the environment, and

•	release of carbonic acid that may affect commodities being shipped

Due to the limitations of dry ice, specimens that require frozen shipping are more securely shipped at true cryogenic temperatures using a service such as liquid nitrogen dry vapor shippers (such as Cryoport Express™ Shippers), or liquid nitrogen dewars where the specimen is kept over actual liquid nitrogen. However, liquid nitrogen is classified as “hazardous” by the International Air Transport Association (“IATA”), must be secured to a pallet and has many other pitfalls, primarily in safety and expense.

Cryoport Express™ Shippers (Liquid Nitrogen Dry Vapor) compared to Liquid Nitrogen Dewars/Tanks

There are distinct disadvantages when using liquid nitrogen for shipping compared to the dry vapor liquid nitrogen used in Cryoport Express™ Shippers. Liquid nitrogen dewars/tanks are classified as dangerous goods by IATA and cannot be shipped as parcel. In addition, if the dewar used for shipment is returned, the liquid nitrogen must be disposed of prior to returning the dewar/tank to its origin. These issues add additional procedural steps and costs to the shipment. In addition, there is a risk of liquid nitrogen leakage if the dewar/tank tips to the side during transport, which can cause damage, bodily injury and could compromise the specimen being shipped. Due to the use of our proprietary technology, our Cryoport Express™ Shippers are not prone to leakage when on their side or inverted, thereby protecting the integrity of our Cryoport Express™ Shipper’s hold time and being safe for handling and shipping as a parcel or regular freight.

While both liquid nitrogen dry vapor and liquid nitrogen shippers provide solutions to the issues encountered when shipping with dry ice, liquid nitrogen shippers have additional draw backs. For example, a liquid nitrogen shipper typically can cost up to $4,000 per unit, which can substantially limit their use for the transport of many common biologics, particularly with respect to small quantities such as is the case when shipments are point of care drug deliveries. Because of the initial cost and limited production of these containers, they are designed to be reusable. However, the cost of returning these containers can be significant, particularly in international markets, because most applications require only one-way shipping. The logistics support of cryogenic shippers requires more sophisticated logistics management and discipline to ensure shippers are returned and recycled, especially for international shipments, which many companies do not have in place.

Cryoport’s solutions are comprehensive and integrated for maximum reliability, economy and total effectiveness. Cryoport’s total logistics solution enables life sciences companies to utilize the superior liquid nitrogen dry vapor technology without having to make capital investments or developing in-house logistics expertise and systems by offering a complete solution, which includes the cloud-based CryoportalTM logistics management platform, the SmartPak Condition Monitoring systems and our 24/7/365 logistics support. Cryoport allows the clients to outsource logistics and focus on its core competencies while maintaining visibility of all logistics related information.

Within our intended biotechnology and life sciences markets for Cryoport Express® Shippers, there is limited known direct competition. We compete with liquid nitrogen and dry ice solutions effectively byuse of the improved and integrated hardware and software technology in our products including our comprehensive logistics management software and through the use of our service enabled business model. The Cryoport Express® Solution provides a simple and cost-effective solution for the frozen or cryogenic transport of biotech and life sciences materials. The CryoportalTM assists with the management, scheduling and shipping of the Cryoport Express® Shippers, removing the burdens associated with other methods.

Traditional dry ice shippers and liquid nitrogen tank suppliers, such as MVE/Chart Industries, Worthington Industries’ CryoScience by Taylor Wharton, and Air Liquide, offer various models of dry vapor liquid nitrogen shippers that are not as cost efficient for multi-use and multi-shipment purposes due to their significantly greater unit costs and unit weight (which may substantially increase the shipping cost). On the other hand, they are more established and have larger organizations and have greater financial, operational, sales and marketing resources, have a broader manufactured product offering of other liquid nitrogen products and more experience in research and development than we do.

Factors that we believe give us a competitive advantage are attributable to our management systems, software and shipping containers, which allow our shipper to retain liquid nitrogen when placed in non-upright positions, the overall “leak-proofness” of our package which determines compliance with shipping regulations, the overall weight and volume of the package which determines shipping costs, and our business model represented by the merged integration of our shipper with CryoportalTM and SmartPak™ II Condition Monitoring System into a seamless shipping, tracking and monitoring solution.

Other companies that offer potentially competitive products include Industrial Insulation Systems, which offers cryogenic transport units and has partnered with Marathon Products Inc., a manufacturer and global supplier of wireless temperature data collecting devices used for documenting environmentally sensitive products through the cold chain, and Kodiak Thermal Technologies, Inc. which offers, among other containers, a repeat use active-cool container that uses free piston stirling cycle technology. While not having their own shipping devices, BioStorage Technologies is potentially a competitive company through their management services offered for cold-chain logistics and long-term biomaterial storage. Cryogena offers a single use disposable LN2 shipper with better performance than dry ice, but it does not perform as well and is not as cost-effective as the Cryoport solution when all costs are considered. In addition, BioMatrica, Inc. is developing and offering technology that stabilizes biological samples and research materials at room temperature. They presently offer these technologies primarily to research and academic institutions; however, their technology may eventually enter the broader cold-chain market. Fisher BioServices, part of Thermo Fisher Scientific, provides cell therapy logistics services, maintaining cold chain from manufacturer to patient bedside.  They provide customized solutions in bio specimen collection kits, bio specimen shipping, lab processing, biobanking and clinical trial support services.

Engineering and Development

Our research, development and engineering efforts are focused on continually investigating new technologies that can improve our services and improving the features of our Cryoport Express® Solutions, which includes our cloud-based CryoportalTM, Cryoport Express® Shippers, secondary packaging solutions and our SmartPak II™ Condition Monitoring System. These efforts are expected to lead to the introduction of additional features, including shippers of varying sizes and for various temperature ranges, based on market requirements, further advanced informatics and improved monitoring systems. We are continuously researching alternative and new technologies, lower cost materials, utilization of higher volume assembly methods, enabling technologies, etc. that will make it practical to provide a wider range of Cryoport Express™ Solutions.

Alternative technologies to liquid nitrogen in dry vapor form, alternative materials and/or new information and communication technologies may be used to expand our potential market for our Cryoport Express™ Solutions. Our engineering and development expenditures for the years ended December 31, 2017 and 2016 were $1.2 million and $598,100, respectively, with a large portion being spent on software.

Cryoport’s Quality Assurance Program

Cryoport’s Quality System was established using ISO 9001:2008 (Quality management systems – Requirements) as a foundation, along with a structure of procedures and instructions based upon strong operational practices of checks and balances. This system ensures proper controls from the initial contract, through processing and shipping, to proper monitoring and data collection, to successful completion of the order.

As Cryoport continues to grow, the overall Quality Management System is being transitioned to ISO 9001:2015. In addition, the Quality Management System will be enhanced and integrated with GxP elements (i.e. Good Distribution Practices) that are applicable to Cold Chain Logistics, to meet and/or exceed customer requirements.

This revised system will further integrate additional elements of Cryoport’s Business Processes, Risk Management, Design Controls, and Leadership Commitment to the quality management system.

Employees

The efforts of our employees are critical to our success. We believe that we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of March 1, 2018, we had fifty-seven employees and consultants: forty-six full-time, one part-time, seven temporary and three consultants.

Corporate History and Structure

We are a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 200,901 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, and subsequently reorganized into a California corporation on December 11, 2000, remains the operating company under Cryoport, Inc. Our principal executive offices are located at 17305 Daimler Street, Irvine, CA 92614. The telephone number of our principal executive offices is (949) 470-2300, and our main corporate website is www.cryoport.com. The information on or that can be accessed through our website is not part of this Form 10-K.

The Company became public by a reverse merger with a shell company in May 2005. Over time the Company has transitioned from being a development company to a fully operational public company, providing temperature-controlled logistics solutions to the life sciences industry globally.

ITEM 1A.	RISK FACTORS

Risks Related to Our Financial Condition

We have incurred significant losses to date and may continue to incur losses.

We have incurred net losses in each fiscal year since we commenced operations. The following table represents net losses incurred for each of our last two reporting periods:

Net Loss
Year Ended December 31, 2017	$7,899,000
Nine Months Ended December 31, 2016	$10,403,000

As of December 31, 2017, we had an accumulated deficit of $131.4 million. In order to achieve and sustain revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

We could need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan.

To remain competitive, we must continue to make significant investments in the development of our solutions, the expansion of our sales and marketing activities, and the expansion of our global logistics operations infrastructure as we increase sales domestically and internationally. If cash generated from our operations is insufficient to fund such growth, we could be required to raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our common stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We could not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures. The following factors, among others, could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in the markets we serve;

•	the perception of our business in the capital markets;

•	our financial condition; and

•	our business prospects.

If we are unable to obtain sufficient capital in the future, we could have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net revenue, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, or reduced manufacturing efficiencies and could have a material adverse effect on our business, financial condition, and results of operations.

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

If we fail to produce enough shippers at our own manufacturing facility or at a third-party manufacturing facility, or if we fail to complete our shipper recycling processes as planned, we may be unable to deliver shippers to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently acquire various component parts for our shippers from various independent manufacturers in the United States. We would likely experience significant delays or cessation in producing our shippers if a labor strike, natural disaster or other supply disruption were to occur at any of our main suppliers. If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing our shippers. In addition, because we depend (in part) on third party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability. To date, we have not experienced any material delay that has adversely impacted our operations. As our business develops it becomes more likely that such problems could arise.

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

Our policy is to seek to protect our proprietary position by, among other methods, filing United States patent applications related to our technology, inventions and improvements that are important to the development of our business. We have four issued U.S. patents and three pending U.S. patent application all relating to various aspects of our solutions and services. Our patents or patent application may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

Our Cryoportal™ software platform may be subject to intentional disruption that could adversely impact our reputation and future revenues and we may be required to increase our spending on data and system security.

We have implemented our Cryoportal™ software platform which is used by our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of significant amounts of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Although we believe we have sufficient controls in place to prevent intentional disruptions, we could be a target of cyber-attacks specifically designed to impede the performance of the Cryoportal™ software platform. Similarly, experienced computer programmers may attempt to penetrate our Cryoportal™ software platform in an effort to search for and misappropriate proprietary or confidential information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. We do not have cyber security insurance and we may incur significant costs in the event of a successful cyber-attack against us. Our activities could be adversely affected and our reputation, brand and future sales could be harmed if such intentionally disruptive efforts were successful. Additionally, an actual or alleged failure to comply with applicable United States or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite our best efforts, we are not fully insulated from data breaches and system disruptions.

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

As of March 1, 2018, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 2,864,139 shares of common stock (without regard to beneficial ownership limitations contained in certain warrants) assuming their exercise of all outstanding warrants and options that are exercisable within 60 days of March 1, 2018 or approximately 9.6% of our outstanding common stock. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

The sale of substantial shares of our common stock may depress our stock price.

As of March 1, 2018, there were 27,339,977 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. We could also issue up to an additional 10,095,649 shares of our common stock including 3,433,632 shares to be issued upon the exercise of outstanding warrants and 6,662,017 shares upon exercise of outstanding options or reserved for future issuance under our stock incentive plans, as of March 1, 2018.

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

Our current cash and cash equivalents and anticipated cash flow from operations may be insufficient to meet our cash needs. We may require additional cash resources to fund our operations and may require additional funds in the future due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. The sale of additional equity securities, or debt securities convertible into equity securities, could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

While warrants to purchase our common stock are outstanding, it may be more difficult to raise additional equity capital.

As of March 1, 2018, we have outstanding options and warrants for the purchase of up to 10,095,649 shares of our common stock, including 3,433,632 shares to be issued upon the exercise of outstanding warrants and 6,662,017 shares upon exercise of outstanding options or reserved for future issuance under our stock incentive plans. We may find it more difficult to raise additional equity capital while some or all of these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may not be able to obtain financing on favorable terms, or at all. If we are unable to obtain financing, our business, results of operations, or financial condition could be materially and adversely affected, and we could be forced to curtail or cease operations.

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. In addition, our independent registered public accounting firm is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. In future years, if we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline, and we could be subject to regulatory sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

As described in Item 9A of this Form 10-K, no material weaknesses were identified and we determined that our internal control over financial reporting was effective as of December 31, 2017.

However, any failure to maintain such internal controls, to timely complete our evaluation of our internal controls, assessment, or to obtain our independent registered public accounting firm’s timely attestation on the effectiveness of our internal controls in the future could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We do not own real property. We currently lease a facility, with approximately 27,600 square feet of corporate, engineering and development, and warehouse facilities, located in Irvine, California under an operating lease expiring February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease 8,100 square feet of warehouse facilities in Livingston, New Jersey under an operating lease expiring December 31, 2024, subject to our option to extend the lease for an additional five-year period. The initial base rent is approximately $7,600 per month. The lease agreements contain certain scheduled rent increases, which are accounted for on a straight-line basis.

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

ITEM 4.  Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of March 1, 2018 there were 27,339,977 shares of common stock outstanding and 335 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Market Information

The Company’s common stock is currently listed on the NASDAQ Capital Market and is traded under the symbol “CYRX.”  The quarterly high and low reported closing sale prices for our common stock as quoted on the OTCQB or the high and low closing sales prices on the NASDAQ Capital Market, as applicable, for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2017:
Fourth Quarter Ended December 31, 2017	$8.59	$6.07
Third Quarter Ended September 31, 2017	$10.21	$4.78
Second Quarter Ended June 30, 2017	$4.92	$2.11
First Quarter Ended March 31, 2017	$3.91	$2.01

Transition Period ended December 31, 2016:
Third Quarter Ended December 31, 2016	$3.49	$1.83
Second Quarter Ended September 30, 2016	$2.27	$1.97
First Quarter Ended June 30, 2016	$2.92	$1.51

Dividends

No dividends on common stock have been declared or paid by the Company. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

None

Issuer Purchases of Equity Securities

None.

ITEM 6.  Selected Financial Data

The following selected financial data for the years ended March 31, 2014 through March 31, 2016, the nine months ended December 31, 2016 and the year ended December 31, 2017 have been derived from audited consolidated financial statements of the Company. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

Statement of Operations Data:

	Year Ended December 31,	Nine Months Ended December 31,	Years Ended March 31,
	2017	2016	2016	2015	2014

Revenues	$11,954	$6,123	$5,882	$3,935	$2,660
Cost of revenues	5,988	3,603	3,992	2,766	2,223
Gross margin	5,966	2,520	1,890	1,169	437

General and administrative	7,421	4,635	5,925	3,497	2,600
Sales and marketing	5,232	3,573	4,156	2,912	2,507
Engineering and development	1,206	454	550	353	409

Loss from operations	(7,893)	(6,142)	(8,741)	(5,593)	(5,078)
Debt conversion expense	—	—	—	—	(13,714)
Interest expense	(15)	(58)	(1,066)	(1,428)	(784)
Change in fair value of derivative liabilities	—	—	—	—	21
Warrant inducement and repricing expense	—	(4,195)	—	—	—
Other income (expense), net	14	(2)	(9)	(4)	(8)
Loss before provision for income taxes	(7,894)	(10,397)	(9,816)	(7,025)	(19,563)
Provision for income taxes	(5)	(6)	(4)	(2)	(2)
Net loss	(7,899)	(10,403)	(9,820)	(7,027)	(19,565)
Preferred stock beneficial conversion charge	—	—	(4,474)	(4,864)	—
Undeclared cumulative preferred dividends	—	—	(763)	(306)	—
Net loss attributable to common stockholders	$(7,899)	$(10,403)	$(15,057)	$(12,197)	$(19,565)
Net loss per share attributable to common stockholders – basic and diluted	$(0.34)	$(0.68)	$(2.05)	$(2.44)	$(4.81)

Balance Sheet Data:

	December 31,		March 31,
	2017	2016	2016	2015	2014

Cash and cash equivalents	$15,042	$4,525	$2,793	$1,405	$370
Working capital (deficit)	15,114	3,865	1,958	(835)	(2,903)
Total assets	20,264	8,112	5,824	2,607	1,710
Convertible notes and accrued interest, net	—	—	—	—	1,622
Long term obligations, less current portion	192	200	554	26	—
Total stockholders’ equity (deficit)	$17,887	$5,680	$3,096	$(416)	$(2,304)

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

General Overview

We provide fully integrated, cold-chain logistics solutions to the life sciences industry through a seamless combination of proprietary packaging, information technology, and specialized cold-chain logistics knowhow. Our solutions integrate “chain-of-condition” and “chain-of-custody” information into a single data stream. Our competencies and capabilities are used to develop solutions that are customized to our client’s requirements. We provide comprehensive and reliable technology-centric alternatives to traditional cold chain distribution/logistics solutions. Our services are utilized for temperature controlled shipping and storage in the life sciences industry; e.g., personalized medicine, cell therapies, CAR-T cells, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to certain ranges of precision controlled temperatures. As part of our services, our technologies provide the ability for us, or our client, to monitor location and other specified critical variables for each shipment in real time, which is recorded and archived for each shipment for scientific, quality assurance and regulatory purposes. This information enables an audit trail that can verify the ‘in shipment’ condition of the life sciences commodity, material, product or therapy being shipped. Included in our tailored solutions, Cryoport’s technology is designed to support clinical trials, Biologics License Applications (BLA), Investigational New Drug Applications and New Drug Application (NDA) with the United States Food and Drug Administration (FDA) as well as commercial distribution.

See the “Business” section in Part I, Item 1 of this Form 10-K for additional information.

Recent Developments

On September 21, 2016, we changed our fiscal year from a fiscal year ending March 31 of each year to a fiscal year ending December 31 of each year, effective as of December 31, 2016. This change resulted in a transition period from April 1, 2016 through December 31, 2016. Accordingly, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section includes the comparison of the results for the 12-month period ended December 31, 2017 to the 12-month unaudited period ended December 31, 2016, and the nine-month transition period from April 1, 2016 through December 31, 2016 to the nine-month unaudited period from April 1, 2015 through December 31, 2015, respectively, and accordingly are not comparing results for a comparable period of time. Amounts included herein for the year ended December 31, 2016 and the nine months ended December 31, 2015 are unaudited.

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

Results of Operations

Results of Operations for Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table summarizes certain information derived from our consolidated statements of operations:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(unaudited)
	($ in 000’s)

Revenues	$11,954	$7,679	$4,275	55.7%
Cost of revenues	(5,988)	(4,578)	(1,410)	30.8%

Gross margin	5,966	3,101	2,865	92.4%
General and administrative expenses	(7,421)	(6,449)	(972)	15.1%
Sales and marketing expenses	(5,232)	(4,820)	(412)	8.6%
Engineering and development expenses	(1,206)	(598)	(608)	101.6%
Interest expense	(15)	(139)	124	(88.7)%
Warrant inducement and repricing expense	—	(4,195)	4,195	(100)%
Other income (expense)	14	(7)	21	(311.8)%
Provision for income taxes	(5)	(6)	1	(9.3)%

Net loss	$(7,899)	$(13,113)	$5,214	(39.8)%

Total revenues

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$9,113	$5,302	$3,811	71.9%
Reproductive medicine	1,706	1,532	174	11.4%
Animal health	1,135	845	290	34.3%

Total revenues	$11,954	$7,679	$4,275	55.7%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $4.3 million or 55.7% to $12.0 million for the year ended December 31, 2017, as compared to $7.7 million for the year ended December 31, 2016. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and frequency of shipments compared to the prior year. Biopharmaceutical revenue increased $3.8 million or 71.9%, to $9.1 million for the year ended December 31, 2017, as compared to $5.3 million for the same period in 2016. During the year ended December 31, 2017, we added approximately 83 new biopharmaceutical clients and, as of December 31, 2017, supported 214 clinical trials, of which 26 trials were in Phase III. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 11.4% for the year ended December 31, 2017, as compared to the same period in 2016. This increase is driven by our activities in the U.S. market, with a 43.8% increase in revenues in the U.S. through continued success of our targeted marketing campaigns, which was partially offset by a 32.5% decrease in revenues in the international markets as a result of regulatory uncertainties. Our revenues from animal health increased 34.3% for the year ended December 31, 2017, as compared to the same period in 2016, primarily driven by the international relocation of cell banks for a new client.

Gross margin and cost of revenues. Gross margin for the year ended December 31, 2017 was 49.9% of revenues, as compared to 40.4% of revenues for the same period in 2016. The increase in gross margin by almost ten percentage points was primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $1.4 million, or 30.8%, to $6.0 million for the year ended December 31, 2017, as compared to the same period in 2016. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $971,600 for the year ended December 31, 2017 or 15.1% as compared to the same period in 2016. This increase is primarily due to an increase in public company related expenses in the amount of $429,600, salaries and associated employee costs of $367,900, stock-based compensation expense of $284,700 including legal fees, legal settlements of $162,700, insurance premiums of $102,800, implementation costs for a new ERP system of $89,000, patent and trademark legal fees of $74,400, travel and lodging expenses of $36,800 and bank charges and fees of $19,400. These increases were partially offset by decreases in depreciation and amortization of $202,400, allocated facility expenses of $172,900, the 2016 disposal of components used to manufacture our shippers in the amount of $121,700 due to our decision to co-develop and outsource the manufacturing of our shippers that was not incurred in 2017, a decrease of $33,500 for estimated bad debt, and a decrease in moving expenses incurred in 2016 of $10,000.

Sales and marketing expenses. Sales and marketing expenses increased $412,200 or 8.6% for the year ended December 31, 2017 as compared to the same period in 2016. This increase is primarily due to salaries and associated employee costs of $522,600, stock-based compensation expense of $95,700, facility expenses of $73,900, travel and lodging expense of $62,700, implementation costs for a new ERP system of $57,800, and marketing trade shows of $18,200. This increase was partially offset by a reduction in outsourced marketing consulting of $448,900 as a result of bringing this function in-house.

Engineering and development expenses. Engineering and development expenses increased $607,600 or 101.6% for the year ended December 31, 2017, as compared to the same period in 2016. The increase is primarily due to $303,700 in wages and associated employee costs to add a software development product manager, senior engineer and Chief Technology Officer, $210,900 in testing expenses, facility expenses of $133,900 and an increase in stock-based compensation of $79,000. These increases were partially offset by a reduction of $148,100 in web portal expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. During the year ended December 31, 2017, we made significant progress in developing the next generation of our CryoportalTM logistics management platform. We also tested and upgraded the firmware and software of our SmartPak II™ Condition Monitoring System that tracks the key aspects of each shipment that could affect the quality and/or timing of delivery of the commodities shipped to its intended destination.  We also incurred costs to design and validate additional new primary and secondary packaging solutions and accessories in response to requests from our customers. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense decreased $123,700, or 88.7%, for the year ended December 31, 2017, as compared to the same period in 2016. Interest expense for the year ended December 31, 2017 included amortization of the debt discount on the related-party notes of $6,100 and the stated interest expense of $9,600. Interest expense for the year ended December 31, 2016 included amortization of the debt discount on the related-party notes of $84,800 and the stated interest expense of $54,600.

Warrant inducement and repricing expense. Warrant repricing expense for the year ended December 31, 2016 was due to the repricing of certain warrants for the tender offer that was completed April 7, 2016.

Other income (expense), net. The other income (expense), net increased $21,100 for the year ended December 31, 2017 primarily due to an increase in interest income on larger cash balances and foreign exchange gains on accounts receivable and payable invoices partially offset by bank administrative charges.

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

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash and cash equivalents of $15.0 million, was debt free and had working capital of $15.1 million. Historically, we have financed our operations primarily through sales of our equity securities.

For the year ended December 31, 2017, we used $3.6 million of cash for operations primarily as a result of the net loss of $7.9 million offset by non-cash expenses of $4.4 million primarily comprised of amortization of debt discounts, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts receivable of $441,600, an increase in prepaids and other current assets of $261,500 offset by an increase in accounts payable and accrued expenses of $123,200 and an increase in accrued compensation of $506,500.

Net cash used in investing activities of $1.8 million during the year ended December 31, 2017 was primarily due to the purchase of Cryoport Express® CXVC1 Shippers, standard shippers, SmartPak IITM Condition Monitoring Systems and computer equipment as well as legal expenses incurred for trademark and patent applications.

Net cash provided by financing activities totaled $15.9 million during the year ended December 31, 2017, and resulted from net proceeds of $11.4 from the March 2017 common stock offering and proceeds from the exercise of stock options and warrants of $5.2 million which were partially offset by the repayment of related party notes of $656,200.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017, and the effects such obligations are expected to have on liquidity and cash flow in future periods ($ in ‘000’s):

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations
Operating lease obligations(1)	$2,422	$406	$845	$897	$274
Total	$2,422	$406	$845	$897	$274

(1)       The operating lease obligations are primarily related to the facility lease for our principal executive office in Irvine, California, which expires February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease 8,100 square feet of warehouse facilities in Livingston, New Jersey under an operating lease expiring December 31, 2024, subject to our option to extend the lease for an additional five-year period. The initial base rent is approximately $7,600 per month. These lease agreements contain certain scheduled annual rent increases which will be accounted for on a straight-line basis. In addition, we lease certain office equipment which expires in March 2018.

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

Based on our overall cash and cash equivalents interest rate exposure at December 31, 2017, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Our annual consolidated financial statements are included in Part IV, Item 15 of this Form 10-K and are incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure the timely disclosure of required information in our SEC filings.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting which appears on the following page is incorporated herein by reference.

Our consolidated financial statements as of and for the year ended December 31, 2017 have been audited by KMJ Corbin & Company LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). KMJ Corbin & Company LLP has also audited our internal control over financial reporting as of December 31, 2017, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.

(c) Changes In Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
Chief Executive Officer and Director

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

March 8, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets for the name and age of each director and executive officer, the year first elected as a director and/or executive officer and the position(s) held with the Company.

Name	Age	Position	Date Elected
Jerrell W. Shelton	72	Chairman, President and Chief Executive Officer	2012
Richard J. Berman	75	Director	2015
Robert Hariri, M.D., Ph.D.	59	Director	2015
Ramkumar Mandalam, Ph.D.	53	Director	2014
Edward J. Zecchini	58	Director	2013
Robert S. Stefanovich	53	Chief Financial Officer, Treasurer and Corporate Secretary	2011

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

Richard J. Berman. Mr. Berman became a member of our board of directors in January 2015 and serves as Chairman of the Audit Committee and member of the Compensation Committee and Nomination and Governance Committee of our board of directors.  Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger & acquisitions experience.   Mr. Berman has served as a director and/or officer of over a dozen public and private companies.  From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets.  Mr. Berman is a director of five public healthcare companies:  Advaxis, Inc., Catasys, Inc. and Cryoport Inc.  From 2002 to 2010, he was a director of Nexmed Inc. where he also served as Chairman/CEO in 2008 and 2009 (formerly Apricus Biosciences, Inc.); From 1998 to 2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO, and was a director from 1998 to 2012.  Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions.  He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA.  He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s financial and business expertise, including his background in biotechnology, international management and banking, and his extensive experience as a director in the public company context makes him well-qualified to serve as a member of the board of directors.

Robert Hariri, M.D., Ph.D. Dr. Hariri, M.D., Ph.D. became a member of our board of directors in September 2015 and serves as Chairman of the Scientific and Technology Committee and member of the Audit Committee and Nomination and Governance Committee of our board of directors. Dr. Hariri is a visionary surgeon, scientist, aviator and entrepreneur and serves the Founder, Chairman and CEO of Celularity, one of the world’s largest human cellular therapeutics companies. Previously, he served as the CEO of the Cellular Therapeutics Division of Celgene Corporation. Prior to joining Celgene Cellular Therapeutics as president in 2002, Dr. Hariri was founder, chairman and chief scientific officer at Anthrogenesis Corporation/LIFEBANK, Inc., a privately held biomedical technology and service corporation involved in the area of human stem cell therapeutics, which was acquired by Celgene in 2002. Dr. Hariri is also co-founder and president of Human Longevity, Inc., a genomics and cell-therapy company. He serves on numerous Boards of Directors including Bionik Laboratories Corp (OTCQX: BNKL), Myos Corporation (Nasdaq: MYOS), Provista Diagnostics and is a member of the Board of Visitors of the Columbia University School of Engineering &Applied Sciences and the Science &Technology Council of the College of Physicians and Surgeons; as well as a member of the Scientific Advisory Board for the Archon X PRIZE for Genomics, which is awarded by the X Prize Foundation. Dr. Hariri is also a Trustee of the Liberty Science Center and has been appointed Commissioner of Cancer Research by New Jersey Governor, Chris Christie. Dr. Hariri was recipient of the Thomas Alva Edison Award in 2007 and 2011, and has received numerous other honors for his many contributions to biomedicine and aviation. He has pioneered the use of stem cells to treat a range of life threatening diseases and has over 140 issued and pending patents, has authored over 100 published chapters, articles and abstracts and is most recognized for his discovery of pluripotent stem cells from the placenta as a member of the team which discovered TNF (tumor necrosis factor). A jet-rated commercial pilot with thousands of hours of flight time in over 60 different military and civilian aircraft, Dr. Hariri is a founder of the Rocket Racing League, an extreme aerospace corporation and Jet-A Aviation, a heavy-jet charter airline. Dr. Hariri received his undergraduate training at Columbia College and Columbia University School of Engineering and Applied Sciences and was awarded his M.D. and Ph.D. degrees from Cornell University Medical College. Dr. Hariri received his surgical training at The New York Hospital-Cornell Medical Center where he also directed the Aitken Neurosurgery Laboratory and the Center for Trauma Research. Dr. Hariri’s training as a scientist, his knowledge and experience with respect to the biomedical and pharmaceutical industries and his extensive research and experience makes him well-qualified to serve as a member of the board of directors.

Ramkumar Mandalam, Ph.D. Dr. Mandalam became a member of our board of directors in June 2014 and serves as Chairman of the Governance and Nomination Committee and member of the Compensation Committee our board of directors.   Dr. Mandalam is the President and CEO of Cellerant Therapeutics, Inc., a clinical stage biotechnology company developing novel cell-based and antibody therapies for cancer treatment and blood-related disorders.   Under his leadership, Cellerant has developed a pipeline of candidates for treatment of heamatological malignancies and has rapidly expanded from an early-stage to an advanced clinical-stage company. Prior to joining Cellerant in 2005, he was the Executive Director of Product Development at Geron Corporation, a biopharmaceutical company where he managed the development and manufacturing of cell based therapies for treatment of degenerative diseases and cancer.  From 1994 to 2000, he held various positions in research and development at Aastrom Biosciences, where he was responsible for programs involving ex vivo expansion of human bone marrow stem cells and dendritic cells.  Dr. Mandalam received his Ph.D. in Chemical Engineering from the University of Michigan, Ann Arbor, Michigan.  Dr. Mandalam is the author or co-author of several publications, patent applications, and abstracts. Dr. Mandalam’s training as a scientist, extensive background in biotechnology and management expertise and makes him well-qualified to serve as a member of the board of directors.

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

Based solely on a review of the copies of such forms received by it, the Company believes that during the year ended December 31, 2017, all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis.

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

Corporate Code of Conduct

The Company has adopted a corporate code of conduct that applies to its directors and all employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company has posted the text of its corporate code of conduct on the Company’s website at www.cryoport.com on the “Investor Relations: Corporate Governance” page under the heading “About Us”.

Item 11. Executive Compensation

Executive Officers of the Company

SUMMARY COMPENSATION TABLE

The following table contains information with respect to the compensation of our Chief Executive Officer and Chief Financial Officer for the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016. We refer to our Chief Executive Officer and Chief Financial Officer as our “Named Executive Officers.”

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)		Option Awards (2) ($)		All Other Compensation ($)	Total Compensation ($)
Jerrell W. Shelton	2017	435,417	—		986,471	(3)	—	1,421,888
President and Chief Executive Officer	2016*	225,000	—		449,256	(3)	—	674,256
Robert S. Stefanovich	2017	277,187	—		218,435	(4)	—	495,622
Chief Financial Officer	2016*	199,583	40,000	(5)	216,606	(4)	—	456,189

*	For the nine-month transition period ended December 31, 2016
(1)	This column represents the dollar value of base salary earned during each fiscal year indicated.
(2)	This amount represents the total grant date fair value of all stock option awards at the date of grant. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made during the year ended December 31, 2017 and nine-month transition period ended December 31, 2016, see Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.
(3)	Based on the recommendation of the Compensation Committee and approval by our board of directors, on May 23, 2017 and May 6, 2016, Mr. Shelton was granted an option to purchase 340,000 and 280,000 shares, respectively, of common stock in connection with his service as Chief Executive Officer of the Company. The exercise prices of the options are equal to or greater than the fair value of the Company’s stock as of the respective grant dates.
(4)	Based on the recommendation of the Compensation Committee and approval by our board of directors, on May 18, 2017 and May 6, 2016, Mr. Stefanovich was granted an option to purchase 81,000 and 135,000 shares of common stock, respectively, of common stock in connection with his service as Chief Financial Officer of the Company. The exercise prices of the options are equal to or greater than the fair value of the Company’s stock as of the respective grant dates.
(5)	This amount represents the bonus earned for the nine months ended December 31, 2016 as approved by the Compensation Committee of our board of directors.

Narrative Disclosure to Summary Compensation Table

Employment Contracts

Jerrell W. Shelton

On June 28, 2013, the Company entered into an employment agreement (the “Prior Agreement”) with Mr. Shelton with respect to his employment as President and Chief Executive Officer. The Prior Agreement was effective through May 14, 2017 (the “Term”).

The Prior Agreement provided an initial annual base salary of $300,000 during the Term. In addition, on the date of the Prior Agreement, Mr. Shelton was awarded options giving him the right to acquire an aggregate of 325,209 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the Prior Agreement, or $3.24 per share, and such options were granted outside of the Company’s incentive plans. The option vested immediately with respect to 13,551 shares and the remaining right to purchase the remaining shares vested in equal monthly installments on the fifth day of each month for forty-six months beginning on July 5, 2013 and ending on May 5, 2017; provided that such vesting will be accelerated on the date that the Company files a Form 10-Q or Form 10-K indicating an income from operations for the Company in two consecutive fiscal quarters and immediately in the event of a change of control of the Company.

Mr. Shelton had agreed during the Term and for a period of one year following the termination of the Prior Agreement, not to solicit, induce, entice or attempt to solicit, induce, or entice any employee of the Company to leave employment with the Company. Payments due to Mr. Shelton upon a termination of the Prior Agreement are described below.

On May 26, 2017, the Company entered into a new employment agreement effective June 1, 2017 (the “New Agreement”) with Mr. Shelton with respect to his employment as President and Chief Executive Officer of the Company.

The New Agreement provides for an annual base salary in an amount determined by the Company’s Compensation Committee of the Board of Directors of the Company and Mr. Shelton’s annual base salary was increased to $550,000 effective on June 1, 2017. Mr. Shelton is eligible to participate in the equity incentive plans and cash bonus plans adopted by the Company from time-to-time. Mr. Shelton has agreed not to solicit or encourage or attempt to solicit or encourage any employee of the Company to leave employment with the Company during the term of the Agreement and for a period of eighteen months following the termination of the Agreement. The Agreement expires on June 1, 2021. Payments due to Mr. Shelton upon a termination of the Prior Agreement are described below.

Robert S. Stefanovich

Although the Company does not have a written employment agreement with Mr. Stefanovich, pursuant to the terms of his offer letter, the Company agreed to pay Mr. Stefanovich an annual base salary and he is eligible for an incentive bonus targeted at 25% of his annual base salary. His annual base salary was increased to $267,500 in May 2016 and $283,000 in May 2017. Mr. Stefanovich is eligible to participate in all employee benefits plans or arrangements which may be offered by the Company during the term of employment. The Company shall pay the cost of Mr. Stefanovich’s health insurance coverage in accordance with the Company’s plans and policies while he is an employee of the Company. Mr. Stefanovich is also eligible for twenty (20) paid time off days a year, and is entitled to receive fringe benefits ordinarily and customarily provided by the Company to its senior officers. Payments due to Mr. Stefanovich upon a termination of his employment with the Company are described below.

The Company has no other employment agreements with executive officers of the Company as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

The following table shows information regarding unexercised stock options held by our Named Executive Officers as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jerrell W. Shelton	8,334	(1)	—	—	$2.28	10/22/22
	83,334	(2)	—	—	$2.40	11/5/22
	325,209	(3)	—	—	$3.24	6/28/23
	290,645	(4)	96,856	—	$4.80	12/18/24
	142,016	(5)	77,876	—	$7.80	5/07/25
	482,417	(6)	344,583	—	$5.00	8/20/25
	110,833	(7)	169,167	—	$1.87	5/06/26
	49,583	(8)	290,417	—	$3.44	5/23/27
Robert Stefanovich	10,417	(9)	—	—	$10.32	6/20/21
	5,000	(10)	—	—	$5.16	8/3/22
	69,918	(11)	—	—	$3.24	6/28/23
	55,008	(12)	18,326	—	$4.80	12/18/24
	37,135	(13)	20,349	—	$7.80	5/07/25
	103,367	(14)	73,833	—	$3.07	8/20/25
	53,438	(15)	81,562	—	$1.87	5/06/26
	11,812	(16)	69,188		$3.21	5/18/27

(1)	Based on the recommendation of the Compensation Committee and approval by our board of directors, Mr. Shelton was granted an option to purchase 8,334 shares of common stock exercisable at $2.28 per share on October 22, 2012 upon joining the board of directors. Options vests in twelve equal monthly installments. The exercise price for shares of common stock pursuant to the options is equal to the fair value of the Company’s stock as of the grant date.
(2)	Based on the recommendation of the Compensation Committee and approval our board of directors , Mr. Shelton was granted an option to purchase 137,500 shares of common stock exercisable at $2.40 per share on November 5, 2012, which vests in six equal monthly installments. 54,166 of these options were issued under the 2011 stock option plan and exercised in May and November 2013 and 83,884 were issued outside of a plan. The exercise price for shares of common stock pursuant to the option is equal to the fair value of the Company’s stock as of the grant date.
(3)	Based on the recommendation of the Compensation Committee and approval our board of directors , Mr. Shelton was granted an option to purchase 325,209 shares of common stock exercisable at $3.24 per share on June 28, 2013. The option vests 2/48th immediately with the remainder vesting 1/48th per month for 46 months. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(4)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Shelton was granted an option to purchase 387,501 shares of common stock exercisable at $4.80 per share on December 18, 2014. The option vests in monthly installments over a four year period, 262,500 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(5)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Shelton was granted an option to purchase 219,892 shares of common stock exercisable at $7.80 per share on May 7, 2015. The option vests in monthly installments over a four year period, 219,892 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(6)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Shelton was granted an option to purchase 827,000 shares of common stock exercisable at $3.07 per share on August 20, 2015, subject to stockholder approval of the 2015 Omnibus Equity Incentive Plan which occurred on November 20, 2015. The award was amended on February 3, 2016 to increase the exercise price of the option from $3.07 to $5.00. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to or more than the fair value of the Company’s stock on the date of grant.
(7)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Shelton was granted an option to purchase 280,000 shares of common stock exercisable at $1.87 per share on May 6, 2016. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(8)	Based on the recommendation of the Compensation Committee and approval by our board of directors, Mr. Shelton was granted an option to purchase 340,000 shares of common stock exercisable at $3.44 per share on May 23, 2017. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(9)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 10,417 shares of common stock exercisable at $10.32 per share on June 20, 2011. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(10)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 5,000 shares of common stock exercisable at $5.16 per share on August 3, 2012. The option vests in six month installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(11)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 69,918 shares of common stock exercisable at $3.24 per share on June 28, 2013. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(12)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 73,334 shares of common stock exercisable at $4.80 per share on December 18, 2014. The options vest in equal monthly installments over four years. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(13)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 57,484 shares of common stock exercisable at $7.80 per share on May 7, 2015. The options vest in equal monthly installments over a four year period, 57,484 shares were issued outside of a plan. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

(14)	Based on the recommendation of the Compensation Committee and approval by our board of directors, Mr. Stefanovich was granted an option to purchase 177,200 shares of common stock exercisable at $3.07 per share on August 20, 2015, subject to stockholder approval of the 2015 Omnibus Equity Incentive Plan which occurred on November 20, 2015. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to or more than the fair value of the Company’s stock on the date of grant.
(15)	Based on the recommendation of the Compensation Committee and approval by our board of directors , Mr. Stefanovich was granted an option to purchase 135,000 shares of common stock exercisable at $1.87 per share on May 6, 2016. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.
(16)	Based on the recommendation of the Compensation Committee and approval by our board of directors, Mr. Stefanovich was granted an option to purchase 81,000 shares of common stock exercisable at $3.21 per share on May 18, 2017. The option vests in monthly installments over a four year period. The exercise price for the shares of common stock pursuant to the option is equal to the fair value of the Company’s stock on the date of grant.

Potential Payments On Termination Or Change In Control

Pursuant to Mr. Shelton’s Prior Agreement, if Mr. Shelton would have terminated the Prior Agreement, died, or had been terminated for “Cause” (as defined in the Prior Agreement), he would have been entitled to all compensation and benefits that he earned through the date of termination. If he had been terminated for Cause, the Company could have, to the extent allowed by law, set off losses, fines or damages that he had caused as a result of his misconduct. If he had been terminated “without cause” (as defined in the Prior Agreement), he would have been entitled to a continuation of his base salary for three months following termination and one half (½) of unvested options as of date of termination would have become fully vested. In the event the Company had terminated his employment, except if for “Cause” (as defined in the Prior Agreement), within twelve months after a Change in Control (as defined in the Cryoport, Inc. 2011 Stock Incentive Plan), then, Mr. Shelton would have been entitled to: (i) the continuation of his base salary for twelve months following the date of termination, which would have been paid in accordance with the Company’s ordinary payroll practices in effect from time to time, and would have begun on the first payroll period immediately following the date on which the general release and waiver became irrevocable; and (ii) all options previously granted to Mr. Shelton would have become fully vested and exercisable as of the date of termination of employment.

If Mr. Shelton terminates the New Agreement, he dies, or he is terminated for cause, he will be entitled to all compensation and benefits that he earned through the date of termination. If he is terminated without cause or he terminates for good reason, he will be entitled to continuation of base salary for eighteen months following termination and one half of unvested options as of date of termination shall become fully vested; provided that if the termination date is within twelve months after a change in control of the Company, then all of the unvested options as of such date will become fully vested.

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

The Cryoport, Inc. 2015 Omnibus Equity Incentive Plan, the Cryoport, Inc. 2011 Stock Incentive Plan and the Cryoport, Inc. 2009 Stock Incentive Plan each provide that if a “change in control” occurs, the Compensation Committee has the discretion to provide in the applicable option agreement that any outstanding awards shall become fully vested and exercisable.

The Company does not provide any additional payments to the named executive officers upon their resignation, termination, retirement, or upon a change of control.

Change in Control Agreements

There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of the Company or any subsidiary.

DIRECTOR COMPENSATION

Compensation for our board of directors is governed by the Company’s Compensation Committee.

Director Fees

Effective October 1, 2015 through June 23, 2017, the compensation plan for non-employee directors was as follows:

Director fees were paid in cash, restricted shares of the Company’s common stock or a combination thereof, at the option of the director.

Option 1: Annual cash compensation of $40,000, paid quarterly,

Option 2: Annual cash compensation of $13,333, paid quarterly and $26,667 converted into common stock using the volume weighted average price (“VWAP”) of the stock for the last five days of the trading month ending each quarter, plus an annual grant of options, on the date of the Company’s annual meeting, to purchase 25,000 shares of the Company’s common stock; or

Option 3: No annual cash compensation but $40,000 converted into common stock using the VWAP of the stock for the last five days of the trading month ending each quarter and paid quarterly. This option carries a 15% premium, as there is no cash outlay to the Company. The calculation would be $40,000 X 1.15 = $46,000/VWAP.

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

Newly appointed directors received an initial grant of options to purchase 50,000 shares of the Company’s common stock, vesting monthly over four years.

Effective June 23, 2017, the compensation plan for non-employee directors was as follows:

Director fees are paid in cash, restricted shares of the Company’s common stock or a combination thereof, at the option of the director.

Option 1: Annual cash compensation of $40,000, paid quarterly,

Option 2: Annual cash compensation of $13,333, paid quarterly and $26,667 converted into common stock using the VWAP of the stock for the last five days of the trading month ending each quarter, plus an annual grant of options, on the date of the Company’s annual meeting, to purchase 25,000 shares of the Company’s common stock; or

Option 3: No annual cash compensation but $40,000 converted into common stock using the VWAP of the stock for the last five days of the trading month ending each quarter and paid quarterly. This option carries a 15% premium, as there is no cash outlay to the Company. The calculation would be $40,000 X 1.15 = $46,000/VWAP.

In addition to the compensation options above the following compensation apply to non-employee directors chairing a committee of the Board. This compensation will be paid on the same basis as the director chose from the options described above:

Chairman/Lead Director	$25,000

Audit Committee	$20,000

Compensation Committee	$15,000

Nominating and Corporate Governance Committee	$10,000

Science and Technology Committee	$24,000

Stock option grants

Newly appointed/elected directors receive an inducement (‘sign-on’) option grant to purchase 50,000 shares of the Company’s common stock, vesting ratably on a monthly basis over three years, effective as of, with an exercise price equal to the closing price of the Company’s common stock on the date the directorship commences.

Annual Option Grants

Each director shall receive annual option grants to purchase 35,000 shares of the Company’s common stock, vesting ratably on a monthly basis over twelve months, effective as of, and with an exercise price equal to the closing price of the Company’s common stock on the date of the Annual Meeting of Stockholders.

Upon joining the Board, new directors shall be granted a pro-rated annual award (i.e., for portion of year served prior to next shareholder meeting), which shall vest in monthly increments until the next annual meeting.

All options shall include a provision that provides that if such director ceases to be a director, vested options shall lapse (to the extent not exercised) on the earlier of: (i) ten years; or (ii) three years after the date the director ceases to be a director of the Company.

The following table sets forth the director compensation of the non-employee directors of the Company during the year ended December 31, 2017.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Richard Berman	85,000	—	138,174	—	223,174
Robert Hariri, M.D., Ph.D	64,000	—	138,174	—	202,174
Ramkumar Mandalam, Ph.D.	16,667	33,333	138,174	—	188,174
Edward Zecchini	18,333	36,667	138,174	—	193,174

(1)	Fees earned or paid in cash as shown in this schedule represent payments and accruals for directors’ services earned during the year ended December 31, 2017.

(2)	This column represents the total grant date fair value of all stock options granted during the year ended December 31, 2017. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the grants made, refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 1, 2018, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its common stock, each director, each named executive officer, and all of its directors and executive officers as a group. As of March 1, 2018, there were 27,339,977 shares of common stock outstanding. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Cryoport, Inc., 17305 Daimler St, Irvine, CA 92614.

The following table gives effect to the shares of common stock issuable within 60 days of March 1, 2018, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Shares of Common Stock Beneficially Owned
Named Executive Officers and Directors:
Jerrell W. Shelton	1,946,704	(1)	6.7%
Richard Berman	141,800	(1)(3)	*
Robert Hariri, M.D. Ph.D.	109,767	(1)	*
Ramkumar Mandalam Ph.D.	134,632	(1)	*
Edward Zecchini	140,476	(1)	*
Robert S. Stefanovich	390,760	(1)	1.4%

All directors and executive officers as a group (6 persons)	2,864,139	(1)	9.6%

*	Represents less than 1%

(1)	Includes shares which individuals shown above have the right to acquire as of March 1, 2018, or within 60 days thereafter, pursuant to outstanding stock options and/or warrants as follows: Mr. Shelton — 1,759,443 shares; Mr. Berman — 133,662 shares; Dr. Hariri — 94,467 shares; Dr. Mandalam—107,080 shares; Mr. Zecchini—107,080 and Mr. Stefanovich — 389,760 shares.

(2)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and also any shares which the holder has the right to acquire within 60 days.

(3)	Includes 9,250 warrants and 8,138 shares owned by Mrs. Richard Berman, spouse of Mr. Berman.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2017 concerning the Company’s common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Company’s equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,226,896	$3.94	1,339,909
Equity compensation plans not approved by stockholders(1)	6,237,074	$4.26	N/A

Total	10,463,970	$4.13	1,339,909

(1)	From November 5, 2012 through May 7, 2015, a total of 1,095,962 options outstanding were granted to employees outside of an option plan of which 890,935 shares were issued to Mr. Shelton and 127,402 shares were issued to Mr. Stefanovich.

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

The following related-party transactions were approved or ratified by at least two independent directors and future material affiliated transactions will be approved by a majority of the independent directors who do not have an interest in the transaction and who had access, at the issuer’s expense, to issuer’s or independent legal counsel.

As of December 31, 2016, we had an aggregate principal balance of $646,700 in unsecured indebtedness owed to related parties, including former members of the Board of Directors, representing working capital advances made to us from February 2001 through March 2005.

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the related-party notes. During the year ended December 31, 2017 and the nine months ended December 31, 2016, $6,100 and $18,700, respectively, of the debt discount was amortized to interest expense. The notes were repaid in full in April 2017.

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

Related-party interest expense under these notes was $9,600 and $39,500 for the year ended December 31, 2017 and the nine months ended December 31, 2016, respectively. Accrued interest, which is included in related-party notes payable in the accompanying consolidated balance sheets, amounted to $0 and $11,400 as of December 31, 2017 and 2016, respectively.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firms Fees

The following table shows the fees that were billed to us for the audit and other services provided by KMJ Corbin & Company LLP (“KMJ”) for the Company’s year ended December 31, 2017 and the nine-month transition period ended December 31, 2016.

	Year Ended December 31, 2017	Nine Months Ended December 31, 2016
Audit Fees	$85,500	$64,900
Audit-Related Fees	46,935	36,225
Tax Fees	15,050	13,500
	$147,485	$114,625

The fees billed to us by KMJ during or related to the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016 consist of audit fees, audit-related fees and tax fees, as follows:

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

All Other Fees. We did not incur any other fees to KMJ during the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016.

Policy on Audit Committee Pre-Approval of Fees

The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, all services billed by KMJ were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits. See Index to Exhibits at page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton
Chief Executive Officer and Director

Date:  March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON	Chief Executive Officer and Director	March 8, 2018
Jerrell W. Shelton	(Principal Executive Officer)

/s/ ROBERT S. STEFANOVICH	Chief Financial Officer	March 8, 2018
Robert S. Stefanovich	(Principal Financial and Accounting Officer)

/s/ RICHARD BERMAN	Director	March 8, 2018
Richard Berman

/s/ ROBERT HARIRI, M.D., PH.D.	Director	March 8, 2018
Robert Hariri, M.D., Ph.D.

/s/ RAMKUMAR MANDALAM, PH.D.	Director	March 8, 2018
Ramkumar Mandalam Ph.D.

/s/ EDWARD ZECCHINI	Director	March 8, 2018
Edward Zecchini

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2017 and 2016

Years Ended December 31, 2017 and 2016 (unaudited) and Nine Months Ended December 31, 2016

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cryoport, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryoport, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017 and the nine month period ended December 31, 2016, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and the nine month period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 8, 2018

We have served as the Company’s auditor since 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cryoport, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cryoport, Inc. and subsidiaries (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 8, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 8, 2018

Cryoport, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$15,042,189	$4,524,529
Accounts receivable, net of allowance for doubtful accounts of $70,000 and $75,000, respectively	1,625,476	1,195,479
Inventories	114,796	89,499
Prepaid expenses and other current assets	516,427	286,919
Total current assets	17,298,888	6,096,426
Property and equipment, net	2,511,174	1,647,104
Intangible assets, net	90,646	5,000
Deposits	363,403	363,403
Total assets	$20,264,111	$8,111,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,259,629	$1,160,299
Accrued compensation and related expenses	925,514	419,034
Related-party notes payable and accrued interest, net of discount of $0 and $6,100, respectively	—	651,934
Total current liabilities	2,185,143	2,231,267
Deferred rent liability	192,202	200,264
Total liabilities	2,377,345	2,431,531
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock, $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock, $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,701,924 and 17,604,283 issued and outstanding at December 31, 2017 and 2016, respectively	25,702	17,604
Additional paid-in capital	149,293,947	129,196,680
Accumulated deficit	(131,432,883)	(123,533,882)
Total stockholders’ equity	17,886,766	5,680,402
Total liabilities and stockholders’ equity	$20,264,111	$8,111,933

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,		Nine Months Ended December 31,
	2017	2016	2016
		(unaudited)
Revenues	$11,954,267	$7,678,816	$6,123,271
Cost of revenues	5,987,834	4,577,393	3,603,655
Gross margin	5,966,433	3,101,423	2,519,616
Operating costs and expenses:
General and administrative	7,420,837	6,449,196	4,634,775
Sales and marketing	5,232,406	4,820,230	3,573,204
Engineering and development	1,205,692	598,106	453,628
Total operating costs and expenses	13,858,935	11,867,532	8,661,607
Loss from operations	(7,892,502)	(8,766,109)	(6,141,991)
Other expense:
Interest expense	(15,693)	(139,416)	(58,222)
Warrant inducement and repricing expense	—	(4,195,252)	(4,195,252)
Other income (expense), net	14,337	(6,770)	(1,898)
Total other expense, net	(1,356)	(4,341,438)	(4,255,372)
Loss before provision for income taxes	(7,893,858)	(13,107,547)	(10,397,363)
Provision for income taxes	(5,143)	(5,673)	(5,673)
Net loss	(7,899,001)	(13,113,220)	(10,403,036)
Undeclared cumulative preferred dividends	—	(75,460)	—
Net loss attributable to common stockholders	$(7,899,001)	$(13,188,680)	$(10,403,036)
Net loss per share attributable to common stockholders – basic and diluted	$(0.34)	$(0.93)	$(0.68)
Weighted average common shares outstanding – basic and diluted	22,963,382	14,220,977	15,393,402

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Class A		Class B						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Equity (Deficit)
Balance at March 31, 2016	—	$—	—	$—	12,251,313	$12,251	$116,214,522	$(113,130,846)	$3,095,927
Net loss	—	—	—	—	—	—	—	(10,403,036)	(10,403,036)
Stock-based compensation expense	—	—	—	—	—	—	2,281,233	—	2,281,233
Issuance of common stock for April tender offer, net of costs of $281,500	—	—	—	—	2,020,597	2,021	2,242,226	—	2,244,247
Issuance of common stock for October tender offer, net of costs of $477,300	—	—	—	—	2,470,913	2,471	3,226,640	—	3,229,111
Supplemental warrant expense in connection with the October tender offer	—	—	—	—	—	—	615,899	—	615,899
Warrant repricing expense	—	—	—	—	—	—	3,579,352	—	3,579,352
Issuance of common stock for Rights Offering, net of costs of $315,000	—	—	—	—	841,873	842	989,056	—	989,898
Issuance of common stock for board of director compensation	—	—	—	—	19,587	19	47,752	—	47,771
Balance at December 31, 2016	—	—	—	—	17,604,283	17,604	129,196,680	(123,533,882)	5,680,402
Net loss	—	—	—	—	—	—	—	(7,899,001)	(7,899,001)
Stock-based compensation expense	—	—	—	—	—	—	3,477,781	—	3,477,781
Issuance of common stock for board of director compensation	—	—	—	—	15,872	16	69,984	—	70,000
Proceeds from common stock offering, net of costs of $170,326	—	—	—	—	6,325,000	6,325	11,399,599	—	11,405,924
Proceeds from exercise of stock options and warrants	—	—	—	—	1,756,769	1,757	5,149,903	—	5,151,660
Balance at December 31, 2017	—	$—	—	$—	25,701,924	$25,702	$149,293,947	$(131,432,883)	$17,886,766

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,		Nine Months Ended December 31,
	2017	2016	2016
		(unaudited)
Cash Flows From Operating Activities:
Net loss	$(7,899,001)	$(13,113,220)	$(10,403,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664,831	374,202	301,297
Amortization of debt discount and deferred financing costs	6,130	84,784	18,729
Stock-based compensation expense to employees, directors and consultants	3,547,781	3,117,946	2,329,003
Warrant inducement and repricing expense	—	4,195,252	4,195,252
Loss on disposal of property and equipment	186,030	169,053	37,588
Provision for bad debt	11,646	2,503	42,646
Changes in operating assets and liabilities:
Accounts receivable	(441,643)	(581,197)	(217,126)
Inventories	(25,297)	(74,895)	(19,698)
Prepaid expenses and other current assets	(261,489)	2,046	(38,190)
Accounts payable and other accrued expenses	123,249	51,320	88,637
Accrued compensation and related expenses	506,480	41,921	(89,720)
Accrued interest	(1,843)	11,409	11,410

Net cash used in operating activities	(3,583,126)	(5,718,876)	(3,743,208)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,714,931)	(1,062,926)	(657,667)
Patent costs	(85,646)	(5,000)	(5,000)

Net cash used in investing activities	(1,800,577)	(1,067,926)	(662,667)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	5,151,660	—	—
Proceeds from the April 2016 tender offer, net of offering costs	—	2,244,247	2,244,247
Proceeds from the rights offering, net of offering costs	—	989,898	989,898
Proceeds from the October 2016 tender offer, net of offering costs	—	3,229,111	3,229,111
Proceeds from public offering, net of offering costs	11,405,924	—	—
Repayment of notes payable	—	—	—
Repayment of related-party notes payable	(656,221)	(399,350)	(325,378)

Net cash provided by financing activities	15,901,363	6,063,906	6,137,878

Net change in cash and cash equivalents	10,517,660	(722,896)	1,732,003
Cash and cash equivalents — beginning of period	4,524,529	5,247,425	2,792,526
Cash and cash equivalents — end of period	$15,042,189	$4,524,529	$4,524,529

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,744	$9,534	$43,223
Cash paid for income taxes	$5,143	$5,673	$5,673

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cumulative undeclared preferred dividends recorded upon conversion of Class A convertible preferred stock and Class B convertible preferred stock into common stock	$—	$1,068,055	$—
Estimated relative fair value of warrants issued in connection with related-party notes payable	$—	$26,901	$—
Leasehold improvements paid by tenant allowance included in accounts payable and accrued expenses	$—	$200,000	$—
Reclassification of shipper inventory to property and equipment	$—	$38,276	$—
Deferred offering costs in connection with future warrant repricing included in accounts payable and prepaid expenses and other current assets	$31,981	$—	$—

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In September 2016, the Company elected to change its fiscal year end from March 31 to a new fiscal year end of December 31. Accordingly, the accompanying consolidated financial statements include audited financial statements for the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016 and unaudited financial statements for the year ended December 31, 2016. As a result of the change, the Company’s quarterly reporting periods are comprised of the three calendar months ending March 31, June 30 and September 30.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiaries, Cryoport Systems, Inc. and Cryoport Europe Limited (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity instruments.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related-party notes payable, accounts payable and accrued expenses. The carrying value for all such instruments, except for related-party notes payable, approximates fair value at December 31, 2017 and 2016 due to their short-term nature. The difference between the fair value and recorded values of the related-party notes payable is not significant.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit insurance coverage limits up to $250,000 per owner. At December 31, 2017, the Company had cash balances of approximately $14.8 million which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for a limited number of established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at December 31, 2017 and 2016 are net of reserves for doubtful accounts of $70,000 and $75,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The majority of the Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. No single customer owed the Company more than 10% of net accounts receivable at December 31, 2017 and 2016.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, the Company had revenues from foreign customers of approximately $1.3 million and $750,400, respectively, which constituted approximately 11.0% and 12.3%, respectively, of total revenues. No single customer generated over 10% of revenues during the year ended December 31, 2017 and the nine months ended December 31, 2016.

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

Property and equipment are recorded at cost. Cryogenic shippers and data loggers, which comprise 47% and 44% of the Company’s net property and equipment balance at December 31, 2017 and 2016, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Equipment acquired under capital leases is amortized over the estimated useful life of the assets or term of the lease, whichever is shorter and included in depreciation and amortization expense.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the consolidated statements of operations.

Intangible Assets

Intangible assets are comprised of patents and trademarks and software development costs. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services.

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2017.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the debt instruments and equity financings. Deferred financing costs related to the issuance of debt are amortized over the term of the financing instrument using the effective interest method while offering costs from equity financings are netted against the gross proceeds received from the equity financings.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of December 31, 2017 and 2016, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2017 and 2016 and has not recognized interest and/or penalties in the consolidated statements of operations for the year ended December 31, 2017 and the nine months ended December 31, 2016. The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2017, the Company is no longer subject to U.S. federal examinations for years before 2014 and for California franchise and income tax examinations for years before 2013. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Stock-Based Compensation

The Company accounts for stock-based payments to employees and directors in accordance with stock-based payment accounting guidance which requires all stock-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized based upon their estimated fair values. The fair value of stock-based awards is estimated at grant date using the Black-Scholes Option Pricing Method (“Black-Scholes”) and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company accounts for forfeitures of unvested awards as they occur.

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

The following shows the amounts used in computing net loss per share for the year ended December 31, 2017 and the nine months ended December 31, 2016:

	Year Ended December 31, 2017	Nine Months Ended December 31, 2016
Net loss	$(7,899,001)	$(10,403,036)
Less:
Preferred stock beneficial conversion charge	—	—
Undeclared cumulative preferred dividends	—	—
Net loss attributable to common stockholders	$(7,899,001)	$(10,403,036)
Weighted average common shares outstanding – basic and diluted	22,963,382	15,393,402
Basic and diluted net loss per share attributable to common stockholders	$(0.34)	$(0.68)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Year Ended December 31, 2017	Nine Months Ended December 31, 2016
Stock options	4,582,383	154,479
Warrants	4,579,699	10,710
	9,162,082	165,189

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2017 and 2016.

Foreign Currency Transactions

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Codification. For public companies, this standard is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method.

The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, has created the possibility that more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting principles. We have completed our analysis on the adoption of ASU 2014-09 and have determined the adoption will not have a material impact on the recognition of revenue. However, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, which we expect to fully disclose in connection with our 10-Q filing for the first quarter of 2018.

We are in the process of implementing appropriate changes to our processes, systems and controls to support revenue recognition and the expanded qualitative and quantitative disclosures required under the new standard.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The amendments in this update apply to inventory that is measured using first-in, first-out (FIFO) or average cost. They do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this update, there are no other substantive changes to the guidance on measurement of inventory. The amendments in this update more closely align the measurement of inventory in International Financial Reporting Standards (IFRS) and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance on January 1, 2017 and the adoption of ASU No. 2015-11 did not have an impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. We adopted this guidance on January 1, 2017 and the adoption of ASU No. 2016-09 did not have an impact on our consolidated financial statements.

Note 3. Inventories

Inventories consist of the following:

	December 31, 2017	December 31, 2016
Raw materials	$104,745	$58,655
Finished goods	10,051	30,844
	$114,796	$89,499

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2017	December 31, 2016
Cryogenic shippers and data loggers	$2,107,642	$1,525,409
Furniture and fixtures	63,411	59,961
Computers and software	519,198	474,681
Machinery and equipment	362,476	310,398
Leasehold improvements	436,620	426,105
Fixed assets in process	568,688	106,598
	4,058,035	2,903,152
Less accumulated depreciation and amortization	(1,546,861)	(1,256,048)
	$2,511,174	$1,647,104

Total depreciation and amortization expense related to property and equipment amounted to $664,800 and $292,700 for the year ended December 31, 2017 and the nine months ended December 31, 2016, respectively.

Note 5. Intangible Assets

Intangible assets consist of the following:

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$138,021	$(47,375)	$90,646	—
Software development costs	545,445	(545,445)	—	—
Total intangible assets	$683,466	$(592,820)	$90,646

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period (years)
Patents and trademarks	$52,375	$(47,375)	$5,000	—
Software development costs	545,445	(545,445)	—	—
Total intangible assets	$597,820	$(592,820)	$5,000

Amortization expense for intangible assets for the year ended December 31, 2017 and the nine month period ended December 31, 2016 was $0 and $8,600, respectively. Estimated amortization expense in calendar year 2018 is expected to be $0.

Note 6. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following:

	December 31, 2017	December 31, 2016
Accrued salaries and wages	$617,984	$166,008
Accrued paid time off	307,530	207,026
Accrued board of director fees	—	46,000
	$925,514	$419,034

Note 7. Related-Party Transactions

As of December 31, 2016, the Company had aggregate principal balances of $646,700 in outstanding unsecured indebtedness owed to related parties, including former members of the Board of Directors, representing working capital advances made to the Company from February 2001 through March 2005.

Related-Party Notes Payable

On March 1, 2016, we entered into definitive agreements with Patrick Mullens, M.D., Maryl Petreccia and Jeffrey Dell, M.D. to amend and restate the outstanding notes pursuant to certain Second Amended and Restated Promissory Notes dated as of February 29, 2016 (the “Amended and Restated Notes”). The Amended and Restated Notes increased the interest rate to 7% per annum, extended the term to April 1, 2017, and modified the repayment provisions to provide for (i) repayment on March 1, 2016 of the outstanding amount of interest accrued through February 29, 2016, (ii) repayment of 10% of the original principal balance and accrued interest of such notes on a quarterly basis commencing April 1, 2016, and (iii) payment of the remaining outstanding balance on April 1, 2017. In addition, we issued such note holders warrants for the purchase of 11,910, 7,088, and 5,553 shares, respectively, of our common stock at an exercise price of $1.88 per share, immediately exercisable and expiring on April 1, 2019. The Company also agreed to reimburse up to $5,000 of legal fees incurred by the note holders. The relative fair value of the warrants issued in March 2016 of $26,900 was recorded as a debt discount and was amortized to interest expense using the straight-line method which approximates the effective interest method over the term of the related-party notes. During the year ended December 31, 2017 and the nine months ended December 31, 2016, $6,100 and $18,700, respectively, of the debt discount was amortized to interest expense. The notes were repaid in full in April 2017.

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

Related-party interest expense under these notes was $9,600 and $39,500 for the year ended December 31, 2017 and the nine months ended December 31, 2016, respectively. Accrued interest, which is included in related-party notes payable in the accompanying consolidated balance sheets, amounted to $0 and $11,400 as of December 31, 2017 and 2016, respectively.

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

Note 8. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, research and development, and warehouse facilities in Irvine, California under an operating lease expiring February 28, 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease 8,100 square feet of warehouse facilities in Livingston, New Jersey under an operating lease expiring December 31, 2024, subject to our option to extend the lease for an additional five-year period. The initial base rent is approximately $7,600 per month. These lease agreements contain certain scheduled annual rent increases which will be accounted for on a straight-line basis. In addition, we lease certain office equipment which expires in March 2018.

Future minimum lease payments are approximately as follows:

Operating Leases
Years ending December 31,
2018	$405,609
2019	416,370
2020	428,868
2021	441,736
2022	454,984
Thereafter	274,405
$2,421,972

Rent expense for the year ended December 31, 2017 and the nine month period ended December 31, 2016 was approximately $298,500 and $222,700, respectively.

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

Concurrently with entering into the Purchase and Sale Agreement, on September 16, 2015, the Company and KLATU entered into the Amended and Restated Master Consulting and Engineering Services Agreement (the “Amended and Restated Master Consulting and Engineering Services Agreement”) to amend and restate the Master Consulting and Engineering Services Agreement. The Amended and Restated Master Consulting and Engineering Services Agreement provides a framework for KLATU to perform certain consulting, software and hardware engineering development services as mutually agreed upon and further set forth in one or more Statements of Work (as defined in the Amended and Restated Master Consulting and Engineering Services Agreement). To ensure the availability of KLATU personnel to perform services pursuant to the Amended and Restated Master Consulting and Engineering Services Agreement, the Company agreed to pay KLATU a minimum of $25,000 per month for services fees, which may be carried forward as advance payment for future services under certain conditions. The initial term of the agreement expired on December 31, 2017 and will automatically renew for subsequent one year terms, unless notice of termination is given.

Consulting fees for services provided by KLATU were $179,100 and $252,600 for the year ended December 31, 2017 and the nine months ended December 31, 2016, respectively.

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

The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreements.

Note 9. Stockholders’ Equity

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

Common Stock Issuances For Services

During the year ended December 31, 2017, 15,872 shares of common stock with a fair value of $70,000 were issued to two members of the board of directors as compensation for services.

During the nine months ended December 31, 2016, 19,587 shares of common stock with a fair value of $47,800 were issued to two members of the board of directors as compensation for services.

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

The New Warrants, which have a lower exercise price than the Original Warrants, and the Supplemental Warrants are treated as an inducement to enter into the October 2016 Tender Offer. As such, the difference between the fair value of the Original Warrants as of the date of their exchange and the fair value of the New Warrants at issuance, amounting to $1,649,600, and the fair value of the Supplemental Warrants issued of $615,900 resulted in a warrant inducement and repricing expense of $2,265,400 during the nine months ended December 31, 2016, with an offsetting amount recorded as additional paid-in-capital. The fair value of the Original Warrants exchanged, the New warrants and the Supplemental Warrants was determined using the Black-Scholes pricing model as of the closing date of October 28, 2016.

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

As a result of reducing the exercise price of certain warrants in connection with the April 2016 Tender Offer, a warrant repricing expense of $1,929,800 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the accompanying consolidated statement of operations for the nine months ended December 31, 2016.

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

Undeclared cumulated preferred dividends accrued during the year ended December 31, 2016 amounted to $75,460 prior to the Mandatory Exchange.

Common Stock Reserved for Future Issuance

As of December 31, 2017, approximately 10.5 million shares of common stock were issuable upon exercise of stock options and warrants, as follows:

Exercise of stock options	5,322,858
Exercise of warrants	5,141,112
Total shares of common stock reserved for future issuances	10,463,970

Note 10. Stock-Based Compensation

Warrants

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on various dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2016	11,153,868	3.30
Issued	795,927	2.79
Exercised	(4,491,510)	1.39
Expired	(10,807)	82.12
Outstanding — December 31, 2016	7,447,478	4.29
Issued	—	—
Exercised	(1,664,232)	3.25
Expired	(642,134)	8.55
Outstanding — December 31, 2017	5,141,112	$4.09	2.3	$24,108,800
Vested (exercisable) — December 31, 2017	5,141,112	$4.09	2.3	$24,108,800

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of the Company’s common stock on December 31, 2017, which was $8.59 per share.

During the year ended December 31, 2017 and the nine months ended December 31, 2016, the fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following assumptions:

	December 31, 2017	December 31, 2016
Expected life (years)	—	2.4– 5.0
Risk-free interest rate	—	0.93% - 1.14%
Volatility	—	103% - 116%
Dividend yield	—	0%

The following table summarizes information with respect to warrants outstanding and exercisable at December 31, 2017:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.88 – 2.40	146,206	1.9	$2.17	146,206	$2.17
$ 3.57 – 3.57	3,836,793	2.6	$3.57	3,836,793	$3.57
$ 4.44 – 4.47	599,898	0.8	$4.44	599,898	$4.44
$ 5.88 – 6.00	547,323	1.9	$6.00	547,323	$6.00
$61.20 – 129.60	10,892	0.7	$99.97	10,892	$99.97
	5,141,112			5,141,112

During the year ended December 31, 2017, the Company issued 1,403,149 shares of common stock in connection with the exercise of warrants for proceeds of $4.5 million. In addition, during the year ended December 31, 2017, the Company issued 144,164 shares of common stock in connection with the cashless exercise of warrants to purchase 261,083 shares of common stock.

The total intrinsic value of warrants exercised during the year ended December 31, 2017 and the nine months ended December 31, 2016 was $7.1 million and $3.2 million, respectively.

Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (collectively the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of December 31, 2017, the Company had 1,339,909 shares available for future awards under the 2015 Plan.

During the year ended December 31, 2017 and the nine-month transition period ended December 31, 2016, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following assumptions:

	December 31, 2017	December 31, 2016
Expected life (years)	5.3 – 6.6	6.0 – 6.1
Risk-free interest rate	1.79% - 2.23%	1.17% - 2.09%
Volatility	111% - 115%	113% - 118%
Dividend yield	0%	0%

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

We recognize stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that ultimately vest.

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Year Ended December 31,	Nine Months Ended December 31,
	2017	2016

Cost of revenues	$43,349	$18,355
General and administrative	2,689,496	1,791,981
Sales and marketing	723,648	510,078
Engineering and development	91,288	8,589
	$3,547,781	$2,329,003

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2016	3,999,325	$4.44
Granted (weighted-average fair value of $1.62 per share)	892,774	1.89
Exercised	-	-
Forfeited	(294,799)	3.28
Expired	(84,750)	4.61
Outstanding — December 31, 2016	4,512,550	$4.01
Granted (weighted-average fair value of $3.85 per share)	1,176,300	4.59
Exercised	(209,456)	3.09
Forfeited	(101,199)	3.04
Expired	(55,357)	7.89
Outstanding — December 31, 2017	5,322,858	$4.16	7.7	$23,718,000
Vested (exercisable) — December 31, 2017	2,871,876	$4.16	7.1	$12,751,500
Expected to vest after December 31, 2017 (unexercisable)	2,450,982	$4.16	8.4	$10,966,500

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the common stock on December 31, 2017, which was $8.59 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2017:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.08 – 2.66	920,102	7.9	$1.88	430,510	$1.98
$3.00 – 3.96	1,976,705	7.8	$3.20	1,020,669	$3.17
$4.80 – 4.92	835,628	7.3	$4.77	587,815	$4.77
$5.00 – 6.65	956,471	7.6	$5.09	541,682	$5.06
$7.80 – 7.89	442,451	7.4	$7.80	278,699	$7.80
$8.20 – 22.68	191,501	9.4	$9.34	12,501	$12.02
	5,322,858			2,871,876

As of December 31, 2017, there was unrecognized compensation expense of $7.4 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.4 years.

The total intrinsic value of options exercised during the year ended December 31, 2017 was $797,600.

Note 11. Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are shown below:

	December 31, 2017	December 31, 2016
	(000’s)
Deferred tax assets:
Net operating loss carryforward	$15,307	$20,668
Research credits	100	56
Expenses recognized for granting of options and warrants	2,014	2,316
Accrued expenses and reserves	41	43
Valuation allowance	(17,462)	(23,083)
	$—	$—

Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The provision for income taxes differs from that computed using the federal statutory rate applied to income before taxes as follows:

	December 31, 2017	December 31, 2016
	(000’s)
Computed tax benefit at federal statutory rate	$(2,684)	$(3,535)
State tax, net of federal benefit	(277)	(196)
Stock compensation	503	607
Warrant inducement and repricing costs	—	1,426
Permanent items and other	56	41
Tax Cuts and Jobs Act	8,032	—
Valuation allowance	(5,625)	1,663
	$5	$6

At December 31, 2017, the Company has federal and state net operating loss carryforwards of approximately $58,490,000 and $46,573,000 which will begin to expire in 2019, unless previously utilized, and as of 2012 have already begun to expire for state carryforwards. At December 31, 2017, the Company has federal and California research and development tax credits of approximately $53,000 and $45,000, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date. The California New Jobs Credit will begin to expire in 2018.

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

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	Federal		State
	December 31,		December 31,
	2017	2016	2017	2016
Unrecognized tax positions, beginning of period	-	-	-	-
Gross increase – current period tax positions	7	-	7	-
Gross decrease – prior period tax positions	-	-	-	-
Gross increase – prior period tax positions	6	-	4	-
Expiration of statute of limitations	-	-	-	-
Unrecognized tax positions, end of period	$13	$-	$11	$-

If recognized, none of the unrecognized tax positions would impact the Company's income tax benefit or effective tax rate as long as the Company's deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $8.0 million. Due to the Company's full valuation allowance position, there was no net impact on the Company's income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

Due to uncertainties which currently exist in the interpretation of the provisions of the Tax Act regarding Internal Revenue Code Section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Tax Act on its consolidated financial statements.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2017. There was no net impact on the Company's consolidated financial statements for the year ended December 31, 2017 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

Note 12. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data is as follows ($ in ‘000’s):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2017
Total revenues	$2,712	$2,917	$3,003	$3,322
Gross margin	$1,253	$1,393	$1,606	$1,713
Loss from operations	$(1,769)	$(1,864)	$(1,988)	$(2,271)
Net loss	$(1,789)	$(1,860)	$(1,980)	$(2,270)
Net loss per share attributable to common stockholders - basic and diluted	$(0.10)	$(0.08)	$(0.08)	$(0.09)

Nine months ended December 31, 2016
Total revenues	$—	$1,918	$1,977	$2,229
Gross margin	$—	$782	$797	$941
Loss from operations	$—	$(1,979)	$(2,161)	$(2,002)
Net loss	$—	$(3,935)	$(2,184)	$(4,284)
Net loss per share attributable to common stockholders - basic and diluted	$—	$(0.28)	$(0.14)	$(0.25)

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the periods shown.

Note 13. Subsequent Event

February 2018 Tender Offer

On February 8, 2018, we completed an exchange offer with respect to the Company’s outstanding warrants to purchase one share of common stock at an exercise price of $3.57 per share (the “Original Warrants”). Through February 2, 2018, we offered holders of the Original Warrants the opportunity to exchange such Original Warrants for an equal number of warrants to purchase one share of common stock at an exercise price of $3.00 per share (the “New Warrants”), conditioned upon the immediate exercise of such New Warrants.

Pursuant to the February 2018 Tender Offer, warrants to purchase 1,580,388 shares of the Company’s common stock were tendered by holders of warrants and were amended and exercised in connection therewith, resulting in the issuance by the Company of an aggregate of 1,580,388 shares of its common stock for aggregate gross proceeds of $4.7 million.

The Original Warrants were issued (i) in July 2015 in connection with the Company’s registered public offering of 2,090,750 units (each unit consisting of one share of the Company’s common stock and one Original Warrant), and (ii) in January 2016 in connection with the mandatory exchange of all of the Company’s outstanding Class A Convertible Preferred Stock and Class B Convertible Preferred Stock into 4,977,038 units (each unit consisting of one share of the Company’s common stock and one Original Warrant). As of January 2, 2018, 3,836,793 Original Warrants were outstanding.

The terms of the New Warrants included (i) an exercise price of $3.00 per share and (ii) an exercise period that expired concurrently with the expiration of the Offer at 5:00 p.m. (Eastern Time) on February 2, 2018 (the “Expiration Date”). In addition, the shares issuable upon exercise of the New Warrants (the “New Warrant Shares”) are subject to a 60-day lock-up period.

The purpose of the Offer was to raise funds to support the Company’s growth plans by providing the holders of the Original Warrants an incentive to exchange their Original Warrants for New Warrants and exercise the New Warrants to purchase shares of the Company’s common stock at a reduced exercise price as compared to the Original Warrants. The Company received all of the proceeds from the immediate exercise of the New Warrants, which will be used by the Company for business growth, including as working capital and for other general corporate purposes.

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount will be included in warrant inducement and repricing expense in the consolidated statement of operations for the three months ended March 31, 2018. In connection with this offering, the Company incurred $99,400 in estimated offering costs that will be offset against the proceeds from this offering.

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

E-1

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

E-2

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

E-3

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

E-4