Form 10-Q
period 2018-03-31
Cryoport, Inc.
filed 2018-05-03
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of April 30, 2018 there were 27,679,684 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,993,994	$15,042,189
Accounts receivable, net of allowance for doubtful accounts of $70,000	2,385,904	1,625,476
Inventories	121,926	114,796
Prepaid expenses and other current assets	541,462	516,427

Total current assets	22,043,286	17,298,888
Property and equipment, net	2,572,298	2,511,174
Intangible assets, net	105,996	90,646
Deposits	363,403	363,403

Total assets	$25,084,983	$20,264,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,345,047	$1,232,975
Accrued compensation and related expenses	1,074,532	925,514
Deferred revenue	23,073	26,654

Total current liabilities	2,442,652	2,185,143
Deferred rent liability	189,054	192,202

Total liabilities	2,631,706	2,377,345

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,593,118 and 25,701,924 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	27,593	25,702
Additional paid-in capital	156,541,327	149,293,947
Accumulated deficit	(134,115,643)	(131,432,883)

Total stockholders’ equity	22,453,277	17,886,766

Total liabilities and stockholders’ equity	$25,084,983	$20,264,111

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues	$4,023,189	$2,712,234
Cost of revenues	1,838,826	1,458,737
Gross margin	2,184,363	1,253,497
Operating costs and expenses:
General and administrative	2,068,510	1,703,032
Sales and marketing	1,584,428	1,069,935
Engineering and development	329,730	249,843
Total operating costs and expenses	3,982,668	3,022,810
Loss from operations	(1,798,305)	(1,769,313)
Other income (expense):
Interest expense	—	(15,667)
Warrant inducement and repricing expense	(899,410)	—
Other income, net	15,768	—
Loss before provision for income taxes	(2,681,947)	(1,784,980)
Provision for income taxes	(813)	(4,231)
Net loss	$(2,682,760)	$(1,789,211)
Net loss per share – basic and diluted	$(0.10)	$(0.10)
Weighted average shares outstanding – basic and diluted	26,774,179	17,604,283

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(2,682,760)	$(1,789,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,834	131,551
Amortization of debt discounts and deferred financing costs	—	6,130
Stock-based compensation expense	1,049,510	770,442
Warrant inducement and repricing expense	899,410	—
Loss on disposal of property and equipment	20,585	17,238
Changes in operating assets and liabilities:
Accounts receivable	(760,428)	(272,370)
Inventories	(7,130)	18,539
Prepaid expenses and other current assets	(25,035)	(34,500)
Accounts payable and other accrued expenses	105,343	329,514
Accrued compensation and related expenses	149,018	(5,413)
Accrued interest	—	(1,843)
Net cash used in operating activities	(1,063,653)	(829,923)
Cash Flows From Investing Activities:
Purchases of property and equipment	(269,543)	(631,082)
Patent and trademark costs	(15,350)	(10,199)
Net cash used in investing activities	(284,893)	(641,281)
Cash Flows From Financing Activities:
Proceeds from the public offering, net of offering costs	—	11,571,914
Proceeds from February 2018 tender offer, net of offering costs	4,641,807	—
Proceeds from exercise of stock options and warrants	658,544	—
Repayment of related-party notes payable	—	(92,379)
Net cash provided by financing activities	5,300,351	11,479,535
Net change in cash and cash equivalents	3,951,805	10,008,331
Cash and cash equivalents — beginning of period	15,042,189	4,524,529
Cash and cash equivalents — end of period	$18,993,994	$14,532,860
Supplemental Disclosure of Non-Cash Financing Activities:
Offering costs included in additional paid-in capital and accounts payable and other accrued expenses	$—	$165,990

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at March 31, 2018 and December 31, 2017 due to their short-term nature.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit insurance coverage limits up to $250,000 per owner. At March 31, 2018, the Company had cash balances of approximately $18.7 million which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2018 and December 31, 2017 are net of reserves for doubtful accounts of $70,000. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There was no single customer that owed us more than 10% of net accounts receivable at March 31, 2018 and December 31, 2017.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the three months ended March 31, 2018 and 2017, the Company had revenues from foreign customers of approximately $528,200 and $282,200, respectively, which constituted approximately 13.1% and 10.4%, respectively, of total revenues. No single customer generated over 10% of total revenues during the three months ended March 31, 2018 and 2017.

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

Property and Equipment

The Company provides shipping containers (“Shippers”) to its customers and charges a fee in exchange for the use of the Shipper. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the Shipper over a period of time. The Company retains the title to the Shippers and provides its customers the use of the Shipper for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the Shipper is returned to the Company. As a result, the Company classifies the Shippers as property and equipment for the per-use Shipper program.

Property and equipment are recorded at cost. Shippers and data loggers, which comprise 42% and 47% of the Company’s net property and equipment balance at March 31, 2018 and December 31, 2017, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2018.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the debt instruments and equity financings. Deferred financing costs related to the issuance of debt are netted against the debt balance and are amortized over the term of the financing instrument using the effective interest method while offering costs from equity financings are netted against the gross proceeds received from the equity financings.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2018 and December 31, 2017, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2018, the Company is no longer subject to U.S. federal examinations for years before 2014 and for California franchise and income tax examinations for years before 2013. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

Revenue Recognition

See Note 7.

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

The Company accounts for forfeitures of unvested awards as they occur. The Company’s stock-based compensation plans are discussed further in Note 6.

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

Basic and Diluted Net Loss Per Share

We calculate basic and diluted net loss per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net loss used in this calculation for deemed dividends and cumulative preferred stock dividends (if any), whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods.

The following shows the amounts used in computing net loss per share for the three months ended March 31:

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,682,760)	$(1,789,211)
Weighted average common shares issued and outstanding - basic and diluted	26,774,179	17,604,283
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.10)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock options	2,753,544	429,036
Warrants	3,261,763	246,643
	6,015,307	675,679

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance, including industry-specific guidance. Subsequent to the issuance of ASU No. 2014-09, the FASB clarified the guidance through several Accounting Standards Updates; hereinafter the collection of revenue guidance is referred to as “Topic 606.” Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Company adopted Topic 606 on January 1, 2018 using the modified retrospective transition method; accordingly, Topic 606 has been applied to the fiscal 2018 financial statements and disclosures going forward, but the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of Topic 606 to be immaterial to our operating results on an ongoing basis. See Note 7, “Revenue Recognition,” for additional details on this implementation and the required disclosures.

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

Note 4. Commitments and Contingencies

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

Note 5. Stockholders’ Equity

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

Common Stock Issued for Services

During the three months ended March 31, 2018, 1,938 shares of common stock with a fair value of $17,500 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of March 31, 2018, approximately 9.1 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	5,869,384
Exercise of warrants	3,267,393
Total shares of common stock reserved for future issuances	9,136,777

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the consolidated statement of operations for the three months ended March 31, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that are offset against the proceeds from this offering.

Note 6. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2017	5,141,112	$4.09
Issued	—	—
Exercised	(1,866,967)	3.23
Expired	(6,752)	101.35
Outstanding — March 31, 2018	3,267,393	$4.11	1.9	$15,030,000
Vested (exercisable) — March 31, 2018	3,267,393	$4.11	1.9	$15,030,000

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on March 31, 2018, which was $8.60 per share.

The total intrinsic value of warrants exercised during the three months ended March 31, 2018 was $10.1 million.

 Stock Options

We have four stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, and the 2011 Plan (the “Prior Plans”) have been superseded by the 2015 Plan. In October 2015, the stockholders approved the 2015 Plan for 5,000,000 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2015 Plan. As of March 29, 2018, the Company had 628,196 shares available for future awards under the 2015 Plan.

During the three months ended March 31, 2018, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.9 – 7.0
Risk-free interest rate	2.6% – 2.7%
Volatility	107% – 110%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017

Cost of revenues	$35,457	$6,824
General and administrative	727,723	602,919
Sales and marketing	229,565	157,802
Engineering and development	56,765	2,897
	$1,049,510	$770,442

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2017	5,322,858	$4.16
Granted (weighted-average fair value of $7.24 per share)	700,900	8.66
Exercised	(132,937)	2.90
Forfeited	(21,437)	7.72
Outstanding — March 31, 2018	5,869,384	$4.71	7.8	$22,992,400
Vested (exercisable) — March 31, 2018	3,054,050	$4.23	6.9	$13,388,300
Expected to vest after March 31, 2018 (unexercisable)	2,815,334	$5.24	8.6	$9,470,000

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on March 29, 2018, which was $8.60 per share.

As of March 31, 2018, there was unrecognized compensation expense of $11.3 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.0 years.

The total intrinsic value of options exercised during the three months ended March 31, 2018 was $902,000.

Note 7. Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which modifies how all entities recognize revenue. Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 on January 1, 2018 using the modified retrospective transition method. The adoption of Topic 606 did not have a material effect on our financial statements or results of operations, and no cumulative catch-up adjustment to the opening balance of retained earnings was required. We used the related practical expedients that allow us to not disclose the transaction price allocated to remaining unsatisfied obligations and an explanation of when we expect to recognize the related revenue.

Revenues are recognized when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Nature of Goods and Services

The Company provides Shippers to its customers and charges a fee in exchange for the use of the Shipper under long-term agreements with customers. The Company’s arrangements convey to the customers the right to use the Shippers over a period of time. The Company retains title to the Shippers and provides its customers the use of the Shipper for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the Shipper is returned to the Company.

The vast majority of our revenues are covered under long-term agreements. We have determined that individual Statements of Work (“SOW”), whose terms and conditions taken with a Master Services Agreement (“MSA”), create the Topic 606 contracts which are generally short-term in nature (e.g., 15-day shipping cycle). Our agreements (including SOWs) generally do not have multiple performance obligations and, therefore, do not require an allocation of a single price amongst multiple goods or services.  Prices under these agreements are generally fixed. The Company recognizes revenue for the use of the shipper at the time of the delivery of the shipper to the end user of the enclosed materials, and at the time that collectability is probable.

The Company also provides logistics support and management to some customers, which may include onsite logistics personnel. Revenue is recognized for these services as services are rendered over time and at the time that collectability is probable.

Revenue Disaggregation

The Company operates in one reportable segment and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in 000’s)

Biopharmaceutical	$3,282	$2,022
Reproductive medicine	502	418
Animal health	239	272

Total revenues	$4,023	$2,712

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met, which is when the Shipper has been delivered. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred physical possession of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the asset.

For arrangements under which the Company provides logistics support and management to the customer, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement.

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products pursuant to the accounting policy election allowed under Topic 606. Accordingly, the Company records amounts billed for shipping and handling as a component of revenue. Shipping and handling fees and costs are included in cost of revenues in the accompanying condensed consolidated statements of operations.

Significant Payment Terms

Pursuant to the Company’s contracts with its customers, amounts billed for services or products delivered by the Company are typically due and payable in full within 15 days from the date of the invoice (except for any amounts disputed by the customer in good faith). Accordingly, the Company determined that its contracts with customers do not include extended payment terms or a significant financing component.

Variable Consideration

In some cases, the nature of the Company’s contracts may give rise to variable consideration, including discounts and allowances or other similar items that generally decrease the transaction price.

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Revenues are recorded net of variable consideration, such as discounts and allowances.

Warranties

The Company’s products and services are provided on an “as is” basis and no warranties are included in the contracts with customers. Also, the Company does not offer separately priced extended warranty or product maintenance contracts.

Contract Assets

Typically, we invoice the customer and recognize revenue once we have satisfied our performance obligation. Accordingly, our contract assets comprise accounts receivable. Generally, we do not have material amounts of other contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $23,100 and $26,700 at March 31, 2018 and December 31, 2017, respectively.

Practical Expedients and Exemptions

We have elected the following practical expedients allowed under Topic 606:

•	Payment terms with our customers, which are one year or less, are not considered a significant financing component.

•	Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales and are not considered a performance obligation to our customers.

•	Our performance obligations on our orders are generally satisfied within one year from a given reporting date and, therefore, we omit disclosure of the transaction price allocated to remaining performance obligations on open orders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q, the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary, Cryoport Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2018 (unaudited) and the consolidated balance sheet as of December 31, 2017 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for year ended December 31, 2017 and the nine months ended December 31, 2016 included in the Company’s Form 10-K for the year ended December 31, 2017.

General Overview

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

•	“Consulting Services,” giving clients an opportunity to leverage our in-house talent to: design custom logistics plans, perform lane assessment, lane validation, carrier validation; design custom packaging and validation, permitting clinical trial logistics design; commercial launch planning; systems integration; and end user training.

•	“Laboratory Relocation,” For large moves, we use redundant temperature-controlled shippers and environmentally controlled trucks. A long with our logistics partners we ensure the integrity of client materials during all logistics phases, including loading, transport, unloading and placement. Our service includes lane and carrier permitting and validation. Our large sample capacity Cryoport Express™ CryoMax™ Shipper has a holding time of up to 20 days and includes the benefit of our real time SmartPak II™ Condition Monitoring System, which supplies monitoring information to our Cryoportal™ Logistic Management Platform, providing Live View information on the client’s transport. Employing our 24/7/365 client support team to actively monitoring shipments and mitigate risk ensures safe shipping and relocation of samples.

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings. “powered by CryoportSM” appears prominently on the offering software interface and packaging. This option for the client to private labele its service is available upon committing to certain requirements for private labeling, such as minimum annual shipping volumes.

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

We take pride in being a “green” company; we consider it to be a competitive advantage. All materials use by Cryoport are recyclable and/or reusable. We take our responsibility toward the environment quite seriously.

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

Recent Developments

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

The terms of the New Warrants included (i) an exercise price of $3.00 per share and (ii) an exercise period that expired concurrently with the expiration of the Offer at 5:00 p.m. (Eastern Time) on February 2, 2018 (the “Expiration Date”). In addition, the shares issuable upon exercise of the New Warrants (the “New Warrant Shares”) were subject to a 60-day lock-up period.

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the consolidated statement of operations for the three months ended March 31, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that are offset against the proceeds from this offering.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in 000’s)

Revenues	$4,023	$2,712	$1,311	48.3%
Cost of revenues	(1,839)	(1,459)	(380)	26.1%

Gross margin	2,184	1,253	931	74.3%
General and administrative	(2,069)	(1,703)	(366)	21.5%
Sales and marketing	(1,584)	(1,070)	(514)	48.1%
Engineering and development	(330)	(249)	(81)	32.0%
Interest expense	—	(16)	16	(100)%
Warrant inducement and repricing expense	(899)	—	(899)	100%
Other expense, net	16	—	16	100%
Provision for income taxes	(1)	(4)	3	(80.8)%

Net loss	$(2,683)	$(1,789)	$(894)	49.9%

Total revenues

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$3,282	$2,022	$1,260	62.3%
Reproductive medicine	502	418	84	20.1%
Animal health	239	272	(33)	(12.1)%

Total revenues	$4,023	$2,712	$1,311	48.3%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $1.3 million or 48.3% to $4.0 million for the three months ended March 31, 2018, as compared to $2.7 million for the three months ended March 31, 2017. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $1.3 million or 62.3%, to $3.3 million for the quarter compared to $2.0 million in the same quarter last year. During the three months ended March 31, 2018, we added approximately 24 new biopharma clients and supported 236 clinical trials compared to 139 clinical trials supported during the same period in 2017. The number of Phase III clinical trials supported increased to 31 trials during the three months ended March 31, 2018 as compared to 17 trials during the same period in 2017. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 20.1% for the three months ended March 31, 2018, as compared to the same period in 2017. This increase was driven by a 29.1% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns, including the launch of a new website supporting the CryoStork(SM) cryogenic logistics solutions offering and was partially offset by a 3.8% decrease in revenues in the international markets. Our revenues from animal health decreased 12.1% for the three months ended March 31, 2018, as compared to the same period in 2017. primarily as a result of a temporary pause of a trial from one of our animal health customers.

Gross margin and cost of revenues. Gross margin for the three months ended March 31, 2018 was 54.3% of revenues, as compared to 46.2% of revenues for the three months ended March 31, 2017. The increase in gross margin by almost eight percentage points is primarily due to economies of scale resulting from the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $380,100, or 26.1%, to $1.8 million for the three months ended March 31, 2018, as compared to $1.5 million in the same period in 2017. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $365,500 for the three months ended March 31, 2018 or 21.5% as compared to the same period in 2017. This increase is primarily due to an increase of stock-based compensation of $124,700, an increase in salaries and associated employee costs of $106,900, an increase in public company related expenses of $70,600 including legal fees, an increase in facility costs of $65,200, an increase in patent and trademark legal fees of $35,600, and an increase in insurance premiums of $17,700. These increases were partially offset by a decrease of $42,900 for financial consulting services incurred in 2017.

Sales and marketing. Sales and marketing expenses increased $514,500 or 48.1% is primarily due to an increase in salaries and associated employee costs of $322,200 which includes recruiting fees of $29,900 for the expansion of our European sales force and domestic logistics force, an increase in stock-based compensation of $76,700, an increase in trade shows of $50,600, an increase in travel and lodging expense of $29,200, and an increase in marketing and advertising promotions of $26,300.

Engineering and development expenses. Engineering and development expenses increased $79,900 or 32.0% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase is primarily due to $138,800 in wages and associated employee costs to add a software development product manager, senior engineer and Chief Technology Officer, an increase in stock-based compensation of $53,400, an increase in facility costs of $23,100 and an increase in travel and lodging of $8,200. These increases were partially offset by a reduction of $108,400 in testing expenses, and $45,400 in software maintenance expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Warrant inducement and repricing expense. Warrant inducement and repricing expense increased $899,400 for the three months ended March 31, 2018 which was due to the repricing of certain warrants for the tender offer that was completed in February 2018.

Interest expense. Interest expense decreased $15,700 for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Interest expense for the three months ended March 31, 2017 included amortization of the debt discount on the related-party notes of $6,100 and the stated interest expense of $9,600.

Other income, net. The other income, net for the three months ended March 31, 2018 is primarily due to interest income on our cash balance.

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash and cash equivalents of $19.0 million and working capital of $19.6 million. Historically, we have financed our operations primarily through sales of our equity securities.

For the three months ended March 31, 2018, we used $1.1 million of cash for operations primarily as a result of the net loss of $2.7 million offset by non-cash expenses of $2.2 million primarily comprised of depreciation and amortization, stock-based compensation expense, warrant inducement and repricing expense and loss on disposal of fixed assets. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $760,400 as a result of an increase in sales offset by an increase in accounts payable and other accrued expenses and accrued compensation of $254,400.

Net cash used in investing activities of $284,900 during the three months ended March 31, 2018 was primarily due to the capitalization of software development costs for our CryoportalTM Logistics Management Platform, additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems and computer equipment as well as legal expenses incurred for trademark applications.

Net cash provided by financing activities totaled $5.3 million during the three months ended March 31, 2018, which resulted from net proceeds of $4.6 million from the February 2018 warrant tender offer and proceeds from the exercise of stock options and warrants of $658,500.

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

Off-balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business and by the nature of our global operations, we are exposed to risks associated with foreign currency exchange rate fluctuations relating to payments we make to vendors and employees based in Europe.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2017, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cryoport, Inc.

Dated: May 3, 2018

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
Chief Executive Officer

Dated: May 3, 2018

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer

