Form 10-Q
period 2018-06-30
Cryoport, Inc.
filed 2018-08-09
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 3, 2018 there were 28,569,672 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,011,137	$15,042,189

Accounts receivable, net of allowance for doubtful accounts of $105,000 and $70,000, respectively	3,618,929	1,625,476

Inventories	97,290	114,796
Prepaid expenses and other current assets	502,617	516,427

Total current assets	24,229,973	17,298,888

Property and equipment, net	3,038,618	2,511,174

Intangible assets, net	117,818	90,646

Deposits	351,844	363,403

Total assets	$27,738,253	$20,264,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$2,210,955	$1,232,975

Accrued compensation and related expenses	902,919	925,514

Deferred revenue	19,106	26,654

Total current liabilities	3,132,980	2,185,143

Deferred rent liability	183,557	192,202
Total liabilities	3,316,537	2,377,345

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,450,653 and 25,701,924 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	28,451	25,702
Additional paid-in capital	160,979,798	149,293,947

Accumulated deficit	(136,586,533)	(131,432,883)

Total stockholders’ equity	24,421,716	17,886,766

Total liabilities and stockholders’ equity	$27,738,253	$20,264,111

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$4,627,011	$2,917,378	$8,650,200	$5,629,612
Cost of revenues	2,123,304	1,524,189	3,962,130	2,982,926
Gross margin	2,503,707	1,393,189	4,688,070	2,646,686

Operating costs and expenses:
General and administrative	2,668,845	1,789,514	4,737,355	3,492,546
Sales and marketing	1,851,456	1,236,833	3,435,884	2,306,768
Engineering and development	448,591	230,736	778,321	480,579

Total operating costs and expenses	4,968,892	3,257,083	8,951,560	6,279,893

Loss from operations	(2,465,185)	(1,863,894)	(4,263,490)	(3,633,207)
Other income (expense):
Interest expense	—	(26)	—	(15,693)
Warrant inducement and repricing expense	—	—	(899,410)	—
Other income, net	7,120	3,463	22,888	3,463

Loss before provision for income taxes	(2,458,065)	(1,860,457)	(5,140,012)	(3,645,437)
Provision for income taxes	(12,825)	—	(13,638)	(4,231)

Net loss	$(2,470,890)	$(1,860,457)	$(5,153,650)	$(3,649,668)

Net loss per share – basic and diluted	$(0.09)	$(0.08)	$(0.19)	$(0.18)

Weighted average shares outstanding – basic and diluted	27,808,873	23,965,825	27,294,384	20,802,628

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(5,153,650)	$(3,649,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379,193	307,905
Amortization of debt discounts and deferred financing costs	—	6,130
Stock-based compensation expense	2,495,239	1,565,001
Warrant inducement and repricing expense	899,410	—
Loss on disposal of property and equipment	62,446	49,840
Provision for bad debt	35,675	1,636
Changes in operating assets and liabilities:
Accounts receivable	(2,029,128)	(56,888)
Inventories	17,506	16,878
Prepaid expenses and other assets	25,369	(22,010)
Accounts payable and other accrued expenses	961,787	205,633
Accrued compensation and related expenses	(22,595)	179,291
Accrued interest	—	(1,843)
Net cash used in operating activities	(2,328,748)	(1,398,095)

Cash Flows From Investing Activities:
Purchases of property and equipment	(969,083)	(1,022,321)
Patent and trademark costs	(27,172)	(24,728)
Net cash used in investing activities	(996,255)	(1,047,049)

Cash Flows From Financing Activities:
Proceeds from the public offering, net of offering costs	—	11,405,924
Proceeds from February 2018 tender offer, net of offering costs	4,641,807	—
Proceeds from exercise of stock options and warrants	3,652,144	25,438
Repayment of related-party notes payable	—	(656,221)
Net cash provided by financing activities	8,293,951	10,775,141

Net change in cash and cash equivalents	4,968,948	8,329,997
Cash and cash equivalents — beginning of period	15,042,189	4,524,529
Cash and cash equivalents — end of period	$20,011,137	$12,854,526

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at June 30, 2018 and December 31, 2017 due to their short-term nature.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) with basic deposit insurance coverage limits up to $250,000 per owner. At June 30, 2018, the Company had cash balances of approximately $19.8 million which exceeded the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at June 30, 2018 and December 31, 2017 are net of reserves for doubtful accounts of $105,000 and $70,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of June 30, 2018, there was one customer that accounted for 31.7% of net accounts receivable. There was no other single customer that owed us more than 10% of net accounts receivable at June 30, 2018 and December 31, 2017.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the six months ended June 30, 2018 and 2017, the Company had revenues from foreign customers of approximately $894,000 and $714,600, respectively, which constituted approximately 10.3% and 12.7%, respectively, of total revenues. For the six months ended June 30, 2018, there was one customer that accounted for 15.1% of total revenues. No other single customer generated over 10% of total revenues during the six months ended June 30, 2018 and 2017.

During the three months ended June 30, 2018 and 2017, the Company had revenues from foreign customers of approximately $365,800 and $365,300, respectively, which constituted approximately 7.9% and 12.5%, respectively, of total revenues. For the three months ended June 30, 2018, there was one customer that accounted for 21.0% of total revenues. No other single customer generated over 10% of total revenues during the three months ended June 30, 2018 and 2017.

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

Property and equipment are recorded at cost. Shippers and data loggers, which comprise 36% and 47% of the Company’s net property and equipment balance at June 30, 2018 and December 31, 2017, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2018.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2018 and December 31, 2017, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2018, the Company is no longer subject to U.S. federal examinations for years before 2014 and for California franchise and income tax examinations for years before 2013. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Basic and Diluted Net Loss Per Share

We calculate basic and diluted net loss per share attributable to common stockholders using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss used in this calculation for deemed dividends and cumulative preferred stock dividends (if any), whether they are earned or not during the period. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt and convertible preferred stock outstanding during the periods.

The following shows the amounts used in computing net loss per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,470,890)	$(1,860,457)	$(5,153,650)	$(3,649,668)

Weighted average common shares issued and outstanding - basic and diluted	27,808,873	23,965,825	27,294,384	20,802,628

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.08)	$(0.19)	$(0.18)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	3,228,636	506,192	2,985,721	513,746
Warrants	1,543,052	875,947	1,460,316	875,947
	4,771,688	1,382,139	4,446,036	1,389,693

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

We have no assets or liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718,“Compensation – Stock Compensation”, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers”. which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods therein with a modified retrospective transition. Management is currently evaluating the impact this standard will have on our consolidated financial statements.

Note 4. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, research and development, and logistics facilities in Irvine, California under an operating lease expiring February 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease 8,100 square feet of logistics facilities in Livingston, New Jersey under an operating lease expiring December 2024, subject to our option to extend the lease for an additional five-year period. The initial base rent is approximately $7,600 per month. In addition, we lease 7,600 square feet of logistics facilities in Hoofddorp, The Netherlands under an operating lease expiring March 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $4,500 per month. These lease agreements contain certain scheduled annual rent increases which will be accounted for on a straight-line basis.

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

The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of California and Nevada. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility. The duration of the guarantees and indemnities varies and is generally tied to the life of the agreement.

Note 5. Stockholders’ Equity

Authorized Stock

The Company has 100,000,000 authorized shares of common stock with a par value of $0.001 per share.

In September 2011, our stockholders approved an amendment to the Amended and Restated Articles of Incorporation to authorize a class of undesignated or "blank check" preferred stock, consisting of 2,500,000 shares at $0.001 par value per share. Shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions to be fixed by the Board of Directors. In May 2014, the Company designated 800,000 shares of the authorized preferred stock as Class A Convertible Preferred Stock. In February 2015, the Company designated 400,000 shares of the Company’s authorized preferred stock as Class B Convertible Preferred Stock. In April 2015, the Company increased the number shares of Class B Convertible Preferred Stock from 400,000 shares to 585,000 shares. In May 2018, the shareholders approved an increase in the number of authorized common shares from 50,000,000 shares to 100,000,000 shares.

Common Stock Issued for Services

During the six months ended June 30, 2018, 3,095 shares of common stock with a fair value of $35,000 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of June 30, 2018, approximately 8.4 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	5,950,759
Exercise of warrants	2,463,591

Total shares of common stock reserved for future issuances	8,414,350

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the consolidated statement of operations for the six months ended June 30, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that were offset against the proceeds from this offering.

Note 6. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2017	5,141,112	$4.09
Issued	—	—
Exercised	(2,664,460)	3.49
Expired	(13,061)	57.52

Outstanding — June 30, 2018	2,463,591	$4.10	1.8	$29,049,400

Vested (exercisable) — June 30, 2018	2,463,591	$4.10	1.8	$29,049,400

Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on June 29, 2018, which was $15.78 per share.

The total intrinsic value of warrants exercised during the six months ended June 30, 2018 was $17.5 million.

 Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuance up to 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of June 30, 2018, the Company had 4,168,567 shares available for future awards under the 2018 Plan.

During the six months ended June 30, 2018, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.3 – 7.0
Risk-free interest rate	2.6% - 2.9%
Volatility	97.7% – 110%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cost of revenues	$57,947	$11,699	$93,404	$18,523
General and administrative	1,007,090	614,190	1,734,813	1,217,109
Sales and marketing	303,766	163,273	533,331	321,075
Engineering and development	76,926	5,397	133,691	8,294
	$1,445,729	$794,559	$2,495,239	$1,565,001

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2017	5,322,858	$4.16
Granted (weighted-average fair value of $7.31 per share)	937,900	8.87
Exercised	(227,495)	3.35
Forfeited	(82,504)	7.88

Outstanding — June 30, 2018	5,950,759	$4.88	7.6	$64,854,100

Vested (exercisable) — June 30, 2018	3,334,656	$4.32	6.8	$38,236,600

Expected to vest after June 30, 2018 (unexercisable)	2,616,103	$5.61	8.6	$26,617,500

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 29, 2018, which was $15.78 per share.

As of June 30, 2018, there was unrecognized compensation expense of $11.2 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.8 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2018 was $1.6 million.

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

Revenue Disaggregation

The Company operates in one reportable segment and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in 000’s)		($ in 000’s)

Biopharmaceutical	$3,849	$2,229	$7,131	$4,252
Reproductive medicine	499	426	1,001	844
Animal health	279	262	518	534

Total revenues	$4,627	$2,917	$8,650	$5,630

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met, which is when the Shipper has been delivered. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred physical possession of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $19,100 and 26,700 at June 30, 2018 and December 31, 2017, respectively.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2018 (unaudited) and the consolidated balance sheet as of December 31, 2017 (audited) and the related unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for year ended December 31, 2017 and the nine months ended December 31, 2016 included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Cryoport is the global market leader in providing reliable and comprehensive temperature-controlled logistics solutions for the life sciences industry, with a primary focus on cryogenic logistics. Our advanced technologies and dedicated personnel allow us to continue to expand our services footprint with a growing suite of services, products and competencies for the life sciences industry, which currently include: information technology, packaging, real-time monitoring, analytics, logistics distribution, consulting, laboratory relocation, fleet management, embedded logistics support, validation services (especially for shipping lanes and packaging), etc. A sample of our client facing, value-added competencies addressing client requirements are as follows:

•	“Personalized Medicine and Cell-based Immunotherapy Solution,” designed for autologous therapies in which our Cryoport Express® Solutions serve as an enabling technology for the safe and efficient transportation of leukapheresis or apheresis blood products as well as the manufactured autologous cellular-based immunotherapies by providing a comprehensive logistics solution for the verified “chain of condition” and “chain of custody” transport from, (a) the collection of the patient’s blood or cells in a hospital or point-of-care setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved delivery of these irreplaceable cells to a point-of-care treatment facility. If required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of the personalized medicine to the patient when and where the medical provider needs it, without the expense and inconvenience of on-sight, cryopreservation storage equipment.

•	“Embedded Solution,” which is our total outsource solution. It is our most comprehensive solution and involves our management of the entire cryogenic logistics process for our client using Cryoport technology and Cryoport employees working at the client’s location to manage the client’s temperature-controlled logistics needs, in total.

•	“Fleet Management,” which is our fleet management support service designed to reduce our clients upfront and recurring costs through optimized utilization of resources and minimization of equipment loss. We offer both complete and partial temperature-controlled outsourced fleet management services, including fleet evaluation and disposition (if required), inventory control, fleet maintenance and ongoing fleet requalification and validation.

•	“Packaging Development,” using "Design of Experiment" and "Quality by Design" processes, Cryoport can design, engineer and employ customized packaging and/or accessories to ensure effective distribution of our client’s critical commodities using our in-house team of packaging engineering competencies in the cryogenic, 2-8°C and other temperature-controlled ranges to meet or exceed our client’s specifications. This capability usually includes integration of our SmartPak II™ Condition Monitoring System and the accommodation of our Cryoportal™ Logistics Management Platform into our clients packaging configurations, providing full access to our advanced condition monitoring systems and logistics management support competencies.

•	“Consulting Services,” giving clients an opportunity to leverage our in-house talent to: design custom logistics plans, perform lane assessment, lane validation, carrier validation; design custom packaging and validation, permitting clinical trial logistics design; commercial launch planning; systems integration; and end user training.

•	“Laboratory Relocation,” For large moves, we use redundant temperature-controlled shippers and environmentally controlled trucks. A long with our logistics partners we ensure the integrity of client materials during all logistics phases, including loading, transport, unloading and placement. Our service includes lane and carrier permitting and validation. Our large sample capacity Cryoport Express™ CryoMax™ Shipper has a holding time of up to 20 days and includes the benefit of our real time SmartPak II™ Condition Monitoring System, which supplies monitoring information to our Cryoportal™ Logistic Management Platform, providing Live View information on the client’s transport. Employing our 24/7/365 client support team to actively monitoring shipments and mitigate risk ensures safe shipping and relocation of samples.

•	“powered by CryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings. “powered by CryoportSM” appears prominently on the offering software interface and packaging. This option for the client to private label its service is available upon committing to certain requirements for private labeling, such as minimum annual shipping volumes.

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

World Courier. In July 2018, we announced that World Courier, a part of AmerisourceBergen, will integrate Cryoport's full suite of temperature-controlled solutions into its global network. The integrated platform is expected to be offered through World Courier's global network of more than 140 company-owned offices operating across 50 countries, as well as directly through Cryoport's business development team. The agreement between World Courier and Cryoport is for an initial three-year period with an evergreen provision.

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

Cryoport Express® Solutions

Our Cryoport Express® Solutions are currently comprised primarily of our: Cryoport Express® Shippers, SmartPak IITM Condition Monitoring System, CryoportalTM Logistics Management Platform and extensive and specialized life sciences temperature-controlled logistics expertise. Cryoport Express® Solutions are, foremost, focused on improving the reliability of temperature-controlled logistics and, secondly, reducing our clients’ overall logistics costs. We accomplish this by providing complete end-to-end solutions for the transport and monitoring of biological or other materials requiring temperature-controlled logistics whether services are provided directly by Cryoport and/or through distribution partners, such as FedEx, UPS, DHL, World Courier or other specialty couriers.

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

Our tailored and complete end-to-end solutions for temperature-controlled logistics include logistics management, transport, monitoring, storage and data collection regarding temperature-controlled biological commodities and/or biopharmaceutical products shipped primarily through Cryoport’s logistics network, which includes specialty couriers, freight forwarders, brokers and other intermediaries or integrators. Certain parts of the intellectual property underlying our Cryoport Express® Solutions have been developed under exclusive and confidential contracts with outside development companies.

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

The Cryoportal™ Logistics Management Platform software platform has been developed as a “carrier-agnostic” system, allowing clients and the Cryoport Logistics Management team to work with any combination of integrators, freight forwarders, couriers and/or brokers depending on the specific requirements and/or client preferences. To increase operational efficiencies, the Cryoportal™ Logistics Management Platform is integrated with the tracking systems of FedEx, DHL and UPS and other key logistics providers. We anticipate further Cryoportal™ integrations with World Courier and other parties in 2018.

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the consolidated statement of operations for the six months ended June 30, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that were offset against the proceeds from this offering.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000’s)

Revenues	$4,627	$2,917	$1,710	58.6%
Cost of revenues	(2,123)	(1,524)	(599)	39.3%

Gross margin	2,504	1,393	1,111	79.7%
General and administrative	(2,669)	(1,789)	(880)	49.1%
Sales and marketing	(1,851)	(1,237)	(614)	49.7%
Engineering and development	(449)	(231)	(218)	94.4%
Other income, net	7	4	3	105.6%
Provision for income taxes	(13)	—	(13)	100%

Net loss	$(2,471)	$(1,860)	$(611)	32.8%

Total revenues

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$3,849	$2,229	$1,620	72.6%
Reproductive medicine	499	426	73	17.2%
Animal health	279	262	17	6.5%

Total revenues	$4,627	$2,917	$1,710	58.6%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $1.7 million or 58.6% to $4.6 million for the three months ended June 30, 2018, as compared to $2.9 million for the three months ended June 30, 2017. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $1.6 million or 72.6%, to $3.8 million for the three months ended June 30, 2018 compared to $2.2 million in the same period last year. During the three months ended June 30, 2018, we added approximately 30 new biopharma clients and supported 258 clinical trials compared to 172 clinical trials supported during the same period in 2017. The number of Phase III clinical trials supported increased to 34 trials during the three months ended June 30, 2018 as compared to 17 trials during the same period in 2017. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 17.2% for the three months ended June 30, 2018, as compared to the same period in 2017. This increase was driven by a 22.9% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns, including the launch of a new website supporting the CryoStork(SM) cryogenic logistics solutions offering and a 1.8% increase in revenues in the international markets. Our revenues from animal health increased 6.5% for the three months ended June 30, 2018, as compared to the same period in 2017.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2018 was 54.1% of revenues, as compared to 47.8% of revenues for the three months ended June 30, 2017. The increase in gross margin by approximately six percentage points is primarily due to economies of scale resulting from the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $599,100, or 39.3%, to $2.1 million for the three months ended June 30, 2018, as compared to $1.5 million in the same period in 2017. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $879,300 for the three months ended June 30, 2018 or 49.1% as compared to the same period in 2017. This increase is primarily due to an increase of stock-based compensation of $394,200, an increase of $289,800 for start-up costs for the new logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands, an increase in salaries and associated employee costs of $151,700, an increase in public company related expenses of $147,300 including legal fees, an increase in the allowance for bad debt of $33,800, an increase in insurance premiums of $23,600 and an increase in facility costs of $13,600. These increases were partially offset by a decrease of $122,700 for legal settlements incurred in 2017.

Sales and marketing. Sales and marketing expenses increased $614,600 or 49.7% which is primarily due to an increase in salaries and associated employee costs of $362,500 which includes recruiting fees of $19,200 for the expansion of our European sales force and domestic logistics force, an increase in stock-based compensation of $135,800, an increase in inter department and facility allocations of $69,200, and an increase in travel and lodging expense of $39,100.

Engineering and development expenses. Engineering and development expenses increased $217,900 or 94.4% for the three months ended June 30, 2018, as compared to the same period in 2017. The increase is primarily due to $123,200 in wages and associated employee costs to add a software development product manager, senior engineer and Chief Technology Officer, an increase in stock-based compensation of $71,100, and an increase in inter department and facility costs of $48,500. These increases were partially offset by a reduction of $42,900 in testing expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Other income, net. The other income, net for the three months ended June 30, 2018 is primarily due to interest income on our cash balance.

Six months ended June 30, 2018 compared to six months ended June 30, 2017:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000’s)

Revenues	$8,650	$5,630	$3,020	53.7%
Cost of revenues	(3,962)	(2,983)	(979)	32.8%

Gross margin	4,688	2,647	2,041	77.1%
General and administrative	(4,738)	(3,493)	(1,245)	35.6%
Sales and marketing	(3,436)	(2,307)	(1,129)	48.9%
Engineering and development	(778)	(481)	(297)	62.0%
Interest expense	—	(16)	16	(100)%
Warrant inducement and repricing expense	(899)	—	(899)	100%
Other income, net	23	4	19	560.9%
Provision for income taxes	(14)	(4)	(10)	(22.3)%

Net loss	$(5,154)	$(3,650)	$(1,504)	41.2%

Total revenues

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$7,131	$4,252	$2,879	67.7%
Reproductive medicine	1,001	844	157	18.6%
Animal health	518	534	(16)	(3.0)%

Total revenues	$8,650	$5,630	$3,020	53.7%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $3.0 million or 53.7% to $8.7 million for the six months ended June 30, 2018, as compared to $5.6 million for the six months ended June 30, 2017. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $2.9 million or 67.7%, to $7.1 million for the six months ended June 30, 2018 compared to $4.3 million in the same period last year. During the six months ended June 30, 2018, we added approximately 54 new biopharma clients and added 44 clinical trials, net of completed or terminated trials. We now support 258 clinical trials compared to 172 clinical trials supported during the same period in 2017. The number of Phase III clinical trials supported increased to 34 trials during the six months ended June 30, 2018 as compared to 17 trials during the same period in 2017. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 18.6% for the six months ended June 30, 2018, as compared to the same period in 2017. This increase was driven by a 26.0% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns, including the launch of a new website supporting the CryoStork(SM) cryogenic logistics solutions offering and was partially offset by a 1.0% decrease in revenues in the international markets. Our revenues from animal health decreased 3.0% for the six months ended June 30, 2018, as compared to the same period in 2017, primarily as a result of a temporary pause of a trial from one of our animal health customers.

Gross margin and cost of revenues. Gross margin for the six months ended June 30, 2018 was 54.2% of revenues, as compared to 47.0% of revenues for the six months ended June 30, 2017. The increase in gross margin by approximately seven percentage points is primarily due to economies of scale resulting from the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $979,200, or 32.8%, to $4.0 million for the six months ended June 30, 2018, as compared to $3.0 million in the same period in 2017. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments.

General and administrative expenses. General and administrative expenses increased $1.2 million for the six months ended June 30, 2018 or 35.6% as compared to the same period in 2017. This increase is primarily due to an increase of stock-based compensation of $518,900, an increase of $348,500 for start-up costs for the new logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands, an increase in public company related expenses of $250,500 including legal, audit and Sox audit fees, an increase in facility costs of $131,100, an increase in salaries and associated employee costs of $120,900, an increase in insurance premiums of $41,300, and an increase in the allowance for bad debt of $34,000. These increases were partially offset by a decrease of $122,000 for legal settlements incurred in 2017.

Sales and marketing. Sales and marketing expenses increased $1.1 million or 48.9% is primarily due to an increase in salaries and associated employee costs of $649,700 which includes an increase in recruiting fees of $48,116 for the expansion of our European sales force and domestic logistics force, an increase in stock-based compensation of $212,500, an increase in marketing and advertising promotions of $185,100, an increase in travel and lodging expense of $73,500 and an increase in trade shows of $37,300.

Engineering and development expenses. Engineering and development expenses increased $297,700 or 62.0% for the six months ended June 30, 2018, as compared to the same period in 2017. The increase is primarily due to $262,000 in wages and associated employee costs to add a software development product manager, senior engineer and Chief Technology Officer, an increase in stock-based compensation of $124,500, an increase in inter department and facility costs of $72,500 and an increase in travel and lodging of $14,900. These increases were partially offset by a reduction of $151,300 in testing expenses, and $37,100 in software maintenance expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Warrant inducement and repricing expense. Warrant inducement and repricing expense increased $899,400 for the six months ended June 30, 2018 which was due to the repricing of certain warrants for the tender offer that was completed in February 2018.

Interest expense. Interest expense decreased $15,700 for the six months ended June 30, 2018, as compared to six months ended June 30, 2017. Interest expense for the six months ended June 30, 2017 included amortization of the debt discount on the related-party notes of $6,100 and the stated interest expense of $9,600.

Other income, net. The other income, net for the six months ended June 30, 2018 is primarily due to interest income on our cash balance.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash and cash equivalents of $20.0 million and working capital of $21.1 million. Historically, we have financed our operations primarily through sales of our equity securities.

For the six months ended June 30, 2018, we used $2.3 million of cash for operations primarily as a result of the net loss of $5.2 million offset by non-cash expenses of $3.9 million primarily comprised of depreciation and amortization, stock-based compensation expense, warrant inducement and repricing expense and loss on disposal of fixed assets. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $2.0 million as a result of the increase in revenue and the impact of a high volume of shipments for two larger clients that have 60 day payment terms offset by an increase in accounts payable and other accrued expenses and accrued compensation of $939,200.

Net cash used in investing activities of $996,300 during the six months ended June 30, 2018 was primarily due to the capitalization of software development costs for our CryoportalTM Logistics Management Platform, additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems and computer equipment as well as legal expenses incurred for trademark applications.

Net cash provided by financing activities totaled $8.3 million during the six months ended June 30, 2018, which resulted from net proceeds of $4.6 million from the February 2018 warrant tender offer and proceeds from the exercise of stock options and warrants of $3.7 million.

The Company’s management believes that, based on its current plans and assumptions, the current cash on hand, together with projected cash flows, will satisfy its operational plans for at least the next twelve months. The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cryoport, Inc.

Dated: August 9, 2018

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: August 9, 2018

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

