Form 10-Q
period 2018-09-30
Cryoport, Inc.
filed 2018-11-08
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018 there were 29,239,629 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,849,644	$15,042,189
Short-term investments	9,884,918	—
Accounts receivable, net of allowance for doubtful accounts of $130,000 and $70,000, respectively	3,197,224	1,625,476
Inventories	130,299	114,796
Prepaid expenses and other current assets	882,141	516,427

Total current assets	27,944,226	17,298,888
Property and equipment, net	3,578,494	2,511,174
Intangible assets, net	124,822	90,646
Deposits	351,844	363,403

Total assets	$31,999,386	$20,264,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$1,885,003	$1,232,975
Accrued compensation and related expenses	884,893	925,514
Deferred revenue	15,387	26,654

Total current liabilities	2,785,283	2,185,143
Deferred rent liability	179,707	192,202

Total liabilities	2,964,990	2,377,345

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,213,105 and 25,701,924 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	29,213	25,702
Additional paid-in capital	167,778,827	149,293,947
Accumulated other comprehensive loss	(43,424)	—
Accumulated deficit	(138,730,220)	(131,432,883)

Total stockholders’ equity	29,034,396	17,886,766

Total liabilities and stockholders’ equity	$31,999,386	$20,264,111

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$5,285,355	$3,002,655	$13,935,555	$8,632,267
Cost of revenues	2,549,348	1,396,158	6,511,478	4,379,084
Gross margin	2,736,007	1,606,497	7,424,077	4,253,183

Operating costs and expenses:
General and administrative	2,613,476	1,896,845	7,350,831	5,389,391
Sales and marketing	1,820,430	1,352,974	5,256,314	3,659,742
Engineering and development	463,361	344,798	1,241,682	825,377
Total operating costs and expenses	4,897,267	3,594,617	13,848,827	9,874,510

Loss from operations	(2,161,260)	(1,988,120)	(6,424,750)	(5,621,327)
Other income (expense):
Interest expense	—	—	—	(15,693)
Warrant inducement and repricing expense	—	—	(899,410)	—
Other income, net	19,675	8,456	42,563	11,919

Loss before provision for income taxes	(2,141,585)	(1,979,664)	(7,281,597)	(5,625,101)
Provision for income taxes	(2,102)	—	(15,740)	(4,231)
Net loss	$(2,143,687)	(1,979,664)	$(7,297,337)	(5,629,332)
Net loss per share – basic and diluted	$(0.07)	$(0.08)	$(0.26)	$(0.25)
Weighted average shares outstanding – basic and diluted	28,769,867	24,632,169	27,791,616	22,093,169

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(2,143,687)	$(1,979,664)	$(7,297,337)	$(5,629,332)
Other comprehensive loss, net of income tax:
Unrealized loss on available for sale securities	(30,473)	—	(30,473)	—
Foreign currency translation adjustments	(12,951)	—	(12,951)	—
Other comprehensive loss	(43,424)	—	(43,424)	—
Total comprehensive loss	$(2,187,111)	$(1,979,664)	$(7,340,761)	$(5,629,332)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(7,297,337)	$(5,629,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593,193	491,980
Amortization of debt discounts and deferred financing costs	—	6,130
Stock-based compensation expense	3,993,902	2,529,858
Warrant inducement and repricing expense	899,410	—
Loss on disposal of property and equipment	171,619	76,222
Provision for bad debt	67,750	11,636
Changes in operating assets and liabilities:
Accounts receivable	(1,639,498)	(280,293)
Inventories	(15,503)	(755)
Prepaid expenses and other assets	(354,155)	22,576
Accounts payable and other accrued expenses	628,266	200,952
Accrued compensation and related expenses	(40,621)	209,759
Accrued interest	—	(1,843)
Net cash used in operating activities	(2,992,974)	(2,363,110)

Cash Flows From Investing Activities:
Purchases of short-term investments	(9,915,391)	—
Purchases of property and equipment	(1,832,132)	(1,229,671)
Patent and trademark costs	(34,176)	(51,533)
Net cash used in investing activities	(11,781,699)	(1,281,204)

Cash Flows From Financing Activities:
Proceeds from the public offering, net of offering costs	—	11,405,924
Proceeds from February 2018 tender offer, net of offering costs	4,641,807	—
Proceeds from exercise of stock options and warrants	5,602,967	3,767,594
Proceeds from ATM, net of offering costs	3,350,305	—
Repayment of related-party notes payable	—	(656,221)
Net cash provided by financing activities	13,595,079	14,517,297
Effect of exchange rate changes on cash and cash equivalents	(12,951)	—
Net change in cash and cash equivalents	(1,192,545)	10,872,983
Cash and cash equivalents — beginning of period	15,042,189	4,524,529
Cash and cash equivalents — end of period	$13,849,644	$15,397,512

Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized loss on available-for-sale securities	$30,473	$—
Reduction of accounts payable for returned fixed assets	$—	$225,106

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiaries, Cryoport Systems, Inc., Cryoport Netherlands B.V. and Cryoport UK Limited (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, fair value of investments, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity instruments.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying value for all such instruments approximates fair value at September 30, 2018 and December 31, 2017 due to their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at September 30, 2018 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at September 30, 2018 and December 31, 2017 are net of reserves for doubtful accounts of $130,000 and $70,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical and life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of September 30, 2018, there was one customer that accounted for 25.9% of net accounts receivable. There was no other single customer that owed us more than 10% of net accounts receivable at September 30, 2018 and December 31, 2017.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the nine months ended September 30, 2018 and 2017, the Company had revenues from foreign customers of approximately $1.3 million and $893,600, respectively, which constituted approximately 9.4% and 10.4%, respectively, of total revenues. For the nine months ended September 30, 2018, there was one customer that accounted for 17.2% of total revenues. No other single customer generated over 10% of total revenues during the nine months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018 and 2017, the Company had revenues from foreign customers of approximately $410,800 and $319,000, respectively, which constituted approximately 7.8% and 10.6%, respectively, of total revenues. For the three months ended September 30, 2018, there was one customer that accounted for 20.6% of total revenues. No other single customer generated over 10% of total revenues during the three months ended September 30, 2018 and 2017.

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

Property and equipment are recorded at cost. Shippers and data loggers, which comprise 34% and 47% of the Company’s net property and equipment balance at September 30, 2018 and December 31, 2017, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2018.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2018 and December 31, 2017, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2018, the Company is no longer subject to U.S. federal examinations for years before 2014 and for California franchise and income tax examinations for years before 2013. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

Revenue Recognition

See Note 9.

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

The following shows the amounts used in computing net loss per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(2,143,687)	$(1,979,664)	$(7,297,337)	$(5,629,332)
Weighted average common shares issued and outstanding - basic and diluted	28,769,867	24,632,169	27,791,616	22,093,169
Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.08)	$(0.26)	$(0.25)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock Options	5,711,337	2,497,543	5,704,439	1,236,253
Warrants	1,524,376	2,620,553	1,370,272	4,956,509
	7,325,713	5,118,096	7,074,711	6,192,762

Segment Reporting

We currently operate in one reportable segment and our Chief Executive Officer is the chief operating decision maker.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the Netherlands and UK subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(12,951) for the three and nine months ended September 30, 2018.

Comprehensive Income (Loss)

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2018, the components of comprehensive income (loss) consist of unrealized losses on available for sale securities and foreign currency translation losses.

Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Reclassifications

Certain prior year amounts have been reclassified in the condensed consolidated balance sheets to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance, including industry-specific guidance. Subsequent to the issuance of ASU No. 2014-09, the FASB clarified the guidance through several Accounting Standards Updates; hereinafter the collection of revenue guidance is referred to as “Topic 606.” Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Company adopted Topic 606 on January 1, 2018 using the modified retrospective transition method; accordingly, Topic 606 has been applied to the fiscal 2018 financial statements and disclosures going forward, but the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of Topic 606 to be immaterial to our operating results on an ongoing basis. See Note 9, “Revenue Recognition,” for additional details on this implementation and the required disclosures.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, “Compensation-Stock Compensation”, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers”. which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods therein with a modified retrospective transition. Management is currently evaluating the impact this standard will have on our consolidated financial statements.

Note 4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase and include U.S. Treasury notes and bills and mutual funds that invest primarily in tax free municipal bonds and treasury inflation protected securities. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale”, as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three and nine months ended September 30, 2018.

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2018:

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$13,763,484	$—	$—	$13,763,484
Cash equivalents:
Money market mutual fund	86,160	—	—	86,160
Total cash and cash equivalents	13,849,644	—	—	13,849,644
Short-term investments:
U.S. Treasury notes and bills	7,914,372	3,982	(26,266)	7,892,088
Mutual funds	2,001,019	—	(8,189)	1,992,830
Total short-term investments	9,915,391	3,982	(34,455)	9,884,918
Cash, cash equivalents and short-term investments	$23,765,035	$3,982	$(34,455)	$23,734,562

The following table summarizes the amortized cost and estimated fair value of short-term fixed income securities based on stated maturities as of September 30, 2018:

	Amortized Cost	Estimated Fair Value
Due within one year	$5,945,514	$5,925,658
Due between one and two years	3,969,877	3,959,260
Total	$9,915,391	$9,884,918

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2018, we did not consider any of our investments to be other-than-temporarily impaired.

Note 5. Fair Value Measurements

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of September 30, 2018 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Money market mutual fund	$86,160	$—	$—	$86,160
Mutual funds	1,992,830	—	—	1,992,830
US Treasury notes and bills	—	7,892,088	—	7,892,088
	$2,078,990	$7,892,088	$—	$9,971,078

There were no transfers between Level 1 and Level 2 financial instruments during the nine months ended September 30, 2018 and 2017.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2018.

Note 6. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, research and development, and logistics facilities in Irvine, California under an operating lease expiring February 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease 8,100 square feet of logistics facilities in Livingston, New Jersey under an operating lease expiring December 2024, subject to our option to extend the lease for an additional five-year period. The initial base rent is approximately $7,600 per month. In addition, we lease 7,600 square feet of logistics facilities in Hoofddorp, The Netherlands under an operating lease expiring March 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $4,500 per month. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis.

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make pyments to a guaranteed or indemnified party, in relation to certain actions or transactions. The guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

Common Stock Issued for Services

During the nine months ended September 30, 2018, 4,481 shares of common stock with a fair value of $52,500 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of September 30, 2018, approximately 7.9 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	5,804,408
Exercise of warrants	2,107,221
Total shares of common stock reserved for future issuances	7,911,629

August 2018 “At the Market” Equity Offering Program

On August 24, 2018, we entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we can sell up to an aggregate of $35 million of the Company’s common stock (the “Shares”), from time to time through an “at the market” equity offering program (“ATM Prospectus”).

Under the Sales Agreement, the Company will set the parameters for the sale of the Shares, including the number of Shares to be issued, the time period during which sales are requested to be made, the limitation on the number of Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Jefferies, who will act as sales agent, may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market, or on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. Jefferies will use its commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC. The Sales Agreement may be terminated by the Company upon ten days’ written notice to Jefferies for any reason. Jefferies may terminate the Sales Agreement upon ten days’ written notice to the Company for any reason or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company.

The Sales Agreement provides that Jefferies will be entitled to compensation for its services of 3.0% of the gross sales price of all Shares sold under the Sales Agreement. The Company has no obligation to sell any Shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and Jefferies, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Sales Agreement were made only for purposes of such agreement and, as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

The Shares will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-215776) (the “Registration Statement”), declared effective by the U.S. Securities and Exchange Commission on February 9, 2017. The Company filed a prospectus supplement with the SEC on August 24, 2018 relating to the offer and sale of the Shares pursuant to the Sales Agreement. As of September 30, 2018, the Company received net proceeds of $3.4 million and incurred $44,200 in offering costs that were offset against the proceeds from this offering.

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the consolidated statement of operations for the nine months ended September 30, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that were offset against the proceeds from this offering.

Note 8. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2017	5,141,112	$4.09
Issued	—	—
Exercised	(3,013,325)	3.57
Expired	(20,566)	39.40
Outstanding — September 30, 2018	2,107,221	$4.08	1.8	$18,669,600
Vested (exercisable) — September 30, 2018	2,107,221	$4.08	1.8	$18,669,600

Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on September 28, 2018, which was $12.81 per share.

The total intrinsic value of warrants exercised during the nine months ended September 30, 2018 was $21.2 million.

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuance up to 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of September 30, 2018, the Company had 4,150,196 shares available for future awards under the 2018 Plan.

During the nine months ended September 30, 2018, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.3 – 7.0
Risk-free interest rate	2.6% – 2.9%
Volatility	97.7% – 110.1%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$80,153	$14,954	$173,557	$33,477
General and administrative	1,018,321	741,549	2,753,134	1,958,658
Sales and marketing	320,794	181,776	854,125	502,851
Engineering and development	79,395	26,578	213,086	34,872
	$1,498,663	$964,857	$3,993,902	$2,529,858

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2017	5,322,858	$4.16
Granted (weighted-average fair value of $7.64 per share)	998,500	9.28
Exercised	(392,217)	3.31
Forfeited	(124,733)	7.23
Outstanding — September 30, 2018	5,804,408	$5.03	7.4	$45,350,600
Vested (exercisable) — September 30, 2018	3,523,983	$4.46	6.7	$29,446,900
Expected to vest after September 30, 2018 (unexercisable)	2,280,425	$5.92	8.4	$15,903,700

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 28, 2018, which was $12.81 per share.

As of September 30, 2018, there was unrecognized compensation expense of $10.3 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.7 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 was $3.3 million.

Note 9. Revenue Recognition

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

Revenue Disaggregation

The Company operates in one reportable segment and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000’s omitted)	2018	2017	2018	2017
Biopharmaceutical	$4,472	$2,346	$11,603	$6,597
Reproductive medicine	584	409	1,585	1,253
Animal health	229	248	748	782
Total revenues	$5,285	3,003	$13,936	$8,632

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met, which is when the Shipper has been delivered. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset.

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

Significant Payment Terms

Pursuant to the Company’s contracts with its customers, amounts billed for services or products delivered by the Company are generally due and payable in full within 15 days from the date of the invoice (except for any amounts disputed by the customer in good faith). Accordingly, the Company determined that its contracts with customers do not include extended payment terms or a significant financing component.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $15,400 and $26,700 at September 30, 2018 and December 31, 2017, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q, the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiaries, Cryoport Systems, Inc., Cryoport Netherlands B.V. and Cryoport UK Limited.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2018 (unaudited) and the consolidated balance sheet as of December 31, 2017 (audited) and the related unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for year ended December 31, 2017 and the nine months ended December 31, 2016 included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Strategic Logistics Alliances and Collaborations

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

FedEx. In January 2013, we entered into a master agreement with Federal Express Corporation (“FedEx”) (the “FedEx Agreement” renewing our services and providing FedEx with a non-exclusive license and right to use a customized version of our CryoportalTM Logistics Management Platform for the management of shipments made by FedEx customers. The FedEx Agreement became effective on January 1, 2013 and was amended in December 2015 to extend the initial term for an additional three years, expiring on December 31, 2018. We are currently in discussions with FedEx to further extend and amend the agreement.

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

McKesson Specialty Health, a division of McKesson Corporation. In February 2018, we announced a strategic collaboration with McKesson Specialty Health. Adding Cryoport’s integrated cold-chain capabilities and real-time monitoring, the McKesson and Cryoport collaboration will provide an end-to-end solution for complex products which require high-touch patient access and adherence support as well as temperature-controlled product transportation. McKesson Specialty Health works together with stakeholders across the healthcare delivery system to preserve and strengthen specialty care. Cryoport’s solutions coupled with McKesson’s end-to-end patient access and support services are focused on helping patients avoid delays in treatment through accelerated patient on-boarding, prior authorizations, end-user training and comprehensive adherence and educational support programs.

World Courier, a part of AmerisourceBergen. In July 2018 we announced that World Courier will integrate Cryoport’s full suite of temperature-controlled solutions into its global network. World Courier is a global specialty logistics company that designs world-class supply chain programs. The integration will also result in an offering of Cryoport’s Chain of ComplianceTM solutions to World Courier clients. The integrated platform will combine the strengths of both the Cryoport and World Courier systems to their respective biopharmaceutical clients, allowing each client to proactively minimize risks to their cell and gene therapies through the entire biopharma supply chain in order to maintain the efficacy of their valuable commodities. The integrated solutions will be offered through World Courier’s global network of more than 140 company-owned offices operating across 50 countries, as well as directly through Cryoport’s business development team. This agreement between World Courier and Cryoport is for an initial three-year period with an evergreen provision.

Be The Match BioTherapies. in October 2018, we announced a strategic partnership with Be The Match to deliver end-to-end supply chain services to the cell and gene therapy industry. Be The Match BioTherapies is the only cell and gene therapy solutions provider with customizable services to support the end-to-end cell therapy supply chain. Backed by the industry-leading experience of the National Marrow Donor Program/Be The Match, and a research partnership with the CIBMTR® (Center for International Blood and Marrow Transplant Research®), the organization designs solutions that advance cell and gene therapies in any stage of development. By pairing Cryoport’s expertise in temperature-controlled logistics with Be The Match BioTherapies’ expertise in apheresis center onboarding and management, case management and logistics, clinical research, and outcomes data collection and analysis, the two organizations will offer full end-to-end supply chain and outcomes support for companies developing and delivering autologous and allogeneic cell and gene therapies. An important part of the agreement is to integrate Be The Match BioTherapies’ MatchSource® cell therapy supply chain software and Cryoport’s Cryoportal™ Logistics Management Platform. The outcome is a platform that manages more cell therapy products than any other solution in the marketplace, enabling cell and gene therapy companies to more rapidly discover, develop and deliver next-generation therapies. The collaboration will support both organizations’ efforts to standardize critical elements of the cell therapy supply chain, as well as processes in apheresis and transplant center networks.

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

Life Sciences Customer Agreements

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

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we are now managing all cryogenic shipments of Zoetis’ key poultry vaccines. Under this arrangement, we provide on-site logistics personnel and our CryoportalTM Logistics Management Platform to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. The Company manages Zoetis’ total fleet of shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the Agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the Agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine. In September 2015 and May 2018, the Agreement was further amended and extended through March 2019, subject to certain termination and extension provisions. We are currently in discussions with Zoetis to further extend and amend the agreement.

Novartis. In May 2017, we signed an agreement with Novartis Inc. to manage the clinical and commercial shipments of its CAR T-cell therapies, including the recently commercial launch of CAR T-cell therapy, KymriahTM (CTL019), for children and young adults with B-cell ALL that is refractory or has relapsed at least twice. On August 30, 2017 Novartis received from the FDA the first ever CAR T-cell approval for the first indication of KymriahTM. Subsequently on May 1, 2018 the FDA approved KymriahTM for the treatment for adult patients with relapsed/refractory DLBCL. Following U.S. approvals, on August 27, 2018 the EU approved KymriahTM for both ALL and DLBCL. Most recently KymriahTM received Canadian approval on 9/6/2018. Novartis has treated patients in 11 countries and has over 500 employees dedicated to the support of KymriahTM. Under our agreement with Novartis, Cryoport provides cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPak IITM Condition Monitoring System technology and communications and information recording using its CryoportalTM Logistics Management Platform to manage shipments from the Novartis manufacturing sites to their clinical and commercial sites for patient administration globally.

Kite/Gilead. In July 2017, we signed an agreement with Kite Pharmaceuticals Inc. (a Gilead company) to manage the clinical and commercial shipments of its CAR T-cell therapy, Yescarta™ (Axicabtagene Ciloleucel). On October 18, 2017, Yescarta™ became the first CAR-T therapy approved by the FDA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma. Additionally, Yescarta™ received EU approval on August 27, 2018 for relapsed/refractory DLBCL and PMBCL. As of October 24, 2018, Kite had 64 cancer centers authorized to treat patients in the United States and indicated a goal of having 20 centers certified in the EU by the end of the year. Through these centers nearly 700 patients have been treated with Yescarta™. Under our agreement with Kite, Cryoport provides cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPak IITM Condition Monitoring System technology and communications and information recording using its CryoportalTM Logistics Management Platform to manage shipments from the Kite manufacturing sites to their clinical and commercial sites of patient administration globally.

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

The Cryoportal™ was developed for time-and temperature-sensitive shipments that are required to be maintained at specific temperatures, beginning with the most demanding cryogenic temperatures (minus 150° Celsius) and moving upward to ambient (between 20° and 25° Celsius) to ensure that the shipped samples/commodities/products are not subject to degradation or out of designated “safe” range temperatures. While our current focus is on cryogenic (minus 150°C) as well as 2-8°C logistics within the life sciences industry, the use of the Cryoportal™ Logistics Management Platform can and may be extended into other temperature-controlled ranges for the life sciences. To our knowledge, the Cryoportal™ Logistics Management Platform is unique to temperature-controlled logistics in the life sciences industry. It is robust and has considerable capabilities. We frequently receive favorable feedback about the Cryoportal™.

Recent Developments

August 2018 “At the Market” Equity Offering Program

On August 24, 2018, we entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we can sell up to an aggregate of $35 million of the Company’s common stock (the “Shares”), from time to time through an “at the market” equity offering program (“ATM Prospectus”).

Under the Sales Agreement, the Company will set the parameters for the sale of the Shares, including the number of Shares to be issued, the time period during which sales are requested to be made, the limitation on the number of Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Jefferies, who will act as sales agent, may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market, or on any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. Jefferies will use its commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC. The Sales Agreement may be terminated by the Company upon ten days’ written notice to Jefferies for any reason. Jefferies may terminate the Sales Agreement upon ten days’ written notice to the Company for any reason or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company.

The Sales Agreement provides that Jefferies will be entitled to compensation for its services of 3.0% of the gross sales price of all Shares sold under the Sales Agreement. The Company has no obligation to sell any Shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and Jefferies, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Sales Agreement were made only for purposes of such agreement and, as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

The Shares will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-215776) (the “Registration Statement”), declared effective by the U.S. Securities and Exchange Commission on February 9, 2017. The Company filed a prospectus supplement with the SEC on August 24, 2018 relating to the offer and sale of the Shares pursuant to the Sales Agreement. As of September 30, 2018, the Company received net proceeds of $3.4 million and incurred $44,200 in offering costs that were offset against the proceeds from this offering.

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the consolidated statement of operations for the nine months ended September 30, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that were offset against the proceeds from this offering.

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000’s)

Revenues	$5,285	$3,003	$2,282	76.0%
Cost of revenues	(2,549)	(1,396)	(1,153)	82.6%

Gross margin	2,736	1,607	1,129	70.3%
General and administrative	(2,614)	(1,897)	(717)	37.8%
Sales and marketing	(1,821)	(1,353)	(468)	34.6%
Engineering and development	(463)	(345)	(118)	34.4%
Other income, net	20	8	12	132.7%
Provision for income taxes	(2)	—	(2)	100%

Net loss	$(2,144)	$(1,980)	$(164)	8.3%

Total revenues

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$4,472	$2,346	$2,126	90.7%
Reproductive medicine	584	409	175	42.7%
Animal health	229	248	(19)	(7.5)%

Total revenues	$5,285	$3,003	$2,282	76.0%

Revenues. We generated revenues from customers in all of our target life sciences markets, such as biopharma, animal health and reproductive medicine. Revenues increased $2.3 million or 76.0% to $5.3 million for the three months ended September 30, 2018, as compared to $3.0 million for the three months ended September 30, 2017. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $2.1 million or 90.7%, to $4.5 million for the three months ended September 30, 2018 compared to $2.3 million in the same period last year. During the three months ended September 30, 2018, we added approximately 39 new biopharma clients and supported 295 clinical trials compared to 195 clinical trials supported during the same period in 2017. The number of Phase III clinical trials supported increased to 38 trials during the three months ended September 30, 2018 as compared to 20 trials during the same period in 2017. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenue for the commercial CAR-T therapies launched by Novartis and Gilead's Kite in late 2017 were $555,200. Revenues in the reproductive medicine market increased by 42.7% to $583,600 for the three months ended September 30, 2018, as compared to the same period in 2017. This increase was driven by a 30.3% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns, including the launch of a new website supporting the CryoStorkSM cryogenic logistics solutions offering and a 102.1% increase in revenues in the international markets. Our revenues from animal health decreased 7.5% to $229,500 for the three months ended September 30, 2018, as compared to the same period in 2017. Revenues from our largest animal health client, Zoetis, increased by 10%, however this increase was more than offset by the effect of a larger laboratory move that was carried out during the third quarter of 2017 as well as one of our clients discontinuing a trial towards the end of 2017.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2018 was 51.8% of revenues, as compared to 53.5% of revenues for the three months ended September 30, 2017. The decrease in gross margin by approximately two percentage points is primarily a result of costs related to the two new logistics centers we set up in Livingston, New Jersey and Hoofddorp, The Netherlands that commenced operations during the third quarter of 2018. Our cost of revenues are primarily comprised of freight charges, running costs for our global logistics centers in the United States, The Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $1.2 million, or 82.6%, to $2.5 million for the three months ended September 30, 2018, as compared to $1.4 million in the same period in 2017. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in running costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $716,600 for the three months ended September 30, 2018 or 37.8% as compared to the same period in 2017. This increase is primarily due to an increase of $302,600 for start-up costs for the new logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands, an increase of stock-based compensation of $275,600, an increase in facility and inter-departmental costs of $120,000, an increase in insurance premiums of $33,000, an increase in patent legal fees of $28,200 and an increase in the allowance for bad debt of $22,100. These increases were offset by a decrease in salaries and associated employee costs of $38,300 and a decrease in public company related expenses of $12,800, including legal fees

Sales and marketing expenses. Sales and marketing expenses increased $467,500 or 34.6% which is primarily due to an increase in salaries and associated employee costs of $265,000, an increase in stock-based compensation of $141,500, an increase in inter-department and facility allocations of $62,100, and an increase in advertising, marketing expense and trade shows of $58,700. These increases were partially offset by a decrease of $61,900 for consulting expense related to the Netsuite ERP implementation that is now substantially complete.

Engineering and development expenses. Engineering and development expenses increased $118,600 or 34.4% for the three months ended September 30, 2018, as compared to the same period in 2017. The increase is primarily due to $12,800 in wages and associated employee costs, an increase in stock-based compensation of $53,700, an increase in inter department and facility costs of $45,200 and an increase of $9,400 for development costs. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Other income, net. The other income, net for the three months ended September 30, 2018 is primarily due to interest income on our cash and cash equivalents and short-term investments.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000’s)

Revenues	$13,936	$8,632	$5,304	61.4%
Cost of revenues	(6,511)	(4,380)	(2,131)	48.7%

Gross margin	7,425	4,252	3,173	74.6%
General and administrative	(7,351)	(5,389)	(1,962)	36.4%
Sales and marketing	(5,257)	(3,659)	(1,598)	43.7%
Engineering and development	(1,242)	(825)	(417)	50.5%
Interest expense	—	(16)	16	(100)%
Warrant inducement and repricing expense	(899)	—	(899)	100%
Other income, net	43	12	31	258.3%
Provision for income taxes	(16)	(4)	(12)	300%

Net loss	$(7,297)	$(5,629)	$(1,668)	29.6%

Total revenues

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$11,603	$6,597	$5,006	75.9%
Reproductive medicine	1,585	1,253	332	26.5%
Animal health	748	782	(34)	(4.4)%

Total revenues	$13,936	$8,632	$5,304	61.4%

Revenues. We generated revenues from customers in all of our target life sciences markets, biopharma, animal health and reproductive medicine. Revenues increased $5.3 million or 61.4% to $13.9 million for the nine months ended September 30, 2018, as compared to $8.6 million for the nine months ended September 30, 2017. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services, the increase in clinical trials supported for these customers and the commencement of commercial revenue from the therapies launch by Novartis and Kite/Gilead in late 2017. Biopharmaceutical revenue increased $5.0 million or 75.9%, to $11.6 million for the nine months ended September 30, 2018 compared to $6.6 million in the same period last year. During the nine months ended September 30, 2018, we added approximately 93 new biopharma clients and added 81 clinical trials, net of completed or terminated trials. We now support 295 clinical trials compared to 195 clinical trials supported at the end of September 2017. The number of Phase III clinical trials supported increased to 38 trials during the nine months ended September 30, 2018 as compared to 20 trials during the same period in 2017. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenue for the commercial CAR-T therapies launched by Novartis and Gilead's Kite in late 2017 were $1.3 million for the three months ended September 30, 2018. Revenues in the reproductive medicine market increased by 26.5% for the nine months ended September 30, 2018, as compared to the same period in 2017. This increase was driven by a 27.5% increase in revenues in the U.S. market through continued success of our targeted marketing campaigns, including the launch of a new website supporting the CryoStork(SM) cryogenic logistics solutions offering and a 23.2% increase in revenues in the international markets, which was primarily a result of growth during the third quarter of 2018. Our revenues from animal health decreased 4.4% for the nine months ended September 30, 2018, as compared to the same period in 2017. Revenues from our largest animal health client, Zoetis, increased by 13%, however this increase was more than offset by the effect of a larger laboratory move that was carried out during the second and third quarter of 2017 as well as one of our clients discontinuing a trial towards the end of 2017.

Gross margin and cost of revenues. Gross margin for the nine months ended September 30, 2018 was 53.3% of revenues, as compared to 49.3% of revenues for the nine months ended September 30, 2017. The increase in gross margin by approximately four percentage points is primarily due to economies of scale resulting from the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues which was partially offset by the running costs of our new logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands that commenced operations during the third quarter of 2018. Our cost of revenues are primarily comprised of freight charges, payroll and related expenses related to our operations center in California, third-party charges for our European and Asian staging centers in Holland and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $2.1 million, or 48.7%, to $6.5 million for the nine months ended September 30, 2018, as compared to $4.4 million in the same period in 2017. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in running costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $2.0 million for the nine months ended September 30, 2018 or 36.4% as compared to the same period in 2017. This increase is primarily due to an increase of stock-based compensation of $794,500, an increase of $554,100 for start-up costs for the new logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands, an increase in public company related expenses of $238,800 including legal, audit and Sox audit fees, an increase in facility and inter-departmental costs of 154,800, an increase in salaries and associated employee costs of $82,300, an increase in insurance premiums of $74,300, an increase in the allowance for bad debt of $56,100, an increase in patent legal fees of $54,400 and an increase of $30,500 in business travel expenses. These increases were partially offset by a decrease of $122,000 for legal settlements incurred in 2017.

Sales and marketing expenses. Sales and marketing expenses increased $1.6 million or 43.6% is primarily due to an increase in salaries and associated employee costs of $866,500, an increase in stock-based compensation of $354,000, an increase in inter department allocations of $180,400, an increase in marketing and advertising promotions of $101,700, an increase in travel and lodging expense of $64,700 and an increase in trade shows of $64,200.

Engineering and development expenses. Engineering and development expenses increased $416,300 or 50.4% for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase is primarily due to $285,100 in wages and associated employee costs to add a software development product manager, senior engineer and Chief Technology Officer, an increase in stock-based compensation of $178,200, an increase in inter department and facility costs of $116,500 and an increase in travel and lodging of $12,200. These increases were partially offset by a reduction of $160,400 in testing expenses, and $30,000 in software maintenance expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Warrant inducement and repricing expense. Warrant inducement and repricing expense increased $899,400 for the nine months ended September 30, 2018 which was due to the repricing of certain warrants for the tender offer that was completed in February 2018.

Interest expense. Interest expense decreased $15,700 for the nine months ended September 30, 2018, as compared to nine months ended September 30, 2017. Interest expense for the nine months ended September 30, 2017 included amortization of the debt discount on the related-party notes of $6,100 and the stated interest expense of $9,600.

Other income, net. The other income, net for the nine months ended September 30, 2018 is primarily due to interest income on our cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash, cash equivalents and short-term investments of $23.7 million and working capital of $25.2 million. Historically, we have financed our operations primarily through sales of our equity securities.

For the nine months ended September 30, 2018, we used $3.0 million of cash for operations primarily as a result of the net loss of $7.3 million offset by non-cash expenses of $5.7 million primarily comprised of depreciation and amortization, stock-based compensation expense, warrant inducement and repricing expense and loss on disposal of fixed assets. Also contributing to the cash impact of our net operating loss (excluding non-cash items) was an increase in accounts receivable of $1.6 million as a result of the increase in revenue and the impact of a high volume of shipments for two larger clients with 60-day payment terms, offset by an increase in accounts payable and other accrued expenses and accrued compensation of $587,600.

Net cash used in investing activities of $11.8 million during the nine months ended September 30, 2018 was primarily due to the $9.9 million purchase of short-term investments, capitalization of software development costs for our CryoportalTM Logistics Management Platform, additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems and computer equipment as well as legal expenses incurred for trademark applications.

Net cash provided by financing activities totaled $13.6 million during the nine months ended September 30, 2018, which resulted from net proceeds of $4.6 million from the February 2018 warrant tender offer, proceeds from the exercise of stock options and warrants of $5.6 million and net proceeds of $3.4 million from the ATM Prospectus.

The Company’s management believes that, based on its current plans and assumptions, the current cash, cash equivalents and short-term investments on hand and short-term investments, together with projected cash flows, will satisfy its operational plans for at least the next twelve months. The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cryoport, Inc.

Dated: November 8, 2018

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: November 8, 2018

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

