Form 10-Q
period 2019-03-31
Cryoport, Inc.
filed 2019-05-09
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	CYRX	The Nasdaq Capital Market
Registered Warrants	CYRXW	The Nasdaq Capital Market

As of April 30, 2019 there were 30,566,780 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,771,986	$37,327,125
Short-term investments	14,500,748	9,930,968
Accounts receivable, net	4,208,333	3,543,666
Inventories	227,090	220,514
Prepaid expenses and other current assets	741,614	752,269

Total current assets	52,449,771	51,774,542
Property and equipment, net	5,124,655	4,357,498
Operating lease right-of-use assets	1,711,727	—
Intangible assets, net	157,708	137,220
Deposits	350,494	350,837

Total assets	$59,794,355	$56,620,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$2,326,143	$1,709,397
Accrued compensation and related expenses	1,753,499	1,262,478
Current portion of operating lease liabilities	390,790	—
Current portion of finance lease liabilities	23,531	23,191
Deferred revenue	37,918	66,315

Total current liabilities	4,531,881	3,061,381
Convertible note, net of discount of $292,800 and $288,400, respectively	14,707,215	14,711,580
Operating lease liabilities, net of current portion	1,621,183	—
Finance lease liabilities, net of current portion	27,138	33,156
Deferred rent liability, net of current portion	—	267,415

Total liabilities	20,887,417	18,073,532

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,677,500 and 30,319,038 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	30,678	30,319
Additional paid-in capital	182,230,799	179,501,577
Accumulated deficit	(143,375,386)	(140,988,484)
Accumulated other comprehensive income	20,847	3,153

Total stockholders’ equity	38,906,938	38,546,565

Total liabilities and stockholders’ equity	$59,794,355	$56,620,097

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues	$6,652,912	$4,023,189
Cost of revenues	3,199,011	1,838,826

Gross margin	3,453,901	2,184,363

Operating costs and expenses:
General and administrative	2,696,859	2,068,510
Sales and marketing	2,407,992	1,584,428
Engineering and development	489,596	329,730

Total operating costs and expenses	5,594,447	3,982,668

Loss from operations	(2,140,546)	(1,798,305)
Other income (expense):
Interest expense	(338,728)	—
Warrant inducement and repricing expense	—	(899,410)
Other income, net	91,472	15,768

Loss before benefit (provision) for income taxes	(2,387,802)	(2,681,947)
Benefit (provision) for income taxes	900	(813)

Net loss	$(2,386,902)	$(2,682,760)

Net loss per share – basic and diluted	$(0.08)	$(0.10)

Weighted average shares outstanding – basic and diluted	30,441,996	26,774,179

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended
	March 31,
	2019	2018
Net loss	$(2,386,902)	$(2,682,760)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	30,872	—
Reclassification of realized gain on available-for-sale debt securities to earnings	(3,098)	—
Foreign currency translation adjustments	(10,080)	—
Other comprehensive gain	17,694	—
Total comprehensive loss	$(2,369,208)	$(2,682,760)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

									Accumulated
	Class A		Class B						Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Income	Equity (Deficit)

Balance at December 31, 2017	—	$—	—	$—	25,701,924	$25,702	$149,293,947	$(131,432,883)	$—	$17,886,766
Net loss	—	—	—	—	—	—	—	(2,682,760)	—	(2,682,760)
Stock-based compensation expense	—	—	—	—	—	—	1,032,010	—	—	1,032,010
Warrant repricing expense	—	—	—	—	—	—	899,410	—	—	899,410
Proceeds from tender offer, net of costs of $99,357	—	—	—	—	1,580,388	1,580	4,640,227	—	—	4,641,807
Issuance of common stock for board of director compensation	—	—	—	—	1,938	2	17,498	—	—	17,500
Proceeds from exercise of stock options and warrants	—	—	—	—	308,868	309	658,235	—	—	658,544
Balance March 31, 2018	—	$—	—	$—	27,593,118	$27,593	$156,541,327	$(134,115,643)	$—	$22,453,277

Balance at December 31, 2018	—	$—	—	$—	30,319,038	$30,319	$179,501,577	$(140,988,484)	$3,153	$38,546,565
Net loss	—	—	—	—	—	—	—	(2,386,902)	—	(2,386,902)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	17,694	17,694
Stock-based compensation expense	—	—	—	—	—	—	1,396,235	—	—	1,396,235
Issuance of common stock for board of director compensation	—	—	—	—	1,319	1	17,499	—	—	17,500
Proceeds from exercise of stock options and warrants	—	—	—	—	357,143	358	1,315,488	—	—	1,315,846
Balance at March 31, 2019	—	$—	—	$—	30,677,500	$30,678	$182,230,799	$(143,375,386)	$20,847	$38,906,938

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(2,386,902)	$(2,682,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,565	187,834
Amortization of debt discount	15,383	—
Unrealized gain on investments in equity securities	(31,545)	—
Stock-based compensation expense	1,413,735	1,049,510
Warrant inducement and repricing expense	—	899,410
Loss on disposal of property and equipment	47,603	20,585
Changes in operating assets and liabilities:
Accounts receivable	(664,667)	(760,428)
Inventories	(6,576)	(7,130)
Prepaid expenses and other current assets	10,049	(25,035)
Change in operating lease right-of-use assets and lease liabilities	(9,309)	—
Accounts payable and other accrued expenses	659,335	108,924
Accrued compensation and related expenses	491,123	149,018
Deferred revenue	(28,397)	(3,581)

Net cash used in operating activities	(189,603)	(1,063,653)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,121,025)	(269,543)
Purchases of short-term investments	(5,010,461)	—
Maturity of short-term investment	500,000	—
Patent and trademark costs	(20,488)	(15,350)

Net cash used in investing activities	(5,651,974)	(284,893)

Cash Flows From Financing Activities:
Proceeds from February 2018 tender offer, net of offering costs	—	4,641,807
Proceeds from exercise of stock options and warrants	1,315,846	658,544
Payment of deferred financing costs	(19,748)	—
Repayment of finance lease liabilities	(5,678)	—

Net cash provided by financing activities	1,290,420	5,300,351

Effect of exchange rates on cash and cash equivalents	(3,982)	—
Net change in cash and cash equivalents	(4,555,139)	3,951,805
Cash and cash equivalents — beginning of period	37,327,125	15,042,189

Cash and cash equivalents — end of period	$32,771,986	$18,993,994

Supplemental Disclosure of Non-Cash Financing Activities:
Change in net unrealized gain on available-for-sale securities	$30,872	$—
Reclassification of realized gain on available-for-sale debt securities to earnings	$3,098	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

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

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport, Inc. (“Cryoport”) is the premier provider of temperature-controlled logistics solutions to the life sciences industry through its purpose-built proprietary packaging, information technology and specialized cold chain logistics expertise. The Company provides leading edge logistics solutions to the biopharma, reproductive medicine and animal health markets to ship, store and deliver biologic materials, such as immunotherapies, stem cells, CAR-T cell therapies, vaccines and reproductive cells for clients worldwide Cryoport actively supports pharmaceutical and biotechnology companies, points-of-care, contract research organizations, central laboratories, contract manufacturers, university researchers and other entities service the life sciences industry.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, fair value of short-term investments, recoverability of long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity-based instruments.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities and the convertible note. The carrying value for all such instruments, except finance lease liabilities and the convertible note, approximates fair value at March 31, 2019 and December 31, 2018 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. The convertible note bears an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying value of the convertible note approximates its fair value at March 31, 2019 and December 31, 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at March 31, 2019 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at March 31, 2019 and December 31, 2018 are net of reserves for doubtful accounts of $100,000. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of March 31, 2019, there were two customers that accounted for 31.2% and 22.9%, respectively, of net accounts receivable. As of December 31, 2018, there were two customers that accounted for 29.0% and 23.4%, respectively, of net accounts receivable. There were no other single customers that owed us more than 10% of net accounts receivable at March 31, 2019 and December 31, 2018.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the three months ended March 31, 2019 and 2018, the Company had revenues from foreign customers of approximately $483,800 and $528,200, respectively, which constituted approximately 7.8% and 13.1%, respectively, of total revenues. There were two customers that accounted for 24.7% and 10.6% of revenues during the three months ended March 31, 2019, respectively. No other single customer generated over 10% of revenues during the three months ended March 31, 2019 and 2018.

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

Property and equipment are recorded at cost. Shippers and data loggers, which comprise 39% and 34% of the Company’s net property and equipment balance at March 31, 2019 and December 31, 2018, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to seven years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the consolidated statements of operations.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liabilities, and long-term finance lease liabilities on our consolidated balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component for all its leases.

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

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2019.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2019 and December 31, 2018, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2019, the Company is no longer subject to U.S. federal examinations for years before 2015 and for California franchise and income tax examinations for years before 2014. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Shipping and handling activities related to contracts with customers are accounted for as costs to fulfill our promise to transfer the associated products pursuant to the accounting policy election allowed under Topic 606 and are not considered a separate performance obligation to our customers. Accordingly, the Company records amounts billed for shipping and handling as a component of revenue. Shipping and handling fees and costs are included in cost of revenues in the accompanying condensed consolidated statements of operations.

Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental agencies.

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

Incremental Direct Costs

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $37,900 and $66,300 at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized revenues of $66,300 related to contact liabilities outstanding at December 31, 2018 as the services were performed.

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

Revenue Disaggregation

The Company operates in one reportable segment and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(amounts in thousands)	2019	2018
Biopharmaceutical	$5,640	$3,282
Reproductive medicine	784	502
Animal health	229	239
Total revenues	$6,653	$4,023

Our geographical revenues, by origin, for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31
(amounts in thousands)	2019	2018
Americas	$6,169	$3,495
Europe, the Middle East and Africa (EMEA)	364	368
Asia Pacific (APAC)	120	160
Total revenues	$6,653	$4,023

Engineering and Development Expenses

Expenditures relating to engineering and development are expensed in the period incurred.

Stock-Based Compensation

The Company accounts for stock-based payments in accordance with stock-based payment accounting guidance which requires all stock-based payments to be recognized based upon their fair values. The fair value of stock-based awards is estimated at the grant date using the Black-Scholes Option Pricing Model (“Black-Scholes”) and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company accounts for forfeitures of unvested awards as they occur.

The Company’s stock-based compensation plans are discussed further in Note 10.

Basic and Diluted Net Loss Per Share

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt outstanding during the periods.

The following shows the amounts used in computing net loss per share for the three months ended March 31:

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,386,902)	$(2,682,760)
Weighted average common shares issued and outstanding - basic and diluted	30,441,996	26,774,179
Basic and diluted net loss per share	$(0.08)	$(0.10)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	2,986,999	2,753,544
Warrants	1,155,365	3,261,763
Convertible note	1,372,998	—
	5,515,362	6,015,307

Segment Reporting

We currently operate in one reportable segment and our Chief Executive Officer is the chief operating decision maker.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the Netherlands and UK subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(10,080) for the three months ended March 31, 2019.

Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, “Compensation-Stock Compensation”, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers”. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, as amended by ASU No. 2018-11, “Leases: Targeted Improvements”, (ASC 842), which provides for a comprehensive change to lease accounting. The new guidance amends the existing accounting standards for leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

We adopted the standard effective January 1, 2019 using the modified retrospective approach with the effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. Also, the Company has implemented additional internal controls to enable future preparation of financial information in accordance with ASC 842.

The standard had a material impact on our condensed consolidated balance sheets, which resulted in the recognition of ROU assets of $1.8 million, lease liabilities of $2.1 million and a reduction in deferred rent liabilities of $308,600 for operating leases, while our accounting for finance leases remained substantially unchanged. However, the adoption of the new standard did not materially impact our consolidated results of operations and cash flows. Also, the adoption of ASC 842 did not have an impact on the Company’s beginning accumulated deficit balance.

ASC 842 provides a number of optional practical expedients in transition. For leases that commenced prior to January 1, 2019, the Company elected: (1) the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs, and (2) the use-of-hindsight in determining the lease term and in assessing impairment of ROU assets. In addition, ASC 842 provides practical expedients for an entity’s ongoing accounting that the Company has elected, comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases that qualify.

For additional information regarding the Company’s leases, see Note 8.

Note 4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cash	$32,149,195	$37,223,698
Cash equivalents:
Money market mutual fund	622,791	103,427
Total cash and cash equivalents	32,771,986	37,327,125
Short-term investments:
U.S. Treasury notes and bills	11,454,106	7,925,975
Mutual funds	3,046,642	2,004,993
Total short-term investments	14,500,748	9,930,968
Cash, cash equivalents and short-term investments	$47,272,734	$47,258,093

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at March 31, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$2,454,675	$32,185	$—	$2,486,860
U.S. Treasury notes	8,948,075	20,820	(1,649)	8,967,246
Total available-for-sale investments	$11,402,750	$53,005	$(1,649)	$11,454,106

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$2,948,777	$19,523	$—	$2,968,300
U.S. Treasury notes	4,953,616	4,059	—	4,957,675
Total available-for-sale investments	$7,902,393	$23,582	$—	$7,925,975

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2019:

	Amortized Cost	Fair Value
Due within one year	$8,407,226	$8,459,616
Due between one and two years	2,995,524	2,994,490
Total	$11,402,750	$11,454,106

The gross unrealized losses of available-for-sale investments that were in an unrealized loss position as of March 31, 2019 were insignificant. As of December 31, 2018, there were no available-for-sale investments in an unrealized loss position.

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

During the three months ended March 31, 2019, we had realized gains of $5,900 on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $3.0 million at March 31, 2019. These investments consist of mutual funds that invest primarily in tax free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2019 related to equity securities held at March 31, 2019 are as follows:

Net gains recognized during the three months on equity securities	$31,545
Less: net gains (losses) recognized during the year on equity securities sold during the three months	—
Unrealized gains recognized during the three months on equity securities still held at March 31, 2019	$31,545

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of March 31, 2019 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

March 31, 2019
Cash equivalents:
Money market mutual fund	$622,791	$—	$—	$622,791
Marketable equity securities:
Mutual funds	3,046,642	—	—	3,046,642
Available-for-sale debt securities:
U.S. Treasury notes	2,486,860	—	—	2,486,860
U.S. Treasury bills	8,967,246	—	—	8,967,246
	$15,123,539	$—	$—	$15,123,539

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level I within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2019.

Note 6. Convertible Note

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

The interest expense was $322,500 for the three months ended March 31, 2019, all of which is included in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2019.

Note 7. Commitments and Contingencies

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

Note 8. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of two years to approximately six years, some of which include options to extend the leases for multiple renewal periods of five years each. As of March 31, 2019 and December 31, 2018, assets recorded under finance leases were $71,000, and accumulated depreciation associated with finance leases was $15,200 and $6,800, respectively.

The components of lease cost were as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$124,100

Finance lease cost:
Amortization of right-of-use assets	$2,500
Interest on finance lease liabilities	807
3,307

Total lease cost	$127,407

Other information related to leases was as follows:

Three Months Ended
Supplemental Cash Flows Information	March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133,000
Operating cash flows from finance leases	$807
Financing cash flows from finance leases	$5,700

Right-of-use assets obtained in exchange for lease obligations:
Operating leases
Finance leases	$21,100
$—
Weighted-Average Remaining Lease Term
Operating leases	4.4 years
Finance leases	2.1 years

Weighted-Average Discount Rate
Operating leases	8.3%
Finance leases	6.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$406,256	$19,455
2020	552,601	25,940
2021	552,970	8,647
2022	556,359	—
2023	218,632	—
Thereafter	132,982	—
Total future minimum lease payments	2,419,800	54,042
Less imputed interest	(407,827)	(3,373)
Total	$2,011,973	$50,669

Reported as of March 31, 2019	Operating Leases	Finance Leases
Current lease liabilities	$390,790	$23,531
Noncurrent lease liabilities	1,621,183	27,138
Total	$2,011,973	$50,669

Disclosures related to periods prior to adoption of ASC 842

The future minimum obligations under operating and capital leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2019	$525,592	$25,940
2020	537,742	25,940
2021	538,893	8,647
2022	542,790	—
2023	198,219	—
Thereafter	109,773	—
Total minimum lease payments	$2,453,009	60,527
Amount representing interest at 6%		(4,180)
Present value of future minimum capital lease obligations		56,347
Current portion		(23,191)
		$33,156

Note 9. Stockholders’ Equity

Authorized Stock

The Company has 100,000,000 authorized shares of common stock with a par value of $0.001 per share, and 2,500,000 undesignated or “blank check” preferred stock, with a par value of $0.001, of which, 800,000 shares have been designated as Class A Convertible Preferred Stock and 585,000 shares have been designated as Class B Convertible Preferred Stock.

Common Stock Issued for Services

During the three months ended March 31, 2019, 1,319 shares of common stock with a fair value of $17,500 were issued to two members of the board of directors as compensation for services.

During the three months ended March 31, 2018, 1,938 shares of common stock with a fair value of $17,500 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of March 31, 2019, approximately 7.5 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	5,738,313
Exercise of warrants	1,789,260
Total shares of common stock reserved for future issuances	7,527,573

In addition, we reserved 1,372,998 shares of common stock issuable upon conversion of our Note, which reflects 120% of the maximum number of Note Shares issuable upon conversion of the Note (see Note 6).

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the condensed consolidated statement of operations for the three months ended March 31, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that were offset against the proceeds from this offering.

Note 10.  Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2018	2,049,534	$4.03
Issued	—	—
Exercised	(237,225)	4.22
Expired	(23,049)	11.95
Outstanding — March 31, 2019	1,789,260	$3.91	1.3	$16,223,500
Vested (exercisable) — March 31, 2019	1,789,260	$3.91	1.3	$16,223,500

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on March 29, 2019, which was $12.92 per share.

Total intrinsic value of warrants exercised during the three months ended March 31, 2019 was $1.6 million.

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuance up to 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of March 31, 2019, the Company had 4,019,728 shares available for future awards under the 2018 Plan.

During the three months ended March 31, 2019, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.7 – 6.2
Risk-free interest rate	2.4% - 2.6%
Volatility	94% – 99%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018

Cost of revenues	$62,753	$35,457
General and administrative	940,139	727,723
Sales and marketing	339,075	229,565
Engineering and development	71,768	56,765
	$1,413,735	$1,049,510

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2018	5,757,305	$5.16
Granted (weighted-average fair value of $7.20 per share)	154,650	9.27
Exercised	(119,918)	3.12
Forfeited	(53,724)	10.85
Outstanding — March 31, 2019	5,738,313	$5.26	7.0	$44,101,200
Vested (exercisable) — March 31, 2019	3,998,833	$4.67	6.4	$33,026,000
Expected to vest after March 31, 2019 (unexercisable)	1,739,480	$6.61	8.4	$11,075,200

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on March 29, 2018, which was $12.92 per share.

Total intrinsic value of options exercised during the three months ended March 31, 2019 was $1.0 million,

As of March 31, 2019, there was unrecognized compensation expense of $8.7 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.7 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q, the terms “Cryoport”, “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary, Cryoport Systems, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 13, 2019 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2019 (unaudited) and the consolidated balance sheet as of December 31, 2018 (audited) and the related unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2018 and 2017, included in the Company’s Form 10-K for the year ended December 31, 2018.

General Overview

Overview

Cryoport is a life sciences services company focused on providing critical solutions, such as temperature-controlled logistics, bioservices and end-product fulfillment to the biopharma, reproductive medicine and animal health markets. Our differentiated products and services enable our clients to ship, store and deliver biologics and other life sciences commodities in a continual temperature-controlled state, including ultra-low cryogenic and other temperature ranges.

Cryoport’s advanced, comprehensive and technology-centric systems and solutions were designed to support the global high-volume distribution of commercial biologic and cell-based products regulated by the United States Food and Drug Administration (FDA) and other international regulatory bodies for distribution in the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia-Pacific) regions. Cryoport’s solutions are also designed to support pre-clinical, clinical trials, Biologics License Applications (BLA), Investigational New Drug Applications (IND) and New Drug Applications (NDA) with the FDA as well global clinical trials initiated in other countries, where strict regulatory compliance and quality assurance is mandated. Our industry standard setting Chain of ComplianceTM solution, which includes vital analytics, such as ‘chain-of-condition’ and ‘chain-of-custody’ information in a single data stream, empowers our clients’ continuous vigilance over their commodities. In addition, our Chain of ComplianceTM standard ensures full traceability of the equipment used and the processes employed, further supporting each client’s goal to minimize risk and maximize success of their new biologics or other commodities as they are introduced into the global markets.

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

Our advanced technologies and dedicated personnel allow us to continue to expand our services footprint with a growing suite of services, products and competencies serving the life sciences industry, which currently include: information technology, primary and secondary packaging, near real-time monitoring, analytics, logistics distribution, consulting, laboratory relocation, fleet management, embedded logistics support, validation services (especially for shipping lanes and packaging). A sample of our client facing, value-added competencies addressing specific client requirements are as follows:

•	“Personalized Medicine and Cell-based Immunotherapy Solutions,” designed for autologous therapies in which our Cryoport Express® Solutions serve as an enabling technology for the safe and efficient transportation of leukapheresis or apheresis blood products as well as the manufactured autologous cellular-based immunotherapies by providing a comprehensive logistics solution for the verified chain of condition and chain of custody, chain of identity, and Chain of ComplianceTM transport from, (a) the collection of the patient’s blood or cells at a point-of-care setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved delivery of these often irreplaceable cells to a point-of-care treatment facility. If required, Cryoport Express® Shippers can then serve as a temporary freezer/repository supporting the efficient distribution of the personalized medicine to the patient when and where the medical provider needs it, without the expense and inconvenience of on-sight, cryopreservation storage freezers.

•	“Allogeneic Therapy Solutions,” designed for allogeneic therapies in which our Cryoport Express® Solutions serve as an enabling technology for the safe and efficient transportation of health donor blood products as well as the manufactured allogeneic therapies by providing a comprehensive logistic solutions for the verified chain of condition, chain of custody, chain of identity, and Chain of ComplianceTM transport from, (a) the blood collection center, to (b) the manufacturing facility for the allogeneic therapy, to (c) a storage and fulfillment facility, or (d) to a point-of-care treatment facility. Again, if required, the Cryoport Express® Shipper can then serve as a temporary freezer/repository to allow the efficient distribution of the personalized medicine to the patient.

•	“Embedded Solutions,” our most comprehensive solution, which involves our management of the entire temperature-controlled logistics process for our client using Cryoport technology and Cryoport employees working on-sight at the client’s location to manage all of the client’s temperature-controlled logistics needs.

•	“Fleet Management,” our fleet management support service is designed to reduce our clients upfront and recurring costs through optimized utilization of resources and minimization of equipment loss. We offer both complete and partial temperature-controlled outsourced fleet management services, including fleet evaluation and disposition (if required), inventory control, fleet maintenance and ongoing fleet requalification and validation.

•	“Packaging Development,” using ‘Design-of-Experiment’ and ‘Quality-by-Design’ processes, Cryoport can design, engineer and employ customized packaging and/or accessories to ensure effective distribution of our client’s critical commodities using our in-house team of packaging engineering competencies in the cryogenic, 2-8℃ and other temperature-controlled ranges to meet or exceed our client’s specifications. Packaging development may include integration of our SmartPak II™ Condition Monitoring System and the accommodation of our Cryoportal® Logistics Management Platform into our clients’ packaging configurations, providing full access to our logistics management support competencies.

•	“Consulting Services,” provides our clients an opportunity to leverage our in-house talent to: design custom logistics plans, perform lane assessment, lane validation, carrier validation; design custom packaging and validation, permitting clinical trial logistics design; commercial launch planning; systems integration; and end user training.

•	“Laboratory Relocation,” for large moves of life sciences commodities, we use redundant temperature-controlled shippers and environmentally controlled trucks. Along with our logistics partners, we ensure the integrity of client materials during all logistics phases, including loading, transport, unloading and placement. Our service includes lane and carrier permitting and validation. Our large sample capacity Cryoport Express® CryoMax™ Shipper has a holding time of up to 20 days and includes the benefit of our near real time SmartPak II™ Condition Monitoring System, which supplies monitoring information to our Cryoportal® Logistic Management Platform, providing LiveView information on the client’s transport. By employing our 24/7/365 client support team to actively monitoring shipments and mitigate risks, we ensure safe shipping and relocation of large-scale collections.

•	“powered by cryoportSM,” available to providers of shipping and delivery services who seek to offer a “branded” cryogenic logistics solution as part of their service offerings. “powered by cryoportSM” appears prominently on the offering software interface and packaging. This option for the client to private label its service is available upon committing to certain requirements, such as minimum annual shipping volumes.

In addition to the offerings above, Cryoport is continuously evaluating, expanding and improving its range of services and solutions in response to market needs and client demand.

Competitive Advantages

With our first-to-market and technology-driven logistics services for the life sciences industry and over a decade of experience, we have established a unique lead over potential competitors. Furthermore, we are not aware of any company that offers Cryoport’s full suite of solutions. Working with our tools in information technology, packaging and temperature-controlled logistics, we approach our growing markets with innovation, creative thinking and advanced technologies.

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

In addition, Novartis and Kite Pharmaceuticals Inc. (a Gilead company) have both entrusted Cryoport to manage the global clinical shipments of its cell therapies trials and the commercial shipments of its CAR-T cell therapies, Kymriah® and Yescarta®, respectively, which were the first two CAR-T cell therapies approved by the FDA.

Our competitive position is further enhanced by our respective “powered by cryoportSM” partnership agreements with FedEx, DHL, UPS, who collectively, have more than 87% of the express logistics aircraft in service and who, respectively, have been expanding other parts of their temperature-controlled offerings for the life sciences industry.

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

World Courier, a part of AmerisourceBergen. In July 2018 we announced World Courier’s integration of Cryoport’s full suite of temperature-controlled solutions into its global network. World Courier is a global specialty logistics company that designs world-class supply chain programs. The integration allows Cryoport’s Chain of ComplianceTM solutions availability to World Courier clients. The integrated platform combines the strengths of both the Cryoport and World Courier systems to their respective biopharmaceutical clients, allowing each client to proactively minimize risks to their cell and gene therapies through the entire biopharma supply chain in order to maintain the efficacy of their valuable commodities. Our integrated solutions will be offered through World Courier’s global network of more than 140 company-owned offices operating across 50 countries, as well as directly through Cryoport’s business development team.

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

Over the past several years, Cryoport has assumed the leadership position in supporting the rapidly growing regenerative medicine market with its temperature-controlled logistics solutions. According to the Alliance for Regenerative Medicine’s State of the Industry Briefing in January of 2019, there were 906 regenerative medicine companies worldwide, conducting a total of 1,028 clinical trials of which 92 were in Phase III as of the end of 2018. The total targeted enrollment of patients in regenerative medicine clinical trials word-wide were 59,757 patients. Total global financings in this space were $13.3 billion, up 73% compared to 2017. The FDA stated that by 2025 it predicts that it will be approving 10 to 20 cell and gene therapy products per year. This data further amplifies the significant position regenerative medicine is taking in the development of new therapies and products in the life sciences industry.

The total cold chain logistics market for the life sciences industry has historically grown faster per annum than the total life sciences logistics market. For 2018, global cold chain logistics spending, overall, was forecasted to be $15.0 billion; with approximately $3.4 billion in spending supporting global clinical trials. By 2022, the global life sciences cold chain logistics market is forecast to grow to $18.6 billion for a 24% increase. The majority of the growth is a result of the recent advancements in the development of biologics and cell-based therapies. As a result, scientists, intermediaries, and manufacturers require means for cryogenically transporting and storing their work and products, such as CAR-T cell therapies, where temperatures must be maintained below the “glass point” (generally, below minus 136°C). In addition, our Cryoport Express® C3™ solution was specifically developed to address the front-end logistics of some autologous therapies that transport whole blood to the point of manufacturing, requiring a stable 2-8°C temperature range. It is more robust than any competing shipper today with its exacting and reliable design. These solutions incorporate our Cryoportal® Logistics Management Platform and the SmartPak IITM Condition Monitoring System, giving our clients a seamless logistics record of all vital information for each therapy shipped on a worldwide basis.

We think Cryoport is appropriately positioned as a life sciences services company focused on providing solutions such as temperature-controlled logistics, bioservices and end-product fulfillment, to the regenerative medicine, reproductive medicine and animal health markets.  Our differentiated products and services enable our clients to ship, store and deliver biologics and other commodities required to remain in a continual cryogenic or temperature-controlled state, such as CAR-T therapies and other cell therapies, gene therapies, embryos for reproductive medicine, vaccines, and stem cells. Our standard setting Chain of ComplianceTM, which includes vital analytics, including ‘chain-of-condition’ and ‘chain-of-custody’ information, in a single data stream, allows our clients continuous vigilance over their commodities to minimize risk and maximize success through traceability of the equipment used and the processes employed in supporting each client’s therapy or other commodity.

Life Sciences Agreements

Our clients include life sciences companies and institutions that have engaged us to support their clinical studies and trials as well as the global distribution of their commercial biologics, vaccines and other products with our temperature-controlled logistics and bioservices solutions. Our most significant agreements are as follows:

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

Novartis. In May 2017, we signed an agreement with Novartis Inc. to manage the global clinical and commercial shipments of its CAR-T cell therapies, including the commercial launch of CAR-T cell therapy, Kymriah® (CTL019), for children and young adults with B-cell ALL that is refractory or has relapsed at least twice. On August 30, 2017 Novartis received from the FDA the first ever CAR-T cell approval for the first indication of Kymriah®.  Subsequently on May 1, 2018 the FDA approved Kymriah® for the treatment for adult patients with relapsed/refractory DLBCL.  Following the U.S. approvals, on August 27, 2018 the EU approved Kymriah® for both ALL and DLBCL, Canadian approval on September 6, 2018, and Australian approval on December 20, 2018. Most recently, in April 2019, Kymriah® received approval from the Japanese regulator authority. Novartis has treated patients in 11 countries and has over 500 employees dedicated to the support of Kymriah®.  Under our agreement with Novartis, Cryoport provides cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPak IITM Condition Monitoring System technology and communications and information recording using its Cryoportal® Logistics Management Platform to manage shipments from the Novartis manufacturing sites to their clinical and commercial sites for patient administration globally.

Kite/Gilead. In July 2017, we signed an agreement with Kite Pharmaceuticals Inc. (a Gilead company) to manage the clinical and commercial shipments of its CAR-T cell therapy, Yescarta® (Axicabtagene Ciloleucel). On October 18, 2017, Yescarta® became the first CAR-T therapy approved by the FDA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma. Additionally, Yescarta® received EU approval on August 27, 2018 for relapsed/refractory DLBCL and PMBCL.  As of January 31, 2019, Kite had 68 cancer centers authorized to treat patients in the United States and 12 certified in the EU.  Through these centers over 700 patients have been treated with Yescarta®.  Under our agreement with Kite, Cryoport provides cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPak IITM Condition Monitoring System technology and communications and information recording using its Cryoportal® Logistics Management Platform to manage shipments from the Kite manufacturing sites to their clinical and commercial sites of patient administration globally.

Cryoportal™ Logistics Management Platform

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

The Cryoportal® was developed for time-and temperature-sensitive shipments that are required to be maintained at specific temperatures, beginning with the most demanding cryogenic temperatures (-150℃) and moving upward to ambient (20-25℃) to ensure that the shipped samples/commodities/products are not subject to degradation or out of designated “safe” range temperatures. While our current focus is on cryogenic (-150℃) as well as 2-8℃ logistics within the life sciences industry, the use of the Cryoportal® Logistics Management Platform can and may be extended into other temperature-controlled ranges for the life sciences. To our knowledge, the Cryoportal® Logistics Management Platform is unique to temperature-controlled logistics in the life sciences industry. It is robust and has considerable capabilities. We frequently receive favorable feedback about the Cryoportal® from our clients and partners.

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

Cryoport Express® C3™ Shippers

Non-cryogenic, temperature-controlled Cryoport Express™ Shippers employ sourced components that are modified and assembled to meet the requirements of the task for which they were designed. An example is the Cryoport Express™ C3™ Shipper.

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

Cryoport Express® Shipper Summary

We believe Cryoport Express® Shippers used in Cryoport Express® Solutions do the best job in the life sciences industry to mitigate risks. We believe that our Cryoport Express® Solutions are the most advanced and most cost-effective temperature-controlled logistics solutions available to the life sciences industry. We believe Cryoport Express® Solutions satisfy client needs and scientific and regulatory requirements relating to each shipment of time- and temperature-critical, frozen and/or refrigerated transport of biological materials, such as stem cells, cell lines, pharmaceutical clinical trial samples, gene biotechnology, infectious materials handling, animal and human reproduction markets. We believe that due to our proprietary technology, innovative design and systems, our Cryoport Express® Shippers are less prone to losing critical functional hold time than competing products.

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

Cryoport Consulting provides consulting services to assist life sciences companies in developing strategies for global cold chain logistics management and contingency options to protect their valuable, and often irreplaceable, biological commodities. Cryoport Consulting addresses the demand created by the worldwide advances in cellular based therapies, including immunotherapies, stem cells and CAR-T cells. Cell-based immunotherapies are driving broad shifts and challenges for the life sciences industry, including how to obtain, properly store and carefully transport the growing number of new, individualized, temperature sensitive therapies. Improper temperature maintenance or temperature excursions during any portion of a logistics cycle can adversely affect the viability of these biologically based commodities. Consequently, strategic, global logistics planning for cryogenic cold chain solutions has taken on a strategic importance to the life sciences industry and a rapidly growing demand for consulting expertise.

Other Development Activities

We continue to build out our ecosystem through partnerships and alliances. We are, also, continuing our research, engineering and development efforts to continue to advance our technology applications for temperature-controlled logistics and bioservices. We are further expanding the functionality of our Cryoportal® Logistics Management Platform and will advance our Smart Pak II™ Condition Monitoring technology to ensure our continued leadership and the highest level of effectiveness and efficiency in the temperature-controlled logistics for the life sciences industry.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	($ in 000’s)

Revenues	$6,653	$4,023	$2,630	65.4%
Cost of revenues	(3,199)	(1,839)	(1,360)	74.0%

Gross margin	3,454	2,184	1,270	58.2%
General and administrative	(2,697)	(2,069)	(628)	30.4%
Sales and marketing	(2,408)	(1,584)	(824)	52.0%
Engineering and development	(489)	(330)	(159)	48.5%
Interest expense	(339)	—	(339)	100%
Warrant inducement and repricing expense	—	(899)	899	(100)%
Other income, net	91	16	75	480.1%
Provision for income taxes	1	(1)	2	(210.7)%

Net loss	$(2,387)	$(2,683)	$296	(11.0)%

Total revenues

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	($ in 000’s)

Biopharmaceutical	$5,640	$3,282	$2,358	71.8%
Reproductive medicine	784	502	283	56.3%
Animal health	229	239	(11)	(4.5)%

Total revenues	$6,653	$4,023	$2,630	65.4%

Revenues. We generated revenues from customers in all of our target life sciences markets, biopharma, reproductive medicine and animal health. Revenues increased $2.6 million or 65.4% to $6.7 million for the three months ended March 31, 2019, as compared to $4.0 million for the three months ended March 31, 2018. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $2.4 million or 71.8%, to $5.6 million for the three months ended March 31, 2019 as compared to $3.3 million for the three months ended March 31, 2018. Commercial revenue increased to $1.4 million for the three months ended March 31, 2019 as compared to $294,400 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we added approximately 22 new biopharma clients and added 26 clinical trials, net of completed or terminated trials, of which 21 trials were in the Americas and 5 in EMEA. We now support 383 clinical trials (338 in the Americas and 45 in EMEA) compared to 261 clinical trials supported as of March 31, 2018 (236 in the Americas and 25 in EMEA). The number of Phase III clinical trials supported increased to 49 trials as of March 31, 2019 (39 in the Americas and 10 in EMEA. This compares to 38 Phase III trials (31 in the Americas and 7 in EMEA) supported as of March 31, 2018. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 56.3% for the three months ended March 31, 2019, as compared to 2018. This increase was driven by a 47.4% increase in revenues in the U.S. market through continued success of our CryoStork® services offering and a 88.2% increase in revenues in the international markets, which was primarily a result of our marketing initiatives and growing brand recognition in this market, driving stronger demand in the Americas and EMEA. Our revenue from animal health decreased 4.5% for the three months ended March 31, 2019, as compared to the same period in 2018 as a result of non-recurring activity in the previous year.

Gross margin and cost of revenues. Gross margin for the three months ended March 31, 2019 was 51.9% of revenues, as compared to 54.3% of revenues for the three months ended March 31, 2018. The decrease in gross margin by almost two percentage points is primarily due to the increased operating costs of our new global logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands that commenced operations during the third quarter of 2018. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $1.4 million, or 74.0%, to $3.2 million for the three months ended March 31, 2019, as compared to $1.8 million in the same period in 2018. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $628,300 for the three months ended March 31, 2019 or 30.4% as compared to the same period in 2018. This increase is primarily due to an increase in salaries and associated employee costs of $281,400, an increase in stock-based compensation of $212,400, an increase in public company related expenses of $81,800 including legal fees, an increase in insurance premiums of $34,600, and an increase in director fees of $11,500.

Sales and marketing. Sales and marketing expenses increased $823,600 or 52.0% and is primarily due to an increase in salaries and associated employee costs of $562,500 which includes recruiting fees of $35,900 for the expansion of our domestic logistics force, an increase in facility cost allocations of $167,100, an increase in stock-based compensation of $109,500 and an increase in travel and lodging expense of $29,400. These increases were partially offset by a decrease in trade shows of $45,100 and a decrease in marketing and advertising promotions of $17,900.

Engineering and development expenses. Engineering and development expenses increased $159,900 or 48.5% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase is primarily due to $91,900 in wages and associated employee costs to add a software development product manager and senior engineers, an increase in facility cost allocation of $45,300, an increase in prototype expenses of $17,900, and an increase in stock-based compensation of $15,000. These increases were partially offset by a reduction of $6,200 in testing expenses and a reduction in travel and lodging expense of $6,100. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Warrant inducement and repricing expense. Warrant inducement and repricing expense for the three months ended March 31, 2018 was due to the repricing of certain warrants for the tender offer that was completed in February 2018.

Interest expense. Interest expense increased $338,700 for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 due to the interest on the convertible note recorded in December 2018.

Other income, net. The other income, net for the three months ended March 31, 2019 is primarily due to investment income on our cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash and cash equivalents of $32.8 million, $14.5 million in short-term investments and had working capital of $47.9 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the year three months ended March 31, 2019, we used $189,600 of cash for operations primarily as a result of the net loss of $2.4 million offset by non-cash expenses of $1.7 million primarily comprised of amortization of a debt discount, stock-based compensation expense, and depreciation and amortization. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts receivable of $664,700 offset by an increase in accounts payable and accrued expenses of $659,300 and an increase in accrued compensation of $491,100.

Net cash used in investing activities of $5.7 million during the three months ended March 31, 2019 was primarily due to the $5.0 million purchase of short-term investments, capitalization of software development costs for our CryoportalTM Logistics Management Platform, additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems and computer equipment as well as legal expenses incurred for patent and trademark applications which was partially offset by the maturity of a short-term investment of $500,000.

Net cash provided by financing activities totaled $1.3 million during the three months ended March 31, 2019, as a result of $1.3 million in proceeds from the exercise of stock options and warrants which was partially offset by payments $19,700 for deferred financing costs and $5,700 for finance lease liabilities.

The Company’s management believes that, based on its current plans and assumptions, the current cash and cash equivalents on hand, short-term investments, together with projected cash flows, will satisfy our operational and capital requirements for at least the next twelve months. The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2018, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cryoport, Inc.

Dated: May 9, 2019

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: May 9, 2019

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

