Form 10-Q
period 2019-06-30
Cryoport, Inc.
filed 2019-08-09
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 2, 2019 there were 35,592,828 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$80,642,213	$37,327,125
Short-term investments	14,103,653	9,930,968
Accounts receivable, net	6,095,858	3,543,666
Inventories	306,438	220,514
Prepaid expenses and other current assets	526,648	752,269
Total current assets	101,674,810	51,774,542
Property and equipment, net	10,338,007	4,357,498
Operating lease right-of-use assets	4,160,747	—
Goodwill	11,149,663	—
Other intangible assets, net	5,415,499	137,220
Deposits	407,369	350,837
Total assets	$133,146,095	$56,620,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$3,416,805	$1,709,397
Accrued compensation and related expenses	1,534,468	1,262,478
Current portion of operating lease liabilities	534,586	—
Current portion of finance lease liabilities	25,940	23,191
Deferred revenue	221,776	66,315
Total current liabilities	5,733,575	3,061,381

Convertible note, net of discount of $277,375 and $288,400, respectively	14,722,625	14,711,580
Operating lease liabilities, net of current portion	3,920,739	—
Finance lease liabilities, net of current portion	18,981	33,156
Deferred rent liability, net of current portion	—	267,415
Total liabilities	24,395,920	18,073,532

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,485,570 and 30,319,038 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	35,486	30,319
Additional paid-in capital	254,580,262	179,501,577
Accumulated deficit	(145,903,877)	(140,988,484)
Accumulated other comprehensive income	38,304	3,153
Total stockholders’ equity	108,750,175	38,546,565
Total liabilities and stockholders’ equity	$133,146,095	$56,620,097

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$8,463,588	$4,627,011	$15,116,500	$8,650,200
Cost of revenues	4,125,199	2,123,304	7,324,210	3,962,130
Gross margin	4,338,389	2,503,707	7,792,290	4,688,070
Operating costs and expenses:
General and administrative	3,258,781	2,668,845	5,955,640	4,737,355
Sales and marketing	2,843,073	1,851,456	5,251,065	3,435,884
Engineering and development	540,933	448,591	1,030,529	778,321
Total operating costs and expenses	6,642,787	4,968,892	12,237,234	8,951,560
Loss from operations	(2,304,398)	(2,465,185)	(4,444,944)	(4,263,490)
Other income (expense):
Interest expense	(333,910)	—	(672,638)	—
Warrant inducement and repricing expense	—	—	—	(899,410)
Other income, net	119,441	7,120	210,913	22,888
Loss before provision for income taxes	(2,518,867)	(2,458,065)	(4,906,669)	(5,140,012)
Provision for income taxes	(9,624)	(12,825)	(8,724)	(13,638)
Net loss	$(2,528,491)	$(2,470,890)	$(4,915,393)	$(5,153,650)
Net loss per share – basic and diluted	$(0.08)	$(0.09)	$(0.16)	$(0.19)
Weighted average shares outstanding – basic and diluted	31,176,166	27,808,873	30,811,109	27,294,384

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,528,491)	$(2,470,890)	$(4,915,393)	$(5,153,650)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	37,905	—	59,612	—
Reclassification of realized gain on available-for-sale debt securities to earnings	(18,913)	—	(12,846)	—
Foreign currency translation adjustments	(1,535)	—	(11,615)	—
Other comprehensive income	17,457	—	35,151	—
Total comprehensive loss	$(2,511,034)	$(2,470,890)	$(4,880,242)	$(5,153,650)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

									Accumulated
	Class A		Class B				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid–In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance at March 31, 2018	—	$—	—	$—	27,593,118	$27,593	$156,541,327	$(134,115,643)	$—	$22,453,277
Net loss	—	—	—	—	—	—	—	(2,470,890)	—	(2,470,890)
Stock-based compensation expense	—	—	—	—	—	—	1,428,230	—	—	1,428,230
Issuance of common stock for board of director compensation	—	—	—	—	1,157	1	17,499	—	—	17,500
Proceeds from exercise of stock options and warrants	—	—	—	—	856,378	857	2,992,742	—	—	2,993,599
Balance June 30, 2018	—	$—	—	$—	28,450,653	$28,451	$160,979,798	$(136,586,533)	$—	$24,421,716

Balance at March 31, 2019	—	$—	—	$—	30,677,500	$30,678	$182,230,799	$(143,375,386)	$20,847	$38,906,938
Net loss	—	—	—	—	—	—	—	(2,528,491)	—	(2,528,491)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	17,457	17,457
Stock-based compensation expense	—	—	—	—	—	—	1,959,588	—	—	1,959,588
Proceeds from public offering, net of costs of $106,300	—	—	—	—	4,312,500	4,313	68,803,133	—	—	68,807,446
Issuance of common stock for board of director compensation	—	—	—	—	1,920	2	32,165	—	—	32,167
Proceeds from exercise of stock options and warrants	—	—	—	—	493,650	493	1,554,577	—	—	1,555,070
Balance at June 30, 2019	—	$—	—	$—	35,485,570	$35,486	$254,580,262	$(145,903,877)	$38,304	$108,750,175

Balance at December 31, 2017	—	$—	—	$—	25,701,924	$25,702	$149,293,947	$(131,432,883)	$—	$17,886,766
Net loss	—	—	—	—	—	—	—	(5,153,650)	—	(5,153,650)
Stock-based compensation expense	—	—	—	—	—	—	2,460,239	—	—	2,460,239
Warrant repricing expense	—	—	—	—	—	—	899,410	—	—	899,410
Proceeds from tender offer, net of costs of $99,357	—	—	—	—	1,580,388	1,580	4,640,227	—	—	4,641,807
Issuance of common stock for board of director compensation	—	—	—	—	3,095	3	34,997	—	—	35,000
Proceeds from exercise of stock options and warrants	—	—	—	—	1,165,246	1,166	3,650,978	—	—	3,652,144
Balance June 30, 2018	—	$—	—	$—	28,450,653	$28,451	$160,979,798	$(136,586,533)	$—	$24,421,716

Balance at December 31, 2018	—	$—	—	$—	30,319,038	$30,319	$179,501,577	$(140,988,484)	$3,153	$38,546,565
Net loss	—	—	—	—	—	—	—	(4,915,393)	—	(4,915,393)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	35,151	35,151
Stock-based compensation expense	—	—	—	—	—	—	3,355,824	—	—	3,355,824
Proceeds from public offering, net of costs of $106,300	—	—	—	—	4,312,500	4,313	68,803,133	—	—	68,807,446
Issuance of common stock for board of director compensation	—	—	—	—	3,239	3	49,663	—	—	49,666
Proceeds from exercise of stock options and warrants	—	—	—	—	850,793	851	2,870,065	—	—	2,870,916
Balance at June 30, 2019	—	$—	—	$—	35,485,570	$35,486	$254,580,262	$(145,903,877)	$38,304	$108,750,175

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(4,915,393)	$(5,153,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	797,255	379,193
Amortization of debt discount	30,793	—
Unrealized gain on investments in equity securities	(75,348)	—
Realized gain on Treasury notes and bills	(29,911)	—
Stock-based compensation expense	3,405,490	2,495,239
Warrant inducement and repricing expense	—	899,410
Loss on disposal of property and equipment	100,254	62,446
Provision for bad debt	42,042	35,675
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,594,234)	(2,029,128)
Inventories	(85,924)	17,506
Prepaid expenses and other current assets	225,402	25,369
Change in operating lease right-of-use assets and lease liabilities	(14,977)	—
Deposits	(56,532)	—
Accounts payable and other accrued expenses	1,712,648	961,787
Accrued compensation and related expenses	271,779	(22,595)
Deferred revenue	(64,830)	—
Net cash used in operating activities	(1,251,486)	(2,328,748)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,578,145)	(969,083)
Purchases of short-term investments	(6,020,660)	—
Maturities of short-term investments	2,000,000	—
Patent and trademark costs	(43,029)	(27,172)
Cash paid for acquisition	(20,429,651)	—
Net cash used in investing activities	(27,071,485)	(996,255)

Cash Flows From Financing Activities:
Proceeds from June 2019 public offering, net of offering costs	68,807,446	—
Proceeds from February 2018 tender offer, net of offering costs	—	4,641,807
Proceeds from exercise of stock options and warrants	2,870,916	3,652,144
Payment of deferred financing costs	(19,748)	—
Repayment of finance lease liabilities	(11,426)	—
Net cash provided by financing activities	71,647,188	8,293,951

Effect of exchange rates on cash and cash equivalents	(9,129)	—
Net change in cash and cash equivalents	43,315,088	4,968,948
Cash and cash equivalents — beginning of period	37,327,125	15,042,189
Cash and cash equivalents — end of period	$80,642,213	$20,011,137

Supplemental Disclosure of Non-Cash Financing Activities:
Change in net unrealized gain on available-for-sale securities	$59,612	$—
Reclassification of realized gain on available-for-sale debt securities to earnings	$12,846	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport, Inc. (“Cryoport”) is the market-leading provider of temperature-controlled solutions to the life sciences industry through its purpose-built proprietary packaging, information technology, specialized cold chain logistics expertise, and biostorage services. The Company provides leading edge solutions to the biopharma, reproductive medicine and animal health markets to ship, store and deliver biologic materials, such as immunotherapies, stem cells, CAR-T cell therapies, vaccines and reproductive cells for clients worldwide Cryoport actively supports pharmaceutical and biotechnology companies, points-of-care, contract research organizations, central laboratories, contract manufacturers, university researchers and other entities service the life sciences industry.

On May 14, 2019, the Company acquired substantially all of the assets of Cryogene Partners, a Texas general partnership doing business as Cryogene Labs (“Cryogene”). Cyrogene operates a temperature-controlled biostorage solutions business in Houston, Texas (see Note 11). As a result of the Cryogene acquisition, the Company operates in two reportable segments: Global Logistics Solutions and Global Bioservices. See Note 7 for segment information.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiaries, Cryoport Systems, Inc., Cryoport Netherlands B.V., Cryoport UK Limited and Cryogene, Inc. (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, fair value of short-term investments, fair value of assets acquired and liabilities assumed in business combinations, recoverability of goodwill and long-lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity-based instruments.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities and the convertible note. The carrying value for all such instruments, except finance lease liabilities and the convertible note, approximates fair value at June 30, 2019 and December 31, 2018 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. The convertible note bears an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying value of the convertible note approximates its fair value at June 30, 2019 and December 31, 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at June 30, 2019 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at June 30, 2019 and December 31, 2018 are net of reserves for doubtful accounts of $140,000 and $100,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of June 30, 2019, there were two customers that accounted for 28.1% and 26.3%, respectively, of net accounts receivable. As of December 31, 2018, there were two customers that accounted for 29.0% and 23.4%, respectively, of net accounts receivable. There were no other single customers that owed us more than 10% of net accounts receivable at June 30, 2019 and December 31, 2018.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the six months ended June 30, 2019 and 2018, the Company had revenues from foreign customers of approximately $1.4 million and $894,000, respectively, which constituted approximately 9.3% and 10.3%, respectively, of total revenues. There were two customers that accounted for 26.9% and 10.5% of revenues during the six months ended June 30, 2019, respectively. For the six months ended June 30, 2018, there was one customer that accounted for 15.1% of total revenues. No other single customer generated over 10% of revenues during the six months ended June 30, 2019 and 2018.

During the three months ended June 30, 2019 and 2018, the Company had revenues from foreign customers of approximately $928,100 million and $365,800, respectively, which constituted approximately 11.0% and 7.9%, respectively, of total revenues. There were two customers that accounted for 28.6% and 10.4% of revenues during the three months ended June 30, 2019, respectively. For the three months ended June 30, 2018, there was one customer that accounted for 21.0% of total revenues. No other single customer generated over 10% of revenues during the three months ended June 30, 2019 and 2018.

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

Property and Equipment

The Company provides engineered shipping packages (“Cryoport Express® Shippers”) to its customers and charges a fee in exchange for the use of the Cryoport Express® Shipper. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the Cryoport Express® Shipper over a period of time. The Company retains the title to the Cryoport Express® Shippers and provides its customers the use of the Cryoport Express® Shipper for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company. As a result, the Company classifies the Cryoport Express® Shippers as property and equipment for the per-use Cryoport Express® Shipper program.

Property and equipment are recorded at cost. Cryoport Express® Shippers, which include SmartPak IITM Condition Monitoring Systems and/or data loggers, which comprise 24% and 34% of the Company’s net property and equipment balance at June 30, 2019 and December 31, 2018, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Mechanical and liquid nitrogen freezers acquired in the Cryogene acquisition comprise 27% of the Company’s net property and equipment balance at June 30, 2019, and are depreciated using the straight-line method over their estimated useful lives of seven to twelve years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to fifteen years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. No triggering events indicating goodwill impairment occurred during the six months ended June 30, 2019.

Intangible Assets

Intangible assets are comprised of patents, trademarks, software development costs and the intangible assets acquired in the Cryogene acquisition which include a non-compete agreement, technology, customer relationships and trade name/trademark. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services. The non-compete agreement, technology, customer relationships and Cryogene trade name/trademark acquired in the Cryogene acquisition are amortized using the straight-line method over the estimated useful lives (see Note 11).

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the six months ended June 30, 2019.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2019.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of debt instruments and equity financings. Deferred financing costs related to the issuance of debt are amortized over the term of the financing instrument using the effective interest method and are presented in the consolidated balance sheets as an offset against the related debt. Offering costs from equity financings are netted against the gross proceeds received from the equity financings.

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2019 and December 31, 2018, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018. The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2019, the Company is no longer subject to U.S. federal examinations for years before 2015 and for California franchise and income tax examinations for years before 2014. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

For arrangements under which the Company provides biological specimen storage services and logistics support and management to the customer, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement.

Revenue generated from short-term logistics and engineering consulting services provided to customers is recognized when the Company satisfies the contractually defined performance obligations.

Our performance obligations on our orders and under the terms of agreements with customers are generally satisfied within one year from a given reporting date and, therefore, we omit disclosure of the transaction price allocated to remaining performance obligations on open orders.

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

Contract Assets

Typically, we invoice the customer and recognize revenue once we have satisfied our performance obligation. Accordingly, our contract assets comprise accounts receivable, which are recognized when payment is unconditional and only the passage of time is required before payment is due. Generally, we do not have material amounts of other contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $221,800 and $66,300 at June 30, 2019 and December 31, 2018, respectively. During the three months and six months ended June 30, 2019, the Company recognized revenues of $86,900 and $153,200, respectively, from the related contact liabilities outstanding as the services were performed.

Nature of Goods and Services

The Global Logistics Solutions segment provides Cryoport Express® Shippers to its customers and charges a fee in exchange for the use of the Cryoport Express® Shipper under long-term agreements with customers. The Company’s arrangements convey to the customers the right to use the Cryoport Express® Shippers over a period of time. The Company retains title to the Cryoport Express® Shippers and provides its customers the use of the Cryoport Express® Shipper for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company.

The Global Bioservices segment provides comprehensive and integrated temperature-controlled biostorage solutions to customers in the life sciences industry and charges a fee under long-term agreements with customers. These services include (1) biological specimen cryopreservation storage and maintenance, (2) archiving, monitoring, tracking, receipt and delivery of samples, (3) transport of frozen biological specimens to and from customer locations, and (4) management of incoming and outgoing biological specimens.

The vast majority of our revenues are covered under long-term agreements. We have determined that individual Statements of Work or Scope of Work (“SOW”), whose terms and conditions taken with a Master Services Agreement (“MSA”), create the Topic 606 contracts which are generally short-term in nature (e.g., 15-day shipping cycle) for the Global Logistics Solutions segment and up to 12 months for the Global Bioservices segment. Our agreements (including SOWs) generally do not have multiple performance obligations and, therefore, do not require an allocation of a single price amongst multiple goods or services.  Prices under these agreements are generally fixed. The Global Logistics Solutions segment recognizes revenue for the use of the Cryoport Express® Shipper at the time of the delivery of the Cryoport Express® Shipper to the end user of the enclosed materials, and at the time that collectability is probable. The Global Bioservices segment recognizes revenue as services are rendered over time and at the time that collectability is probable.

The Company also provides logistics support and management to some customers, which may include onsite logistics personnel. Revenue is recognized for these services as services are rendered over time and at the time that collectability is probable.

The Company also provides short-term logistics and engineering consulting services to some customers, with fees tied to the completion of contractually defined services. We recognize revenue from these services over time as the customer simultaneously receives and consumes the benefit of these services as they are performed.

Revenue Disaggregation

The Company operates in two reportable segments and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2019	2018	2019	2018
Global Logistics Solutions:
Biopharmaceutical	$6,959	$3,849	$12,599	$7,131
Reproductive medicine	671	499	1,455	1,001
Animal health	257	279	486	518
Global Biostorage	577	—	577	—
Total revenues	$8,464	$4,627	$15,117	$8,650

Our geographical revenues, by origin, for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2019	2018	2019	2018
Americas	$7,536	$4,261	$13,705	$7,778
Europe, the Middle East and Africa (EMEA)	724	271	1,087	638
Asia Pacific (APAC)	204	95	325	234
Total revenues	$8,464	$4,627	$15,117	$8,650

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

The Company’s stock-based compensation plans are discussed further in Note 13.

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

The following shows the amounts used in computing net loss per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,528,491)	$(2,470,890)	$(4,915,393)	$(5,153,650)
Weighted average common shares issued and outstanding - basic and diluted	31,176,166	27,808,873	30,811,109	27,294,384
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.16)	$(0.19)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	3,926,229	3,228,636	3,443,629	2,985,721
Warrants	1,058,049	1,543,052	996,702	1,460,316
Convertible note	1,372,998	—	1,372,998	—
	6,357,276	4,771,688	5,813,329	4,446,037

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the Netherlands and UK subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(1,500) and $(11,600) for the three and six months ended June 30, 2019. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings. Foreign currency gains and losses for all periods presented were not significant.

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

For additional information regarding the Company’s leases, see Note 10.

Accounting Guidance Issued but Not Adopted at June 30, 2019

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. We are currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which is intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. In addition, new disclosures are required. The ASU is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance.

Note 4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash	$79,472,844	$37,223,698
Cash equivalents:
Money market mutual fund	1,169,369	103,427
Total cash and cash equivalents	80,642,213	37,327,125
Short-term investments:
U.S. Treasury notes and bills	9,996,693	7,925,975
Mutual funds	4,106,960	2,004,993
Total short-term investments	14,103,653	9,930,968
Cash, cash equivalents and short-term investments	$94,745,866	$47,258,093

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at June 30, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$978,688	$19,517	$—	$998,205
U.S. Treasury notes	8,947,658	50,830	—	8,998,488
Total available-for-sale investments	$9,926,346	$70,347	$—	$9,996,693

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2018 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$2,948,777	$19,523	$—	$2,968,300
U.S. Treasury notes	4,953,616	4,059	—	4,957,675
Total available-for-sale investments	$7,902,393	$23,582	$—	$7,925,975

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2019:

	Amortized Cost	Fair Value
Due within one year	$9,926,346	$9,996,693

As of June 30, 2019 and December 31, 2018, there were no available-for-sale investments in an unrealized loss position.

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

During the six months ended June 30, 2019, we had realized gains of $29,900 on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $4.1 million at June 30, 2019. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2019 related to equity securities held at June 30, 2019 are as follows:

Net gains recognized during the six months on equity securities	$75,348
Less: net gains (losses) recognized on equity securities sold during the six months	—
Unrealized gains recognized during the six months on equity securities still held at June 30, 2019	$75,348

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2019
Cash equivalents:
Money market mutual fund	$1,169,369	$—	$—	$1,169,369
Marketable equity securities:
Mutual funds	4,106,960	—	—	4,106,960
Available-for-sale debt securities:
U.S. Treasury bills	998,205	—	—	998,205
U.S. Treasury notes	8,998,488	—	—	8,998,488
	$15,273,022	$—	$—	$15,273,022

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash equivalents:
Money market mutual fund	$103,427	$—	$—	$103,427
Marketable equity securities:
Mutual funds	2,004,993	—	—	2,004,993
Available-for-sale debt securities:
U.S. Treasury notes	4,957,675	—	—	4,957,675
U.S. Treasury bills	2,968,300	—	—	2,968,300
	$10,034,395	$—	$—	$10,034,395

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level I within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2019.

Note 6. Convertible Note

On December 14, 2018, we entered into a Securities Purchase and Registration Rights Agreement (the “SPA”) with Petrichor Opportunities Fund I LP (the “Investor”) in connection with (i) the issuance and sale of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Investment Shares”), at a price equal to $10.00 per share and (ii) the issuance of a $15,000,000 floating rate convertible note (the “Note”) of the Company, with such Note convertible on the terms stated therein into shares of Common Stock (the “Note Shares”) (together, the “Transaction”). In connection with the Transaction, the Company paid Petrichor Opportunities Fund I LP a commitment fee of $250,000 on the aggregate total purchase price for the Transaction.

The Note is the senior unsecured obligation of the Company. Unless earlier converted or redeemed, the Note will mature on December 14, 2023. The Note accrues interest at a rate equal to the greater of (a) three-month London Interbank Offered Rate (LIBOR) or (b) two percent, plus the applicable margin of six percent on the outstanding balance of the Note, payable quarterly on the first business day of each calendar quarter.

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

The issuance costs for this Transaction, including the commitment fee paid to the Investor totaled approximately $480,000. As these costs were incurred to raise both debt and equity, the total costs have been allocated on a pro-rata basis to the debt and equity financings based on their relative fair values. The pro-rata portion of these fees related to the Note will be amortized over the five-year stated life of the Note. During the three and six months ended June 30, 2019, the Company amortized $15,400 and $30,800, respectively, of the debt discount to interest expense for the Note.

On July 9, 2019, the Company entered into Amendment No. 1 to the Note. Pursuant to the amendment, the terms of the Note were amended such that (i) after June 30, 2019, the interest rate on the Note is reduced to 6.00%; (ii) after June 30, 2019, accrued interest on the Note will be converted into common stock of the Company in connection with any conversion of the Note, provided that solely with respect to such accrued but unpaid interest, the conversion price will be an amount equal to the average volume-weighted average price of the Company’s common stock for the 15 consecutive trading days prior to the conversion date; (iii) the mandatory conversion date is December 14, 2019; (iv) the maximum percentage provisions relating to a mandatory conversion of the Note were removed; (v) the Note is no longer required to be senior to any other indebtedness of the Company and its subsidiaries; and (vi) the limitation on the Company and its subsidiaries from incurring indebtedness was removed. Since the Note is convertible into shares of the Company’s common stock on December 14, 2019, the Company determined that the classification as a long-term liability is appropriate as the debt will not be settled in cash.

Interest expense was $315,800 and $638,300 for the three and six months ended June 30, 2019, respectively, of which $315,800 is included in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2019.

Note 7. Segment Reporting

We currently operate in two reportable segments: Global Logistics Solutions and Global Bioservices. The Global Logistics Solutions segment provides temperature-controlled logistics solutions to the life sciences industry through its purpose-built proprietary packaging, information technology and specialized cold chain logistics expertise. The Company provides leading edge logistics solutions to the biopharma, reproductive medicine and animal health markets to ship, store and deliver biologic materials, such as immunotherapies, stem cells, CAR-T cell therapies, vaccines and reproductive cells for clients worldwide. The Global Bioservices segment provides a comprehensive temperature-controlled sample management solution to the life science industry, including specimen storage, sample processing, collection, and retrieval. The spectrum of temperature-controlled solutions provided by the Company ranges from ambient, or controlled room temperature (20°C to 25°C), refrigerated (2°C to 8°C), to frozen and cryogenic (below 0°C to as low as −150°C). Our Chief Executive Officer is the chief operating decision maker for both segments.

The Company derives the results of the segments directly from its internal management reporting system. The accounting policies of the operating segments are substantially the same as those described in the summary of significant accounting policies. The Company evaluates segment performance on the basis of revenues and profit or loss. Management uses these operating results, in part, to evaluate the performance of, and to allocate resources to, each of the segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different sales and marketing strategies and operational skillsets. The Global Bioservices segment is currently comprised of the Cryogene business that was acquired in May 2019 (see Note 11), and the management at the time of the acquisition was retained. Prior to this acquisition, the Company had a single reportable segment: Global Logistics Solutions.

Reportable segment information is presented in the following tables:

	Three Months Ended June 30, 2019
	Global Logistics Solutions	Global Bioservices	Total
Revenues	$7,887,044	$576,544	$8,463,588
Interest expense	(333,910)	—	(333,910)
Depreciation and amortization expense	(367,246)	(129,444)	(496,690)
Segment net income (loss)	(2,687,228)	158,737	(2,528,491)
Other significant items:
Segment assets	108,798,388	24,347,707	133,146,095
Goodwill	—	11,149,663	11,149,663
Expenditures for long-lived assets	(1,327,407)	(152,254)	(1,479,661)

	Six Months Ended June 30, 2019
	Global Logistics Solutions	Global Bioservices	Total
Revenues	$14,539,956	$576,544	$15,116,500
Interest expense	(672,638)	—	(672,638)
Depreciation and amortization expense	(667,811)	(129,444)	(797,255)
Segment net income (loss)	(5,074,130)	158,737	(4,915,393)
Other significant items:
Segment assets	108,798,388	24,347,707	133,146,095
Goodwill	—	11,149,663	11,149,663
Expenditures for long-lived assets	(2,468,920)	(152,254)	(2,621,174)

Revenues from one customer of the Company’s Global Bioservices segment represents approximately 83.3% of that segment’s net revenues but it does not exceed 10% of the Company’s consolidated net revenues for the three and six months ended June 30, 2019.

Note 8. Goodwill and Other Intangible Assets

Goodwill

During the three months ended June 30, 2019, the Company recorded $11.1 million of goodwill which is related to the acquisition of Cryogene. See Note 11 for further information on this acquisition transaction. As of June 30, 2019, the carrying value of goodwill is $11.1 million which is allocated to the Global Bioservices reportable segment.

Other Intangible Assets

The following table presents our other intangible assets as of June 30, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (years)
Non-compete agreement	$390,000	$6,500	$383,500	5
Technology	510,000	8,500	501,500	5
Customer relationships	3,900,000	27,083	3,872,917	12
Cryogene trade name/trademark	480,000	2,667	477,333	15
Cryoport patents and trademarks	227,624	47,375	180,249	—
Total	$5,507,624	$92,125	$5,415,499

The following table presents our other intangible assets as of December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (years)
Cryoport patents and trademarks	$184,595	$47,375	$137,220	—

Amortization expense for intangible assets for the three and six months ended June 30, 2019 was $44,800.

Expected future amortization of intangible assets as of June 30, 2019 is as follows:

Years Ending December 31,	Amount
Remainder of 2019	$268,500
2020	537,000
2021	537,000
2022	537,000
2023	537,000
Thereafter	2,998,999
$5,415,499

Note 9. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, research and development, and logistics facilities in Irvine, California under an operating lease expiring February 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease 8,100 square feet of logistics facilities in Livingston, New Jersey under an operating lease expiring December 2024, subject to our option to extend the lease for an additional five-year period. The initial base rent is approximately $7,600 per month. In addition, we lease 7,600 square feet of logistics facilities in Hoofddorp, The Netherlands under an operating lease expiring May 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $5,400 per month. We also lease a total of 21,476 square feet of corporate and logistics facilities in Houston, Texas in two adjacent buildings under operating leases expiring in January 2024. The aggregate initial base rent is approximately $22,000 per month. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis. In addition, we lease certain equipment which expires through January 2024.

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

Note 10. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of two years to approximately six years, some of which include options to extend the leases for multiple renewal periods of five years each. As of June 30, 2019 and December 31, 2018, assets recorded under finance leases were $71,000, and accumulated depreciation associated with finance leases was $17,100 and $6,800, respectively.

The components of lease cost were as follows:

Six Months Ended
June 30, 2019
Operating lease cost	$279,500

Finance lease cost:
Amortization of right-of-use assets	$5,074
Interest on finance lease liabilities	1,544
6,618
Total lease cost	$286,118

Other information related to leases was as follows:

Six Months Ended
Supplemental Cash Flows Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$269,107
Operating cash flows from finance leases	$1,544
Financing cash flows from finance leases	$11,426

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,544,000
Finance leases	$—

Weighted-Average Remaining Lease Term
Operating leases	7.4 years
Finance leases	1.8 years

Weighted-Average Discount Rate
Operating leases	7.4%
Finance leases	6.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$421,422	$12,970
2020	856,023	25,940
2021	858,657	8,647
2022	864,364	—
2023	528,889	—
Thereafter	2,355,538	—
Total future minimum lease payments	5,884,893	47,557
Less imputed interest	(1,429,568)	(2,636)
Total	$4,455,325	$44,921

Reported as of June 30, 2019	Operating Leases	Finance Leases
Current operating lease liabilities	$534,586	$25,940
Noncurrent operating lease liabilities	3,920,739	18,981
Total	$4,455,325	$44,921

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
		$33,156

Note 11. Acquisition of Cryogene Partners

On May 14, 2019, Cryogene, Inc., a Texas corporation (“Buyer”) and a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) for the acquisition of the assets of Cryogene Partners, a Texas general partnership doing business as Cryogene Labs (“Cryogene”). The closing of the transaction contemplated in the Asset Purchase Agreement occurred simultaneously with the execution of the Asset Purchase Agreement on May 14, 2019.

Pursuant to the terms and subject to the conditions of the Asset Purchase Agreement, the Company acquired substantially all of the assets of Cryogene, including, without limitation, tangible personal property, intellectual property assets, and certain contracts related to Cryogene’s temperature-controlled biostorage solutions business located in Houston, Texas (the foregoing, the “Purchased Assets”), and assumed certain related liabilities.

The aggregate purchase price for the Purchased Assets was $20.5 million in cash, subject to adjustment as described in the Asset Purchase Agreement (the “Total Consideration”), $1 million of which was deposited into an escrow account to serve as an escrow fund for any indemnifiable losses of the Company under the Asset Purchase Agreement.

As a result of this acquisition, the Company is expected to extend its integrated logistics solutions and services to provide comprehensive temperature-controlled sample management solutions to the life sciences industry, including specimen storage, sample processing, collection, and retrieval.

Preliminary Purchase Price Allocation

We funded this acquisition through available cash and accounted for it as an acquisition of a business in accordance with FASB ASC Topic 805, “Business Combinations”. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management based in part on an independent valuation performed by a third-party valuation specialist. The Company has performed a preliminary valuation analysis of the fair value of Cyrogene’s assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

Total purchase price	$20,429,651

Purchase price allocation:
Property and equipment, net	4,257,340
Intangible assets	5,280,000
Deferred revenue	(220,291)
Other liabilities	(37,061)
Goodwill	11,149,663

$20,429,651

The following table summarizes the preliminary fair value of intangible assets acquired at the date of acquisition and their estimated useful lives and amortization expense based on their respective useful lives:

				Annual
	Estimated	Estimated	Amortization	Amortization
	Fair Value	Useful Life	Method	Expense
Non-compete agreement	$390,000	5	Straight-line	$78,000
Technology	510,000	5	Straight-line	102,000
Customer relationships	3,900,000	12	Straight-line	325,000
Trade name/trademark	480,000	15	Straight-line	32,000
Total	$5,280,000			$537,000

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies, and other benefits that we believe will result from combining the operations of Cryogene with our operations. Goodwill of approximately $11,150,000 related to the acquisition has been recorded in the Global Bioservices reportable segment. The goodwill recognized is expected to be deductible for income tax purposes.

Our estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis related to certain matters, including receipt of the final valuations and settlement of the escrow funds. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to our consolidated financial position.

Acquisition-related transaction costs (included in general and administrative expenses) totaled approximately $266,400.

The operating results of the Cryogene acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through June 30, 2019. Our results for the six months ended June 30, 2019, include Cryogene sales of $576,500 and net income of $158,700.

The following unaudited pro forma information presents our combined results as if the Cryogene acquisition had occurred on January 1, 2018. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined company’s results. There were no transactions between the Company and Cryogene during the periods presented that are required to be eliminated. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies, or revenue enhancements that the combined companies may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies, or revenue enhancements.

The following table presents the unaudited, pro forma consolidated results of operations for the three and six months ended June 30, 2018 as if the acquisition of the assets of Cryogene had occurred as of January 1, 2018. The pro forma information provided below is compiled from the financial statements of Cryogene Partners, which includes pro forma adjustments for intangible assets amortization expense and transaction costs.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenues	$5,565,500	$10,534,200
Net loss	$(2,684,100)	$(5,252,800)
Basic and diluted earnings per share	$(0.10)	$(0.19)

The pro forma results are not necessarily indicative of the consolidated results of operations that we would have reported had the acquisition been completed as of January 1, 2018 and should not be taken as representative of our condensed consolidated results of operations following the acquisition. In addition, the unaudited proforma consolidated financial information is not intended to project the future results of operations of the Company.

Note 12. Stockholders’ Equity

Authorized Stock

The Company has 100,000,000 authorized shares of common stock with a par value of $0.001 per share, and 2,500,000 undesignated or "blank check" preferred stock, with a par value of $0.001, of which, 800,000 shares have been designated as Class A Convertible Preferred Stock and 585,000 shares have been designated as Class B Convertible Preferred Stock.

Common Stock Issued for Services

During the six months ended June 30, 2019, 3,239 shares of common stock with a fair value of $49,666 were issued to three members of the board of directors as compensation for services.

During the six months ended June 30, 2018, 3,095 shares of common stock with a fair value of $35,000 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of June 30, 2019, approximately 8.2 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	6,772,625
Exercise of warrants	1,392,146
Total shares of common stock reserved for future issuances	8,164,771

In addition, we reserved 1,372,998 shares of common stock issuable upon conversion of our Note, which reflects 120% of the maximum number of Note Shares issuable upon conversion of the Note (see Note 6).

June 2019 Public Offering

On June 24, 2019, the Company completed an underwritten public offering (the “Offering”) of 4,312,500 shares of its common stock, par value $0.001 per share (the “Shares”). The Shares were issued and sold pursuant to an underwriting agreement (the “Underwriting Agreement”), dated June 19, 2019, by and among the Company, on the one hand, and Jefferies LLC and SVB Leerink LLC, as representatives of certain underwriters (collectively, the “Underwriters”) at a public offering price per share of $17.00. The Shares include 562,500 shares issued and sold pursuant to the Underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the Underwriting Agreement. The Company received net proceeds of approximately $68.8 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Certain of the Underwriters and their affiliates have provided in the past to the Company and its affiliates and may provide from time to time in the future certain commercial banking, financial advisory, investment banking and other services for the Company and such affiliates in the ordinary course of their business, for which they have received and may continue to receive customary fees and commissions.

The Offering was made pursuant to the Company’s effective registration statement on Form S-3 previously filed with the Securities and Exchange Commission and a prospectus supplement.

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the condensed consolidated statement of operations for the six months ended June 30, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that were offset against the proceeds from this offering.

Note 13.  Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2018	2,049,534	$4.03
Issued	—	—
Exercised	(636,478)	4.08
Expired	(20,910)	17.68
Outstanding — June 30, 2019	1,392,146	$3.81	1.1	$20,202,100
Vested (exercisable) — June 30, 2019	1,392,146	$3.81	1.1	$20,202,100

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on June 28, 2019, which was $18.32 per share.

Total intrinsic value of warrants exercised during the three months ended June 30, 2019 was $6.6 million.

 Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuance up to 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of June 30, 2019, the Company had 2,859,532 shares available for future awards under the 2018 Plan.

During the six months ended June 30, 2019, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.2 – 6.2
Risk-free interest rate	1.8% – 2.6%
Volatility	75% – 99%
Dividend yield	0%

The expected option life assumption is estimated based on the simplified method. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. In April 2019, the Company amended its expected volatility assumption from using exclusively a historical volatility.  The Company calculates its expected volatility assumption based on a blended volatility using an average of its historical and implied volatilities over the expected life of the stock-based award.  The selection of the blended volatility assumption was based upon the Company’s assessment that blended volatility is more representative of the Company’s future stock price trends as it weighed in the longer term historical volatility with the near-term future implied volatility. We do not anticipate paying dividends on the common stock in the foreseeable future.

We recognize stock-based compensation expense over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that vest. We account for the forfeitures of unvested awards as they occur.

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$101,999	$57,947	$164,752	$93,404
General and administrative	1,343,984	1,007,090	2,284,123	1,734,813
Sales and marketing	443,253	303,766	782,328	533,331
Engineering and development	102,519	76,926	174,287	133,691
	$1,991,755	$1,442,729	$3,405,490	$2,495,239

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2018	5,757,305	$5.16
Granted (weighted-average fair value of $8.86 per share)	1,333,850	12.96
Exercised	(245,802)	3.52
Forfeited	(72,728)	10.61
Outstanding — June 30, 2019	6,772,625	$6.70	7.3	$78,736,800
Vested (exercisable) — June 30, 2019	4,239,076	$4.85	6.2	$57,095,400
Expected to vest after June 30, 2019 (unexercisable)	2,533,549	$9.78	9.0	$21,641,400

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 28, 2019, which was $18.32 per share.

Total intrinsic value of options exercised during the three months ended June 30, 2019 was $2.6 million.

As of June 30, 2019, there was unrecognized compensation expense of $17.4 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.0 years.

Note 14.  Subsequent Event

Convertible Note

On July 9, 2019, the Company entered into Amendment No. 1 to the Company’s convertible note previously issued to Petrichor on December 14, 2018. Pursuant to the amendment, the terms of the note were amended such that (i) after June 30, 2019, the interest rate on the note is reduced to 6.00%; (ii) after June 30, 2019, accrued interest will be converted into common stock of the Company in connection with any conversion of the Note; provided that solely with respect to such accrued but unpaid interest, the conversion price will be an amount equal to the average volume-weighted average price of the Company’s common stock for the 15 consecutive trading days prior to the conversion date; (iii) the mandatory conversion date is December 14, 2019; (iv) the maximum percentage provisions relating to a mandatory conversion of the Note were removed; (v) the Note is no longer required to be senior to any other indebtedness of the Company and its subsidiaries; and (vi) the limitation on the Company and its subsidiaries from incurring indebtedness were removed. See Note 6. Since the Note is convertible into shares of the Company’s common stock on December 14, 2019, the Company determined that the classification as a long-term liability is appropriate as the debt will not be settled in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q, the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc., and its wholly owned subsidiary, Cryoport Systems, Inc.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2019 (unaudited) and the consolidated balance sheet as of December 31, 2018 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2018 and 2017, included in the Company’s Form 10-K for the year ended December 31, 2018.

General Overview

Overview

Cryoport is a life sciences services company focused on providing critical solutions, such as temperature-controlled logistics, biostorage services to the biopharma, reproductive medicine and animal health markets. Our differentiated products and services enable our clients to ship, store and deliver biologics and other life sciences commodities in a continual temperature-controlled state, including ultra-low cryogenic and other temperature ranges.

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

We recently added bioservices services to our portfolio of solutions in response to our clients’ needs for comprehensive and integrated solutions offerings and the expected growth in the global biostorage and bioservices markets, which are driven by the acceleration of clinical trials and the commercialization of regenerative medicine therapies on a global basis. Through the recent acquisition of the Cryogene business, we now provide comprehensive temperature-controlled sample management solution to the life science industry, including specimen storage, sample processing, collection, and retrieval. The spectrum of temperature-controlled solutions provided by the Company ranges from ambient, or controlled room temperature (20°C to 25°C), refrigerated (2°C to 8°C), to frozen and cryogenic (below 0°C to as low as −150°C). See note 11 to the accompanying condensed consolidated financial statements included in Item 1 of this report for further discussion of the Cryogene acquisition.

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

We have been qualified as a trusted temperature-controlled logistics solutions provider for hundreds of life sciences companies and institutions and, currently, support over 400 clinical trials in the regenerative medicine space. Cryoport has logged over 260,000 shipments to over 100 countries with hundreds of different types of life sciences materials. This experience and reputation, combined with over a decade of know-how and technology, provides us with significant competitive advantages. In fact, since our inception, we have experienced minimal client attrition.

In addition, Novartis and Kite Pharmaceuticals Inc. (a Gilead company) have both entrusted Cryoport to manage the global clinical shipments of its cell therapies trials and the commercial shipments of its CAR T-cell therapies, KYMRIAH® and YESCARTA®, respectively, which were the first two CAR T-cell therapies approved by the FDA. During the quarter ended June 30, 2019, bluebird bio’s ZYNTEGLO™ received European Conditional Marketing Authorization, representing the third commercially approved product that Cryoport is expecting to support. Shipment volumes for ZYNTEGLO™ are expected to ramp in 2020 with the commercial launch.

Our competitive position is further enhanced by our “powered by cryoportSM” partnership agreements and alliances further described below.

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

Cryoport supports the three largest integrators in the world, FedEx, DHL and UPS, with its advanced cryogenic logistics solutions for the life sciences industry and for logistics support. These three integrators collectively, have more than 87% of the express logistics aircraft in service and who, respectively, have been expanding other parts of their temperature-controlled offerings for the life sciences industry. To support each integrator’s marketing efforts, we operate with each independently and confidentially in support of each company’s respective strategy.

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

EVERSANA™. In July 2019, we announced the formation of a strategic alliance with EVERSANA™. EVERSANA™ is a leading independent provider of global services to the life science industry. EVERSANA™ integrated solutions are rooted in the patient experience and span all stages of the product lifecycle to deliver long-term, sustainable value for patients, prescribers, channel partners and payers. The company serves more than 500 organizations, including innovative start-ups and established pharmaceutical companies. Through this alliance, we expect to provide EVERSANA™ and its clients with our full suite of logistics solutions under our 'powered by cryoport™' marketing model. This includes our Cryoport Express® Shippers, Cryoportal® Logistics Management Platform, leading-edge SmartPak II™ Condition Monitoring System and our advanced logistics management.

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

Over the past several years, Cryoport has assumed the leadership position in supporting the rapidly growing regenerative medicine market with its temperature-controlled logistics solutions. According to the Alliance for Regenerative Medicine (“ARM”) update for the second quarter of 2019, there were 932 regenerative medicine companies worldwide, conducting a total of 1,069 clinical trials of which 94 were in Phase III. The total targeted enrollment of patients in regenerative medicine clinical trials worldwide were 59,757 patients according to ARM’s State of the Industry Briefing in January of 2019. Total global financings in this space totaled $2.6 billion in Q2 2019 and $4.8 billion for the first six months. The FDA stated that by 2025 it predicts that it will be approving 10 to 20 cell and gene therapy products per year. This data further amplifies the significant position regenerative medicine is taking in the development of new therapies and products in the life sciences industry.

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

Zoetis. In December 2012, we signed an agreement with Pfizer Inc. relating to Zoetis Inc. (formerly the animal health business unit of Pfizer Inc.) pursuant to which we are now managing all cryogenic shipments of Zoetis’ key poultry vaccines. Under this arrangement, we provide on-site logistics personnel and our Cryoportal® Logistics Management Platform to manage shipments from the Zoetis manufacturing site in the United States to domestic customers as well as various international distribution centers. The Company manages Zoetis’ total fleet of shippers used for this purpose, including liquid nitrogen shippers. In July 2013, the Agreement was amended to expand Cryoport’s scope to manage all logistics of Zoetis’ key frozen poultry vaccine to all Zoetis’ international distribution centers as well as all domestic shipments. In October 2013, the Agreement was further amended to further expand Cryoport’s role to include the logistics management for a second poultry vaccine. In April 2019, the Agreement was amended and extended through March 2022, subject to certain termination and extension provisions.

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

Kite/Gilead. In July 2017, we signed an agreement with Kite Pharmaceuticals Inc. (a Gilead company) to manage the clinical and commercial shipments of its CAR-T cell therapy, YESCARTA® (Axicabtagene Ciloleucel). On October 18, 2017, YESCARTA® became the first CAR-T therapy approved by the FDA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma. Additionally, YESCARTA® received EU approval on August 27, 2018 for relapsed/refractory DLBCL and PMBCL.  As of the end of the second quarter, Kite had 120 certified centers authorized to treat patients globally.  Through these centers over 700 patients have been treated with YESCARTA®.  Under our agreement with Kite, Cryoport provides cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPak IITM Condition Monitoring System technology and communications and information recording using its Cryoportal® Logistics Management Platform to manage shipments from the Kite manufacturing sites to their clinical and commercial sites of patient administration globally.

bluebird bio. We are currently supporting bluebird bio’s clinical activity with our temperature-controlled logistics solutions and expect to support bluebird bio’s commercial activity of its gene therapy, ZYNTEGLOTM once launched. On June 3, 2019, the EU approved ZYNTEGLOTM for patients 12 years and older with certain forms of Transfusion-Dependent BetaThalassemia (TDT). ZYNTEGLOTM is a one-time autologous gene therapy that adds functional copies of a modified form of the BetaGlobin gene into a patient’s own hematopoietic (blood) stem cells (HSC’s). bluebird bio has announced that the commercial shipments will begin in early 2020, with the first shipments planned for Germany, followed by the UK and Italy. bluebird bio has also announced plans to file for the U.S. approval of ZYNTEGLOTM by the end of 2019.

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

Cryoport Express® C3™ Shippers

Non-cryogenic, temperature-controlled Cryoport Express® Shippers employ sourced components that are modified and assembled to meet the requirements of the task for which they were designed. An example is the Cryoport Express® C3™ Shipper.

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

The main reason that the FDA and other regulatory bodies are interested in Cryoport’s Chain of ComplianceTM is that it provides the ability to collect, interpret, and leverage comprehensive data enabling a significantly more intelligent supply chain. Rather than reactively trying to determine what has gone wrong after multiple failures, it becomes possible to take a proactive approach. Moreover, we believe that effective implementation provides historical traceability of logistics processes, equipment, and third-party support entities, which enables the critical assessment of the complete supply chain to minimize failures and risk.

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

As a result of the Cryogene acquisition in May 2019, we currently operate in two reportable segments: Global Logistics Solutions and Global Bioservices.  The Global Logistics Solutions segment provides temperature-controlled logistics solutions to the life sciences industry through its purpose-built proprietary packaging, information technology and specialized cold chain logistics expertise. The Company provides leading edge logistics solutions to the biopharma, reproductive medicine and animal health markets to ship, store and deliver biologic materials, such as immunotherapies, stem cells, CAR-T cell therapies, vaccines and reproductive cells for clients worldwide.  The Global Bioservices segment provides a comprehensive temperature-controlled sample management solution to the life science industry, including specimen storage, sample processing, collection, and retrieval.  The spectrum of temperature-controlled solutions provided by the Company ranges from ambient, or controlled room temperature (20°C to 25°C), refrigerated (2°C to 8°C), to frozen and cryogenic (below 0°C to as low as −150°C).  Our Chief Executive Officer is the chief operating decision maker for both segments.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	($ in 000’s)
Revenues	$8,464	$4,627	$3,837	82.9%
Cost of revenues	(4,125)	(2,123)	(2,002)	94.3%

Gross margin	4,339	2,504	1,835	73.3%
General and administrative	(3,259)	(2,669)	(590)	22.1%
Sales and marketing	(2,843)	(1,851)	(992)	53.6%
Engineering and development	(541)	(449)	(92)	20.6%
Interest expense	(334)	—	(334)	100%
Other income, net	119	7	112	1,578%
Provision for income taxes	(9)	(13)	4	(25.0)%

Net loss	$(2,528)	$(2,471)	$(57)	(2.3)%

Total revenues

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	($ in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$6,959	$3,849	$3,110	80.8%
Reproductive medicine	671	499	172	34.3%
Animal health	257	279	(22)	(7.6)%
Global Bioservices	577	—	577	100%

Total revenues	$8,464	$4,627	$3,837	82.9%

Revenues. We generated revenues from customers in all of our target life sciences markets, biopharma, reproductive medicine and animal health. Revenues increased $3.8 million or 82.9% to $8.5 million for the three months ended June 30, 2019, as compared to $4.6 million for the three months ended June 30, 2018. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $3.1 million or 80.8%, to $7.0 million for the three months ended June 30, 2019 as compared to $3.8 million for the three months ended June 30, 2018. Commercial revenue increased to $1.9 million for the three months ended June 30, 2019 as compared to $446,000 for the three months ended June 30, 2018. During the three months ended June 30, 2019, we added approximately 29 new biopharma clients and added 30 clinical trials, net of completed or terminated trials, of which 16 trials were in the Americas, 8 in EMEA and 6 in APAC. We now support 413 clinical trials (353 in the Americas, 53 in EMEA and 7 in APAC) compared to 283 clinical trials supported as of June 30, 2018 (257 in the Americas and 25 in EMEA and 1 in APAC). The number of Phase III clinical trials supported increased to 52 trials as of June 30, 2019 (39 in the Americas,12 in EMEA and 1 in APAC). This compares to 41 Phase III trials (34 in the Americas and 7 in EMEA) supported as of June 30, 2018. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 34.3% for the three months ended June 30, 2019, as compared to 2018. This increase was driven by a 18.6% increase in revenues in the U.S. market through continued success of our CryoStork®-branded offering and a 36.0% increase in revenues in the international markets, which was primarily a result of our marketing initiatives and growing brand recognition in this market, driving stronger demand in the Americas and EMEA. Our revenue from animal health decreased 7.6% for the three months ended June 30, 2019, as compared to the same period in 2018, as a result of non-recurring activity in the previous year. Global Bioservices revenue was $576,500 for the second quarter of 2019 as a result of the acquisition of the Cryogene business in May 2019.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2019 was 51.3% of revenues, as compared to 54.1% of revenues for the three months ended June 30, 2018. The decrease in gross margin by almost three percentage points is primarily due to the increased operating costs of our new global logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands that commenced operations during the third quarter of 2018. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $2.0 million, or 94.3%, to $4.1 million for the three months ended June 30, 2019, as compared to $2.1 million in the same period in 2018. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $589,900 the three months ended June 30, 2019 or 22.1% as compared to the same period in 2018. This increase is primarily due to an increase in stock-based compensation of $322,200, an increase in public company related expenses of $147,800 including legal fees, an increase in salaries and associated employee costs of $86,300, of which $83,400 relates to Cryogene as a result of the acquisition in May 2019, an increase in insurance premiums of $40,200, and an increase in travel and lodging expense of $28,700. These increases were partially offset by a decrease in facility cost allocations of $25,500.

Sales and marketing. Sales and marketing expenses, which includes logistics operations, increased $991,600 or 53.6% and is primarily due to an increase in salaries and associated employee costs of $545,400 which includes recruiting and relocation fees of $15,400 for the expansion of our domestic logistics force, an increase in stock-based compensation of $139,500, an increase in trade shows of $111,000, an increase in facility cost allocations of $81,300, an increase in travel and lodging expense of $68,700 and an increase in marketing and advertising promotions of $26,200.

Engineering and development expenses. Engineering and development expenses increased $92,300 or 20.6% for the three months ended June 30, 2019, as compared to the same period in 2018. The increase is primarily due to an increase in prototype expenses of $39,500, an increase in wages and associated employee costs to add a software development product manager and senior engineers of $29,900, an increase in stock-based compensation of $25,600 and an increase in facility cost allocation of $19,900. These increases were partially offset by a reduction of $25,100 in testing and development expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense increased $333,900 for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 due to the interest on the convertible note issued in December 2018.

Other income, net. The other income, net for the three months ended June 30, 2019 is primarily due to investment income on our cash and cash equivalents and short-term investments.

Six months ended June 30, 2019 compared to six months ended June 30, 2018:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	($ in 000’s)
Revenues	$15,117	$8,650	$6,467	74.8%
Cost of revenues	(7,324)	(3,962)	(3,362)	84.9%

Gross margin	7,793	4,688	3,105	66.2%
General and administrative	(5,956)	(4,738)	(1,218)	25.7%
Sales and marketing	(5,251)	(3,436)	(1,815)	52.8%
Engineering and development	(1,031)	(778)	(253)	32.4%
Interest expense	(673)	—	(673)	100%
Warrant inducement and repricing expense	—	(899)	899	(100)%
Other income, net	211	23	188	821.5%
Provision for income taxes	(9)	(14)	5	(36.0)%

Net loss	$(4,916)	$(5,154)	$238	(4.6)%

Total revenues

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	($ in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$12,599	$7,131	$5,468	76.7%
Reproductive medicine	1,455	1,001	454	45.3%
Animal health	486	518	(32)	(6.2)%
Global Bioservices	577	—	577	100%

Total revenues	$15,117	$8,650	$6,467	74.8%

Revenues. We generated revenues from customers in all of our target life sciences markets, biopharma, reproductive medicine and animal health. Revenues increased $6.5 million or 74.8% to $15.1 million for the six months ended June 30, 2019, as compared to $8.7 million for the six months ended June 30, 2018. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $5.5 million or 76.7%, to $12.6 million for the six months ended June 30, 2019, as compared to $7.1 million for the six months ended June 30, 2018. Commercial revenue increased to $3.3 million for the six months ended June 30, 2019, as compared to $740,400 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we added approximately 51 new biopharma clients and added 56 clinical trials, net of completed or terminated trials, of which 37 trials were in the Americas, 13 in EMEA and 6 in APAC. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 45.3% for the six months ended June 30, 2019, as compared to 2018. This increase was driven by a 40.6% increase in revenues in the U.S. market through continued success of our CryoStork®-branded offering and a 61.2% increase in revenues in the international markets, which was primarily a result of our marketing initiatives and growing brand recognition in this market, driving stronger demand in the Americas and EMEA. Our revenue from animal health decreased 6.2% for the six months ended June 30, 2019, as compared to the same period in 2018 as a result of non-recurring activity in the previous year. Global Bioservices revenue was $576,500 for the six months ended June 30, 2019, as a result of the acquisition of the Cryogene business in May 2019.

Gross margin and cost of revenues. Gross margin for the six months ended June 30, 2019 was 51.5% of revenues, as compared to 54.2% of revenues for the six months ended June 30, 2018. The decrease in gross margin by almost three percentage points is primarily due to the increased operating costs of our new global logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands that commenced operations during the third quarter of 2018. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $3.4 million, or 84.9%, to $7.3 million for the six months ended June 30, 2019, as compared to $4.0 million in the same period in 2018. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $1.2 million for the six months ended June 30, 2019 or 25.7% as compared to the same period in 2018. This increase is primarily due to an increase in stock-based compensation of $534,600, an increase in salaries and associated employee costs of $364,200, of which $83,400 relates to Cryogene as a result of the acquisition in May 2019, an increase in public company related expenses of $229,700 including legal fees, an increase in insurance premiums of $74,800, and an increase in travel and lodging expense of $29,900. These increases were partially offset by a decrease in facility cost allocations of $34,300.

Sales and marketing. Sales and marketing expenses, which includes logistics operations, increased $1.8 million or 52.8% and is primarily due to an increase in salaries and associated employee costs of $1.1 million which includes recruiting and relocating fees of $47,400 for the expansion of our domestic logistics force, an increase in stock-based compensation of $249,000, an increase in facility cost allocations of $248,500, an increase in travel and lodging expense of $99,400 and an increase in marketing, trade shows and advertising promotions.

Engineering and development expenses. Engineering and development expenses increased $252,200 or 32.4% for six months ended June 30, 2019, as compared to the same period in 2018. The increase is primarily due to $121,800 in wages and associated employee costs to add a software development product manager and senior engineers, an increase in facility cost allocation of $65,200, an increase in prototype expenses of $57,000, and an increase in stock-based compensation of $40,600. These increases were partially offset by a reduction of $29,400 in testing and development expenses and a reduction in travel and lodging expense of $9,500. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Warrant inducement and repricing expense. Warrant inducement and repricing expense for six months ended June 30, 2018 was due to the repricing of certain warrants for the tender offer that was completed in February 2018.

Interest expense. Interest expense increased $672,600 for six months ended June 30, 2019, as compared to the six months ended June 30, 2018 due to the interest on the convertible note issued in December 2018.

Other income, net. The other income, net for the six months ended June 30, 2019 is primarily due to investment income on our cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash and cash equivalents of $80.6 million, $14.1 million in short-term investments and had working capital of $95.9 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the six months ended June 30, 2019, we used $1.3 million of cash for operations primarily as a result of the net loss of $4.9 million offset by non-cash expenses of $4.3 million primarily comprised of stock-based compensation expense and depreciation and amortization. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts receivable of $2.6 million offset by an increase in accounts payable and accrued expenses of $1.7 million and an increase in accrued compensation of $271,800.

Net cash used in investing activities of $27.1 million during the six months ended June 30, 2019 was primarily due to the $20.4 million acquisition of the Cryogene business on May 14, 2019, $6.0 million purchase of short-term investments, and $2.6 million for the capitalization of software development costs for our CryoportalTM Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems and computer equipment, partially offset by the maturity of short-term investments of $2 million.

Net cash provided by financing activities totaled $71.6 million during the six months ended June 30, 2019, primarily as a result of $68.8 million in net proceeds from the June 2019 public offering and $2.9 million in proceeds from the exercise of stock options and warrants, which was partially offset by payments $19,700 for deferred financing costs and $11,400 for finance lease liabilities.

The Company’s management believes that, based on its current plans and assumptions, the current cash and cash equivalents on hand, short-term investments, together with projected cash flows, will satisfy our operational and capital requirements for at least the next twelve months. The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations and potential acquisitions until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

The foregoing assessment excludes our acquisition on May 14, 2019 of Cryogene Partners, for which we paid $20.4 million at closing. See Note 11 to the condensed consolidated financial statements for additional information. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2018 and the following risk factors, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

Risks Relating to the Cryogene Acquisition

The integration and operation of acquired businesses, including Cryogene, may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions.

Integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business, such as Cryogene, and difficulties in the convergence of systems and processes, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The integration of a company the size of Cryogene into our business may be more difficult and time consuming than anticipated, and we may be unable to achieve the expected synergies and operating efficiencies within the expected time frames or at all. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

We may be adversely affected by the occurrence of natural disasters or other events at Cryogene’s biostorage facility that disrupt our business operations.

Cryogene operates a 21,476 square foot state-of-the-art biostorage facility located in Houston, Texas, specializing in the secure storage of biological specimens, materials and samples. If natural disasters or similar events, like hurricanes, fires or explosions or large-scale accidents or power outages, were to occur that prevented us from using all or a significant portion of Cryogene’s biostorage facility, that damaged critical infrastructure, or that otherwise disrupted operations at such facility, this could affect our ability to maintain ongoing operations and cause us to incur significant expenses. Insurance coverage may not be adequate to fully cover losses in any particular case. Accordingly, the occurrence of natural disasters or other events at Cryogene’s biostorage facility could materially and adversely affect our business, financial condition and results of operations.

We may face claims for liability related to the damage of customer specimens, materials and samples attributed to the failure of Cryogene’s storage systems or services, exposing us to significant financial or reputational harm.

Cryogene specializes in the secure storage of biological specimens, materials and samples covering the full range of temperatures from cryogenic through controlled room temperature. Any damage to these specimens, materials and samples may be attributed to a failure of Cryogene’s storage systems or services, which could lead to claims for damages made by customers and could also harm our relationship with customers and damage our reputation in the life sciences industry, resulting in material harm to our business.

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

Dated: August 9, 2019

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: August 9, 2019

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer