Form 10-Q
period 2019-09-30
Cryoport, Inc.
filed 2019-11-12
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34632

CRYOPORT, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 Westwood Place, Suite 350

Brentwood, TN 37027

(Address of principal executive offices)

(949) 470-2300

(Registrant’s telephone number, including area code)

17305 Daimler St., Irvine CA 92614
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

As of November 1, 2019 there were 35,843,532 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,585,154	$37,327,125
Short-term investments	48,917,336	9,930,968
Accounts receivable, net	7,497,190	3,543,666
Inventories	350,920	220,514
Prepaid expenses and other current assets	872,436	752,269
Total current assets	102,223,036	51,774,542
Property and equipment, net	11,378,987	4,357,498
Operating lease right-of-use assets	4,612,788	—
Goodwill	11,149,663	—
Intangible assets, net	5,286,690	137,220
Deposits	406,686	350,837
Total assets	$135,057,850	$56,620,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$3,130,663	$1,709,397
Accrued compensation and related expenses	1,567,365	1,262,478
Current portion of operating lease liabilities	562,866	—
Current portion of finance lease liabilities	24,252	23,191
Deferred revenue	423,537	66,315
Total current liabilities	5,708,683	3,061,381
Convertible note, net of discount of $261,378 and $288,400, respectively	14,738,622	14,711,580
Operating lease liabilities, net of current portion	4,266,589	—
Finance lease liabilities, net of current portion	14,834	33,156
Deferred rent liability, net of current portion	—	267,415
Total liabilities	24,728,728	18,073,532

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,843,532 and 30,319,038 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	35,844	30,319
Additional paid-in capital	268,731,704	179,501,577
Accumulated deficit	(158,372,424)	(140,988,484)
Accumulated other comprehensive income	(66,002)	3,153

Total stockholders’ equity	110,329,122	38,546,565

Total liabilities and stockholders’ equity	$135,057,850	$56,620,097

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$9,583,334	$5,285,355	$24,699,834	$13,935,555
Cost of revenues	4,956,277	2,549,348	12,280,487	6,511,478
Gross margin	4,627,057	2,736,007	12,419,347	7,424,077
Operating costs and expenses:
General and administrative	9,376,686	2,613,476	15,332,326	7,350,831
Sales and marketing	5,961,593	1,820,430	11,212,658	5,256,314
Engineering and development	1,640,528	463,361	2,671,057	1,241,682
Total operating costs and expenses	16,978,807	4,897,267	29,216,041	13,848,827
Loss from operations	(12,351,750)	(2,161,260)	(16,796,694)	(6,424,750)
Other income (expense):
Interest expense	(248,410)	—	(921,048)	—
Warrant inducement and repricing expense	—	—	—	(899,410)
Other income, net	133,499	19,675	344,412	42,563
Loss before provision for income taxes	(12,466,661)	(2,141,585)	(17,373,330)	(7,281,597)
Provision for income taxes	(1,886)	(2,102)	(10,610)	(15,740)
Net loss	$(12,468,547)	$(2,143,687)	$(17,383,940)	$(7,297,337)
Net loss per share – basic and diluted	$(0.35)	$(0.07)	$(0.54)	$(0.26)
Weighted average shares outstanding – basic and diluted	35,674,162	28,769,867	32,449,940	27,791,616

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,468,547)	$(2,143,687)	$(17,383,940)	$(7,297,337)
Other comprehensive income (loss), net of tax:
Net unrealized loss on available-for-sale debt securities	(55,891)	—	(16,382)	—
Reclassification of realized gain on available-for-sale debt securities to earnings	(29,067)	—	(21,809)	—
Foreign currency translation adjustments	(19,348)	—	(30,964)	—
Other comprehensive loss	(104,306)	—	(69,155)	—
Total comprehensive loss	$(12,572,853)	$(2,143,687)	$(17,453,095)	$(7,297,337)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

									Accumulated
	Class A		Class B						Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Income	Equity (Deficit)
Balance at June 30, 2018	—	$—	—	$—	28,450,653	$28,451	$160,979,798	$(136,586,533)	$—	$24,421,716
Net loss	—	—	—	—	—	—	—	(2,143,687)	—	(2,143,687)
Stock-based compensation expense	—	—	—	—	—	—	1,481,163	—	—	1,481,163
Issuance of common stock for board of director compensation	—	—	—	—	1,386	2	17,498	—	—	17,500
Proceeds from ATM, net of offering costs	—	—	—	—	247,839	248	3,350,057	—	—	3,350,305
Proceeds from exercise of stock options and warrants	—	—	—	—	513,227	512	1,950,311	—	—	1,950,823
Balance September 30, 2018	—	$—	—	$—	29,213,105	$29,213	$167,778,827	$(138,730,220)	$—	$29,077,820

Balance at June 30, 2019	—	$—	—	$—	35,485,570	$35,486	$254,580,262	$(145,903,877)	$38,304	$108,750,175
Net loss	—	—	—	—	—	—	—	(12,468,547)	—	(12,468,547)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(104,306)	(104,306)
Stock-based compensation expense	—	—	—	—	—	—	1,925,108	—	—	1,925,108
Accelerated stock-based compensation expense	—	—	—	—	—	—	10,789,774	—	—	10,789,774
Issuance of common stock for board of director compensation	—	—	—	—	1,249	1	20,665	—	—	20,666
Proceeds from exercise of stock options and warrants	—	—	—	—	356,713	357	1,415,895	—	—	1,416,252
Balance at September 30, 2019	—	$—	—	$—	35,843,532	$35,844	$268,731,704	$(158,372,424)	$(66,002)	$110,329,122

Balance at December 31, 2017	—	$—	—	$—	25,701,924	$25,702	$149,293,947	$(131,432,883)	$—	$17,886,766
Net loss	—	—	—	—	—	—	—	(7,297,337)	—	(7,297,337)
Stock-based compensation expense	—	—	—	—	—	—	3,941,402	—	—	3,941,402
Warrant repricing expense	—	—	—	—	—	—	899,410	—	—	899,410
Proceeds from tender offer, net of costs of $99,357	—	—	—	—	1,580,388	1,580	4,640,227	—	—	4,641,807
Issuance of common stock for board of director compensation	—	—	—	—	4,481	5	52,495	—	—	52,500
Proceeds from ATM, net of offering costs	—	—	—	—	247,839	248	3,350,057	—	—	3,350,305
Proceeds from exercise of stock options and warrants	—	—	—	—	1,678,473	1,678	5,601,289	—	—	5,602,967
Balance September 30, 2018	—	$—	—	$—	29,213,105	$29,213	$167,778,827	$(138,730,220)	$—	$29,077,820

Balance at December 31, 2018	—	$—	—	$—	30,319,038	$30,319	$179,501,577	$(140,988,484)	$3,153	$38,546,565
Net loss	—	—	—	—	—	—	—	(17,383,940)	—	(17,383,940)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(69,155)	(69,155)
Stock-based compensation expense	—	—	—	—	—	—	5,280,931	—	—	5,280,931
Accelerated stock-based compensation expense	—	—	—	—	—	—	10,789,774	—	—	10,789,774
Proceeds from public offering, net of costs of $106,300	—	—	—	—	4,312,500	4,313	68,806,405	—	—	68,810,718
Issuance of common stock for board of director compensation	—	—	—	—	4,488	5	70,329	—	—	70,334
Proceeds from exercise of stock options and warrants	—	—	—	—	1,207,506	1,207	4,282,688	—	—	4,283,895
Balance at September 30, 2019	—	$—	—	$—	35,843,532	$35,844	$268,731,704	$(158,372,424)	$(66,002)	$110,329,122

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(17,383,940)	$(7,297,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,590,171	593,193
Amortization of debt discount	46,790	—
Unrealized loss on investments in equity securities, net	87,850	—
Realized gain on Treasury notes and bills	(62,484)	—
Stock-based compensation expense	5,351,265	3,993,902
Accelerated stock-based compensation expense	10,789,774	—
Warrant inducement and repricing expense	—	899,410
Loss on disposal of property and equipment	158,872	171,619
Provision for bad debt	42,085	67,750
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,995,609)	(1,639,498)
Inventories	(130,406)	(15,503)
Prepaid expenses and other current assets	(203,736)	(354,155)
Change in operating lease right-of-use assets and lease liabilities	(9,538)	—
Deposits	(55,849)	—
Accounts payable and other accrued expenses	1,268,267	628,266
Accrued compensation and related expenses	304,676	(40,621)
Deferred revenue	136,931	—
Net cash used in operating activities	(2,064,881)	(2,992,974)

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,188,943)	(1,832,132)
Purchases of short-term investments	(43,044,925)	(9,915,391)
Maturities of short-term investments	3,995,000	—
Patent and trademark costs	(48,470)	(34,176)
Cash paid for acquisition	(20,429,651)	—
Net cash used in investing activities	(63,716,989)	(11,781,699)

Cash Flows From Financing Activities:
Proceeds from June 2019 public offering, net of offering costs	68,810,718	—
Proceeds from February 2018 tender offer, net of offering costs	—	4,641,807
Proceeds from ATM, net of offering costs	—	3,350,305
Proceeds from exercise of stock options and warrants	4,283,895	5,602,967
Payment of deferred financing costs	(19,748)	—
Repayment of finance lease liabilities	(17,261)	—
Net cash provided by financing activities	73,057,604	13,595,079
Effect of exchange rates on cash and cash equivalents	(17,705)	(12,951)
Net change in cash and cash equivalents	7,258,029	(1,192,545)
Cash and cash equivalents — beginning of period	37,327,125	15,042,189
Cash and cash equivalents — end of period	$44,585,154	$13,849,644

Supplemental Disclosure of Non-Cash Financing Activities:
Change in net unrealized loss on available-for-sale securities	$16,382	$30,473

Reclassification of realized gain on available-for-sale debt securities to earnings	$21,809	$—

Fixed assets included in accounts payable and accrued liabilities	$158,239	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities and the convertible note. The carrying value for all such instruments, except finance lease liabilities and the convertible note, approximates fair value at September 30, 2019 and December 31, 2018 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. The convertible note approximates its fair value at September 30, 2019 and December 31, 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at September 30, 2019 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at September 30, 2019 and December 31, 2018 are net of reserves for doubtful accounts of $140,000 and $100,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of September 30, 2019, there were two customers that accounted for 29.9% and 23.6%%, respectively, of net accounts receivable. As of December 31, 2018, there were two customers that accounted for 29.0% and 23.4%, respectively, of net accounts receivable. There were no other single customers that owed us more than 10% of net accounts receivable at September 30, 2019 and December 31, 2018.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the nine months ended September 30, 2019 and 2018, the Company had revenues from foreign customers of approximately $3.3 million and $1.3 million, respectively, which constituted approximately 13.3% and 9.4%, respectively, of total revenues. There were two customers that accounted for 25.6% and 12.2% of revenues during the nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2018, there was one customer that accounted for 17.2% of total revenues. No other single customer generated over 10% of revenues during the nine months ended September 30, 2019 and 2018.

During the three months ended September 30, 2019 and 2018, the Company had revenues from foreign customers of approximately $1.9 million and $410,800, respectively, which constituted approximately 19.6% and 7.8%, respectively, of total revenues. There were three customers that accounted for 23.6%, 15.0 and 10.1% of revenues during the three months ended September 30, 2019, respectively. For the three months ended September 30, 2018, there was one customer that accounted for 20.6% of total revenues. No other single customer generated over 10% of revenues during the three months ended September 30, 2019 and 2018.

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

Property and equipment are recorded at cost. Cryoport Express® Shippers, which include SmartPak IITM Condition Monitoring Systems and/or data loggers, comprise 23% and 34% of the Company’s net property and equipment balance at September 30, 2019 and December 31, 2018, respectively, are depreciated using the straight-line method over their estimated useful lives of three years. Mechanical and liquid nitrogen freezers acquired in the Cryogene acquisition comprise 26% of the Company’s net property and equipment balance at September 30, 2019, and are depreciated using the straight-line method over their estimated useful lives of seven to twelve years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to fifteen years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. No triggering events indicating goodwill impairment occurred during the nine months ended September 30, 2019.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the nine months ended September 30, 2019.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2019.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2019 and December 31, 2018, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2019, the Company is no longer subject to U.S. federal examinations for years before 2015 and for California franchise and income tax examinations for years before 2014. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

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

Significant Payment Terms

Pursuant to the Company’s contracts with its customers, amounts billed for services or products delivered by the Company are generally due and payable in full within 15 to 60 days from the date of the invoice (except for any amounts disputed by the customer in good faith). Accordingly, the Company determined that its contracts with customers do not include extended payment terms or a significant financing component.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $423,537 and $66,300 at September 30, 2019 and December 31, 2018, respectively. During the three months and nine months ended September 30, 2019, the Company recognized revenues of $129,200 and $233,400, respectively, from the related contact liabilities outstanding as the services were performed.

Nature of Goods and Services

The Global Logistics Solutions segment provides Cryoport Express® Shippers to its customers and charges a fee in exchange for the use of the Cryoport Express® Shipper under long-term master service agreements with customers. The Company’s arrangements convey to the customers the right to use the Cryoport Express® Shippers over a period of time. The Company retains title to the Cryoport Express® Shippers and provides its customers the use of the Cryoport Express® Shipper for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company.

The Global Bioservices segment provides comprehensive and integrated temperature-controlled biostorage solutions to customers in the life sciences industry and charges a fee under long-term master service agreements with customers. These services include (1) biological specimen cryopreservation storage and maintenance, (2) archiving, monitoring, tracking, receipt and delivery of samples, (3) transport of frozen biological specimens to and from customer locations, and (4) management of incoming and outgoing biological specimens.

The vast majority of our revenues are covered under long-term master service agreements. We have determined that individual Statements of Work or Scope of Work (“SOW”), whose terms and conditions taken with a Master Services Agreement (“MSA”), create the Topic 606 contracts which are generally short-term in nature (e.g., 15-day shipping cycle) for the Global Logistics Solutions segment and up to 12 months for the Global Bioservices segment. Our agreements (including SOWs) generally do not have multiple performance obligations and, therefore, do not require an allocation of a single price amongst multiple goods or services.  Prices under these agreements are generally fixed. The Global Logistics Solutions segment recognizes revenue for the use of the Cryoport Express® Shipper at the time of the delivery of the Cryoport Express® Shipper to the end user of the enclosed materials, and at the time that collectability is probable. The Global Bioservices segment recognizes revenue as services are rendered over time and at the time that collectability is probable.

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

Revenue Disaggregation

The Company operates in two reportable segments and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000’s omitted)	2019	2018	2019	2018
Global Logistics Solutions:
Biopharmaceutical	$7,460	$4,472	$20,059	$11,603
Reproductive medicine	735	584	2,191	1,585
Animal health	219	229	705	748
Total Global Logistics Solutions	8,414	5,285	22,955	13,936
Global Biostorage	1,169	—	1,745	—
Total revenues	$9,583	$5,285	$24,700	$13,936

Our geographical revenues, by origin, for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000’s omitted)	2019	2018	2019	2018
Americas	$7,708	$4,875	$21,413	$12,631
Europe, the Middle East and Africa (EMEA)	1,699	360	2,786	998
Asia Pacific (APAC)	176	50	501	307
Total revenues	$9,583	$5,285	$24,700	$13,936

Engineering and Development Expenses

Expenditures relating to engineering and development are expensed in the period incurred to engineering and development expense in the statement of operations.

Stock-Based Compensation

The Company accounts for stock-based payments in accordance with stock-based payment accounting guidance which requires all stock-based payments to be recognized based upon their fair values. The fair value of stock-based awards is estimated at the grant date using the Black-Scholes Option Pricing Model (“Black-Scholes”) and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and expected term. The Company accounts for forfeitures of unvested awards as they occur.

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

The following shows the amounts used in computing net loss per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,468,547)	$(2,143,687)	$(17,383,940)	$(7,297,337)
Weighted average common shares issued and outstanding - basic and diluted	35,674,162	28,769,867	32,449,940	27,791,616
Basic and diluted net loss per share	$(0.35)	$(0.07)	$(0.54)	$(0.26)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	4,437,527	5,711,337	3,821,040	5,704,439
Warrants	917,757	1,524,376	857,111	1,370,272
Convertible note	1,158,183	—	1,158,183	—
	6,513,467	7,325,713	5,836,334	7,074,711

 Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the Netherlands and UK subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(19,300) and $(31,000) for the three and nine months ended September 30, 2019. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings. Foreign currency gains and losses for all periods presented were not significant.

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

The standard had a material impact on our condensed consolidated balance sheets, which resulted in the recognition of ROU assets of $1.8 million, lease liabilities of $2.1 million and a reduction in deferred rent liabilities of $309,600 for operating leases, while our accounting for finance leases remained substantially unchanged. However, the adoption of the new standard did not materially impact our consolidated results of operations and cash flows. Also, the adoption of ASC 842 did not have an impact on the Company’s beginning accumulated deficit balance.

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

Accounting Guidance Issued but Not Adopted at September 30, 2019

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance. The Company currently believes the main impact of the new standard will relate to the Company’s assessment of its allowance for doubtful accounts on trade receivables.

Note 4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash	$3,229,359	$37,223,698
Cash equivalents:
Money market mutual fund	41,355,795	103,427
Total cash and cash equivalents	44,585,154	37,327,125
Short-term investments:
U.S. Treasury notes and bills	23,087,860	7,925,975
Mutual funds	25,829,476	2,004,993
Total short-term investments	48,917,336	9,930,968
Cash, cash equivalents and short-term investments	$93,502,490	$47,258,093

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at September 30, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$23,102,470	$44,621	$(59,231)	$23,087,860
Total available-for-sale investments	$23,102,470	$44,621	$(59,231)	$23,087,860

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2019:

	Amortized Cost	Fair Value
Due within one year	$10,981,991	$11,017,210
Due between one and two years	12,120,479	12,070,650
Total	$23,102,470	$23,087,860

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

During the nine months ended September 30, 2019, we had realized gains of $62,500 on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $48.9 million at September 30, 2019. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2019 related to equity securities held at September 30, 2019 are as follows:

Net losses recognized during the nine months on equity securities	$(87,850)
Less: net gains (losses) recognized on equity securities sold during the nine months	—
Unrealized losses recognized during the nine months on equity securities still held at September 30, 2019	$(87,850)

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2019
Cash equivalents:
Money market mutual fund	$41,355,795	$—	$—	$41,355,795
Marketable equity securities:
Mutual funds	25,829,476	—	—	25,829,476
Available-for-sale debt securities:
U.S. Treasury notes	23,087,860	—	—	23,087,860
	$90,273,131	$—	$—	$90,273,131

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash equivalents:
Money market mutual fund	$103,427	$—	$—	$103,427
Marketable equity securities:
Mutual funds	2,004,993	—	—	2,004,993
Available-for-sale debt securities:
U.S. Treasury notes	4,957,675	—	—	4,957,675
U.S. Treasury bills	2,968,300	—	—	2,968,300
	$10,034,395	$—	$—	$10,034,395

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2019.

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

The issuance costs for this Transaction, including the commitment fee paid to the Investor totaled approximately $480,000. As these costs were incurred to raise both debt and equity, the total costs have been allocated on a pro-rata basis to the debt and equity financings based on their relative fair values. The pro-rata portion of these fees related to the Note will be amortized over the five-year stated life of the Note. During the three and nine months ended September 30, 2019, the Company amortized $16,000 and $46,800, respectively, of the debt discount to interest expense for the Note.

On July 9, 2019, the Company entered into Amendment No. 1 to the Note. Pursuant to the amendment, the terms of the Note were amended such that (i) after June 30, 2019, the interest rate on the Note is reduced to 6.00%; (ii) after June 30, 2019, accrued interest on the Note will be converted into common stock of the Company in connection with any conversion of the Note, provided that solely with respect to such accrued but unpaid interest, the conversion price will be an amount equal to the average volume-weighted average price of the Company’s common stock for the 15 consecutive trading days prior to the conversion date; (iii) the mandatory conversion date is December 14, 2019; (iv) the maximum percentage provisions relating to a mandatory conversion of the Note were removed; (v) the Note is no longer required to be senior to any other indebtedness of the Company and its subsidiaries; and (vi) the limitation on the Company and its subsidiaries from incurring indebtedness was removed. We accounted for Amendment No. 1 to the Note as a modification of debt because the cash flows under the amended term loans were not substantially different than the cash flows under the original term loans. Accordingly, a new effective interest that equates the revised cash flows to the carrying amount of the original debt was computed and is being applied prospectively. We did not incur any fees to the Investor in connection with the amended term loan. The existing unamortized debt discount is being amortized over the remaining term of the Note using the effective interest method. Since the Note is convertible into shares of the Company’s common stock on December 14, 2019, the Company determined that the classification as a long-term liability is appropriate as the debt will not be settled in cash.

Interest expense was $246,000 and $884,400 for the three and nine months ended September 30, 2019, respectively, of which $246,000 is included in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2019.

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

Reportable segment information is presented in the following tables:

	Three Months Ended September 30, 2019
	Global Logistics Solutions	Global Bioservices	Total
Revenues	$8,414,454	$1,168,880	$9,583,334
Interest expense	(248,410)	—	(248,410)
Depreciation and amortization expense	(395,517)	(397,399)	(792,916)
Segment operating profit or loss	(12,477,805)	126,055	(12,351,750)
Other significant items:
Segment assets	109,735,086	25,322,764	135,057,850
Goodwill	—	11,149,663	11,149,663
Expenditures for long-lived assets	(1,241,322)	(527,715)	(1,769,037)

	Nine Months Ended September 30, 2019
	Global Logistics Solutions	Global Bioservices	Total
Revenues	$22,954,410	$1,745,424	$24,699,834
Interest expense	(921,048)	—	(921,048)
Depreciation and amortization expense	(1,063,327)	(526,844)	(1,590,171)
Segment operating profit or loss	(17,081,689)	284,995	(16,796,694)
Other significant items:
Segment assets	109,735,086	25,322,764	135,057,850
Goodwill	—	11,149,663	11,149,663
Expenditures for long-lived assets	(3,601,248)	(745,934)	(4,347,182)

Revenues from one customer of the Company’s Global Bioservices segment represents approximately 82.7% of that segment’s net revenues and 10.1% of the Company’s consolidated net revenues for the three months ended September 30, 2019.

Note 8. Goodwill and Intangible Assets

Goodwill

During the nine months ended September 30, 2019, the Company recorded $11.1 million of goodwill which is related to the acquisition of Cryogene. See Note 11 for further information on this acquisition transaction. As of September 30, 2019, the carrying value of goodwill is $11.1 million which is allocated to the Global Bioservices reportable segment.

Intangible Assets

The following table presents our intangible assets as of September 30, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (years)
Non-compete agreement	$390,000	$26,000	$364,000	5
Technology	510,000	34,000	476,000	5
Customer relationships	3,900,000	108,333	3,791,667	12
Cryogene trade name/trademark	480,000	10,667	469,333	15
Cryoport patents and trademarks	233,065	47,375	185,690	—
Total	$5,513,065	$226,375	$5,286,690

The following table presents our intangible assets as of December 31, 2018:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (years)
Cryoport patents and trademarks	$184,595	$(47,375)	$137,220	—

Amortization expense for intangible assets for the three and nine months ended September 30, 2019 was $134,300 and $179,000, respectively.

Expected future amortization of intangible assets as of September 30, 2019 is as follows:

Years Ending December 31,	Amount
Remainder of 2019	$134,250
2020	537,000
2021	537,000
2022	537,000
2023	537,000
Thereafter	3,004,440
$5,286,690

Note 9. Commitments and Contingencies

Facility and Equipment Leases

We lease 27,600 square feet of corporate, research and development, and logistics facilities in Irvine, California under an operating lease expiring February 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $24,700 per month. We also lease 8,100 square feet of logistics facilities in Livingston, New Jersey under an operating lease expiring December 2024, subject to our option to extend the lease for an additional five-year period. The initial base rent is approximately $7,600 per month. In addition, we lease 7,600 square feet of logistics facilities in Hoofddorp, The Netherlands under an operating lease expiring May 2023, subject to our option to extend the lease for two additional five-year periods. The initial base rent is approximately $5,400 per month. We also lease a total of 21,476 square feet of corporate and logistics facilities in Houston, Texas in two adjacent buildings under operating leases expiring in January 2024. The aggregate initial base rent is approximately $22,000 per month. We also lease a 4,190 square foot corporate facility in Brentwood, Tennessee under an operating lease expiring August 2024. The initial base rent is approximately $11,000 per month. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis. In addition, we lease certain equipment which expires through January 2024.

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

Note 10. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of two years to approximately six years, some of which include options to extend the leases for multiple renewal periods of five years each. As of September 30, 2019 and December 31, 2018, assets recorded under finance leases were $71,000, and accumulated depreciation associated with finance leases was $20,300 and $6,800, respectively.

The components of lease cost were as follows:

Nine Months Ended
September 30, 2019
Operating lease cost	$506,300

Finance lease cost:
Amortization of right-of-use assets	$7,612
Interest on finance lease liabilities	2,194
9,806
Total lease cost	$516,106

Other information related to leases was as follows:

Nine Months Ended
September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$598,800
Operating cash flows from finance leases	$2,194
Financing cash flows from finance leases	$17,261

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,623,200
Finance leases	$—

Weighted-Average Remaining Lease Term
Operating leases	7.0 years
Finance leases	1.6 years

Weighted-Average Discount Rate
Operating leases	7.25%
Finance leases	6.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$202,839	$6,485
2020	986,576	25,940
2021	993,458	8,647
2022	1,003,353	—
2023	673,392	—
Thereafter	2,454,586	—
Total future minimum lease payments	6,314,204	41,072
Less imputed interest	(1,484,749)	(1,986)
Total	$4,829,455	$39,086

Reported as of September 30, 2019	Operating Leases	Finance Leases
Current lease liabilities	$562,866	$24,252
Noncurrent lease liabilities	4,266,589	14,834
Total	$4,829,455	$39,086

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

The aggregate purchase price for the Purchased Assets was $20.5 million in cash, subject to adjustment as described in the Asset Purchase Agreement (the “Total Consideration”), $1.0 million of which was deposited into an escrow account to serve as an escrow fund for any indemnifiable losses of the Company under the Asset Purchase Agreement.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies, and other benefits that we believe will result from combining the operations of Cryogene with our operations. Goodwill of approximately $11.1 million related to the acquisition has been recorded in the Global Bioservices reportable segment. The goodwill recognized is expected to be deductible for income tax purposes.

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

The operating results of the Cryogene acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through September 30, 2019. Our results for the nine months ended September 30, 2019, include Cryogene sales of $1.7 million and net income of $285,000.

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

The following table presents the unaudited, pro forma consolidated results of operations for the three and nine months ended September 30, 2018 as if the acquisition of the assets of Cryogene had occurred as of January 1, 2018. The pro forma information provided below is compiled from the financial statements of Cryogene Partners, which includes pro forma adjustments for intangible assets amortization expense and transaction costs.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenues	$6,266,000	$16,800,200
Net loss	$(2,310,800)	$(7,162,900)
Basic and diluted earnings per share	$(0.08)	$(0.26)

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

Common Stock Issued for Services

During the nine months ended September 30, 2019, 4,488 shares of common stock with a fair value of $70,300 were issued to three members of the board of directors as compensation for services.

During the nine months ended September 30, 2018, 4,481 shares of common stock with a fair value of $52,500 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of September 30, 2019, approximately 7.9 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	6,768,434
Exercise of warrants	1,134,883
Total shares of common stock reserved for future issuances	7,903,317

In addition, we reserved 1,158,183 shares of common stock issuable upon conversion of our Note, including estimated shares for accrued interest as of September 30, 2019 (see Note 6).

Share Repurchase Program

In October 2019, the Company’s Board of Directors authorized a share repurchase program (the Repurchase Program) authorizing repurchase of common stock in the amount of up to $15.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate and will depend on a number of factors, including the market price of Cryoport’s common stock, general market and economic conditions, and applicable legal requirements. The repurchase program will expire on December 31, 2020 and may be extended, suspended, modified or discontinued at any time. Any repurchases will be funded from cash on hand and future cash flows from operations.

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

As a result of reducing the exercise price of certain warrants in connection with the February 2018 Tender Offer, a warrant repricing expense of $899,400 was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing. Such amount is included in warrant inducement and repricing expense in the condensed consolidated statement of operations for the nine months ended September 30, 2018. In connection with this offering, the Company incurred $99,400 in offering costs that were offset against the proceeds from this offering.

Note 13.  Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2018	2,049,534	$4.03
Issued	—	—
Exercised	(893,691)	3.97
Expired	(20,960)	17.78
Outstanding — September 30, 2019	1,134,883	$3.83	0.8	$14,209,600
Vested (exercisable) — September 30, 2019	1,134,883	$3.83	0.8	$14,209,600

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on September 30, 2019, which was $16.36 per share.

Total intrinsic value of warrants exercised during the nine months ended September 30, 2019 was $10.8 million.

 Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuance up to 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of September 30, 2019, the Company had 2,753,790 shares available for future awards under the 2018 Plan.

During the nine months ended September 30, 2019, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.2 – 6.2
Risk-free interest rate	1.4% - 2.6%
Volatility	70.6% – 99.2%
Dividend yield	0%

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

We recognize stock-based compensation expense over the vesting period using the straight-line method. Stock-based compensation expense is recognized only for those awards that vest. We account for the forfeitures of unvested awards as they occur.

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$522,377	$80,153	$687,129	$173,557
General and administrative	7,432,609	1,018,321	9,716,732	2,753,134
Sales and marketing	3,803,687	320,794	4,586,015	854,125
Engineering and development	976,876	79,395	1,151,163	213,086
	$12,735,549	$1,498,663	$16,141,039	$3,993,902

For the three months and nine months ended September 30, 2019, we recognized expense of $10.8 million due to the accelerated vesting under the terms of certain outstanding stock option grants as a result of the Company meeting certain financial performance criteria defined in such grants, including reaching positive adjusted EBITDA for two consecutive quarters. Of this amount, $383,800, $6.2 million, $3.4 million, and $873,000 are included in cost of revenues, general and administrative, sales and marketing, and engineering and development, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2018	5,757,305	$5.16
Granted (weighted-average fair value of $9.15 per share)	1,441,050	13.44
Exercised	(355,735)	4.34
Forfeited	(74,186)	10.61
Outstanding — September 30, 2019	6,768,434	$6.90	7.1	$64,389,600
Vested (exercisable) — September 30, 2019	6,042,128	$6.14	6.8	$61,788,900
Expected to vest after September 30, 2019 (unexercisable)	726,306	$13.23	9.4	$2,600,700

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2019, which was $16.36 per share.

Total intrinsic value of options exercised during the three months ended September 30, 2019 was $4.3 million.

As of September 30, 2019, there was unrecognized compensation expense of $6.0 million related to unvested stock options, which we expect to recognize over a weighted average period of 1.8 years.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2019 (unaudited) and the consolidated balance sheet as of December 31, 2018 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2018 and 2017, included in the Company’s Form 10-K for the year ended December 31, 2018.

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

Vineti. In September 2019, Vineti and Cryoport announced a commercial partnership designed to extend end-to-end delivery of cell therapies and gene therapies to a growing number of patients. Pairing Vineti’s supply chain orchestration (SCO) platform with Cryoport’s integrated temperature-controlled capabilities and near real-time monitoring is designed to provide an end-to-end solution for advanced therapies, supporting the assurance of improved drug product quality and patient safety. Vineti and Cryoport together seek to leverage both of their commercial and clinical phase experiences and insights from serving biopharma customers. With Vineti’s platform expected to be deployed in more than 300 clinical centers world-wide within the next year, and Cryoport serving more than 400 clinical trials and three commercialized therapies, the collaboration between the two companies provides a broad-based global solution. Vineti was co-founded by GE and the Mayo Clinic.

LONZA. In November 2019, Lonza and Cryoport announced a partnership to support companies in the cell and gene therapy field. As a part of this commitment, Lonza announced Cryoport as its preferred partner in the transport and delivery of patient tissues on a global basis, with the continued goal of seamless service for Lonza's customers and their patients. Lonza and Cryoport will work to remove the supply chain hurdles faced by developers of personalized therapeutics, including autologous therapies, matched-allogeneic therapies, and personalized cancer vaccines, as they prepare for the commercial launch of their respective therapies. The goal of the partnership is to provide fully integrated solutions including, but not limited to, co-location of manufacturing, bioservices and distribution facilities to improve and enhance responsiveness and optimized product workflow, automated data management providing integrated data entry, and process optimization that reduces risk, increases transparency and improves certainty. Lonza, is a well-respected global company with more than 100 sites and offices and approximately 15,500 full-time employees worldwide at the end of 2018. Four of the Lonza facilities are centers of excellence dedicated to cell and gene therapy. Its flagship, dedicated cell-and-gene-therapy manufacturing facility is located in Houston, Texas.

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

Advanced Therapy Shipper™

In September 2019, the Company announced the expansion of its Cryoport Express™ product line with the launch of the Advanced Therapy Shipper™ for the Regenerative Medicine market. The Cryoport Express™ Advanced Therapy Shipper™ is designed to ensure that each shipper has been used only for human use and provides complete traceability of all equipment, components and commodities. This shipper provides verification information and supply chain support for biopharma companies researching and commercializing cell and gene therapies and addresses the potential risk of cross contamination of materials during use, delivery and distribution of biopharmaceutical materials.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000’s)
Revenues	$9,583	$5,285	$4,298	81.3%
Cost of revenues	(4,956)	(2,549)	(2,407)	94.4%

Gross margin	4,627	2,736	1,891	69.1%
General and administrative	(9,377)	(2,614)	(6,763)	258.8%
Sales and marketing	(5,962)	(1,821)	(4,141)	227.5%
Engineering and development	(1,640)	(463)	(1,177)	254.0%
Interest expense	(248)	—	(248)	100%
Other income, net	133	20	113	578.5%
Provision for income taxes	(2)	(2)	—	—

Net loss	$(12,469)	$(2,144)	$(10,325)	481.6%

The following table shows total revenue by reportable segment for the three months ended September 30, 2018 and 2019:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$7,460	$4,472	$2,988	66.8%
Reproductive medicine	735	584	151	26.0%
Animal health	219	229	(10)	(4.5)%
Total Global Logistics Solutions	8,414	5,285	3,129	59.2%
Global Bioservices	1,169	—	1,169	100%

Total revenues	$9,583	$5,285	$4,298	81.3%

Revenues. We generated revenues from customers in all of our target life sciences markets, biopharma, reproductive medicine and animal health. Revenues increased $4.3 million or 81.3% to $9.6 million for the three months ended September 30, 2019, as compared to $5.3 million for the three months ended September 30, 2018. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $3.0 million or 66.8%, to $7.5 million for the three months ended September 30, 2019 as compared to $4.5 million for the three months ended September 30, 2018. Commercial revenue increased to $2.6 million for the three months ended September 30, 2019 as compared to $555,200 for the three months ended September 30, 2018. During the three months ended September 30, 2019, we added approximately 18 new biopharma clients and added 12 clinical trials, net of completed or terminated trials, of which 7 trials were in the Americas, 2 in EMEA and 3 in APAC. We now support 425 clinical trials (360 in the Americas, 55 in EMEA and 10 in APAC) compared to 323 clinical trials supported as of September 30, 2018 (294 in the Americas and 28 in EMEA and 1 in APAC). The number of Phase III clinical trials supported increased to 54 trials as of September 30, 2019 (41 in the Americas,12 in EMEA and 1 in APAC). This compares to 46 Phase III trials (38 in the Americas and 8 in EMEA) supported as of September 30, 2018. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 26.0% for the three months ended September 30, 2019, as compared to the same period in 2018. This increase was driven by a 16.5% increase in revenues in the U.S. market through continued success of our CryoStork®-branded offering and a 15.8% increase in revenues in the international markets, which was primarily a result of our marketing initiatives and growing brand recognition in this market, driving stronger demand in the Americas and EMEA. Our revenue from animal health decreased 4.5% for the three months ended September 30, 2019, as compared to the same period in 2018, as a result of non-recurring activity in the previous year. Global Bioservices revenue was $1.2 million for the third quarter of 2019 as a result of the acquisition of the Cryogene business in May 2019.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2019 was 48.3% of revenues, as compared to 51.8% of revenues for the three months ended September 30, 2018. The decrease in gross margin by almost four percentage points is due to $383,800 of accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters, and the increased operating costs of our new global logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands that commenced operations during the third quarter of 2018. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $2.4 million, or 94.4%, to $5.0 million for the three months ended September 30, 2019, as compared to $2.5 million in the same period in 2018. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers and $383,800 of accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters.

General and administrative expenses. General and administrative expenses increased $6.8 million the three months ended September 30, 2019 or 258.8% as compared to the same period in 2018. This increase is primarily due to an increase in stock-based compensation of $6.4 million, of which $6.2 million relates to accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters, an increase in facility and other overhead cost allocations of $282,300, an increase in wages and associated employee costs of $206,400, of which $249,200 as a result of the Cryogene acquisition in May 2019 and an increase in legal settlements of $87,500. These increases were partially offset by a decrease of $302,600 for start-up costs for the new logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands incurred in 2018.

Sales and marketing. Sales and marketing expenses, which includes logistics operations, increased $4.1 million or 227.5% and is primarily due to an increase in stock based compensation of $3.5 million of which $3.4 million relates to the accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters, an increase in wages and associated employee costs of $461,200 which includes recruiting and relocation fees of $93,700 for the expansion of our domestic logistics force, an increase in facility and other overhead allocations of $134,300 and an increase in travel and lodging expense of $72,600.

Engineering and development expenses. Engineering and development expenses increased $1.2 million or 254.0% for the three months ended September 30, 2019, as compared to the same period in 2018. The increase is primarily due to an increase in stock based compensation of $897,500, of which $873,000 relates to the accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters, an increase in wages and associated employee costs to add a software development product manager and senior engineers of $118,100 and an increase in prototype expenses of $56,100. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense increased $248,400 for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 due to the interest on the convertible note issued in December 2018.

Other income, net. The other income, net for the three months ended September 30, 2019 is primarily due to investment income on our cash and cash equivalents and short-term investments.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000’s)
Revenues	$24,700	$13,936	$10,764	77.2%
Cost of revenues	(12,280)	(6,511)	(5,769)	88.6%

Gross margin	12,420	7,425	4,995	67.3%
General and administrative	(15,332)	(7,351)	(7,981)	108.6%
Sales and marketing	(11,213)	(5,257)	(5,956)	113.3%
Engineering and development	(2,671)	(1,242)	(1,429)	115.1%
Interest expense	(921)	—	(921)	100%
Warrant inducement and repricing expense	—	(899)	899	(100)%
Other income, net	344	43	301	709.2%
Provision for income taxes	(11)	(16)	5	(32.7)%

Net loss	$(17,384)	$(7,297)	$(10,087)	(138.2)%

The following table shows total revenue by reportable segment for the nine months ended September 30, 2018 and 2019:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$20,059	$11,603	$8,456	72.9%
Reproductive medicine	2,191	1,585	606	38.2%
Animal health	705	748	(43)	(5.7)%
Total Global Logistics Solutions	22,955	13,936	9,019	64.7%
Global Bioservices	1,745	—	1,745	100%

Total revenues	$24,700	$13,936	$10,764	77.2%

Revenues. We generated revenues from customers in all of our target life sciences markets, biopharma, reproductive medicine and animal health. Revenues increased $10.8 million or 77.2% to $24.7 million for the nine months ended September 30, 2019, as compared to $13.9 million for the nine months ended September 30, 2018. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers. Biopharmaceutical revenue increased $8.5 million or 72.9%, to $20.1 million for the nine months ended September 30, 2019, as compared to $11.6 million for the nine months ended September 30, 2018. Commercial revenue increased to $5.9 million for the nine months ended September 30, 2019, as compared to $1.3 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we added approximately 69 new biopharma clients and added 68 clinical trials, net of completed or terminated trials, of which 43 trials were in the Americas, 15 in EMEA and 10 in APAC. This activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market increased by 38.2% for the nine months ended September 30, 2019, as compared to the same period in 2018. This increase was driven by a 19.6% increase in revenues in the U.S. market through continued success of our CryoStork® -branded offering and a 43.7% increase in revenues in the international markets, which was primarily a result of our marketing initiatives and growing brand recognition in this market, driving stronger demand in the Americas and EMEA. Our revenue from animal health decreased 5.7% for the nine months ended September 30, 2019, as compared to the same period in 2018 as a result of non-recurring activity in the previous year. Global Bioservices revenue was $1.7 million for the nine months ended September 30, 2019, as a result of the acquisition of the Cryogene business in May 2019.

Gross margin and cost of revenues. Gross margin for the nine months ended September 30, 2019 was 50.3% of revenues, as compared to 53.3% of revenues for the nine months ended September 30, 2018. The decrease in gross margin by almost three percentage points is primarily due to $383,800 of accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters and the increased operating costs of our new global logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands that commenced operations during the third quarter of 2018. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $5.8 million, or 88.6%, to $12.3 million for the nine months ended September 30, 2019, as compared to $6.5 million in the same period in 2018. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers and $326,000 of accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters.

General and administrative expenses. General and administrative expenses increased $8.0 million for the nine months ended September 30, 2019 or 108.6% as compared to the same period in 2018. This increase is primarily due to an increase in stock based compensation of $6.9 million of which $6.2 million relates to the accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters, an increase in wages and associated employee costs of $615,900, of which $386,600 of the increase relates to Cryogene and was partially offset by a decrease of $102,100 for recruiting and relocation fees of $93,700 as compared to the prior year, an increase in facility costs and other overhead cost allocations of $406,800, an increase in public company related expenses of $319,900 including legal, audit and internal control audit fees, an increase in insurance premiums of $110,500 and an increase of $83,800 for legal settlements. These increases were partially offset by a decrease of $554,100 for start-up costs for the new logistics centers in Livingston, New Jersey and Hoofddorp, The Netherlands incurred in 2018.

Sales and marketing. Sales and marketing expenses, which includes logistics operations, increased $6.0 million or 113.3% as compared to the same period in 2018. This increase due to an increase in stock based compensation of $3.4 million of which $3.4 million relates to the accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters, an increase in wages and associated employee costs of $1.6 million which includes recruiting and relocation fees of $141,000 for the expansion of our domestic logistics force, an increase in facility and other overhead allocations of $382,700, an increase in travel and lodging expense of $171,900 and an increase in marketing and advertising promotions of $58,200.

Engineering and development expenses. Engineering and development expenses increased $1.4 million or 115.1% for nine months ended September 30, 2019, as compared to the same period in 2018. This increase is primarily due to an increase in stock based compensation of $891,900 of which $873,000 relates to the accelerated vesting for certain stock option awards as a result of meeting defined financial targets, including positive adjusted EBITDA for two consecutive quarters, primarily due to $336,000 in wages and associated employee costs to add a software development product manager and senior engineers, an increase in prototype expenses of $113,100 and an increase in facility and other overhead cost allocations of $62,400. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Warrant inducement and repricing expense. Warrant inducement and repricing expense for nine months ended September 30, 2018 was due to the repricing of certain warrants for the tender offer that was completed in February 2018.

Interest expense. Interest expense increased $921,000 for nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 due to the interest on the convertible note issued in December 2018.

Other income, net. The other income, net for the nine months ended September 30, 2019 is primarily due to investment income on our cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash and cash equivalents of $44.6 million, $48.9 million in short-term investments and had working capital of $96.5 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the nine months ended September 30, 2019, we used $2.1 million of cash for operations primarily as a result of the net loss of $17.4 million offset by non-cash expenses of $18.0 million comprised of $10.8 million of accelerated stock-based compensation, $5.4 million of routine stock-based compensation expense as well as depreciation and amortization. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts receivable of $4.0 million offset by an increase in accounts payable and accrued expenses of $1.3 million and an increase in accrued compensation of $304,700.

Net cash used in investing activities of $63.9 million during the nine months ended September 30, 2019 was primarily due to the $20.4 million acquisition of the Cryogene business on May 14, 2019, $43.0 million purchase of short-term investments, and $4.2 million for the capitalization of software development costs for our CryoportalTM Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $4.0 million.

Net cash provided by financing activities totaled $73.1 million during the nine months ended September 30, 2019, primarily as a result of $68.8 million in net proceeds from the June 2019 public offering and $4.3 million in proceeds from the exercise of stock options and warrants, which was partially offset by payments $19,700 for deferred financing costs and $17,300 for finance lease liabilities.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Ownership of Our Common Stock and Other Securities

The sale of substantial shares of our common stock may depress our stock price.

As of November 1, 2019, there were 35,843,532 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. In addition, on December 14, 2019, our outstanding convertible debt will automatically convert into an estimated number of shares of our common stock of 1,158,183 shares for the original principal amount, plus the number of shares issuable upon conversion of the outstanding interest at such time based on the average volume-weighted average price of the Company’s common stock for the 15 consecutive trading days prior to the conversion date. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. We could also issue up to an additional 10,757,107 shares of our common stock including 1,134,883 shares to be issued upon the exercise of outstanding warrants, 9,522,224 shares upon exercise of outstanding options or reserved for future issuance under our stock incentive plans.

We have outstanding convertible debt as a result of prior financings, which will automatically convert into common stock on December 14, 2019. Until such conversion occurs, our indebtedness could adversely affect our business, financial condition and results of operations.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.         OTHER INFORMATION

None

ITEM 6.         EXHIBITS

Exhibit
Index

4.1	Amendment No. 1 to Convertible Note, dated July 9, 2019. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2019.

16.1	Letter to Securities and Exchange Commission from KMJ Corbin & Company LLP dated August 16, 2019. Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2019.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: November 12, 2019

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: November 12, 2019

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer

