Form 10-Q
period 2020-03-31
Cryoport, Inc.
filed 2020-05-08
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(949) 470-2300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value	CYRX	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
Warrants to purchase Common Stock	CYRXW	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of April 30, 2020 there were 38,101,393 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50,622,454	$47,234,770
Short-term investments	46,809,959	47,060,786
Accounts receivable, net	6,139,538	7,098,191
Inventories	464,588	473,961
Prepaid expenses and other current assets	1,002,189	1,096,855
Total current assets	105,038,728	102,964,563
Property and equipment, net	12,459,703	11,833,057
Operating lease right-of-use assets	6,068,616	4,460,319
Intangible assets, net	5,073,182	5,177,578
Goodwill	10,999,722	10,999,722
Deposits	483,300	437,299
Total assets	$140,123,251	$135,872,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$3,171,821	$2,498,375
Accrued compensation and related expenses	2,671,473	1,903,720
Deferred revenue	341,150	367,867
Operating lease liabilities	813,574	665,901
Finance lease liabilities	72,207	24,617
Total current liabilities	7,070,225	5,460,480
Operating lease liabilities, net of current portion	5,568,845	4,101,236
Finance lease liabilities, net of current portion	149,297	8,539
Deferred tax liability	29,937	20,935
Total liabilities	12,818,304	9,591,190

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,930,255 and 37,339,787 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	37,930	37,340
Additional paid-in capital	290,106,664	285,609,022
Accumulated deficit	(163,262,856)	(159,319,963)
Accumulated other comprehensive income (loss)	423,209	(45,051)
Total stockholders’ equity	127,304,947	126,281,348
Total liabilities and stockholders’ equity	$140,123,251	$135,872,538

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues	$9,774,075	$6,652,912
Cost of revenues	4,516,111	3,199,011
Gross margin	5,257,964	3,453,901
Operating costs and expenses:
General and administrative	4,030,042	2,696,859
Sales and marketing	3,081,427	2,407,992
Engineering and development	1,732,726	489,596
Total operating costs and expenses	8,844,195	5,594,447
Loss from operations	(3,586,231)	(2,140,546)
Other income (expense):
Interest expense	(2,451)	(338,728)
Other income (expense), net	(321,186)	91,472
Loss before provision for income taxes	(3,909,868)	(2,387,802)
Benefit (provision) for income taxes	(33,025)	900
Net loss	$(3,942,893)	$(2,386,902)
Net loss per share – basic and diluted	$(0.11)	$(0.08)
Weighted average shares outstanding – basic and diluted	37,548,549	30,441,996

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended
	March 31,
	2020	2019
Net loss	$(3,942,893)	$(2,386,902)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	470,924	30,872
Reclassification of realized gain on available-for- sale debt securities to earnings	(394)	(3,098)
Foreign currency translation adjustments	(2,270)	(10,080)
Other comprehensive gain	468,260	17,694
Total comprehensive loss	$(3,474,633)	$(2,369,208)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

See accompanying notes to condensed consolidated financial statements.

									Accumulated	Total
	Class A		Class B				Additional		Other	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid–In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance at December 31, 2018	—	$—	—	$—	30,319,038	$30,319	$179,501,577	$(140,988,484)	$3,153	$38,546,565
Net loss	—	—	—	—	—	—	—	(2,386,902)	—	(2,386,902)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	17,694	17,694
Stock-based compensation expense	—	—	—	—	—	—	1,396,235	—	—	1,396,235
Issuance of common stock for board of director compensation	—	—	—	—	1,319	1	17,499	—	—	17,500
Proceeds from exercise of stock options and warrants	—	—	—	—	357,143	358	1,315,488	—	—	1,315,846
Balance at March 31, 2019	—	$—	—	$—	30,677,500	$30,678	$182,230,799	$(143,375,386)	$20,847	$38,906,938

Balance at December 31, 2019	—	$—	—	$—	37,339,787	$37,340	$285,609,022	$(159,319,963)	$(45,051)	$126,281,348
Net loss	—	—	—	—	—	—	—	(3,942,893)	—	(3,942,893)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	468,260	468,260
Stock-based compensation expense	—	—	—	—	—	—	1,599,711	—	—	1,599,711
Issuance of common stock for board of director compensation	—	—	—	—	1,269	1	20,666	—	—	20,667
Proceeds from exercise of stock options and warrants	—	—	—	—	589,199	589	2,877,265	—	—	2,877,854
Balance at March 31, 2020	—	$—	—	$—	37,930,255	$37,930	$290,106,664	$(163,262,856)	$423,209	$127,304,947

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(3,942,893)	$(2,386,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	824,429	300,565
Amortization of debt discount	—	15,383
Unrealized gain on investments in equity securities	(144,415)	(31,545)
Realized loss on investments in equity securities	793,175	—
Realized gain on available-for-sale investments	(10,934)	—
Stock-based compensation expense	1,620,378	1,413,735
Loss on disposal of property and equipment	80,593	47,603
Provision for bad debt	3,976	—
Changes in operating assets and liabilities:
Accounts receivable	954,677	(664,667)
Inventories	9,373	(6,576)
Prepaid expenses and other current assets	94,666	10,049
Deposits	(46,001)	—
Change in operating lease right-of-use assets and lease liabilities	6,986	(9,309)
Accounts payable and other accrued expenses	65,312	659,335
Accrued compensation and related expenses	767,753	491,123
Deferred revenue	(26,717)	(28,397)
Deferred tax liability	9,002	—

Net cash provided by (used in) operating activities	1,059,360	(189,603)

Cash Flows From Investing Activities:
Purchases of property and equipment	(596,159)	(1,121,025)
Purchases of short-term investments	(16,195,335)	(5,010,461)
Sales/maturities of short-term investments	16,278,866	500,000
Patent and trademark costs	(29,854)	(20,488)

Net cash used in investing activities	(542,482)	(5,651,974)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	2,877,854	1,315,846
Payment of deferred financing costs	—	(19,748)
Repayment of finance lease liabilities	(14,299)	(5,678)

Net cash provided by financing activities	2,863,555	1,290,420

Effect of exchange rates on cash and cash equivalents	7,251	(3,982)
Net change in cash and cash equivalents	3,387,684	(4,555,139)
Cash and cash equivalents — beginning of period	47,234,770	37,327,125

Cash and cash equivalents — end of period	$50,622,454	$32,771,986

Supplemental Disclosure of Non-Cash Financing Activities:

Net unrealized gain on available-for-sale securities	$470,924	$30,872

Reclassification of realized gain on available-for-sale debt securities to earnings	$394	$3,098

Purchase of equipment through capital lease obligations	$202,619	$—

Fixed assets included in accounts payable and accrued liabilities	$608,134	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

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

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

On May 14, 2019, the Company acquired substantially all of the assets of Cryogene Partners, a Texas general partnership doing business as Cryogene Labs (“Cryogene”). Cryogene operates a temperature-controlled biostorage solutions business in Houston, Texas. As a result of the Cryogene acquisition, the Company operates in two reportable segments: Global Logistics Solutions and Global Bioservices. See Note 6 for segment information.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities and the convertible note. The carrying value for all such instruments, except finance lease liabilities and the convertible note, approximates fair value at March 31, 2020 and December 31, 2019 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at March 31, 2020 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at March 31, 2020 and December 31, 2019 are net of reserves for doubtful accounts of $140,000. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of March 31, 2020, there were two customers that accounted for 36.2% and 13.6%, respectively, of net accounts receivable. As of December 31, 2019, there were two customers that accounted for 31.0% and 20.7%, respectively, of net accounts receivable. There were no other single customers that owed us more than 10% of net accounts receivable at March 31, 2020 and December 31, 2019.

The Company has revenue from foreign customers primarily in Europe, Japan, Canada, India and Australia. During the three months ended March 31, 2020 and 2019, the Company had revenues from foreign customers of approximately $2.1 million and $483,800, respectively, which constituted approximately 21.4% and 13.1%, respectively, of total revenues. There were three customers that accounted for 17.9%, 16.7% and 10.8% of revenues during the three months ended March 31, 2020, respectively. There were two customers that accounted for 24.7% and 10.6% of revenues during the three months ended March 31, 2019, respectively. No other single customer generated over 10% of revenues during the three months ended March 31, 2020 and 2019.

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

Property and equipment are recorded at cost. Cryoport Express® Shippers, which include SmartPak IITM Condition Monitoring Systems and/or data loggers, comprise 18% and 20% of the Company’s net property and equipment balance at March 31, 2020 and December 31, 2019, respectively, and are depreciated using the straight-line method over their estimated useful lives of three years. Mechanical and liquid nitrogen freezers acquired in the Cryogene acquisition comprise 23% of the Company’s net property and equipment balance at March 31, 2020 and are depreciated using the straight-line method over their estimated useful lives of seven to twelve years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to fifteen years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed triggering events indicating potential goodwill impairment and after assessment, concluded that there was no impairment during the three months ended March 31, 2020.

Intangible Assets

Intangible assets are comprised of patents, trademarks, software development costs and the intangible assets acquired in the Cryogene acquisition which include a non-compete agreement, technology, customer relationships and trade name/trademark. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued. The Company capitalizes certain costs related to software developed for internal use. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software, which is five years. Capitalized costs include purchased materials and costs of services. The non-compete agreement, technology, customer relationships and Cryogene trade name/trademark acquired in the Cryogene acquisition are amortized using the straight-line method over the estimated useful lives (see Note 7).

 The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the three months ended March 31, 2020.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2020.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019. The Company is subject to taxation in the U.S. and various state jurisdictions. As of March 31, 2020, the Company is no longer subject to U.S. federal examinations for years before 2015 and for California franchise and income tax examinations for years before 2014. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  At March 31, 2020, the Company has not booked any income tax provision/(benefit) for the impact for the CARES Act due the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.  The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.

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

Variable Consideration

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available

Revenues are recorded net of variable consideration, such as discounts and allowances.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $341,200 and $367,900 at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recognized revenues of $152,800 from the related contact liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company operates in two reportable segments and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(000’s omitted)	2020	2019
Global Logistics Solutions:
Biopharmaceutical	$7,517	$5,640
Reproductive Medicine	763	784
Animal Health	225	229
Total Global Logistics Solutions	8,505	6,653
Global Bioservices	1,269	—
Total revenues	$9,774	$6,653

Our geographical revenues, by origin, for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
(000’s omitted)	2020	2019
Americas	$7,685	$6,169
Europe, the Middle East and Africa (EMEA)	1,932	364
Asia Pacific (APAC)	157	120
Total revenues	$9,774	$6,653

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

The Company’s stock-based compensation plans are discussed further in Note 11.

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

The following shows the amounts used in computing net loss per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,942,893)	$(2,386,902)
Weighted average common shares issued and outstanding - basic and diluted	37,548,549	30,441,996
Basic and diluted net loss per share	$(0.11)	$(0.08)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options	3,867,924	2,986,999
Warrants	502,632	1,155,365
Convertible note	—	1,372,998
	4,370,556	5,515,362

Segment Reporting

We currently operate in two reportable segments, Global Logistics Solutions and Global Bioservices. The chief operating decision maker is our Chief Executive Officer.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the Netherlands and United Kingdom subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(2,270) and $(10,080) for the three months ended March 31, 2020 and 2019, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings. Foreign currency gains and losses for all periods presented were not significant.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 becomes effective as of the beginning of 2020, however, there is no cumulative effect to be recognized with the early adoption.

In August 2018, the FASB issued ASU 2018--13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. We adopted this guidance on January 1, 2020. The adoption of this guidance did not have an impact on the Company’s Condensed Consolidated Financial Statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which is intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We adopted this guidance on January 1, 2020. The adoption of this guidance did not have an impact on the Company’s Condensed Consolidated Financial Statements or disclosures.

Accounting Guidance Issued but Not Adopted at March 31, 2020

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

Note 4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash	$6,537,678	$546,893
Cash equivalents:
Money market mutual fund	44,084,776	43,687,877
Total cash and cash equivalents	50,622,454	47,234,770
Short-term investments:
U.S. Treasury notes and bills	32,675,970	21,094,100
Mutual funds	14,133,989	25,966,686
Total short-term investments	46,809,959	47,060,786
Cash, cash equivalents and short-term investments	$97,432,413	$94,295,556

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at March 31, 2020 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$32,232,999	$442,971	$—	$32,675,970
Total available-for-sale investments	$32,232,999	$442,971	$—	$32,675,970

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2020:

	Amortized Cost	Fair Value
Due within one year	$12,094,926	$12,154,380
Due between one and two years	20,138,073	20,521,590
Total	$32,232,999	$32,675,970

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2019 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$21,121,659	$26,552	$(54,111)	$21,094,100
Total available-for-sale investments	$21,121,659	$26,552	$(54,111)	$21,094,100

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2019:

	Amortized Cost	Fair Value
Due within one year	$12,043,525	$12,046,700
Due between one and two years	9,078,134	9,047,400
Total	$21,121,659	$21,094,100

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

During the three months ended March 31, 2020, we had realized gains of $10,934 on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $14.1 million at March 31, 2020. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2020 related to equity securities held at March 31, 2020 are as follows:

Net losses recognized during the three months on equity securities	$(648,760)
Less: net gains (losses) recognized during the period on equity securities sold during the period	(793,175)
Unrealized gains recognized during the three months on equity securities still held at March 31, 2020	$144,415

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2020
Cash equivalents:
Money market mutual fund	$44,084,776	$—	$—	$44,084,776
Marketable equity securities:
Mutual funds	14,133,989	—	—	14,133,989
Available-for-sale debt securities:
U.S. Treasury notes	32,675,970	—	—	32,675,970
	$90,084,735	$—	$—	$90,084,735

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market mutual fund	$43,687,877	$—	$—	$43,687,877
Marketable equity securities:
Mutual funds	25,966,686	—	—	25,966,686
Available-for-sale debt securities:
U.S. Treasury notes	21,094,100	—	—	21,094,100
	$90,748,663	$—	$—	$90,748,663

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2020.

Note 6. Segment Reporting

We currently operate in two reportable segments: Global Logistics Solutions and Global Bioservices. The Global Logistics Solutions segment provides temperature-controlled logistics solutions to the life sciences industry through its purpose-built proprietary packaging, information technology and specialized cold chain logistics expertise. The Company provides leading edge logistics solutions to the biopharma, reproductive medicine and animal health markets to ship, store and deliver biologic materials, such as immunotherapies, stem cells, CAR-T cell therapies, vaccines and reproductive cells for clients worldwide. The Global Bioservices segment provides a comprehensive temperature-controlled sample management solution to the life science industry, including specimen storage, sample processing, collection, and retrieval. The spectrum of temperature-controlled solutions provided by the Company ranges from ambient, or controlled room temperature (15°C to 25°C), refrigerated (2°C to 8°C), to frozen and cryogenic (below 0°C to as low as −150°C). Our Chief Executive Officer is the chief operating decision maker for both segments.

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different sales and marketing strategies and operational skillsets. The Global Bioservices segment is currently comprised of the Cryogene business that was acquired in May 2019, and the management at the time of the acquisition was retained. Prior to this acquisition, the Company had a single reportable segment: Global Logistics Solutions and therefore only the segment information for the three months ended March 31, 2020 is disclosed.

Reportable segment information is presented in the following tables:

	Three Months Ended March 31, 2020
	Global Logistics Solutions	Global Bioservices	Total
Revenues	$8,504,913	$1,269,162	$9,774,075
Interest expense	(2,451)	—	(2,451)
Depreciation and amortization expense	(395,009)	(429,420)	(824,429)
Segment operating profit or loss	(3,633,688)	47,457	(3,586,231)
Other significant items:
Segment assets	114,570,694	25,552,557	140,123,251
Goodwill	—	10,999,722	10,999,722
Expenditures for long-lived assets	(1,136,360)	(271,205)	(1,407,565)

Revenues from one customer of the Company’s Global Bioservices segment represents approximately 82.9% of that segment’s net revenues and 10.8% of the Company’s consolidated net revenues for the three months ended March 31, 2020.

Note 7. Goodwill and Intangible Assets

Goodwill

As of March 31, 2020, the carrying value of goodwill is $11.0 million which is allocated to the Global Bioservices reportable segment.

Intangible Assets

The following table presents our intangible assets as of March 31, 2020:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (years)
Non-compete agreement	$390,000	$65,000	$325,000	5
Technology	510,000	85,000	425,000	5
Customer relationships	3,900,000	270,833	3,629,167	12
Cryogene trade name/trademark	480,000	26,667	453,333	15
Cryoport patents and trademarks	288,057	47,375	240,682	—
Total	$5,568,057	$494,875	$5,073,182

The following table presents our intangible assets as of December 31, 2019:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (years)
Non-compete agreement	$390,000	$45,500	$344,500	5
Technology	510,000	59,500	450,500	5
Customer relationships	3,900,000	189,583	3,710,417	12
Cryogene trade name/trademark	480,000	18,667	461,333	15
Cryoport patents and trademarks	258,203	47,375	210,828	—
Total	$5,538,203	$360,625	$5,177,578

Amortization expense for intangible assets for the three months ended March 31, 2020 and 2019, was $134,300 and $0, respectively.

Expected future amortization of intangible assets as of March 31, 2020 is as follows:

Years Ending December 31,	Amount
Remainder of 2020	$402,750
2021	537,000
2022	537,000
2023	537,000
2024	432,000
Thereafter	2,386,750
$4,832,500

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

Note 9. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of two years to approximately six years, some of which include options to extend the leases for multiple renewal periods of five years each. As of March 31, 2020 and December 31, 2019, assets recorded under finance leases were $273,700 and $71,000, respectively, and accumulated depreciation associated with finance leases was $28,600 and $22,800, respectively.

The components of lease cost were as follows:

Three Months Ended
March 31, 2020
Operating lease cost	$290,114

Finance lease cost:
Amortization of right-of-use assets	$5,756
Interest on finance lease liabilities	2,449
8,205
Total lease cost	$298,319

Other information related to leases was as follows:

Three Months Ended
Supplemental Cash Flows Information	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$283,129
Operating cash flows from finance leases	$16,720
Financing cash flows from finance leases	$14,299
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,804,281
Finance leases	$202,619
Weighted-Average Remaining Lease Term
Operating leases	7.5 years
Finance leases	3.5 years
Weighted-Average Discount Rate
Operating leases	6.7%
Finance leases	5.4%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$1,353,640	$61,783
2021	2,035,644	65,083
2022	2,104,540	56,437
2023	1,574,355	56,436
2024	1,469,710	3,586
2025	1,099,779	—
Thereafter	4,497,242	—
Total future minimum lease payments	14,134,910	243,325
Less imputed interest	(7,752,491)	(21,821)
Total	$6,382,419	$221,504

Reported as of March 31, 2020	Operating Leases	Finance Leases
Current lease liabilities	$813,574	$72,207
Noncurrent lease liabilities	5,568,845	149,297
Total	$6,382,419	$221,504

Note 10. Stockholders’ Equity

Authorized Stock

The Company has 100,000,000 authorized shares of common stock with a par value of $0.001 per share, and 2,500,000 undesignated or "blank check" preferred stock, with a par value of $0.001, of which, 800,000 shares have been designated as Class A Convertible Preferred Stock and 585,000 shares have been designated as Class B Convertible Preferred Stock.

Common Stock Issued for Services

During the three months ended March 31, 2020, 1,269 shares of common stock with a fair value of $20,700 were issued to two members of the board of directors as compensation for services.

During the three months ended March 31, 2019, 1,319 shares of common stock with a fair value of $17,500 were issued to two members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of March 31, 2020, approximately 8.4 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	7,790,952
Exercise of warrants	639,635
Total shares of common stock reserved for future issuances	8,430,587

Share Repurchase Program

In October 2019, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of the Company’s common stock in the amount of up to $15.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The repurchase program will expire on December 31, 2020 and may be extended, suspended, modified or discontinued at any time. Any repurchases will be funded from cash on hand and future cash flows from operations. The Company did not purchase any shares under this program in 2019 and has not purchased any shares under this program in 2020.

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

Note 11.  Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through July 2020. A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2019	1,001,028	$3.83
Issued	—	—
Exercised	(361,393)	3.97
Expired	—	—

Outstanding — March 31, 2020	639,635	$3.75	0.3	$8,518,900

Vested (exercisable) — March 31, 2020	639,635	$3.75	0.3	$8,518,900

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on March 31, 2020, which was $17.07 per share.

Total intrinsic value of warrants exercised during the three months ended March 31, 2020 was $4.6 million.

 Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of March 31, 2020, the Company had 1,314,636 shares available for future awards under the 2018 Plan.

During the three months ended March 31, 2020, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	6.0 – 6.3
Risk-free interest rate	0.5% - 1.7%
Volatility	69.8% – 77.3%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three months ended March 31,
	2020	2019
Cost of revenues	$68,596	$62,753
General and administrative	1,075,169	940,139
Sales and marketing	368,328	339,075
Engineering and development	108,285	71,768
	$1,620,378	$1,413,735

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2019	6,679,581	$7.14
Granted (weighted-average fair value of $10.98 per share)	1,345,800	17.01
Exercised	(227,806)	6.35
Forfeited	(6,623)	10.32

Outstanding — March 31, 2020	7,790,952	$8.86	7.2	$64,397,000

Vested (exercisable) — March 31, 2020	5,851,416	$6.45	6.3	$62,254,200

Expected to vest after March 31, 2020 (unexercisable)	1,939,536	$16.15	9.7	$3,083,800

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on March 31, 2020, which was $17.07 per share.

Total intrinsic value of options exercised during the three months ended March 31, 2020 was $2.8 million.

As of March 31, 2020, there was unrecognized compensation expense of $19.8 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.4 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 10, 2020 and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2020 (unaudited) and the consolidated balance sheet as of December 31, 2019 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

General Overview

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

Our Cryoport Express® Solutions include a family of Cryoport Express® Shippers ranging from liquid nitrogen dry vapor shippers (-150℃) to our C3TM Shippers (2-8℃), which are powered by phase-change materials. The Cryoport Express® Shippers are precision-engineered assemblies that are reliable, cost-effective and reusable or recyclable. Our liquid nitrogen dry vapor Cryoport Express® Shippers utilize an innovative application of ‘dry vapor’ liquid nitrogen technology and, most often, include a SmartPakTM Condition Monitoring System. Our Cryoport Express® Shippers are purpose built. One example is the launch of our Advanced Therapy Shippers™ for the Regenerative Medicine market, the development of which was announced in September 2019. The Cryoport Express® Advanced Therapy Shippers™ are designed to ensure that each shipper has only been used for human-based therapies and materials. Additionally, the Advanced Therapy Shippers™ provide complete traceability of the condition in which the commodity was shipped and all supporting equipment and components. The Advanced Therapy Shippers™ also provide verification information and supply chain support for biopharma companies developing and commercializing cell and gene therapies as well as employ advanced validated cleaning methods to minimize the risk of cross contamination of equipment and materials during use, delivery and distribution of biopharmaceutical materials.

During 2019, we added bioservices to our platform of solutions to provide for our clients’ needs for comprehensive and integrated solutions offerings and the expected growth in the global biostorage and bioservices markets, which are driven by the acceleration of clinical trials and the commercialization of regenerative medicine therapies on a global basis. Through our recent acquisition of the biostorage business of Cryogene Partners (“Cryogene”), we now provide cGMP compliant, comprehensive temperature-controlled sample management solution to the life science industry, including specimen storage, sample processing, collection, and retrieval. Cryogene operates a recently expanded 21,000 square foot state-of-the-art biostorage facility located in Houston, Texas, specializing in the secure storage of biological specimens, materials and samples.

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

Cryoport supports the three largest integrators in the world, FedEx, DHL and UPS, with its advanced cryogenic logistics solutions for the life sciences industry and for logistics support. Our Compliance Unified Ecosystem™ includes the following alliance partners: McKesson Specialty Health, a division of McKesson Corporation, World Courier, a part of AmerisourceBergen, Be The Match BioTherapies®, EVERSANA™, Vineti, and Lonza.

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

Life Sciences Agreements

Our clients include life sciences companies and institutions that have engaged us to support their clinical studies and trials as well as Our clients include life sciences companies and institutions that have engaged us to support their clinical studies and trials as well as the global distribution of their commercial biologics, vaccines and other products with our platform of temperature-controlled logistics and bioservices solutions. Our most significant agreements are as follows:

Novartis. In May 2017, we signed an agreement with Novartis Inc. to manage the global clinical and commercial shipments of its CAR-T cell therapies, including the commercial launch of CAR-T cell therapy, KYMRIAH® (CTL019), for children and young adults with B-cell ALL that is refractory or has relapsed at least twice. On August 30, 2017 Novartis received from the FDA the first ever CAR-T cell approval for the first indication of KYMRIAH®.  Subsequently on May 1, 2018, the FDA approved KYMRIAH® for the treatment of adult patients with relapsed/refractory DLBCL. Thereafter, Novartis announced that KYMRIAH® was approved for both ALL and DLBCL by the EU on August 27, 2018. As of Mach 31, 2020 Novartis has qualified over 230 treatment centers and more than 20 countries worldwide have coverage for at least one indication of KYMRIAH®. Novartis reported Q1 2020 revenue of $93 million from KYMRIAH® compared to $45 million for Q1 2019.  During the first quarter of 2020 KYMRIAH® received the FDA Regenerative Medicine Advanced Therapy designation for the treatment of follicular lymphoma. Under our agreement with Novartis, Cryoport provides its full platform of cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPakTM Condition Monitoring System technology and communications and information recording using its Cryoportal® Logistics Management Platform to manage shipments from the Novartis manufacturing sites to their clinical and commercial sites for patient administration globally

Kite/Gilead. In July 2017, we signed an agreement with Kite Pharmaceuticals Inc. (a subsidiary of Gilead Sciences) to manage the clinical and commercial shipments of its CAR-T cell therapy, YESCARTA® (Axicabtagene Ciloleucel). On October 18, 2017, YESCARTA® became the first CAR-T therapy approved by the FDA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma. Additionally, YESCARTA® received EU approval on August 27, 2018 for relapsed/refractory DLBCL and PMBCL. As of the end of Q1 2020, Kite had 176 certified centers authorized to treat patients globally. Through these centers approximately 2,900 patients have been treated with YESCARTA®. Gilead reported Q1 2020 revenue of $140 million from YESCARTA® compared to $96 million for Q1 2019. In addition to YESCARTA®, Kite filed for regulatory approval in the United States of KTE-X19 for the treatment of mantle cell lymphoma in the fourth quarter of 2019, received a Priority Review designation, and expects commercial approval in the second half of 2020. Further, in the first quarter of 2020 Gilead filed for KTE-X19’s approval with the European Medicines Agency and is now under review. Under our agreement with Kite, we provide our platform of cryogenic packaging and shipping using our Cryoport Express® Shippers, monitoring using our SmartPakTM Condition Monitoring System technology and communications and information recording using our Cryoportal® Logistics Management Platform to manage shipments from the Kite manufacturing sites to their clinical and commercial sites of patient administration globally. In April 2020, the agreement was further amended and extended through April 2023, subject to certain termination and extension provisions.

bluebird bio. We are currently supporting bluebird bio’s clinical activity with our platform of temperature-controlled logistics solutions and are now also supporting bluebird bio’s commercial activity of the gene therapy, ZYNTEGLOTM. ZYNTEGLOTM is a one-time autologous gene therapy that adds functional copies of a modified form of the BetaGlobin gene into a patient’s own hematopoietic (blood) stem cells (HSC’s). On June 3, 2019, the EU approved ZYNTEGLOTM for patients 12 years and older with certain forms of Transfusion-Dependent BetaThalassemia (TDT). In January 2020, the company announced the availability of ZYNTEGLO™ in Germany. While the process of consenting, preparing, and treating patients with ZYNTEGLO™ in Germany remains ongoing, given the evolving COVID-19 situation, the company expects the treatment of the first commercial patient in Germany to be shifted to the second half of 2020. During this time, bluebird bio plans to continue to engage in reimbursement discussions and undertake commercial preparation activities in the priority launch markets in Europe. bluebird bio has initiated the rolling BLA submission for approval of ZYNTEGLOTM in the U.S. and has indicated that it is planning to complete the BLA submission in mid-2021. On March 31, 2020 Bristol Myers Squibb and bluebird bio announced the submission of their Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for idecabtagene vicleucel (ide-cel; bb2121), the companies’ lead investigational B-cell maturation antigen (BCMA)-directed chimeric antigen receptor (CAR) T cell immunotherapy, for the treatment of adult patients with multiple myeloma who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody.

Lonza. On November 15, 2019, Cryoport announced a partnership with Lonza. Lonza's network of cell and gene therapy facilities spans the US, Europe and Asia and serves both clinical and commercial customers globally. Integrating Cryoport's logistics and bioservices solutions with Lonza's manufacturing services and expertise will ensure a trusted and seamless supply chain and drive efficiencies in delivering innovative medicines to patients. The goal of the partnership is to provide fully integrated solutions including, but not limited to, co-location of manufacturing, bioservices and distribution facilities to improve and enhance responsiveness and optimized product workflow, automated data management providing integrated data entry, and process optimization that reduces risk, increases transparency and improves certainty.

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

Impact of COVID-19

In late 2019, a novel strain of coronavirus that causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders. Many countries around the world have also implemented the temporary closure of non-essential businesses and other material limitations on the conduct of business. As a provider of life saving therapies, Cryoport is deemed to be an essential business and has remained fully open and operational. However, the full extent of this outbreak is still unknown at this point and the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. Accordingly, there is significant uncertainty related to the ultimate impact that this global pandemic will have on the results of our operations.

For example, a several life sciences companies, including some of our clients, have announced the temporary suspension of clinical studies and trials as well as other COVID-19 related risks that may impact their preclinical and clinical trials, including delays in patient enrollment or difficulties in initiating or expanding clinical trials, interruption of clinical trial activity, and diversion of healthcare resources to focus on COVID-19 activities. In addition, with respect to the impact of the pandemic on the reproductive medicine market, the American Society for Reproductive Medicine (ASRM) and European Society of Human Reproduction and Embryology (ESHRE) both issued recommendations in March of 2020 to temporarily defer fertility treatments and related activities. While these actions will negatively impact our revenue in the markets we serve temporarily, we cannot determine the longer-term impact at this point. A number of public announcements by government and clients indicate a regional or partially lifting of COVID-19 related restrictions and we therefore currently expect revenue to start ramping back up gradually over time. Further, virus containment efforts as a result of governmental actions or policies or other initiatives could lead to further disruption in the supply chain and as a result, we may have difficulties sourcing equipment or incur additional direct costs to provide our solutions.

While longer-term client demand for our services overall remains strong, the effects of the COVID-19 pandemic, including the measures above taken by some of our clients adversely impacted our revenue growth. See Risk Factors, “The recent global pandemic caused by COVID-19 has and could adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.”

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
		($ in 000’s)
Revenues	$9,774	$6,653	$3,121	46.9%
Cost of revenues	(4,516)	(3,199)	(1,317)	41.2%

Gross margin	5,258	3,454	1,804	52.2%
General and administrative	(4,030)	(2,697)	(1,333)	49.4%
Sales and marketing	(3,082)	(2,408)	(674)	28.0%
Engineering and development	(1,733)	(489)	(1,244)	253.9%
Interest expense	(2)	(339)	337	(99.3)%
Other income (expense), net	(321)	91	(412)	(451.1)%
Provision for income taxes	(33)	1	(34)	(3,769)%

Net loss	$(3,943)	$(2,387)	$(1,556)	65.2%

The following table shows total revenue by reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$7,517	$5,640	$1,877	33.3%
Reproductive medicine	763	784	(21)	(2.8)%
Animal health	225	229	(4)	(1.5)%
Total Global Logistics Solutions	8,505	6,653	1,852	27.8%
Global Bioservices	1,269	—	1,269	100%

Total revenues	$9,774	$6,653	$3,121	46.9%

Revenues. Revenues increased $3.1 million or 46.9% to $9.8 million for the three months ended March 31, 2020, as compared to $6.7 million for the three months ended March 31, 2019. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers, offset by the impact of the COVID-19 pandemic that led to the suspension of a meaningful number of clinical trials late during the first quarter. Biopharmaceutical revenue increased $1.9 million or 33.3%, to $7.5 million for the three months ended March 31, 2020 as compared to $5.6 million for the three months ended March 31, 2019. Commercial revenue increased to $2.9 million for the three months ended March 31, 2020 as compared to $1.4 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we added approximately 17 new biopharma clients and added 29 clinical trials, net of completed or terminated trials, of which 23 trials were in the Americas, 4 in EMEA and 2 in APAC. We now support 465 clinical trials (384 in the Americas, 65 in EMEA and 16 in APAC) compared to 383 clinical trials supported as of March 31, 2019 (338 in the Americas and 45 in EMEA). The number of Phase III clinical trials supported increased to 62 trials as of March 31, 2020 (45 in the Americas, 16 in EMEA and 1 in APAC). This compares to 49 Phase III trials (39 in the Americas and 10 in EMEA) supported as of March 31, 2019. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market decreased by 2.8% for the three months ended March 31, 2020, as compared to the same period in 2019, as a result of the COVID-19 pandemic and its effects on this market. Our revenue from animal health remained flat for the three months ended March 31, 2020, as compared to the same period in 2019. Global Bioservices revenue was $1.3 million for the first quarter of 2020 as a result of the acquisition of the Cryogene business in May 2019.

Gross margin and cost of revenues. Gross margin for the three months ended March 31, 2020 was 53.8% of revenues, as compared to 51.9% of revenues for the three months ended March 31, 2019. The increase in gross margin by almost two percentage points was primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions. Cost of revenues increased $1.3 million, or 41.2%, to $4.5 million for the three months ended March 31, 2020, as compared to $3.2 million in the same period in 2019. The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $1.3 million the three months ended March 31, 2020 or 49.4% as compared to the same period in 2019. This increase is primarily due to an increase in wages and associated employee costs of $616,200 of which $252,800 is as a result of the Cryogene acquisition in May 2019 and includes $125,500 in relocation costs, an increase in facility and other overhead allocations of $486,500, an increase in stock-based compensation of $103,300, an increase in insurance premiums of $94,800 and an increase in patent legal fees of $33,800. These increases were partially offset by an overall decrease of $43,800 for public company related expenses (including legal, audit and internal control audit fees).

Sales and marketing. Sales and marketing expenses, which includes logistics operations, increased $673,400 or 28.0% and is primarily due to an increase in wages and associated employee costs of $490,500 which includes recruiting and relocation fees of $132,000 for the expansion of our domestic logistics force, an increase of $113,700 in marketing and advertising promotions and an increase in facility and other overhead allocations of $63,300.

Engineering and development expenses. Engineering and development expenses increased $1.2 million or 253.9% for the three months ended March 31, 2020, as compared to the same period in 2019. The increase is primarily due to an increase of $975,200 in consulting expenses directed and further enhancing our logistics solutions, an increase of $185,600 in wages and associated employee costs to add to add software development and engineering resources, an increase in stock-based compensation of $27,900, an increase in facility and other overhead allocations of $27,300 and an increase in development costs, prototype and testing expenses of $11,000. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense. Interest expense decreased $336,300 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 due to conversion of the convertible in December 2019.

Other income, net. The other income, net for the three months ended March 31, 2020 as compared to the same period in 2019, decreased by $412,700 due to a $793,200 realized loss on equity securities partially offset by unrealized equity securities gains and investment interest and dividend income on our cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash and cash equivalents of $50.6 million, $46.8 million in short-term investments and had working capital of $98.0 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the three months ended March 31, 2020, we provided $1.1 million of cash for operations primarily as a result of the net loss of $3.9 million offset by non-cash expenses of $3.2 million comprised of $1.6 million of stock-based compensation, $793,200 of realized losses on our equity securities as well as $824,400 of depreciation and amortization which was partially offset by a $144,400 of unrealized gain on equity securities. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was a decrease in accounts receivable of $954,700 and an increase in accrued compensation of $767,800.

Net cash used in investing activities of $1.5 million during the three months ended March 31, 2020 was primarily due to the, $16.2 million purchase of short-term investments, and $596,200 for the capitalization of software development costs for our Cryoportal® Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $16.3 million.

Net cash provided by financing activities totaled $2.9 million during the three months ended March 31, 2020, primarily as a result of proceeds from the exercise of stock options and warrants.

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

Not applicable .

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

As permitted by SEC guidance for newly acquired businesses, management’s assessment of our disclosure controls and procedures did not include an assessment of the controls and procedures of Cryogene, which was acquired on May 14, 2019. Cryogene accounted for approximately 18% of our total assets as of March 31, 2020 and 13% of our total revenues for the quarter ended March 31, 2020.

 Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2019 and the following risk factors, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

Risks Related to Our Business

The recent global pandemic caused by COVID-19 has and could adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.

In late 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders. Many countries around the world have also implemented the temporary closure of non-essential businesses and other material limitations on the conduct of business. As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance and results of operations have been adversely affected as a result of reduced demand for our services in all markets and may be adversely impacted in a number of ways, including, but not limited to, the following:

•	disruptions to our operations, including a shutdown of one or more of our global logistics centers or our biostorage facility that may be caused if our employees become infected with COVID-19; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our research and development activities, engineering, design and manufacturing processes and other important business activities;

•	reduced demand for our products and services due to disruptions to the businesses and operations of our customers, which may, in particular, result from lower volumes of clinical studies and trials or reduced activity in the reproductive medicine markets due to social distancing restrictions; and reduction in our animal health market due to reduced demand.

•	interruptions, availability or delays in global shipping to transport our products;

•	a slowdown or stoppage in the supply chain for our products;

•	limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

•	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;

•	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities; and

•	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions, as well as negatively impact our stock price.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

The potential effects of COVID-19 may also impact many of our other risk factors discussed in in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2019. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

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

+ Filed or furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2020	Cryoport, Inc.

	By:	/s/ Jerrell W. Shelton

Jerrell W. Shelton
Chief Executive Officer

Dated: May 8, 2020

	By:	/s/ Robert S. Stefanovich

Robert S. Stefanovich
Chief Financial Officer