Form 10-Q
period 2020-06-30
Cryoport, Inc.
filed 2020-08-10
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34632

CRYOPORT, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0313393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 Westwood Place, Suite 350

Brentwood, TN 37027

(Address of principal executive offices , including zip code)

(949) 470-2300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock , $0.001 par value	CYRX	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
Warrants to purchase Common Stock	CYRXW	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of July 31, 2020 there were 38,778,015 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,326,038	$47,234,770
Short-term investments	163,891,831	47,060,786
Accounts receivable, net	7,038,733	7,098,191
Inventories	538,376	473,961
Prepaid expenses and other current assets	891,652	1,096,855
Total current assets	216,686,630	102,964,563
Property and equipment, net	13,702,732	11,833,057
Operating lease right-of-use assets	5,868,513	4,460,319
Intangible assets, net	4,984,012	5,177,578
Goodwill	10,999,722	10,999,722
Deposits	534,978	437,299
Total assets	$252,776,587	$135,872,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$6,509,745	$2,498,375
Accrued compensation and related expenses	1,852,186	1,903,720
Deferred revenue	330,272	367,867
Operating lease liabilities	691,386	665,901
Finance lease liabilities	57,946	24,617
Total current liabilities	9,441,535	5,460,480
Convertible senior notes, net of discount of $4.0 million	110,977,419	—
Operating lease liabilities, net of current portion	5,497,430	4,101,236
Finance lease liabilities, net of current portion	146,570	8,539
Deferred tax liability	56,945	20,935
Total liabilities	126,119,899	9,591,190

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,565,193 and 37,339,787 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	38,565	37,340
Additional paid-in capital	295,423,521	285,609,022
Accumulated deficit	(169,065,602)	(159,319,963)
Accumulated other comprehensive income (loss)	260,204	(45,051)
Total stockholders’ equity	126,656,688	126,281,348
Total liabilities and stockholders’ equity	$252,776,587	$135,872,538

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$9,389,006	$8,463,588	$19,163,081	$15,116,500
Cost of revenues	4,262,010	4,125,199	8,778,121	7,324,210
Gross margin	5,126,996	4,338,389	10,384,960	7,792,290

Operating costs and expenses:
General and administrative	5,733,149	3,258,781	9,763,191	5,955,640
Sales and marketing	3,292,845	2,843,073	6,374,272	5,251,065
Engineering and development	1,946,443	540,933	3,679,169	1,030,529
Total operating costs and expenses	10,972,437	6,642,787	19,816,632	12,237,234

Loss from operations	(5,845,441)	(2,304,398)	(9,431,672)	(4,444,944)
Other income (expense):
Interest expense	(398,256)	(333,910)	(400,707)	(672,638)
Other income, net	490,784	119,441	169,598	210,913
Loss before provision for income taxes	(5,752,913)	(2,518,867)	(9,662,781)	(4,906,669)
Provision for income taxes	(49,833)	(9,624)	(82,858)	(8,724)
Net loss	$(5,802,746)	$(2,528,491)	$(9,745,639)	$(4,915,393)
Net loss per share – basic and diluted	$(0.15)	$(0.08)	$(0.26)	$(0.16)
Weighted average shares outstanding – basic and diluted	38,281,087	31,176,166	37,914,818	30,811,109

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(5,802,746)	$(2,528,491)	$(9,745,639)	$(4,915,393)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	(144,647)	37,905	335,746	59,612
Reclassification of realized gain on available-for-sale debt securities to earnings	(15,563)	(18,913)	(26,552)	(12,846)
Foreign currency translation adjustments	(2,795)	(1,535)	(3,939)	(11,615)
Other comprehensive income (loss)	(163,005)	17,457	305,255	35,151
Total comprehensive loss	$(5,965,751)	$(2,511,034)	$(9,440,384)	$(4,880,242)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

									Accumulated
	Class A		Class B				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid–In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance at March 31, 2019	—	$—	—	$—	30,677,500	$30,678	$182,230,799	$(143,375,386)	$20,847	$38,906,938
Net loss	—	—	—	—	—	—	—	(2,528,491)	—	(2,528,491)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	17,457	17,457
Stock-based compensation expense	—	—	—	—	—	—	1,959,588	—	—	1,959,588
Proceeds from public offering, net of costs of $106,300	—	—	—	—	4,312,500	4,313	68,803,133	—	—	68,807,446
Issuance of common stock for board of director compensation	—	—	—	—	1,920	2	32,165	—	—	32,167
Proceeds from exercise of stock options and warrants	—	—	—	—	493,650	493	1,554,577	—	—	1,555,070
Balance at June 30, 2019	—	$—	—	$—	35,485,570	$35,486	$254,580,262	$(145,903,877)	$38,304	$108,750,175

Balance at March 31, 2020	—	$—	—	$—	37,930,255	$37,930	$290,106,664	$(163,262,856)	$423,209	$127,304,947
Net loss	—	—	—	—	—	—	—	(5,802,746)	—	(5,802,746)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(163,005)	(163,005)
Stock-based compensation expense	—	—	—	—	—	—	2,280,830	—	—	2,280,830
Issuance of common stock for board of director compensation	—	—	—	—	699	1	20,666	—	—	20,667
Proceeds from exercise of stock options and warrants	—	—	—	—	634,239	634	3,015,361	—	—	3,015,995
Balance at June 30, 2020	—	$—	—	$—	38,565,193	$38,565	$295,423,521	$(169,065,602)	$260,204	$126,656,688

Balance at December 31, 2018	—	$—	—	$—	30,319,038	$30,319	$179,501,577	$(140,988,484)	$3,153	$38,546,565
Net loss	—	—	—	—	—	—	—	(4,915,393)	—	(4,915,393)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	35,151	35,151
Stock-based compensation expense	—	—	—	—	—	—	3,355,824	—	—	3,355,824
Proceeds from public offering, net of costs of $106,300	—	—	—	—	4,312,500	4,313	68,803,133	—	—	68,807,446
Issuance of common stock for board of director compensation	—	—	—	—	3,239	3	49,663	—	—	49,666
Proceeds from exercise of stock options and warrants	—	—	—	—	850,793	851	2,870,065	—	—	2,870,916
Balance at June 30, 2019	—	$—	—	$—	35,485,570	$35,486	$254,580,262	$(145,903,877)	$38,304	$108,750,175

Balance at December 31, 2019	—	$—	—	$—	37,339,787	$37,340	$285,609,022	$(159,319,963)	$(45,051)	$126,281,348
Net loss	—	—	—	—	—	—	—	(9,745,639)	—	(9,745,639)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	305,255	305,255
Stock-based compensation expense	—	—	—	—	—	—	3,880,542	—	—	3,880,542
Issuance of common stock for board of director compensation	—	—	—	—	1,968	2	41,331	—	—	41,333
Proceeds from exercise of stock options and warrants	—	—	—	—	1,223,438	1,223	5,892,626	—	—	5,893,849
Balance at June 30, 2020	—	$—	—	$—	38,565,193	$38,565	$295,423,521	$(169,065,602)	$260,204	$126,656,688

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(9,745,639)	$(4,915,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,668,710	797,255
Amortization of debt discount	60,105	30,793
Unrealized gain on investments in equity securities	(336,578)	(75,348)
Realized loss on investments in equity securities	804,772	—
Realized gain on available-for-sale investments	(16,892)	(29,911)
Stock-based compensation expense	3,921,875	3,405,490
Loss on disposal of property and equipment	121,336	100,254
Provision for bad debt	33,976	42,042
Changes in operating assets and liabilities:
Accounts receivable	25,482	(2,594,234)
Inventories	(64,415)	(85,924)
Prepaid expenses and other current assets	205,203	225,402
Deposits	(97,679)	(14,977)
Change in operating lease right-of-use assets and lease liabilities	13,485	(56,532)
Accounts payable and other accrued expenses	3,149,770	1,712,648
Accrued compensation and related expenses	(51,534)	271,779
Deferred revenue	(37,595)	(64,830)
Deferred tax liability	36,010	—
Net cash used in operating activities	(309,608)	(1,251,486)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,542,151)	(2,578,145)
Purchases of short-term investments	(136,252,019)	(6,020,660)
Sales/maturities of short-term investments	19,278,866	2,000,000
Cash paid for acquisition	—	(20,429,651)
Patent and trademark costs	(74,934)	(43,029)
Net cash used in investing activities	(119,590,238)	(27,071,485)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	5,893,849	2,870,916
Proceeds from issuance of convertible senior notes	115,000,000	—
Proceeds from June 2019 public offering, net of offering costs	—	68,807,446
Payment of deferred financing costs	(3,870,500)	(19,748)
Repayment of finance lease liabilities	(32,241)	(11,426)
Net cash provided by financing activities	116,991,108	71,647,188

Effect of exchange rates on cash and cash equivalents	6	(9,129)
Net change in cash and cash equivalents	(2,908,732)	43,315,088
Cash and cash equivalents — beginning of period	47,234,770	37,327,125
Cash and cash equivalents — end of period	$44,326,038	$80,642,213

Supplemental Disclosure of Non-Cash Financing Activities:
Net unrealized gain on available-for-sale securities	$335,746	$59,612
Reclassification of realized gain on available-for-sale debt securities to earnings	$26,552	$12,846
Convertible debt costs included in accounts payable and accrued liabilities	$212,186	$—
Fixed assets included in accounts payable and accrued liabilities	$649,414	$—
Purchase of equipment through finance lease obligations	$204,516	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport Inc. (“Cryoport”, “we”, or “our”) is a life sciences services company that is an integral part of the temperature-controlled supply chain supporting the biopharma, reproductive medicine and animal health markets. We are redefining logistics for the life sciences industry by providing a unique platform of critical solutions including highly differentiated temperature-controlled supply chain solutions, which include advanced packaging, informatics, specialty logistics services and biostorage services. Through our products, services and unparalleled expertise, we enable our clients to ship, store and deliver cellular-based materials and drug products as well as other life sciences commodities in a precise, defined temperature-controlled state.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, fair value of short-term investments, fair value of assets acquired and liabilities assumed in business combinations, recoverability of goodwill and long- lived assets, allowance for inventory obsolescence, deferred taxes and their accompanying valuations, and valuation of equity-based instruments.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities and the convertible senior notes. The carrying value for all such instruments, except finance lease liabilities and the convertible senior notes, approximates fair value at June 30, 2020 and December 31, 2019 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities.  For additional information related to fair value measurements, including the convertible senior notes, see Note 8.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at June 30, 2020 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at June 30, 2020 and December 31, 2019 are net of reserves for doubtful accounts of $170,000 and $140,000 , respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of June 30, 2020, there were two customers that accounted for 35.0% and 12.4%, respectively, of net accounts receivable. As of December 31, 2019, there were two customers that accounted for 31.0% and 20.7%, respectively, of net accounts receivable. There were no other single customers that owed us more than 10% of net accounts receivable at June 30, 2020 and December 31, 2019.

The Company has revenue from foreign customers primarily in Europe, Canada and China. During the six months ended June 30, 2020 and 2019, the Company had revenues from foreign customers of approximately $4.1 million and $1.4 million, respectively, which constituted approximately 21.3% and 9.3%, respectively, of total revenues. There were three customers that accounted for 17.0%, 16.6% and 11.0% of revenues during the six months ended June 30, 2020, respectively. For the six months ended June 30, 2019, there were two customers that accounted for 26.9% and 10.5% of total revenues, respectively. No other single customer generated over 10% of revenues during the six months ended June 30, 2020 and 2019.

During the three months ended June 30, 2020 and 2019, the Company had revenues from foreign customers of approximately $2.0 million and $928,100, respectively, which constituted approximately 21.2% and 11.0%, respectively, of total revenues. There were three customers that accounted for 16.6%, 16.0% and 11.3% of revenues during the three months ended June 30, 2020, respectively. There were two customers that accounted for 28.6% and 10.4% of revenues during the three months ended June 30, 2019, respectively. No other single customer generated over 10% of revenues during the three months ended June 30, 2020 and 2019.

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

Property and Equipment

The Company provides engineered shipping packages ("Cryoport Express® Shippers”) to its customers and charges  fees  for the use of the Cryoport Express® Shipper. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the Cryoport Express® Shipper over a period of time. The Company retains title to the Cryoport Express® Shippers and provides its customers the use of the Cryoport Express® Shipper for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company, where it is cleaned, disassembled, tested, recertified and placed into inventory for reuse. As a result, the Company classifies the Cryoport Express® Shippers as property and equipment for the per-use Cryoport Express® Shipper program.

Property and equipment are recorded at cost. Cryoport Express® Shippers, which include SmartPak IITM Condition Monitoring Systems and/or data loggers, comprise 19% of the Company’s net property and equipment balance at June 30, 2020 and December 31, 2019, respectively, and are depreciated using the straight-line method over their estimated useful lives of three years. Cryogene mechanical and liquid nitrogen freezers comprise 21% and 25%, of the Company’s net property and equipment balance at June 30, 2020 and December 31, 2019, respectively and are depreciated using the straight-line method over their estimated useful lives of seven to twelve years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to fifteen years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed triggering events indicating potential goodwill impairment and after assessment, concluded that there was no impairment during the six months ended June 30, 2020.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the six months ended June 30, 2020.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2020.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019. The Company is subject to taxation in the U.S. and various state jurisdictions. As of June 30, 2020, the Company is no longer subject to U.S. federal examinations for years before 2016 and for California franchise and income tax examinations for years before 2015. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  At June 30, 2020, the Company has not booked any income tax provision/(benefit) for the impact for the CARES Act due the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.  The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.

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

Warranties

The Company’s products and services are generally provided on an “as is” basis and generally no warranties are included in the contracts with customers. Also, the Company does not offer separately priced extended warranty or product maintenance contracts.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $330,300 and $367,900 at June 30, 2020 and December 31, 2019, respectively.  During the three and six months ended June 30, 2020, the Company recognized revenues of $76,800 and $229,600, respectively from the related contract liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company operates in two reportable segments and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted )	2020	2019	2020	2019
Global Logistics Solutions:
Biopharmaceutical	$7,283	$6,959	$14,800	$12,599
Reproductive medicine	601	671	1,363	1,455
Animal health	216	257	441	486
Total Global Logistics Solutions	8,100	7,887	16,604	14,540
Global Bioservices	1,289	577	2,559	577
Total revenues	$9,389	$8,464	$19,163	$15,117

Our geographical revenues, by origin, for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted )	2020	2019	2020	2019
Americas	$7,403	$7,536	$15,087	$13,705
Europe, the Middle East and Africa (EMEA)	1,763	724	3,695	1,087
Asia Pacific (APAC)	223	204	381	325
Total revenues	$9,389	$8,464	$19,163	$15,117

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

Basic and Diluted Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of convertible debt outstanding during the periods.

The following shows the amounts used in computing net loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(5,802,746)	$(2,528,491)	$(9,745,639)	$(4,915,393)
Weighted average common shares issued and outstanding - basic and diluted	38,281,087	31,176,166	37,914,818	30,811,109
Basic and diluted net loss per share	$(0.15)	$(0.08)	$(0.26)	$(0.16)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	4,536,585	3,926,229	4,163,301	3,443,629
Warrants	190,977	1,058,049	186,670	996,702
Convertible senior notes	4,810,002	1,372,998	4,810,002	1,372,998
	9,537,564	6,357,276	9,159,973	5,813,329

Segment Reporting

We currently operate in two reportable segments, Global Logistics Solutions and Global Bioservices. The chief operating decision maker is our Chief Executive Officer.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency.  Assets and liabilities of the Netherlands and United Kingdom subsidiaries are translated into U.S. dollars at the period-end exchange rates.  Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity.  The translation gain (loss) adjustment totaled $(2,800) and $(3,900) for the three and six months ended June 30, 2020 . The translation gain (loss) adjustment totaled $(1,500) and $(11,600) for the three and six months ended June 30, 2019.  Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.  Foreign currency gains and losses for all periods presented were not significant.

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

Accounting Guidance Issued but Not Adopted at June 30, 2020

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. In November 2019, the FASB issued ASU 2019-10 "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates." whether an entity is eligible  to be a smaller reporting company is based on the entity's most recent determination as of November 15, 2019 in accordance with SEC regulations.  As a result, ASU 2016-13, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022 based on the Company's smaller reporting company determination as of November 15, 2019.  We are currently evaluating the impact of adopting this guidance.  The Company currently believes the main impact of the new standard will relate to the Company’s assessment of its allowance for doubtful accounts on trade receivables.

Note 4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Cash	$16,969,290	$3,546,893
Cash equivalents:
Money market mutual fund	27,356,748	43,687,877
Total cash and cash equivalents	44,326,038	47,234,770
Short-term investments:
U.S. Treasury notes	149,506,840	21,094,100
Mutual funds	14,384,991	25,966,686
Total short-term investments	163,891,831	47,060,786
Cash, cash equivalents and short-term investments	$208,217,869	$94,295,556

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at June 30, 2020 were as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$149,225,205	$324,539	$(42,904)	$149,506,840
Total available-for-sale investments	$149,225,205	$324,539	$(42,904)	$149,506,840

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2020:

	Amortized Cost	Fair Value
Due within one year	$134,131,660	$134,133,950
Due between one and two years	15,093,545	15,372,890
Total	$149,225,205	$149,506,840

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2019 were as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$21,121,659	$26,552	$(54,111)	$21,094,100
Total available-for-sale investments	$21,121,659	$26,552	$(54,111)	$21,094,100

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2019:

	Amortized Cost	Fair Value
Due within one year	$12,043,525	$12,046,700
Due between one and two years	9,078,134	9,047,400
Total	$21,121,659	$21,094,100

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

During the three and six months ended June 30, 2020, we had realized gains of $4,900 and $16,900, respectively, on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $14.4 million at June 30, 2020. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2020 related to equity securities held at June 30, 2020 are as follows:

Net losses recognized during the six months on equity securities	$(468,194)
Less: net gains (losses) recognized during the period on equity securities sold during the period	(804,772)
Unrealized gains recognized during the six months on equity securities still held at June 30, 2020	$336,578

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2020
Cash equivalents:
Money market mutual fund	$27,356,748	$—	$—	$27,356,748
Marketable equity securities:
Mutual funds	14,384,991	—	—	14,384,991
Available-for-sale debt securities:
U.S. Treasury notes	149,506,840	—	—	149,506,840
	$191,248,579	$—	$—	$191,248,579

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market mutual fund	$43,687,877	$—	$—	$43,687,877
Marketable equity securities:
Mutual funds	25,966,686	—	—	25,966,686
Available-for-sale debt securities:
U.S. Treasury notes	21,094,100	—	—	21,094,100
	$90,748,663	$—	$—	$90,748,663

Our equity securities and available-for-sale debt securities, including U.S. treasury notes are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2020.

We carry the convertible senior notes at face value less the unamortized discount and issuance costs on our condensed consolidated balance sheets at present fair value for disclosure purposes only.  As of June 30, 2020 the estimated fair value of the convertible senior notes was $95.2 million as was determined using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

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

Reportable segment information is presented in the following tables:

	Three Months Ended June 30, 2020
	Global Logistics	Global
	Solutions	Bioservices	Total
Revenues	$8,099,533	$1,289,473	$9,389,006
Interest expense	(398,256)	—	(398,256)
Depreciation and amortization expense	(444,767)	(399,514)	(844,281)
Segment operating profit or loss	(5,967,764)	122,323	(5,845,441)
Other significant items:
Segment assets	227,984,586	24,792,001	252,776,587
Goodwill	—	10,999,722	10,999,722
Expenditures for long-lived assets	(1,458,775)	(530,512)	(1,989,287)

	Six Months Ended June 30, 2020
	Global Logistics	Global
	Solutions	Bioservices	Total
Revenues	$16,604,446	$2,558,635	$19,163,081
Interest expense	(400,707)	—	(400,707)
Depreciation and amortization expense	(839,776)	(828,934)	(1,668,710)
Segment operating profit or loss	(9,601,621)	169,949	(9,431,672)
Other significant items:
Segment assets	227,984,586	24,792,001	252,776,587
Goodwill	—	10,999,722	10,999,722
Expenditures for long-lived assets	(2,595,135)	(801,717)	(3,396,852)

Revenues from one customer of the Company’s Global Bioservices segment represents approximately 82.1% and 82.5% of that segment’s net revenues and 11.3% and 11.0 % of the Company’s consolidated net revenues for the three and six months ended June 30, 2020 , respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

As of June 30, 2020, the carrying value of goodwill is $11.0 million which is allocated to the Global Bioservices reportable segment.

Intangible Assets

The following table presents our intangible assets as of June 30, 2020:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Carrying Amount	Period (years)
Non-compete agreement	$390,000	$84,500	$305,500	5
Technology	510,000	110,500	399,500	5
Customer relationships	3,900,000	352,083	3,547,917	12
Cryogene trade name/trademark	480,000	34,667	445,333	15
Cryoport patents and trademarks	333,137	47,375	285,762	—
Total	$5,613,137	$629,125	$4,984,012

The following table presents our intangible assets as of December 31, 2019:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Amount	Amortization	Carrying Amount	Period (years)
Non-compete agreement	$390,000	$45,500	$344,500	5
Technology	510,000	59,500	450,500	5
Customer relationships	3,900,000	189,583	3,710,417	12
Cryogene trade name/trademark	480,000	18,667	461,333	15
Cryoport patents and trademarks	258,203	47,375	210,828	—
Total	$5,538,203	$360,625	$5,177,578

Amortization expense for intangible assets for the three and six months ended June 30, 2020 was $134,250 and $268,500, respectively.

Amortization expense for intangible assets for the three and six months ended June 30, 2019 was $44,800.

Expected future amortization of intangible assets as of June 30, 2020 is as follows:

Years Ending December 31,	Amount
Remainder of 2020	$268,500
2021	537,000
2022	537,000
2023	537,000
2024	432,000
Thereafter	2,386,750
$4,698,250

Note 8. Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% convertible senior notes due in 2025 (the "Notes"), which includes the initial purchasers' exercise in full of their option to purchase an additional $15.0 million principal amount of the Notes, in a private placement to qualified institutional buyers exempt from registration under the Securities Act of 1933. The Notes are governed by an indenture (the "Indenture") dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee (the "Trustee"). The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $345,200 in third-party offering related costs. The Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the Notes. At June 30, 2020, interest of $335,400 is included in accounts payable and accrued liabilities in the accompanying condensed consolidated financial statements.  The Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

At any time before the close of business on the scheduled trading day immediately before the maturity date, holders of the Notes may convert their Notes at their option into shares of the Company's common stock. The Notes are initially convertible into approximately 4,810,002 shares of the Company's common stock based on the initial conversion rate of 41.8261 shares of the Company's common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $23.91 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, if certain corporate events that constitute a "Make-Whole Fundamental Change" (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time and is determined by reference to a make-whole table set forth in the Indenture governing the Notes. However, in no event will the conversion rate be increased to an amount that exceeds 48.10 shares of the Company's common stock per $1,000 principal amount of Notes. In addition, the holders of the

Notes may require the Company to repurchase the Notes at par value plus accrued and unpaid interest following the occurrence of a "Fundamental Change" (as described in the Indenture).

On or after June 5, 2023, we may redeem the Notes at our option, in whole and not in part, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if:

(1)	The last reported sale price per share of the Company's common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company send the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice; and
(2)	A registration statement covering the resale of the shares of the Company's common stock issuable upon conversion of the Notes is effective and available for use and is expected to remain effective and available during the redemption period as of the date the redemption notice is sent.

The Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to the Company, the principal amount of the Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the principal amount of the Notes to be due and payable immediately by notice to the Company. There were no events of default at June 30, 2020.

The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") and ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40"). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer's stock and (2) meet the requirements of the equity classification guidance. Based upon the Company's analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt was recorded as a liability on the consolidated balance sheet.

The Company incurred approximately $4.1 million of debt issuance costs relating to the issuance of the Notes, which were recorded as a reduction to the Notes on the consolidated balance sheet. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Notes. The effective interest rate on the Notes is 3.74%.

Notes payable consisted of the following at June 30, 2020:

June 30, 2020
Principal amount of Notes	$115,000,000
Unamortized debt issuance costs	(4,022,581)
Net carrying value of Notes payable	$110,977,419

Interest expense incurred in connection with the Notes consisted of the following for the three and six months ended June 30, 2020:

Coupon interest	$335,417
Amortization of debt issuance costs	60,105
Total interest expense on Notes	$395,522

The following table summarizes the total gross principal payments due under the Company's  Notes payable:

Years Ending December 31,
Remainder of 2020	$—
2021	—
2022	—
2023	—
2024	—
2025	115,000,000
Total Payments	$115,000,000

In connection with the issuance of the Notes, the Company entered into a registration rights agreement (the "Registration Rights Agreement") to use its best efforts to file a registration statement for the resale of the Notes and the shares of the Company's common stock issuable upon conversion of the Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a "Registration Default"), it will be required to pay additional interest on the Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the Indenture accrue on any day on a Note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of June 30, 2020, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.

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

Note 10. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of two years to approximately ten years, some of which include options to extend the leases for multiple renewal periods of five years each. As of June 30, 2020 and December 31, 2019, assets recorded under finance leases were $269,400 and $71,000, respectively, and accumulated depreciation associated with finance leases was $46,900 and $22,800, respectively.

The components of lease cost were as follows:

Six Months
Ended
June 30, 2020
Operating lease cost	$601,020

Finance lease cost:
Amortization of right-of-use assets	$17,900
Interest on finance lease liabilities	5,011
22,911

Total lease cost	$623,931

Other information related to leases was as follows:

Six Months
Ended
Supplemental Cash Flows Information	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$587,535
Operating cash flows from finance leases	$20,300
Financing cash flows from finance leases	$17,500

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,804,281
Finance leases	$202,619

Weighted-Average Remaining Lease Term
Operating leases	7.3 years
Finance leases	3.3 years

Weighted-Average Discount Rate
Operating leases	6.7%
Finance leases	5.4%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

	Operating	Finance
Years Ending December 31,	Leases	Leases
2020 (excluding the six months ended June 30,2020)	$860,504	$42,109
2021	2,036,899	65,357
2022	2,105,754	56,710
2023	1,574,928	58,583
2024	1,469,719	—
2025	1,099,779	—
Thereafter	4,497,242	—
Total future minimum lease payments	13,644,825	222,759
Less imputed interest	(7,456,009)	(18,243)
Total	$6,188,816	$204,516

	Operating	Finance
Reported as of June 30, 2020	Leases	Leases
Current lease liabilities	$691,386	$57,946
Noncurrent lease liabilities	5,497,430	146,570
Total	$6,188,816	$204,516

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

Common Stock Issued for Services

During the six months ended June 30, 2020, 1,968 shares of common stock with a fair value of $41,300 were issued to two members of the board of directors as compensation for services.

During the six months ended June 30, 2019, 3,239 shares of common stock with a fair value of $49,700 were issued to three members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of June 30, 2020, approximately 8.0 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	7,741,530
Exercise of warrants	227,477
Total shares of common stock reserved for future issuances	7,969,007

In addition, we reserved 4,810,002 shares of common stock issuable upon conversion of our convertible senior notes (see Note 8).

Share Repurchase Program

In October 2019, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of the Company's common stock in the amount of up to $15.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate and will depend on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal requirements. The repurchase program will expire on December 31, 2020 and may be extended, suspended, modified or discontinued at any time. Any repurchases will be funded from cash on hand and future cash flows from operations. The Company did not purchase any shares under this program in 2019 and has not purchased any shares under this program in 2020.

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

Note 12. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire in July 2020. A summary of warrant activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2019	1,001,028	$3.83
Issued	—	—
Exercised	(757,865)	3.86
Expired	(15,686)	6.00
Outstanding — June 30, 2020	227,477	$3.57	0.1	$6,069,100
Vested (exercisable) — June 30, 2020	227,477	$3.57	0.1	$6,069,100
(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on June 30, 2020, which was $30.25 per share.

Total intrinsic value of warrants exercised during the six months ended June 30, 2020 was $11.6 million.

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of June 30, 2020, the Company had 1,124,624 shares available for future awards under the 2018 Plan.

During the six months ended June 30, 2020, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.3 – 6.3
Risk-free interest rate	0.4% - 1.7%
Volatility	69.8% – 77.3%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenues	$82,893	$101,999	$151,489	$164,752
General and administrative	1,442,467	1,343,984	2,517,636	2,284,123
Sales and marketing	601,319	443,253	969,647	782,328
Engineering and development	174,818	102,519	283,103	174,287
	$2,301,497	$1,991,755	$3,921,875	$3,405,490

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2019	6,679,581	$7.14
Granted (weighted-average fair value of $11.08 per share)	1,573,000	17.34
Exercised	(465,573)	6.43
Forfeited	(43,811)	10.12
Expired	(1,667)	22.68
Outstanding — June 30, 2020	7,741,530	$9.23	7.0	$162,705,100
Vested (exercisable) — June 30, 2020	5,811,748	$6.75	6.2	$136,551,100
Expected to vest after June 30, 2020 (unexercisable)	1,929,782	$16.70	9.6	$26,154,000
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 30, 2020, which was $30.25 per share.

Total intrinsic value of options exercised during the six months ended June 30, 2020 was $7.1 million.

As of June 30, 2020, there was unrecognized compensation expense of $20.1 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.1 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 10, 2020  ,our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 8, 2020, and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2020 (unaudited) and the consolidated balance sheet as of December 31, 2019 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three months ended June 30, 2020 and 2019, and cash flows for the three and six months ended June 30, 2020 and 2019 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

General Overview

Overview

Cryoport Inc. (“Cryoport”, “we”, or “our”) is a life sciences services company that is an integral part of the temperature-controlled supply chain supporting the biopharma, reproductive medicine and animal health markets. We are redefining logistics for the life sciences industry by providing a unique platform of critical solutions including highly differentiated temperature-controlled logistics and biostorage services. Through our products, services and unparalleled expertise, we enable our clients to ship, store and deliver cellular-based materials and drug products as well as other life sciences commodities in a precise, defined temperature-controlled state. We provide a platform of fully integrated, temperature-controlled solutions to the life sciences industry through a seamless combination of proprietary packaging, information technology, and specialized cold-chain logistics knowhow. Our solutions integrate “chain-of-condition,” “chain-of-custody”, and Chain of ComplianceTM information into a single data stream. Our competencies and capabilities are used to develop solutions that are customized to our client’s requirements. We provide comprehensive and reliable technology-centric alternatives to traditional temperature-controlled distribution/logistics solutions. Our platform of services are utilized for temperature controlled shipping and storage in the life sciences industry; e.g., personalized medicine, cell therapies, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to certain ranges of precision controlled temperatures. As part of our services, our technologies provide the ability for us, or our client, to monitor location and other specified critical variables for each shipment in real time, which is recorded and archived for each shipment for scientific, quality assurance and regulatory purposes. This information enables an audit trail that can verify the ‘in shipment’ condition of the life sciences commodity, material, product or therapy being shipped. Included in our tailored solutions, Cryoport’s technology is designed to support clinical trials, Biologics License Applications

(BLA), Investigational New Drug Applications and New Drug Application (NDA) with the United States Food and Drug Administration (FDA) as well as commercial distribution. One of the most important features of our Cryoport Express® Solutions is the sophisticated, cloud-based, logistics management platform, which is branded as the Cryoportal® Logistics Management Platform (the “Cryoportal®”). The Cryoportal® supports the management of shipments through a single interface, which includes order entry, document preparation, customs documentation, courier management, near real-time shipment tracking and monitoring, issue resolution, and regulatory compliance requirements. In addition, it provides unique and incisive information dashboards and validation documentation for every shipment through data collected by the SmartPak™ Condition Monitoring System (the “SmartPakTM”). The Cryoportal® can record and retain a fully documented history of all Cryoport Express® Shippers, including chain-of-custody, chain-of-condition, chain-of-identity, and Chain of ComplianceTM information for each shipment, which is used to ensure that the stability of shipped biologic commodities are maintained throughout the shipping cycle. At the client’s option, recorded information is archived, allowing the client to meet exacting requirements necessary for scientific work and/or proof of regulatory compliance during the logistics process.

Our Cryoport Express® Solutions include a family of Cryoport Express® Shippers ranging from liquid nitrogen dry vapor shippers (-150℃) to our C3TM Shippers, which are powered by phase-change materials. The Cryoport Express® Shippers are precision-engineered assemblies that are reliable, cost-effective and reusable or recyclable. Our liquid nitrogen dry vapor Cryoport Express® Shippers utilize an innovative application of ‘dry vapor’ liquid nitrogen technology and, most often, include a SmartPakTM Condition Monitoring System. Our Cryoport Express® Shippers are purpose built. One example is the launch of our Advanced Therapy Shippers™ for the Regenerative Medicine market, the development of which was announced in September 2019. The Cryoport Express® Advanced Therapy Shippers™ are designed to ensure that each shipper has only been used for human-based therapies and materials. Additionally, the Advanced Therapy Shippers™ provide complete traceability of the condition in which the commodity was shipped and all supporting equipment and components. The Advanced Therapy Shippers™ also provide verification information and supply chain support for biopharma companies developing and commercializing cell and gene therapies as well as employ advanced validated cleaning methods to minimize the risk of cross contamination of equipment and materials during use, delivery and distribution of biopharmaceutical materials.

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

Cryoport supports the three largest integrators in the world, FedEx, DHL and UPS, with its advanced cryogenic logistics solutions for the life sciences industry and for logistics support. Our Compliance Unified Ecosystem™ includes the following alliance partners: McKesson Specialty Health, a division of McKesson Corporation, World Courier, a part of AmerisourceBergen, Be The Match BioTherapies®, EVERSANA™, Vineti, Medipal Holdings, and Lonza.

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

Novartis. In May 2017, we signed an agreement with Novartis Inc. to manage the global clinical and commercial shipments of its CAR-T cell therapies, including the commercial launch of CAR-T cell therapy, KYMRIAH® (CTL019), for children and young adults with B-cell ALL that is refractory or has relapsed at least twice. On August 30, 2017 Novartis received from the FDA the first ever CAR-T cell approval for the first indication of KYMRIAH®.  Subsequently on May 1, 2018, the FDA approved KYMRIAH® for the treatment of adult patients with relapsed/refractory DLBCL. Thereafter, Novartis announced that KYMRIAH® was approved for both ALL and DLBCL by the EU on August 27, 2018. As of June 30, 2020 Novartis, has qualified over 240 treatment centers and over 25 countries worldwide have coverage for at least one indication of KYMRIAH®.  Novartis reported Q2 2020 revenue of $118 million from KYMRIAH® compared to $58 million for Q2 2019  During the first quarter of 2020 KYMRIAH® received the FDA Regenerative Medicine Advanced Therapy designation for the treatment of follicular lymphoma and they expect to submit a filing for commercial approval in 2021. Under our agreement with Novartis, Cryoport provides its full platform of cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPakTM Condition Monitoring System technology and communications and information recording using its Cryoportal® Logistics Management Platform to manage shipments from the Novartis manufacturing sites to their clinical and commercial sites for patient administration globally.

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

bluebird bio. We are currently supporting bluebird bio’s clinical and commercial activity with our platform of temperature-controlled logistics solutions.  On June 3, 2019, the EU approved ZYNTEGLOTM for patients 12 years and older with certain forms of Transfusion-Dependent BetaThalassemia (TDT).  Because of the global pandemic bluebird bio expects to treat their first commercial patients in the second half of this year in Germany. bluebird bio has initiated the rolling BLA submission for approval of ZYNTEGLOTM in the U.S. and has indicated that it is planning to complete the BLA submission in mid-2021.  Beyond ZYNTEGLOTM bluebird bio intends to submit an MAA commercial filing with the EMA for Lenti-D (eli-cel) to treat Cerebral Adrenoleukodystrophy before year end 2020. On July 29, 2020 Bristol Myers Squibb and bluebird bio announced the re-submission of their Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for idecabtagene vicleucel (ide-cel; bb2121), the companies’ lead investigational B-cell maturation antigen (BCMA)-directed chimeric antigen receptor (CAR) T cell immunotherapy, for the treatment of adult patients with multiple myeloma who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody.  Looking beyond 2020, bluebird bio has stated that they intend to submit commercial filings for LentiGlobin for the treatment of β-thalassemia and Sickle Cell Disease in 2021.

Lonza. On November 15, 2019, Cryoport announced a partnership with Lonza. Lonza’s network of cell and gene therapy facilities spans the US, Europe and Asia Roband serves both clinical and commercial customers globally. Integrating Cryoport’s logistics and bioservices solutions with Lonza’s manufacturing services and expertise will ensure a trusted and seamless supply chain and drive efficiencies in delivering innovative medicines to patients. The goal of the partnership is to provide fully integrated solutions including, but not limited to, co-location of manufacturing, bioservices and distribution facilities to improve and enhance responsiveness and optimized product workflow, automated data management providing integrated data entry, and process optimization that reduces risk, increases transparency and improves certainty.

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

In June of 2020, the International Organization for Standardization (ISO) published a new guide of international standards (ISO21973).  Cryoport is a member of the Standards Coordinating Body (SCB), an organization that works closely with the ISO and the National Institute of Standards and Technology (NIST). ISO21973 provides general requirements and points to consider for transportation service providers, clients, and senders to ensure cell quality, safety and efficacy during the transportation of cells for therapeutic use.

We believe that many elements of the ISO21973 are tied to our Chain of ComplianceTM solution, including:

●	“Documentation for all stages of cell transportation that demonstrates chain of custody throughout the transportation cycle, including but not limited to equipment performance, cleaning and equipment-use history.”
●	“Qualification (dry shipper, weight, nitrogen evaporation rate and liquid nitrogen capacity)— cleaning and disinfection records.”
●	“Segregation of human vs. animal derived products to prevent cross contamination.”
●	“Each reusable container should be controlled with all performance, commodity, cleaning and maintenance records maintained for the container and any reusable components or accessories.”
●	“History of shipping containers use should be documented and retained, when the shipping container is re-used.”

Today ISO21973 is a set of best practices that have been agreed to by a group of international experts.  Compliance is voluntary and companies do not have to follow the guidelines.  Regulators and governments count on ISO standards to help them develop better regulations, knowing that they have a sound basis thanks to the involvement of globally established experts.  We do expect ISO21973 to be reviewed and possibly adopted by the FDA and other regulatory bodies in the future.

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

For example, several life sciences companies, including some of our clients, announced the temporary suspension of clinical studies and trials as well as other COVID-19 related risks that may impact their preclinical and clinical trials, including delays in patient enrollment or difficulties in initiating or expanding clinical trials, interruption of clinical trial activity, and diversion of healthcare resources to focus on COVID-19 activities. In addition, with respect to the impact of the pandemic on the reproductive medicine market, the American Society for Reproductive Medicine (ASRM) and European Society of Human Reproduction and Embryology (ESHRE) both issued recommendations in March of 2020 to temporarily defer fertility treatments and related activities. Both organizations have since updated and recently reaffirmed their recommendation to gradually and judiciously resume activities. While these actions have negatively impacted our revenue in the markets we serve temporarily, we cannot determine the longer-term impact at this point. A number of public announcements by government and clients indicate a regional or partially lifting of COVID-19 related restrictions and we therefore currently expect revenue to start ramping back up gradually over time. Further, virus containment efforts as a result of governmental actions or policies or other initiatives could lead to further disruption in the supply chain and as a result, we may have difficulties sourcing equipment or incur additional direct costs to provide our solutions.

While longer-term client demand for our services overall remains strong, the effects of the COVID-19 pandemic, including the measures above taken by some of our clients have adversely impacted our revenue growth. See Risk Factors, “The recent global pandemic caused by COVID-19 has and could adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.”

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change

	($ in 000’s)
Revenues	$9,389	$8,464	$925	10.9%
Cost of revenues	(4,262)	(4,125)	(137)	3.3%

Gross margin	5,127	4,339	788	18.2%
General and administrative	(5,733)	(3,259)	(2,474)	75.9%
Sales and marketing	(3,293)	(2,843)	(450)	15.8%
Engineering and development	(1,947)	(541)	(1,406)	259.8%
Interest expense	(398)	(334)	(64)	19.3%
Other income, net	491	119	372	310.9%
Provision for income taxes	(50)	(9)	(41)	417.8%
Net loss	$(5,803)	$(2,528)	$(3,275)	129.5%

The following table shows total revenue by reportable segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change

	($ in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$7,283	$6,959	$324	4.7%
Reproductive medicine	601	671	(70)	(10.5)%
Animal health	216	257	(41)	(16.3)%
Total Global Logistics Solutions	8,100	7,887	213	2.7%
Global Bioservices	1,289	577	712	123.7%
Total revenues	$9,389	$8,464	$925	10.9%

Revenues. Revenues increased $925,400 or 10.9% to $9.4 million for the three months ended June 30, 2020, as compared to $8.5 million for the three months ended June 30, 2019. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers, offset by the impact of the COVID-19 pandemic that led to the suspension of a meaningful number of clinical trials late during the first quarter of 2020. Biopharmaceutical revenue increased $324,800 or 4.7%, to $7.3 million for the three months ended June 30, 2020 as compared to $7.0 million for the three months ended June 30, 2019. Commercial revenue increased to $2.6 million for the three months ended June 30, 2020 as compared to $1.9 million for the three months ended June 30, 2019.  During the three months ended June 30, 2020, we added approximately 12 new biopharma clients and added 26 clinical trials, net of completed or terminated trials, of which 16 trials were in the Americas, 7 in EMEA and 3 in APAC. We now support 491 clinical trials (400 in the Americas, 72 in EMEA and 19 in APAC) compared to 413 clinical trials supported as of June 30, 2019 (353 in the Americas, 53 in EMEA and 7 APAC). The number of Phase III clinical trials supported increased to 66 trials as of June 30, 2020 (48 in the Americas, 17 in EMEA, 1 in APAC). This compares to 52 Phase III trials (39 in the Americas, 12 in EMEA and 1 APAC) supported as of June 30, 2020. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market decreased by 10.5% for the three months ended June 30, 2020, as compared to the same period in 2019, as a result of the COVID-19 pandemic and its effects on this market. Our revenue from animal health decreased 16.3% three months ended June 30, 2020, as compared to the same period in 2019 as a result of the COVID-19 pandemic and its effects on this market. Global Bioservices revenue was $1.3 million for the second quarter of 2020 as a result of the acquisition of the Cryogene business in May 2019.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2020 was 54.6% of revenues, as compared to 51.3% of revenues for the three months ended June 30, 2019. The increase in gross margin by three percentage points was primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.  Cost of revenues increased $136,800, or 3.3%, to $4.3 million for the three months ended June 30, 2020, as compared to $4.1 million in the same period in 2019.  The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $2.5 million for the three months ended June 30, 2020 or 75.9% as compared to the same period in 2019. This increase is primarily due to $1.7 million in consulting and legal services for acquisition-related activities, an increase in wages and associated employee costs of $334,400 of which $188,500 is as a result of the Cryogene acquisition in May 2019, an increase in facility and other overhead allocations of $378,900, an increase in stock-based compensation of $85,100, an increase in insurance premiums of $87,900 and an increase in patent legal fees of $63,100. These increases were partially offset by an overall decrease of $82,500 for public company related expenses (including legal, audit and internal control audit fees) and a decrease of $74,100 for travel and lodging expenses.

Sales and marketing.  Sales and marketing expenses, which includes logistics operations, increased $449,800 or 15.8% and is primarily due to an increase in wages and associated employee costs of $478,700 for the expansion of our domestic logistics force, which includes a reduction of recruiting and relocation fees of $85,300, an increase in stock-based compensation of $136,400 and an increase in facility and other overhead allocations of $102,000.  These increases were partially offset by a decrease of $190,000 for travel and lodging expenses and a decrease of $95,300 in marketing related activities.

Engineering and development expenses. Engineering and development expenses increased $1.4 million or 259.8% for the three months ended June 30, 2020, as compared to the same period in 2019. The increase is primarily due to an increase of $1.0 million in consulting expenses directed at further enhancing our logistics solutions, an increase of $293,200 in wages and associated employee costs to add to add software development and engineering resources, an increase in stock-based compensation of $62,100, an increase in facility and other overhead allocations of $18,700.   We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense.  Interest expense increased $64,300 for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 as a result of the 3% convertible senior notes issued in May 2020.

Other income, net.  Other income, net for the three months ended June 30, 2020 as compared to the same period in 2019,  increased by $371,300 due to a net $180,300 gain on equity securities in addition to investment interest and dividend income on our cash and cash equivalents and short-term investments.

Six months ended June 30, 2020 compared to six months ended June 30, 2019:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Six Months Ended
	June 30,
	2020	2019	$Change	% Change

	($in 000’s)
Revenues	$19,163	$15,117	$4,046	26.8%
Cost of revenues	(8,778)	(7,324)	(1,454)	19.9%

Gross margin	10,385	7,793	2,592	33.3%
General and administrative	(9,763)	(5,956)	(3,807)	63.9%
Sales and marketing	(6,375)	(5,251)	(1,124)	21.4%
Engineering and development	(3,679)	(1,031)	(2,648)	257.0%
Interest expense	(401)	(673)	272	(40.4)%
Other income , net	170	211	(41)	(19.6)%
Provision for income taxes	(83)	(9)	(74)	(849.8)%
Net loss	$(9,746)	$(4,916)	$(4,830)	98.3%

The following table shows total revenue by reportable segment for the six months ended June 30,2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	$Change	% Change

	($in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$14,800	$12,599	$2,201	17.5%
Reproductive medicine	1,363	1,455	(92)	(6.3)%
Animal health	441	486	(45)	(9.3)%
Total Global Logistics Solutions	16,604	14,540	2,064	14.2%
Global Bioservices	2,559	577	1,982	343.8%
Total revenues	$19,163	$15,117	$4,046	26.8%

Revenues. Revenues increased $4.0 million or 26.8% to $19.1 million for the six months ended June 30, 2020, as compared to $15.1 million for the six months ended June 30, 2019. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers, offset by the impact of the COVID-19 pandemic that led to the suspension of a meaningful number of clinical trials late during the first quarter. Biopharmaceutical revenue increased $2.2 million or 17.5%, to $14.8 million for the six months ended June 30, 2020 as compared to $12.6 million for the six months ended June 30, 2019. Commercial revenue increased to $5.5 million for the six months ended June 30, 2020 as compared to $3.3 million for the six months ended June 30, 2019.  During the six months ended June 30, 2020, we added approximately 45 new biopharma clients and added 55 clinical trials, net of completed or terminated trials, of which 39 trials were in the Americas, 11 in EMEA and 5 in APAC. We now support 491 clinical trials (400 in the Americas, 72 in EMEA and 19 in APAC) compared to 413 clinical trials supported as of June 30, 2019 (353 in the Americas, 53 in EMEA and 7 APAC). The number of Phase III clinical trials supported increased to 66 trials as of June 30, 2020 (48 in the Americas, 17 in EMEA and 1 in APAC). This compares to 52 Phase III trials (39 in the Americas, 12 in EMEA and 1 APAC) supported as of June 30, 2019. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Revenues in the reproductive medicine market decreased by 6.3% for the six months ended June 30, 2020, as compared to the same period in 2019, as a result of the COVID-19 pandemic and its effects on this market. Our revenue from animal health decreased by 9.3% for the six months ended June 30, 2020, as compared to the same period in 2019 as a result of the COVID-19 pandemic and its effects on this market.  Global Bioservices revenue was $2.6 million for 2020 as a result of the acquisition of the Cryogene business in May 2019.

Gross margin and cost of revenues. Gross margin for the six months ended June 30, 2020 was 54.2% of revenues, as compared to 51.5% of revenues for the six months ended June 30, 2019. The increase in gross margin by almost three percentage points was primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.  Cost of revenues increased $1.5 million, or 19.9%, to $8.8 million for the six months ended June 30, 2020, as compared to $7.3 million in the same period in 2019.  The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $3.8 million for the six months ended June 30, 2020 or 63.9% as compared to the same period in 2019. This increase is primarily due to $1.7 million in consulting and legal services for acquisition-related activities, an increase in wages and associated employee costs of $950,600 of which $188,500 is as a result of the Cryogene acquisition in May 2019, an increase in facility and other overhead allocations of $865,400, an increase in stock-based compensation of $188,400, and an increase in insurance premiums of $182,700 and an increase in patent legal fees of $96,900. These increases were partially offset by an overall decrease of $126,400 for public company related expenses (including legal, audit and internal control audit fees) and a decrease of $57,800 for travel and lodging expenses.

Sales and marketing.  Sales and marketing expenses, which includes logistics operations, increased $1.1 million or 21.4% for the six months ended June 30, 2020 and is primarily due to an increase in wages and associated employee costs of $969,200 which includes recruiting and relocation fees of $46,800 for the expansion of our domestic logistics force, an increase in facility and other overhead allocations of $165,300 and an increase of $18,300 in marketing and advertising promotions. These increases were partially offset by a decrease of $194,800 for travel and lodging expenses.

Engineering and development expenses. Engineering and development expenses increased $2.6 million or 257.0% for the six months ended June 30, 2020, as compared to the same period in 2019. The increase is primarily due to an increase of $1.9 million in consulting expenses directed at further enhancing our logistics solutions, an increase of $478,800 in wages and associated employee costs to add to add software development and engineering resources, an increase in stock-based compensation of $90,000, and an increase in facility and other overhead allocations of $46,000.   We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense.  Interest expense decreased $271,900 for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as the company only incurred interest expense during the six months ended June 30, 2020 starting May 2020 as a result of the issuance of 3% senior convertible notes.

Other income, net.  Other income, net for the six months ended June 30, 2020 as compared to the same period in 2019,  decreased by $41,300 due to a net loss of $468,200 on equity securities which was offset by investment interest and dividend income on our cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash and cash equivalents of $44.3 million, $163.9 million in short-term investments and had working capital of $207.2 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the six months ended June 30, 2020, we used $309,600 of cash for operations primarily as a result of the net loss of $9.7 million offset by non-cash expenses of $6.3 million comprised of $3.9 million of stock-based compensation, $804,800 of realized losses on our equity securities as well as $1.7 million of depreciation and amortization and a decrease of $205,200 in other current assets.  This loss was partially offset by $336,600 of unrealized gain on equity securities. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was a decrease in accounts receivable of $25,500 and an increase in accounts payable and accrued expenses of $3.1 million.

Net cash used in investing activities of $119.6 million during the six months ended June 30, 2020 was primarily due to the $136.3 million purchase of short-term investments, and $2.5 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, SmartPak IITM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $19.3 million.

Net cash provided by financing activities totaled $117.0 million during the six months ended June 30, 2020, primarily as a result of  net proceeds of $111.3 million from the issuance of 3% convertible senior notes issued in May 2020 and $5.9 million in proceeds from the exercise of stock options and warrants.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

As permitted by SEC guidance for newly acquired businesses, management’s assessment of our disclosure controls and procedures did not include an assessment of the controls and procedures of Cryogene, which was acquired on May 14, 2019. Cryogene accounted for approximately 9.8% of our total assets as of June 30, 2020 and 28% and 13% of our total revenues for the three and six months ended June 30, 2020,respectively.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In late 2019, a novel strain of coronavirus that causes COVID-19 was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders. Many countries around the world have also implemented the temporary closure of non-essential businesses and other material limitations on the conduct of business. As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance and results of operations have been adversely affected as a result of reduced demand for our services in all markets and may be adversely impacted in a number of ways, including, but not limited to, the following:

●	disruptions to our operations, including a shutdown of one or more of our global logistics centers or our biostorage facility that may be caused if our employees become infected with COVID-19; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our research and development activities, engineering, design and manufacturing processes and other important business activities;
●	reduced demand for our products and services due to disruptions to the businesses and operations of our customers, which may, in particular, result from lower volumes of clinical studies and trials or reduced activity in the reproductive medicine markets due to social distancing restrictions; and reduction in our animal health market due to reduced demand.
●	interruptions, availability or delays in global shipping to transport our products;
●	a slowdown or stoppage in the supply chain for our products;
●	limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;
●	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;

●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities; and
●	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions, as well as negatively impact our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index

4.1	Indenture dated May 26, 2020, between Cryoport, Inc. and U.S. Bank National Association. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 26, 2020.

4.2	Form of 3.00% Convertible Senior Note due 2025. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 26, 2020.

10.1

Registration Rights Agreement dated May 26, 2020, among Cryoport, Inc., Jefferies LLC and SVB Leerink LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 26, 2020.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+  Filed or furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 10, 2020	Cryoport, Inc.

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
Chief Executive Officer

Dated: August 10, 2020

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer