Form 10-Q
period 2020-09-30
Cryoport, Inc.
filed 2020-11-06
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34632

CRYOPORT, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0313393
(State or another jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of October 30, 2020 there were 39,663,710 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$161,987,083	$47,234,770
Short-term investments	40,952,522	47,060,786
Accounts receivable, net	7,783,502	7,098,191
Inventories	476,622	473,961
Prepaid expenses and other current assets	1,444,303	1,096,855
Total current assets	212,644,032	102,964,563
Property and equipment, net	15,178,619	11,833,057
Operating lease right-of-use assets	8,113,923	4,460,319
Intangible assets, net	4,891,124	5,177,578
Goodwill	10,999,722	10,999,722
Deposits	535,750	437,299
Total assets	$252,363,170	$135,872,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$9,663,211	$2,498,375
Accrued compensation and related expenses	2,554,753	1,903,720
Deferred revenue	236,975	367,867
Operating lease liabilities	666,929	665,901
Finance lease liabilities	63,616	24,617
Total current liabilities	13,185,484	5,460,480
Convertible senior notes, net of discount of $3.8 million	111,155,209	—
Operating lease liabilities, net of current portion	7,814,874	4,101,236
Finance lease liabilities, net of current portion	123,654	8,539
Deferred tax liability	47,943	20,935
Total liabilities	132,327,164	9,591,190

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,983,824 and 37,339,787 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	38,984	37,340
Additional paid-in capital	300,273,819	285,609,022
Accumulated deficit	(180,483,423)	(159,319,963)
Accumulated other comprehensive income (loss)	206,626	(45,051)
Total stockholders’ equity	120,036,006	126,281,348
Total liabilities and stockholders’ equity	$252,363,170	$135,872,538

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$11,172,084	$9,583,334	$30,335,165	$24,699,834
Cost of revenues	5,116,831	4,956,277	13,894,952	12,280,487
Gross margin	6,055,253	4,627,057	16,440,213	12,419,347

Operating costs and expenses:
General and administrative	10,794,110	9,376,686	20,557,301	15,332,326
Sales and marketing	3,681,862	5,961,593	10,056,134	11,212,658
Engineering and development	2,311,718	1,640,528	5,990,887	2,671,057
Total operating costs and expenses	16,787,690	16,978,807	36,604,322	29,216,041

Loss from operations	(10,732,437)	(12,351,750)	(20,164,109)	(16,796,694)
Other income (expense):
Interest expense	(1,081,542)	(248,410)	(1,482,249)	(921,048)
Other income, net	367,093	133,499	536,691	344,412
Loss before provision for income taxes	(11,446,886)	(12,466,661)	(21,109,667)	(17,373,330)
Benefit (provision) for income taxes	29,065	(1,886)	(53,793)	(10,610)
Net loss	$(11,417,821)	$(12,468,547)	$(21,163,460)	$(17,383,940)
Net loss per share – basic and diluted	$(0.29)	$(0.35)	$(0.55)	$(0.54)
Weighted average shares outstanding – basic and diluted	39,144,916	35,674,162	38,211,327	32,449,940

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(11,417,821)	$(12,468,547)	$(21,163,460)	$(17,383,940)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	(105,020)	(55,891)	250,643	(16,382)
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	27,669	(29,067)	(18,800)	(21,809)
Foreign currency translation adjustments	23,773	(19,348)	19,834	(30,964)
Other comprehensive income (loss)	(53,578)	(104,306)	251,677	(69,155)
Total comprehensive loss	$(11,471,399)	$(12,572,853)	$(20,911,783)	$(17,453,095)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

											Accumulated
	Class A		Class B		Class C				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid–In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at June 30, 2019	—	$—	—	$—	—	$—	35,485,570	$35,486	$254,580,262	$(145,903,877)	$38,304	$108,750,175
Net loss	—	—	—	—	—	—	—	—	—	(12,468,547)	—	(12,468,547)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(104,306)	(104,306)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,925,108	—	—	1,925,108
Accelerated stock-based compensation expense	—	—	—	—	—	—	—	—	10,789,774	—	—	10,789,774
Issuance of common stock for board of director compensation	—	—	—	—	—	—	1,249	1	20,665	—	—	20,666
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	356,713	357	1,415,895	—	—	1,416,252
Balance at September 30, 2019	—	$—	—	$—	—	$—	35,843,532	$35,844	$268,731,704	$(158,372,424)	$(66,002)	$110,329,122

Balance at June 30, 2020	—	$—	—	$—	—	$—	38,565,193	$38,565	$295,423,521	$(169,065,602)	$260,204	$126,656,688
Net loss	—	—	—	—	—	—	—	—	—	(11,417,821)	—	(11,417,821)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(53,578)	(53,578)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,412,005	—	—	2,412,005
Issuance of common stock for board of director compensation	—	—	—	—	—	—	432	1	20,666	—	—	20,667
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	418,199	418	2,417,627	—	—	2,418,045
Balance at September 30, 2020	—	—	—	—	—	—	38,983,824	$38,984	$300,273,819	$(180,483,423)	$206,626	$120,036,006

Balance at December 30, 2018	—	$—	—	$—	—	$—	30,319,038	$30,319	$179,501,577	$(140,988,484)	$3,153	$38,546,565
Net loss	—	—	—	—	—	—	—	—	—	(17,383,940)	—	(17,383,940)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(69,155)	(69,155)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,280,931	—	—	5,280,931
Accelerated stock-based compensation expense	—	—	—	—	—	—	—	—	10,789,774	—	—	10,789,774
Proceeds from public offering, net of costs of $106,300	—	—	—	—	—	—	4,312,500	4,313	68,806,405	—	—	68,810,718
Issuance of common stock for board of director compensation	—	—	—	—	—	—	4,488	5	70,329	—	—	70,334
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	1,207,506	1,207	4,282,688	—	—	4,283,895
Balance at September 30, 2019	—	$—	—	$—	—	$—	35,843,532	$35,844	$268,731,704	$(158,372,424)	$(66,002)	$110,329,122

Balance at December 31, 2019	—	$—	—	$—	—	$—	37,339,787	$37,340	$285,609,022	$(159,319,963)	$(45,051)	$126,281,348
Net loss	—	—	—	—	—	—	—	—	—	(21,163,460)	—	(21,163,460)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	251,677	251,677
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,292,546	—	—	6,292,546
Issuance of common stock for board of director compensation	—	—	—	—	—	—	2,400	2	61,998	—	—	62,000
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	1,641,637	1,642	8,310,253	—	—	8,311,895
Balance at September 30, 2020	—	—	—	—	—	—	38,983,824	$38,984	$300,273,819	$(180,483,423)	$206,626	$120,036,006

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:

Net loss	$(21,163,460)	$(17,383,940)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,499,087	1,590,171
Amortization of debt discount	247,604	46,790
Unrealized (gain)/loss on investments in equity securities	(437,762)	87,850
Realized loss on investments in equity securities	804,772	—
Realized gain on available-for-sale investments	(9,952)	(62,484)
Stock-based compensation expense	6,354,546	5,351,265
Accelerated stock-based compensation expense	—	10,789,774
Loss on disposal of property and equipment	213,892	158,872
Provision for bad debt	63,979	42,085
Changes in operating assets and liabilities:
Accounts receivable	(749,290)	(3,995,609)
Inventories	(2,661)	(130,406)
Prepaid expenses and other current assets	151,519	(203,736)
Deposits	(98,451)	(55,849)
Change in operating lease right-of-use assets and lease liabilities	61,062	(9,538)
Accounts payable and other accrued expenses	6,365,123	1,268,267
Accrued compensation and related expenses	651,033	304,676
Deferred revenue	(130,892)	136,931
Deferred tax liability	27,008	—
Net cash used in operating activities	(5,152,843)	(2,064,881)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,118,803)	(4,188,943)
Purchases of short-term investments	(136,293,195)	(43,044,925)
Sales/maturities of short-term investments	142,276,244	3,995,000
Cash paid for acquisition	—	(20,429,651)
Patent and trademark costs	(116,296)	(48,470)
Net cash provided by (used in) investing activities	747,950	(63,716,989)

Cash Flows From Financing Activities:
Proceeds from June 2019 public offering, net of offering costs	—	68,810,718
Proceeds from exercise of stock options and warrants	8,311,895	4,283,895
Proceeds from issuance of convertible senior notes	115,000,000	—
Payment of deferred financing costs	(4,118,495)	(19,748)
Repayment of finance lease liabilities	(51,711)	(17,261)
Net cash provided by financing activities	119,141,689	73,057,604

Effect of exchange rates on cash and cash equivalents	15,517	(17,705)
Net change in cash and cash equivalents	114,752,313	7,258,029
Cash and cash equivalents — beginning of period	47,234,770	37,327,125
Cash and cash equivalents — end of period	$161,987,083	$44,585,154

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Net unrealized gain/(loss) on available-for-sale securities	$250,643	$(16,382)
Reclassification of realized gain on available-for-sale debt securities to earnings	$18,800	$21,809
Financing costs included in accounts payable and accrued liabilities	$472,867	$—
Fixed assets included in accounts payable and accrued liabilities	$326,846	$158,239
Purchase of equipment through finance lease obligations	$204,516	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cryoport’s advanced platform, comprised of comprehensive and technology-centric systems and solutions are designed to support the global high-volume distribution of commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA) and other international regulatory bodies for distribution in the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia-Pacific) regions. Cryoport’s solutions are also designed to support pre-clinical, clinical trials, Biologics License Applications (BLA), Investigational New Drug Applications (IND), New Drug Applications (NDA) and Commercialized Products with the FDA, as well as global clinical trials and commercialized products initiated in other countries, where strict regulatory compliance and quality assurance is mandated. Our industry standard setting Chain of ComplianceTM solutions, which include vital analytics, such as ‘chain-of-condition’ and ‘chain-of-custody’ information in a single data stream, empower our clients’ continuous vigilance over their respective commodities. In addition, our Chain of ComplianceTM standard ensures full traceability of all equipment used and the processes employed, further supporting each client’s goal of minimizing risk and maximizing success of their respective biologics or other products and therapies as they are introduced into the global markets.

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

2020 Business Combinations

On August 21, 2020, the Company entered into a Securities Purchase Agreement to acquire CRYOPDP, a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets, headquartered in Paris, France. Under the terms of the Securities Purchase Agreement, the Company has agreed to acquire 100% of the equity interests in Advanced Therapy Logistics and Solutions, a company organized under the laws of France, which is the holding company that owns CRYOPDP (the “CRYOPDP Acquisition”). The base purchase price under the Securities Purchase Agreement is €49 million and is subject to a cash, net debt, working capital and other adjustments.

On August 24, 2020, the Company entered into a Purchase Agreement with Chart Industries, Inc. (“Chart”) pursuant to which the Company has agreed to acquire Chart’s MVE cryobiological storage business (the “MVE Acquisition”) for a cash purchase price at closing of $320 million, subject to customary closing working capital and other adjustments. The MVE Acquisition is structured as the acquisition of certain equity interests and assets and the transfer of certain liabilities in connection therewith.

On October 1, 2020, the Company completed both the MVE Acquisition and the CRYOPDP Acquisition, which are further discussed in Note 13.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cryoport, Inc. and its wholly owned subsidiaries, Cryoport Systems, LLC., Cryoport Netherlands B.V., Cryoport UK Limited and Cryogene, Inc. (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

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

The full extent to which the COVID-19 pandemic has and will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities and the convertible senior notes. The carrying value for all such instruments, except finance lease liabilities and the convertible senior notes, approximates fair value at September 30, 2020 and December 31, 2019 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities.  For additional information related to fair value measurements, including the convertible senior notes, see Note 5.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at September 30, 2020 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and to a limited number of international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at September 30, 2020 and December 31, 2019 are net of reserves for doubtful accounts of $200,000 and $140,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of September 30, 2020, there was one customer that accounted for 31.5%, of net accounts receivable. As of December 31, 2019, there were two customers that accounted for 31.0% and 20.7%, respectively, of net accounts receivable. There were no other single customers that owed us more than 10% of net accounts receivable at September 30, 2020 and December 31, 2019.

The Company has a global reach and therefore has revenue from non-United States customers primarily in Europe. During the nine months ended September 30, 2020 and 2019, the Company had revenues from foreign customers of approximately $6.5 million and $3.3 million, respectively, which constituted approximately 21.4% and 13.3%, respectively, of total revenues. There were three customers that accounted for 16.0%, 14.0% and 10.6% of revenues during the nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2019, there were two customers that accounted for 25.6% and 12.2% of total revenues, respectively.  No other single customer generated over 10% of revenues during the nine months ended September 30, 2020 and 2019.

During the three months ended September 30, 2020 and 2019, the Company had revenues from non-United States customers of approximately $2.4 million and $1.9 million respectively, which constituted approximately 21.7% and 19.6%, respectively, of total revenues. There was one customer that accounted for 14.9% of revenues during the three months ended September 30, 2020. There were three customers that accounted for 23.6%, 15.0% and 10.1% of revenues during the three months ended September 30, 2019, respectively. No other single customer generated over 10% of revenues during the three months ended September 30, 2020 and 2019.

Inventories

The Company’s inventories consist of Cryoport Express®  Shippers packaging materials, electronic devices and accessories that are sold to customers. Inventories are stated at the lower of cost and net realizable value. Cost is determined using the standard cost method which approximates the first-in, first-to-expire method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, such as selling prices and costs of completion, disposal and transportation, and based on the evaluation, records adjustments to reflect inventories at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

Property and Equipment

The Company provides engineered shipping packages ("Cryoport Express® Shippers”) to its customers and charges  fees  for the use of Cryoport Express® Shippers and related services. The Company’s arrangements are similar to the accounting standard for leases since they convey the right to use the Cryoport Express® Shipper over a period of time. The Company retains title to the Cryoport Express® Shippers and provides its customers the use of the Cryoport Express® Shipper for a specific shipping cycle. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company, where it is cleaned and disassembled with components, tested, recertified and placed into inventory for reuse. As a result, the Company classifies the Cryoport Express® Shippers as property and equipment for the per-use Cryoport Express® Shipper program.

Property and equipment are recorded at cost. Cryoport Express® Shippers, which include SmartPakTM Condition Monitoring Systems and/or data loggers, comprise 21% and 20% of the Company’s net property and equipment balance at September 30, 2020 and December 31, 2019, respectively, and are depreciated using the straight-line method over their estimated useful lives of three years. Cryogene mechanical and liquid nitrogen freezers comprise 19% and 25%, of the Company’s net property and equipment balance at September 30, 2020 and December 31, 2019, respectively and are depreciated using the straight-line method over their estimated useful lives of seven to twelve years. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives (generally three to fifteen years) and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed triggering events indicating potential goodwill impairment and after assessment, concluded that there was no impairment during the nine months ended September 30, 2020.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the nine months ended September 30, 2020.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2020.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of debt instruments and equity financings. Deferred financing costs related to the issuance of debt are amortized over the term of the financing instrument using the effective interest method and are presented in the consolidated balance sheets as an offset against the related debt. Offering costs from equity financings are netted against the gross proceeds received from the equity financings. At September 30, 2020, offering costs of $499,000 related the Blackstone transaction are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets (See Note 13. Subsequent Event – Acquisitions and Financing Transaction).

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740. As of September 30, 2020, and December 31, 2019, there were no unrecognized tax benefits included in the accompanying condensed consolidated balance sheets that would, if recognized, affect the effective tax rates.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 and has not recognized interest and/or penalties in the condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019. The Company is subject to taxation in the U.S. and various state jurisdictions. As of September 30, 2020, the Company is no longer subject to U.S. federal examinations for years before 2016 and for California franchise and income tax examinations for years before 2015. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  At September 30, 2020, the Company has not booked any income tax provision/(benefit) for the impact for the CARES Act due the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.  The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $237,000 and $367,900 at September 30, 2020 and December 31, 2019, respectively.  During the three and nine months ended September 30, 2020, the Company recognized revenues of $74,200 and $303,800, respectively from the related contract liabilities outstanding as the services were performed.

Nature of Goods and Services

The Global Logistics Solutions segment provides Cryoport Express® Shippers to our customers and charges a fee in exchange for the use of the Cryoport Express® Shipper under long-term Master Service Agreements (“MSA”) with customers. The Company’s arrangements convey to the customers the right to use the Cryoport Express® Shippers over a period of time. The Company retains title to the Cryoport Express® Shippers and provides its customers the use of the Cryoport Express® Shipper for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company.

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

The vast majority of our revenues are covered under long-term master service agreements. We have determined that individual Statements of Work or Scope of Work (“SOW”), whose terms and conditions taken with a MSA, create the Topic 606 contracts which are generally short-term in nature (e.g., 15-day shipping cycle) for the Global Logistics Solutions segment and up to 12 months for our Global Bioservices segment. Our agreements (including SOWs) generally do not have multiple performance obligations and, therefore, do not require an allocation of a single price amongst multiple goods or services.  Prices under these agreements are generally fixed. The Global Logistics Solutions segment recognizes revenue for the use of the Cryoport Express® Shipper at the time of the delivery of the Cryoport Express® Shipper to the end user of the enclosed materials, and at the time that collectability is probable. The Global Bioservices segment recognizes revenue as services are rendered over time and at the time that collectability is probable.

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

Revenue Disaggregation

The Company operates in two reportable segments and evaluates financial performance on a Company-wide basis. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major source for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000’s omitted)	2020	2019	2020	2019
Global Logistics Solutions:
Biopharmaceutical	$8,413	$7,460	$23,214	$20,059
Reproductive medicine	1,189	735	2,551	2,191
Animal health	223	219	664	705
Total Global Logistics Solutions	9,825	8,414	26,429	22,955
Global Bioservices	1,347	1,169	3,906	1,745
Total revenues	$11,172	$9,583	$30,335	$24,700

Our geographical revenues, by origin, for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000’s omitted)	2020	2019	2020	2019
Americas	$8,750	$7,708	$23,837	$21,413
Europe, the Middle East and Africa (EMEA)	2,009	1,699	5,704	2,786
Asia Pacific (APAC)	413	176	794	501
Total revenues	$11,172	$9,583	$30,335	$24,700

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

The following shows the amounts used in computing net loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(11,417,821)	$(12,468,547)	$(21,163,460)	$(17,383,940)
Weighted average common shares issued and outstanding – basic and diluted	39,144,916	35,674,162	38,211,327	32,449,940
Basic and diluted net loss per share	$(0.29)	$(0.35)	$(0.55)	$(0.54)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	5,823,629	4,437,527	4,932,353	3,821,040
Warrants	—	917,757	—	857,111
Convertible senior notes	4,810,002	1,158,183	4,810,002	1,158,183
	10,633,631	6,513,467	9,742,355	5,836,334

Segment Reporting

We currently operate in two reportable segments, Global Logistics Solutions and Global Bioservices. The chief operating decision maker is our Chief Executive Officer.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency.  Assets and liabilities of the Netherlands and United Kingdom subsidiaries are translated into U.S. dollars at the period-end exchange rates.  Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity.  The translation gain adjustment totaled $23,800 and $19,800 for the three and nine months ended September 30, 2020. The translation loss adjustment totaled $(19,300) and $(31,000) for the three and nine months ended September 30, 2019.  Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.  Foreign currency gains and losses for all periods presented were not significant.

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

Accounting Guidance Issued but Not Adopted at September 30, 2020

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity

(Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. We have not yet adopted this standard and are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. In November 2019, the FASB issued ASU 2019-10 "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which deferred the effective date of ASU 2016-13 by three years for smaller reporting companies. The one-time determination of whether an entity is eligible  to be a smaller reporting company is based on the entity's most recent determination as of November 15, 2019 in accordance with SEC regulations.  As a result, ASU 2016-13, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022 based on the Company's smaller reporting company determination as of November 15, 2019.  We are currently evaluating the impact of adopting this guidance.  The Company currently believes the main impact of the new standard will relate to the Company’s assessment of its allowance for doubtful accounts on trade receivables.

Note 4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Cash	$69,346,437	$3,546,893
Cash equivalents:
Money market mutual fund	92,640,646	43,687,877
Total cash and cash equivalents	161,987,083	47,234,770
Short-term investments:
U.S. Treasury notes	26,425,170	21,094,100
Mutual funds	14,527,352	25,966,686
Total short-term investments	40,952,522	47,060,786
Cash, cash equivalents and short-term investments	$202,939,605	$94,295,556

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at September 30, 2020 were as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$26,220,886	$246,337	$(42,053)	$26,425,170
Total available-for-sale investments	$26,220,886	$246,337	$(42,053)	$26,425,170

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2020:

	Amortized Cost	Fair Value
Due within one year	$14,121,596	$14,137,570
Due between one and two years	12,099,290	12,287,600
Total	$26,220,886	$26,425,170

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

During the three and nine months ended September 30, 2020, we had realized gains (losses) of $(6,900) and $10,000, respectively, on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $14.5 million at September 30, 2020. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2020 related to equity securities held at September 30, 2020 are as follows:

Net losses recognized during the nine months on equity securities	$(367,010)
Less: net gains (losses) recognized during the period on equity securities sold during the period	(804,772)
Unrealized gains recognized during the nine months on equity securities still held at September 30, 2020	$437,762

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data. These inputs include quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2020
Cash equivalents:
Money market mutual fund	$92,640,646	$—	$—	$92,640,646
Marketable equity securities:
Mutual funds	14,527,352	—	—	14,527,352
Available-for-sale debt securities:
U.S. Treasury notes	26,425,170	—	—	26,425,170
	$133,593,168	$—	$—	$133,593,168

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market mutual fund	$43,687,877	$—	$—	$43,687,877
Marketable equity securities:
Mutual funds	25,966,686	—	—	25,966,686
Available-for-sale debt securities:
U.S. Treasury notes	21,094,100	—	—	21,094,100
	$90,748,663	$—	$—	$90,748,663

Our equity securities and available-for-sale debt securities, including U.S. treasury notes are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2020.

We carry the convertible senior notes at face value less the unamortized discount and issuance costs on our condensed consolidated balance sheets and present fair value for disclosure purposes only.  As of September 30, 2020 the estimated fair value of the convertible senior notes was $101.9 million as was determined using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

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

Reportable segment information is presented in the following tables:

	Three Months Ended September 30, 2020
	Global Logistics	Global
	Solutions	Bioservices	Total
Revenues	$9,824,737	$1,347,347	$11,172,084
Interest expense	(1,081,542)	—	(1,081,542)
Depreciation and amortization expense	(499,461)	(330,916)	(830,377)
Segment operating profit or loss	(10,871,748)	139,311	(10,732,437)
Other significant items:
Segment assets	225,254,313	27,108,857	252,363,170
Goodwill	—	10,999,722	10,999,722
Expenditures for long-lived assets	(1,125,328)	(596,623)	(1,721,951)

	Nine Months Ended September 30, 2020
	Global Logistics	Global
	Solutions	Bioservices	Total
Revenues	$26,429,183	$3,905,982	$30,335,165
Interest expense	(1,482,249)	—	(1,482,249)
Depreciation and amortization expense	(1,339,237)	(1,159,850)	(2,499,087)
Segment operating profit or loss	(20,473,200)	309,091	(20,164,109)
Other significant items:
Segment assets	225,254,313	27,108,857	252,363,170
Goodwill	—	10,999,722	10,999,722
Expenditures for long-lived assets	(3,720,423)	(1,398,380)	(5,118,803)

Revenues from one customer of the Company’s Global Bioservices segment represents approximately 80.9% and 82.0% of that segment’s net revenues and 9.8% and 10.6% of the Company’s consolidated net revenues for the three and nine months ended September 30, 2020, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill

As of September 30, 2020, the carrying value of goodwill is $11.0 million which is allocated to the Global Bioservices reportable segment.

Intangible Assets

The following table presents our intangible assets as of September 30, 2020:

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390,000	$104,000	$286,000	5
Technology	510,000	136,000	374,000	5
Customer relationships	3,900,000	433,333	3,466,667	12
Cryogene trade name/trademark	480,000	42,667	437,333	15
Cryoport patents and trademarks	374,499	47,375	327,124	—
Total	$5,654,499	$763,375	$4,891,124

The following table presents our intangible assets as of December 31, 2019:

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390,000	$45,500	$344,500	5
Technology	510,000	59,500	450,500	5
Customer relationships	3,900,000	189,583	3,710,417	12
Cryogene trade name/trademark	480,000	18,667	461,333	15
Cryoport patents and trademarks	258,203	47,375	210,828	—
Total	$5,538,203	$360,625	$5,177,578

Amortization expense for intangible assets for the three and nine months ended September 30, 2020 was $134,250 and $402,800, respectively.

Amortization expense for intangible assets for the three and nine months ended September 30, 2019 was $134,300 and $179,000, respectively.

Expected future amortization of intangible assets as of September 30, 2020 is as follows:

Years Ending December 31,	Amount
Remainder of 2020	$134,250
2021	537,000
2022	537,000
2023	537,000
2024	432,000
Thereafter	2,386,750
$4,564,000

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

The Notes are governed by an indenture (the "Indenture") dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee (the "Trustee"). The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $345,200 in third-party offering related costs. The Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the Notes. At September 30, 2020, accrued interest of $1.2 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated financial statements.  The Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to the Company, the principal amount of the Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the principal amount of the Notes to be due and payable immediately by notice to the Company. There were no events of default at September 30, 2020.

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

Notes payable consisted of the following at September 30, 2020:

September 30, 2020
Principal amount of Notes	$115,000,000
Unamortized debt issuance costs	(3,844,791)
Net carrying value of Notes payable	$111,155,209

Interest expense incurred in connection with the Notes consisted of the following for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Coupon interest	$891,250	$1,226,667
Amortization of debt issuance costs	187,499	247,604
Total interest expense on Notes	$1,078,749	$1,474,271

The following table summarizes the total gross principal payments due under the Company's  Notes payable:

Years Ending December 31,
Remainder of 2020	$—
2021	—
2022	—
2023	—
2024	—
2025	115,000,000
Total Payments	$115,000,000

In connection with the issuance of the Notes, the Company entered into a registration rights agreement (the "Registration Rights Agreement") to use its best efforts to file a registration statement for the resale of the Notes and the shares of the Company's common stock issuable upon conversion of the Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a "Registration Default"), it will be required to pay additional interest on the Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the Indenture accrue on any day on a Note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of September 30, 2020, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.

Note 9. Commitments and Contingencies

Facility and Equipment Leases

We lease various corporate, research and development, and logistics facilities in Irvine, California, Livingston, New Jersey, Hoofddorp, the Netherlands, Houston, Texas and Brentwood, Tennessee under operating leases. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis.   In addition, we lease certain equipment which expires through January 2024 ( See Note 10).

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

Note 10. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of two years to approximately ten years, some of which include options to extend the leases for multiple renewal periods of five years each. As of September 30, 2020, and December 31, 2019, assets recorded under finance leases were $273,700 and $71,000, respectively, and accumulated depreciation associated with finance leases was $62,603 and $22,800, respectively.

The components of lease cost were as follows:

Nine Months Ended
September 30, 2020
Operating lease cost	$971,282

Finance lease cost:
Amortization of right-of-use assets	$30,143
Interest on finance lease liabilities	7,747
37,890

Total lease cost	$1,009,172

Other information related to leases was as follows:

Nine Months Ended
Supplemental Cash Flows Information	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$912,008
Operating cash flows from finance leases	$58,058
Financing cash flows from finance leases	$50,311

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,288,364
Finance leases	$202,619

Weighted-Average Remaining Lease Term
Operating leases	7.5 years
Finance leases	3.0 years

Weighted-Average Discount Rate
Operating leases	6.8%
Finance leases	5.4%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

	Operating	Finance
Years Ending December 31,	Leases	Leases
2020 (excluding the nine months ended September 30, 2020)	$277,982	$23,212
2021	2,606,382	65,976
2022	2,718,603	57,329
2023	2,211,252	56,211
2024	2,131,805	—
2025	1,894,325	—
Thereafter	7,196,727	—
Total future minimum lease payments	19,037,076	202,728
Less imputed interest	(10,555,273)	(15,458)
Total	$8,481,803	$187,270

	Operating	Finance
Reported as of September 30, 2020	Leases	Leases
Current lease liabilities	$666,929	$63,616
Noncurrent lease liabilities	7,814,874	123,654
Total	$8,481,803	$187,270

Note 11. Stockholders’ Equity

Authorized Stock

The Company has 100,000,000 authorized shares of common stock with a par value of $0.001 per share, and 2,500,000 undesignated or “blank check” preferred stock, with a par value of $0.001, of which, 800,000 shares have been designated as Class A Convertible Preferred Stock, 585,000 shares have been designated as Class B Convertible Preferred Stock and 250,000 shares have been designated as Class C Convertible Preferred Stock.

Common Stock Issued for Services

During the nine months ended September 30, 2020, 2,400 shares of common stock with a fair value of $62,000 were issued to two members of the board of directors as compensation for services.

During the nine months ended September 30, 2019, 4,488 shares of common stock with a fair value of $70,300 were issued to three members of the board of directors as compensation for services.

Common Stock Reserved for Future Issuance

As of September 30, 2020, approximately 7.6 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Exercise of stock options	7,629,298
Exercise of warrants	—
Convertible senior notes	4,810,002
Total shares of common stock reserved for future issuances	12,439,300

In addition, we reserved 6,474,135 shares of common stock issuable upon conversion of our Series C convertible preferred stock (see Note 13).

Share Repurchase Program

In October 2019, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of the Company's common stock in the amount of up to $15.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate and will depend on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal requirements. The repurchase program will expire on December 31, 2020 and may be extended, suspended, modified or discontinued at any time. Any repurchases will be funded from cash on hand and future cash flows from operations. The Company has not purchased any shares under this program in 2019 and through September 30, 2020.

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

Note 12. Stock-Based Compensation

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire in July 2020. A summary of warrant activity is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2019	1,001,028	$3.83
Issued	—	—
Exercised	(963,149)	3.80
Expired	(37,879)	4.58
Outstanding — September 30, 2020	—	$—	—	$—
Vested (exercisable) — September 30, 2020	—	$—	—	$—
(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on September 30, 2020, which was $47.40 per share.

Total intrinsic value of warrants exercised during the nine months ended September 30, 2020 was $17.6 million.

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of September 30, 2020, the Company had 1,023,524 shares available for future awards under the 2018 Plan.

During the nine months ended September 30, 2020, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	5.3 – 6.3
Risk-free interest rate	0.3% -1.7%
Volatility	69.8% – 82.3%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$85,784	$522,377	$237,273	$687,129
General and administrative	1,514,678	7,432,609	4,032,315	9,716,732
Sales and marketing	628,076	3,803,687	1,597,723	4,586,015
Engineering and development	204,132	976,876	487,235	1,151,163
	$2,432,670	$12,735,549	$6,354,546	$16,141,039

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2019	6,679,581	$7.14
Granted (weighted-average fair value of $11.88 per share)	1,675,300	18.57
Exercised	(678,488)	6.90
Forfeited	(45,011)	10.17
Expired	(2,084)	20.49
Outstanding — September 30, 2020	7,629,298	$9.65	6.8	$288,091,500
Vested (exercisable) — September 30, 2020	5,819,639	$7.06	6.1	$234,778,400
Expected to vest after September 30, 2020 (unexercisable)	1,809,659	$17.97	9.4	$53,249,600
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2020, which was $47.40 per share.

Total intrinsic value of options exercised during the nine months ended September 30, 2020 was $16.6 million.

As of September 30, 2020, there was unrecognized compensation expense of $20.1 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.1 years.

Note 13. Subsequent Event – Acquisitions and Financing Transaction

Acquisitions

On October 1, 2020, the Company completed its acquisition of CRYOPDP for a cash consideration of €49,000,000, subject to cash, net debt, working capital and other adjustments. This acquisition was funded with existing cash on hand.  CRYOPDP, based in France, is a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets. CRYOPDP conducts its business activities mainly through entities based in the United Kingdom, the United States, the Asia-Pacific region, and India.

Also, on October 1, 2020, the Company completed the MVE Acquisition for a cash consideration of $320 million, subject to customary closing working capital and other adjustments. The Company financed a portion of the closing cash payment of the MVE Acquisition with the net proceeds of the Blackstone Private Placement, as further discussed below. MVE is a global leader in manufactured vacuum insulated products and cryogenic freezer systems for the life sciences industry. MVE has manufacturing and distribution operations in the United States, Europe, and Asia.

Both the CRYOPDP Acquisition and the MVE Acquisition will be accounted for under the acquisition method of accounting and, accordingly, the total purchase price will be allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Given the timing of the acquisitions, we have not yet determined the preliminary purchase price allocations for the transactions. Results of operations for both acquisitions will be included in our consolidated financial statements from the date of acquisition. Additionally, we plan to file the required historical financial statements and the required pro forma financial statements related to the CRYOPDP and MVE Acquisition on a Form 8-K/A to amend the Current Report on Form 8-K filed on October 1, 2020 by December 15, 2020

Total acquisition-related costs incurred in the three and nine months ended September 30, 2020 in connection with both acquisitions totaled $5.7 million and $7.4 million, respectively. These costs were charged to “General and administrative” in the condensed consolidated statements of operations.

Blackstone Private Placement

In connection with the MVE Acquisition, on October 1 , 2020 (the “Closing Date”), the Company completed a private placement with an investment vehicle of funds affiliated with The Blackstone Group Inc. (collectively, Blackstone), consisting of (i) 250,000 shares of a newly designated 4.0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred

Stock”), at a price of $1,000 per share, for $250,000,000, and (ii) 675,536 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) for $25,000,000, for an aggregate purchase price of $275,000,000. The Company paid Blackstone $1,000,000 as reimbursement for transactional expenses incurred in connection with the private placement at the Closing Date. Also, the Company incurred direct and incremental expenses of approximately $10,400,000, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Company allocated the net proceeds of $263,600,000 on a relative fair value basis to the Series C Preferred Stock and the Common Stock, resulting in allocated proceeds of $235,629,500 and $27,970,500, respectively.

The Series C Preferred Stock ranks senior to the shares of the Company’s Common Stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). The Series C Preferred Stock has the following rights, preferences and privileges:

Dividend Rights. Holders of the Series C Preferred Stock are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis.

Liquidation Preference. Upon a Liquidation, each share of Series C Preferred Stock is entitled to receive an amount per share equal to the greater of (i) $1,000 per share, plus all accrued and unpaid dividends and (ii) the amount that the Holders of the Series C Preferred Stock would have been entitled to receive at such time if the Series C Preferred Stock were converted into Common Stock (the ”Liquidation Preference”).

Conversion Features. The Series C Preferred Stock is convertible at the option of the Holders at any time into shares of Common Stock at a conversion price of $38.6152 per share and a conversion rate of 25.90 shares of Common Stock per share of Series C Preferred Stock. The maximum number of Common Stock that could be required to be issued if converted is 6,474,135 shares. The conversion price is subject to certain customary adjustments in the event of certain adjustments to the Company’s Common Stock, including stock dividends, splits, combinations, tender offers, and exchange offers.

After the second anniversary of the Closing Date, subject to certain conditions, the Company may at its option require conversion of all of the outstanding shares of the Series C Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date the Company notifies the Holders of the election to convert, the closing price of the Common Stock is at least 150% of the conversion price.

On the October 1, 2020 issuance date, the effective conversion price per share was less than the fair value of the underlying Common Stock and, as a result, the Company determined that there was a beneficial conversion feature on that date. The Company will recognize the resulting beneficial conversion feature amount of approximately $39 million as a deemed dividend, equal to the number of common shares into which the Series C Preferred Stock is convertible multiplied by the difference between the fair value of the Common Stock and the effective conversion price per share on that date. Because the Series C Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the dividend is reflected as a one-time, non-cash, deemed dividend to the Holders of the Series C Preferred Stock on the date of issuance.

Additionally, the Company determined that the nature of the Series C Preferred Stock is more akin to an equity instrument and that the economic characteristics and risks of the embedded conversion options are clearly and closely related to the Series C Preferred Stock. As such, the conversion options were not required to be bifurcated from the host under ASC 815, Derivatives and Hedging.

Since the paid-in-kind dividends are nondiscretionary, the Company will measure the beneficial conversion feature in the paid-in-kind dividend on the issuance date of the preferred stock and will record such amount when the paid-in-kind dividend is accrued.

Redemption Rights. The Company may redeem the Series C Preferred Stock for cash, as follows:

(i)	Within 6 months of the Closing Date, up to 50,000 shares of the Series C Preferred Stock at a price equal to 125% of the purchase price paid by plus any accrued and unpaid dividends.
(ii)

At any time beginning five years after the Closing Date (but prior to six years after the Closing Date), all of the Series C Preferred Stock at a price equal to 105% of the purchase price paid plus any accrued and unpaid dividends.

(iii)	At any time beginning six years after the Closing Date, all of the Series C Preferred Stock at a price equal to 100% of the purchase price paid plus any accrued and unpaid dividends.

If the Company does not have sufficient funds legally available to pay the repurchase price, then the Company is required to (a) pay the maximum amount of the repurchase price that can be paid out of funds legally available for payment, and (b) purchase any shares of the Series C Preferred Stock not purchased because of the foregoing limitations at the repurchase price as soon as practicable after the Company is able to make such purchase out of assets legally available for the purchase of such shares. if the Company fails to pay the repurchase price in full when due, then the Company will pay dividends on such shares not repurchased at a rate of 5.5% per annum until such shares are repurchased, payable quarterly in arrears.

Upon certain change of control events involving the Company, which must be approved by the Company’s Board of Directors, Holders of the Series C Preferred Stock have the right to require the Company to redeem all or any part of the Holders’ Series C Preferred Stock for an amount equal to the Liquidation Preference plus any accrued and unpaid dividends.

The Company evaluated the Series C Preferred Stock for liability or equity classification under the applicable accounting guidance including ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Series  C Preferred Stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the convertible preferred shares are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series C Preferred Stock would be recorded as permanent equity given that they are not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within control of the Company.

The Company also evaluated the embedded put and call options within the Series C Preferred Stock in accordance with the accounting guidance for derivatives to determine if bifurcation is required. The Company determined that the economic characteristics and risks of the embedded put and call options are not clearly and closely related to the Series C Preferred Stock. Therefore, the Company assessed the put and call options further and determined they did not meet the definition of a derivative under ASC 815.

Under the same analysis, the Company determined that the economic characteristics and risks of the embedded participating dividend feature are considered clearly and closely related to the equity host. Accordingly, the participating dividend feature is not required to be bifurcated under ASC 815. Also, the Company determined that the value of the contingent dividend feature is minimal and insignificant relative to the other components of the Series C Preferred Stock due to the circumstances surrounding the scenarios under which the provision would be triggered.

Voting Rights. Holders of the Series C Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on an as-converted basis, subject to certain Nasdaq voting limitations, if applicable. Also, the consent of the Holders of a majority of the outstanding shares of the Series C Preferred Stock is required with respect to (i) amendments to the Company’s organizational documents that have an adverse effect on the Holders of the Series C Preferred Stock, and (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series C Preferred Stock. Holders of the Series C Preferred Stock have the right to nominate for election one member to the board of directors of the Company for so long as they hold 66.67% of the Series C Preferred Stock.

Registration Rights. Holders of the Series C Preferred Stock have certain customary registration rights with respect to the Series C Preferred Stock and the shares of common stock into which they are converted, pursuant to the terms of a registration rights agreement. The Company is required to file within 90 days of the Closing Date, and use its commercially reasonable efforts to cause to go effective as promptly as practicable, a registration statement covering the sale or distribution of Common Stock issued or issuable upon conversion of the Series C Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 10, 2020  ,our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 8, 2020, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the SEC on August 10, 2020, and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2020 (unaudited) and the consolidated balance sheet as of December 31, 2019 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three months ended September 30, 2020 and 2019, and cash flows for the three and nine months ended September 30, 2020 and 2019 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Novartis. In May 2017, we signed an agreement with Novartis Inc. to manage the global clinical and commercial shipments of its CAR-T cell therapies, including the commercial launch of CAR-T cell therapy, KYMRIAH® (CTL019), for children and young adults with B-cell ALL that is refractory or has relapsed at least twice. On August 30, 2017 Novartis received from the FDA the first ever CAR-T cell approval for the first indication of KYMRIAH®.  Subsequently on May 1, 2018, the FDA approved KYMRIAH® for the treatment of adult patients with relapsed/refractory DLBCL. Thereafter, Novartis announced that KYMRIAH® was approved for both ALL and DLBCL by the EU on August 27, 2018. As of September 30, 2020 Novartis, has qualified 260 treatment centers in over 26 countries worldwide have coverage for at least one indication of KYMRIAH®.  Novartis reported Q3 2020 revenue of $122 million from KYMRIAH® compared to $79 million for Q3 2019  During the first quarter of 2020 KYMRIAH® received the FDA Regenerative Medicine Advanced Therapy designation for the treatment of follicular lymphoma and they expect to submit a filing for commercial approval in 2021.  On October 30, 2020 Novartis announced the receipt of marketing authorization from Japan’s Ministry of Health, Labor and Welfare for Foundation for Biomedical Research and Innovation at Kobe to manufacture and supply commercial KYMRIAH® for patients in Japan.  The approval is the first and only approved commercial manufacturing site for CAR-T therapies in Asia.  Under our agreement with Novartis, Cryoport provides its full platform of cryogenic packaging and shipping using its Cryoport Express® Shippers, monitoring using its SmartPakTM Condition Monitoring System technology and communications and information recording using its Cryoportal® Logistics Management Platform to manage shipments from the Novartis manufacturing sites to their clinical and commercial sites for patient administration globally. In October 2020, the agreement was further amended and extended, subject to certain termination and extension provisions.

Kite/Gilead. In July 2017, we signed an agreement with Kite Pharmaceuticals Inc. (a subsidiary of Gilead Sciences) to manage the clinical and commercial shipments of its CAR-T cell therapy, YESCARTA® (Axicabtagene Ciloleucel). On October 18, 2017, YESCARTA® became the first CAR-T therapy approved by the FDA for the treatment of adult patients with relapsed or refractory large B-cell lymphoma. Additionally, YESCARTA® received EU approval on August 27, 2018 for relapsed/refractory DLBCL and PMBCL.  As of the end of Q3 2020, Kite had 180 certified centers authorized to treat patients globally.  Gilead reported Q3 2020 revenue of $138 million from YESCARTA® compared to $156 million for Q2 2020.  In addition to YESCARTA®, Kite filed for regulatory approval in the United States of KTE-X19 for the treatment of mantle cell lymphoma in the fourth quarter of 2019.  On July 24, 2020 KTE-X19 was approved by the FDA and branded commercially as TECARTUSTM.  TECARTUSTM generated $9 million of revenue for Gilead in the third quarter of 2020.  On October 16, 2020 TECARTSTM was granted approval by the European Medicines Agency.   Under our agreement with Kite, we provide our platform of cryogenic packaging and shipping using our Cryoport Express® Shippers, monitoring using our SmartPakTM Condition Monitoring System technology and communications and information recording using our Cryoportal® Logistics Management Platform to manage shipments from the Kite manufacturing sites to their clinical and commercial sites of patient administration globally. In April 2020, the agreement was further amended and extended, subject to certain termination and extension provisions.

bluebird bio. We are currently supporting bluebird bio’s clinical and commercial activity with our platform of temperature-controlled logistics solutions. On June 3, 2019, the EU approved ZYNTEGLO® for patients 12 years and older with certain forms of Transfusion-Dependent BetaThalassemia (TDT).  On November 4, 2020 bluebird bio announced that they expect to treat their first commercial patients in the fourth quarter of 2020 in Germany. bluebird bio has initiated the rolling BLA submission for approval of ZYNTEGLO® in the U.S. and has indicated that it is planning to complete the BLA submission in mid-2021.  Bluebird bio has four other products in its pipeline that are progressing toward commercial approval.  On October 2nd, 2020 bluebird bio announced the European Medicines Agency (EMA) accepted its marketing authorization application for investigational elivaldogene autotemcel (eli-cel) gene therapy for the treatment of patients with cerebral adrenoleukodystrophy (CALD). In July, the CHMP of the EMA granted an accelerated assessment to eli-cel, potentially reducing the active review time of the MAA from 210 days to 150 days. Also on November 4, 2020 bluebird bio announced that based on continued and ongoing discussions with the FDA in the context of bluebird bio’s Fast

Track and Breakthrough Therapy designations, the company intends to seek approval for all patients with transfusion dependent β-thalassemia across all genotypes. The company remains on track to complete the rolling BLA submission for betibeglogene autotemcel (beti-cel; formerly LentiGlobin™ for β-thalassemia) in mid-2021.  On September 22, 2020, bluebird bio and BMS announced that the U.S. FDA has accepted for Priority Review their BLA for idecabtagene vicleucel (ide-cel; bb2121), the companies’ investigational B-cell maturation antigen (BCMA)-directed chimeric antigen receptor (CAR) T cell immunotherapy. The FDA has set a Prescription Drug User Fee Act (PDUFA) goal date of March 27, 2021.  On November 4th, 2020 bluebird bio announced plans to complete a BLA submission to the U.S. FDA for LentiGlobin for sickle cell disease (bb1111) in 2022.

Lonza. On November 15, 2019, Cryoport announced a partnership with Lonza. Lonza sites in Portsmouth, NH (USA) and Singapore (SG) provide clinical and commercial manufacturing, while Pearland, TX (USA) and Geleen/Maastricht (NL) offer integrated cell and gene therapy services that include process/analytical development, as well as clinical and commercial manufacturing.  Cryoport’s global logistics network of facilities almost mirrors the Lonza network, which enables elevated response times and customer service.  Integrating Cryoport's logistics and bioservices solutions with Lonza's manufacturing services and expertise will ensure a trusted and seamless supply chain and drive efficiencies in delivering innovative medicines to patients.  Lonza has grown to become a top ten customer.  The ultimate goal of the partnership is to provide fully integrated solutions including, but not limited to, co-location of manufacturing, bioservices and distribution facilities to improve and enhance responsiveness and optimized product workflow, automated data management providing integrated data entry, and process optimization that reduces risk, increases transparency and improves certainty.

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

Impact of COVID-19

In late 2019, a novel strain of coronavirus that causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic.  Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders. Many countries around the world have also implemented the temporary closure of non-essential businesses and other material limitations on the conduct of business. As a provider of life saving therapies, Cryoport is deemed to be an essential business and has remained fully open and operational.  However, the full extent and duration of this pandemic is still unknown at this point and the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. Accordingly, there is significant uncertainty related to the ultimate impact that this global pandemic will have on the results of our operations.

For example, several life sciences companies, including some of our clients, announced earlier this year the temporary suspension of clinical studies and trials as well as other COVID-19 related risks that may impact their preclinical and clinical trials, including delays in patient enrollment or difficulties in initiating or expanding clinical trials, interruption of clinical trial activity, and diversion of healthcare resources to focus on COVID-19 activities. While some of these temporary suspensions and restrictions have been lifted, these may be reinstated, and other measures may be implemented. In addition, with respect to the impact of the pandemic on the reproductive medicine market, the American Society for Reproductive Medicine (ASRM) and European Society of Human Reproduction and Embryology (ESHRE) both issued recommendations in March of 2020 to temporarily defer fertility treatments and related activities. Both organizations have since updated and recently reaffirmed their recommendation to gradually and judiciously resume activities. While these actions have negatively impacted our revenue in the markets we serve temporarily, we cannot determine the longer-term impact at this point. A number of public announcements by government and clients indicate a regional or partially reinstating of COVID-19 related restrictions and while we have experienced revenue ramping back up gradually over time, this may be curtailed by new restrictions. Further, virus containment efforts as a result of governmental actions or policies or other initiatives could lead to further disruption in the supply chain and as a result, we may have difficulties sourcing equipment or incur additional direct costs to provide our solutions.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	($ in 000’s)
Revenues	$11,172	$9,583	$1,589	16.6%
Cost of revenues	(5,117)	(4,956)	(161)	3.2%

Gross margin	6,055	4,627	1,428	30.9%
General and administrative	(10,794)	(9,377)	(1,417)	15.1%
Sales and marketing	(3,682)	(5,962)	2,280	(38.2)%
Engineering and development	(2,312)	(1,640)	(672)	40.9%
Interest expense	(1,081)	(248)	(833)	335.4%
Other income, net	367	133	234	175.0%
Provision for income taxes	29	(2)	31	(1,641.1)%
Net loss	$(11,418)	$(12,469)	$1,051	(8.4)%

The following table shows total revenue by reportable segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	($ in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$8,413	$7,460	$953	12.8%
Reproductive medicine	1,189	735	454	61.6%
Animal health	223	219	4	1.8%
Total Global Logistics Solutions	9,825	8,414	1,411	16.8%
Global Bioservices	1,347	1,169	178	15.3%

Total revenues	$11,172	$9,583	$1,589	16.6%

Revenues. Revenues increased $1.6 million or 16.6% to $11.2 million for the three months ended September 30, 2020, as compared to $9.6 million for the three months ended September 30, 2019. Biopharmaceutical revenue increased $953,200 or 12.8%, to $8.4 million for the three months ended September 30, 2020 as compared to $7.5 million for the three months ended September 30, 2019. This increase was primarily driven by the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers. During the three months ended September 30, 2020, we added approximately 34 new biopharma clients and added 26 clinical trials, net of completed or terminated trials, of which 11 trials were in the Americas, 11 in EMEA and 4 in APAC. We now support 517 clinical trials (411 in the Americas, 83 in EMEA and 23 in APAC) compared to 425 clinical trials supported as of September 30, 2019 (360 in the Americas, 55 in EMEA and 10 APAC). The number of Phase III clinical trials supported increased to 66 trials as of September 30, 2020 (47 in the Americas, 18 in EMEA, 1 in APAC). This compares to 54 Phase III trials (41 in the Americas, 12 in EMEA and 1 APAC) supported as of September 30, 2019. This increased activity in the clinical trial space is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized. Commercial revenue decreased to $2.4 million for the three months ended September 30, 2020 as compared to $2.6 million for the three months ended September 30, 2019.  The decrease in commercial revenue is a result of one of our clients completing the transition of its regional manufacturing to Europe resulting in shorter transportation routes and a reduction in transport-related costs compared to prior periods. Revenues in the reproductive medicine market increased $453,300 to $1.2 million or 61.6% for the three months ended September 30, 2020, as compared to $735,400 in the same period in 2019. This increase is a result of global adjustments to COVID-19 restrictions which allowed many fertility clinics to resume its operations, leading to a significant ramp in Reproductive Medicine revenue in the third quarter of 2020. Our revenue from animal health remained relatively flat. Global Bioservices revenue increased $178,500 to $1.3 million or 15.3% for the three months ended September 30, 2020, as compared to $1.2 million in the same period in 2019, driven by new client onboarding.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2020 was 54.2% of revenues, as compared to 48.3% of revenues for the three months ended September 30, 2019. The increase in gross margin by almost five percentage points was primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.  Cost of revenues increased $160,600, or 3.2%, to $5.1 million for the three months ended September 30, 2020, as compared to $5.0 million in the same period in 2019.  The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers.

General and administrative expenses. General and administrative expenses increased $1.4 million for the three months ended September 30, 2020 or 15.1% as compared to the same period in 2019. This increase is primarily due to $5.7 million in consulting and legal services related to strategic initiatives, an increase in wages and associated employee costs of $1.1 million, which includes $154,000 in recruiting and relocation expenses, an increase of $212,500 for public company related expenses (including legal, audit and internal control audit fees), an increase in facility and other overhead allocations of $165,600, and an increase in insurance premiums of $71,000. These increases were partially offset by an overall decrease in stock-based compensation of $5.8 million which primarily relates to $6.2 million of accelerated vesting for certain stock option awards during the third quarter of 2019 as a result of meeting defined financial targets and a decrease of $43,000 for travel and lodging expenses.

Sales and marketing.  Sales and marketing expenses, which includes logistics operations, decreased $2.3 million or 38.2% which is primarily due to a decrease of $2.9 million in stock compensation expense of which $3.4 million relates to the accelerated vesting for certain stock option awards during the third quarter of 2019 as a result of meeting defined financial targets, a decrease in facility and other overhead allocations of $247,900, and a decrease of $125,600 for travel and lodging expenses. These decreases were partially offset by an increase in wages and associated employee costs of $848,700 and an increase in marketing related activities of $145,400.

Engineering and development expenses. Engineering and development expenses increased $671,200 or 40.9% for the three months ended September 30, 2020, as compared to the same period in 2019. The increase is primarily due to an increase of $1.2 million in consulting costs directed at further enhancing our logistics solutions and $440,700 in wages and associated employee costs to add software development and engineering resources.  These increases were partially offset by a decrease in stock-based compensation expense of $657,700 of which $873,000 relates to the accelerated vesting for certain stock option awards during the this quarter of 2019 as a result of meeting defined financial targets, a decrease in development, testing and prototype expense of $162,100, and a decrease in facility and other overhead allocations of $112,600. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® Shipper fleet with new and innovative technologies. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Interest expense.  Interest expense increased $833,100 for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 as a result of the 3% convertible senior notes issued in May 2020.

Other income, net.  Other income, net for the three months ended September 30, 2020 as compared to the same period in 2019,  increased by $233,600 due to investment interest and dividend income on our cash and cash equivalents and short-term investments, and foreign exchange gains.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019:

The following table summarizes certain information derived from our condensed consolidated statements of operations:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	($ in 000’s)
Revenues	$30,335	$24,700	$5,635	22.8%
Cost of revenues	(13,895)	(12,280)	(1,615)	13.1%

Gross margin	16,440	12,420	4,020	32.4%
General and administrative	(20,557)	(15,332)	(5,225)	34.1%
Sales and marketing	(10,056)	(11,213)	1,157	(10.3)%
Engineering and development	(5,991)	(2,671)	(3,320)	124.3%
Interest expense	(1,482)	(921)	(561)	60.9%
Other income , net	537	344	193	55.8%
Provision for income taxes	(54)	(11)	(43)	407.0%
Net loss	$(21,163)	$(17,384)	$(3,779)	21.7%

The following table shows total revenue by reportable segment for the nine months ended September 30,2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	($ in 000’s)
Global Logistics Solutions:
Biopharmaceutical	$23,214	$20,059	$3,155	15.7%
Reproductive medicine	2,551	2,191	360	16.5%
Animal health	664	705	(41)	(5.9)%
Total Global Logistics Solutions	26,429	22,955	3,474	15.1%
Global Bioservices	3,906	1,745	2,161	123.8%

Total revenues	$30,335	$24,700	$5,635	22.8%

Revenues. Revenues increased $5.6 million or 22.8% to $30.3 million for the nine months ended September 30, 2020, as compared to $24.7 million for the nine months ended September 30, 2019. This increase was primarily driven by the ramp in commercial revenue from the therapies launched by Novartis and Kite/Gilead in late 2017, the continuing increase in the number of biopharmaceutical customers utilizing our services and the increase in clinical trials supported for these customers, offset by the impact of the COVID-19 pandemic that led to the suspension of a meaningful number of clinical trials late during the first quarter and during the second quarter of 2020. Biopharmaceutical revenue increased $3.2 million or 15.7%, to $23.2 million for the nine months ended September 30, 2020 as compared to $20.1 million for the nine months ended September 30, 2019. Commercial revenue increased to $7.9 million for the nine months ended September 30, 2020 as compared to $5.9 million for the nine months ended September 30, 2019.  During the nine months ended September 30, 2020, we added approximately 84 new biopharma clients and added 81 clinical trials, net of completed or terminated trials, of which 50 trials were in the Americas, 22 in EMEA and 9 in APAC.

We now support 517 clinical trials (411 in the Americas, 83 in EMEA and 23 in APAC) compared to 425 clinical trials supported as of September 30, 2019 (360 in the Americas, 55 in EMEA and 10 APAC). The number of Phase III clinical trials supported increased to 66 trials as of September 30, 2020 (47 in the Americas, 18 in EMEA, 1 in APAC). This compares to 54 Phase III trials (41 in the Americas, 12 in EMEA and 1 APAC) supported as of September 30, 2019. we expect the increased activity in the clinical trial space will drive future revenue growth as clinical trials advance and resulting therapies are commercialized. Revenues in the Reproductive Medicine market increased by 16.5% for the nine months ended September 30, 2020, as compared to the same period in 2019, driven by the increased demand for our solutions during the third quarter of 2020. Our revenue from Animal Health decreased by 5.9% for the nine months ended September 30, 2020, as compared to the same period in 2019 as a result of the COVID-19 pandemic and its effects on this market during the first half of 2020.  Global Bioservices revenue was $3.9 million for first nine months of 2020 as a result of the acquisition of the Cryogene business in May 2019.

Gross margin and cost of revenues.  Gross margin for the nine months ended September 30, 2020 was 54.2% of revenues, as compared to 50.3% of revenues for the nine months ended September 30, 2019. The increase in gross margin by almost four percentage points was primarily due to the increased business volume and pricing adjustments combined with a reduction in freight as a percentage of revenues and a decrease of fixed manufacturing costs. Our cost of revenues are primarily comprised of freight charges, payroll and associated expenses related to our global logistics centers, third-party charges for our European and Asian staging centers in the Netherlands and Singapore, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.  Cost of revenues increased $1.6 million, or 13.1%, to $13.9 million for the nine months ended September 30, 2020, as compared to $12.3 million in the same period in 2019.  The increase in cost of revenues was primarily due to freight charges from the increased volume of shipments and an increase in operating costs for our global logistics centers.

General and administrative expenses.  General and administrative expenses increased $5.2 million for the nine months ended September 30, 2020 or 34.1% as compared to the same period in 2019. This increase is primarily due to $7.4 million in consulting and legal services related to strategic initiatives, an increase in wages and associated employee costs of $2.1 million of which $274,200 is relates to recruiting and relocation expenses, an increase in facility and other overhead allocations of $1.0 million, an increase in insurance premiums of $253,700, an increase in patent legal fees of $120,300 and an increase of $86,200 for public company related expenses (including legal, audit and internal control audit fees). These increases were partially offset by an overall decrease in stock-based compensation of $5.6 million which relates to the $6.2 million of accelerated vesting for certain stock option awards during the third quarter of 2019 as a result of meeting defined financial targets, and a decrease of $100,800 for travel and lodging expenses.

Sales and marketing. Sales and marketing expenses, which includes logistics operations, decreased $1.2 million or 10.3% for the nine months ended September 30, 2020 and is primarily due to a decrease in  stock-based compensation of $2.8 million which relates to the $3.4 million of accelerated vesting for certain stock option awards during the third quarter of 2019 as a result of meeting defined financial targets, a decrease of $301,600 for travel and lodging expenses, and a decrease in facility and other overhead allocations of $82,600. These decreases were partially offset by an increase in wages and associated employee costs of $1.8 million, and an increase of $163,700 in marketing and advertising promotions.

Engineering and development expenses. Engineering and development expenses increased $3.3 million or 124.3% for the nine months ended September 30, 2020, as compared to the same period in 2019. This increase is primarily due to an increase of $3.1 million in consulting expenses directed at further enhancing our logistics solutions, and an increase of $919,400 in wages and associated employee costs to add software development and engineering resources of which $74,500 relates to recruiting and relocation expenses, These increases were partially offset by an overall decrease in stock-based compensation of $567,800 which relates to the $873,000 of accelerated vesting for certain stock option awards during the third quarter of 2019 as a result of meeting defined financial targets, a decrease in development, testing and prototype expense of $158,600 and a decrease in facility and other overhead allocations of $66,600. We continually strive to improve and expand the features of our Cryoport Express® Solutions. Our primary developments are directed towards facilitating the safe, reliable and efficient shipment of life science commodities through innovative and technology-based solutions. We supplement our internal engineering and development resources with subject matter experts and consultants.

Interest expense.  Interest expense increased $561,200 for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the 3% senior convertible notes issued in May 2020.

Other income, net.  Other income, net for the nine months ended September 30, 2020 as compared to the same period in 2019,  increased by $192,300 due to investment interest and dividend income on our cash and cash equivalents and short-term investments, and foreign exchange gains partially offset by net investment losses for the period.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash and cash equivalents of $162.0 million, $41.0 million in short-term investments and had working capital of $199.5 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the nine months ended September 30, 2020, we used $5.2 million of cash for operations primarily as a result of the net loss of $21.2 million offset by non-cash expenses of $9.7 million comprised of $6.4 million of stock-based compensation, $804,800 of realized losses on our equity securities, $2.5 million of depreciation and amortization, $247,600 amortization of the debt discount, $213,900 loss on disposal of fixed assets, and $64,000 increase in the bad debt reserve. This loss was partially offset by an unrealized gain on equity securities of  $437,800.  Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts payable and accrued expenses of $7.0 million, and an increase in accounts receivable of $749,300.

Net cash provided by investing activities of $748,000 during the nine months ended September 30, 2020 was primarily due to the $136.3 million purchase of short-term investments, and $5.1 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, SmartPak IITM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $142.3 million.

Net cash provided by financing activities totaled $119.1 million during the nine months ended September 30, 2020, primarily as a result of  net proceeds of $111.3 million from the issuance of 3% convertible senior notes issued in May 2020 and $8.3 million in proceeds from the exercise of stock options and warrants.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

As permitted by SEC guidance for newly acquired businesses, management’s assessment of our disclosure controls and procedures did not include an assessment of the controls and procedures of Cryogene, which was acquired on May 14, 2019. Cryogene accounted for approximately 10.7% of our total assets as of September 30, 2020 and 12% and 13% of our total revenues for the three and nine months ended September 30, 2020,respectively.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

The following risk factors could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

Risks Related to Our Business Combinations

The MVE Biological Solutions and CRYOPDP acquisitions have resulted in organizational change and significant growth to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The MVE Biological Solutions and CRYOPDP acquisitions have resulted in significant growth in our operations and personnel, adding approximately 460 employees to our headcount, bringing our total headcount as of October 30, 2020 to approximately 600 employees, adding significant operations in the US, Europe and Asia, while expanding our product offerings into new temperature-controlled ranges and cryogenic equipment. We will continue to incur significant expenditures and the allocation of management time to assimilate the MVE Biological Solutions and CRYOPDP businesses in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong relationships with both our existing and new customers, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

The actual impact of the MVE Biological Solutions and CRYOPDP acquisitions on our financial results may be worse than the assumptions we have used.

We have made certain assumptions relating to the impact on our financial results of the MVE Biological Solutions and CRYOPDP acquisitions. These assumptions relate to numerous matters, including the acquisition costs, including transaction and integration costs, and other financial and strategic risks of the acquisitions. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the perceived benefits from the acquisitions may not be realized.

The integration and operation of acquired businesses, including MVE Biological Solutions and CRYOPDP, may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions.

Integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business, such as MVE Biological Solutions and CRYOPDP, and difficulties in the convergence of systems and processes, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. In particular, the integration of businesses the size of MVE Biological Solutions and CRYOPDP into our business may be more difficult and time consuming than anticipated, and we may be unable to achieve the expected synergies and operating efficiencies within the expected time frames or at all. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

Additionally, potential acquisition opportunities become available to us from time to time, and we periodically engage in discussions or negotiations relating to potential acquisitions, including acquisitions that may be material in size or scope to our business. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

●	Any business acquired may not be integrated successfully and may not prove profitable;
●	The price we pay for any business acquired may overstate the value of that business or otherwise be too high;
●	Liabilities we take on through the acquisition may prove to be higher than we expected;
●	We may fail to achieve acquisition synergies; or
●	The focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses.

Acquisitions and strategic investments and alliances may also require us to integrate and collaborate with a different company culture, management team, business model, business infrastructure and sales and distribution methodology and assimilate and retain geographically dispersed, decentralized operations and personnel. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including introducing new products and meeting revenue targets as expected, the retention of key employees and key customers, increased exposure to certain governmental regulations and compliance requirements and increased costs and use of resources. Further, the integration of acquired businesses is likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations.

Even if we are able to successfully integrate acquired businesses, we may not be able to realize the revenue and other synergies and growth that we anticipated from the acquisition in the time frame that we expected, and the costs of achieving these benefits may be higher than what we expected. As a result, the acquisition and integration of acquired businesses may not contribute to our earnings as expected and we may not achieve the other anticipated strategic and financial benefits of such transactions.

Risks Related to Our Business

Our products and services may contain errors or defects, which could result in damage to our reputation, lost revenues, diverted development resources and increased service costs, litigation and product recalls.

Our products and services must meet stringent requirements and we must develop our products and services solutions quickly to keep pace with the rapidly changing market. Product and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new equipment or versions of our software are released. If our product and services are not free from errors or defects, we may incur an injury to our reputation, lost revenues, diverted development resources, increased customer service and support costs, product recalls and litigation. The costs incurred in correcting any product errors or defects may be substantial and could adversely affect our business, results of operations and financial condition.

Due to the low temperatures at which some of our products are used  and the fact that some of our products are relied upon by our customers or end users in their facilities or operations or are manufactured for relatively broad medical, transportation, or consumer use, we face an inherent risk of exposure to claims (which MVE Biological Solutions has been subject to from time to time and some of which were substantial) in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property or sample damage, or economic loss. For example, during 2019, MVE Biological Solutions’ products were the subject of numerous lawsuits (including purported class action lawsuits filed in the U.S. District Court for the Northern District of California) with respect to the alleged failure of a stainless steel cryobiological storage tank at the Pacific Fertility Center in San Francisco, California. In addition, Cryogene specializes in the secure storage of biological specimens, materials and samples covering the full range of temperatures from cryogenic through controlled room temperature. Any damage to these specimens, materials and samples may be attributed to a failure of Cryogene’s storage systems or services, which could lead to claims for damages made by customers and could also harm our relationship with customers and damage our reputation in the life sciences industry, resulting in material harm to our business. Although we currently maintain product liability coverage, which we believe is adequate for product liability claims and for the continued operation of our business, it includes customary exclusions and conditions, it may not cover certain specialized applications and it generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition, and adversely affect our results of operations.

In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things, costs of litigation, distraction of management’s attention from our primary business, the inability to commercialize our existing or new products, decreased demand for our products or, if cleared or approved, products in development, damage to our business reputation, product recalls or withdrawals from the market, withdrawal of clinical trial participants, substantial monetary awards to patients or other claimants, or loss of revenue.

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Additionally, any recall could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products. Though it may not be possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations.

Additionally, for some of our products we offer a limited warranty for product returns which are due to defects in quality and workmanship. We attempt to estimate our potential liability for future product returns and establish reserves on our financial statements in amounts that we believe will be sufficient to address our warranty obligations; however, our actual liability for product returns may significantly exceed the amount of our reserves. If we underestimate our potential liability for future product returns, or if unanticipated events result in returns that exceed our historical experience, our financial condition and operating results could be materially and adversely affected.

The recent global pandemic caused by COVID-19 has already and may continue to adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders. Many countries around the world have also implemented the temporary closure of non-essential businesses and other material limitations on the conduct of business. As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance and results of operations have been adversely affected as a result of reduced demand for our services in all markets and may be adversely impacted in a number of ways, including, but not limited to, the following:

●	disruptions to our operations, including a shutdown of one or more of our global logistics centers or our biostorage facility that may occur if our employees become infected with COVID-19; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our research and development activities, engineering, design and manufacturing processes and other important business activities;
●	reduced demand for our products and services due to disruptions to the businesses and operations of our customers, which may, in particular, result from lower volumes of clinical studies and trials or reduced activity in the reproductive medicine markets due to social distancing restrictions; and reduction in our animal health market due to reduced demand;
●	interruptions, unavailability or delays in global shipping to transport our products;
●	a slowdown or stoppage in the supply chain for our products;
●	limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;
●	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities; and
●	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions, as well as negatively impact our stock price.

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

The potential effects of COVID-19 may also impact and potentially heighten many of our other risk factors discussed in this Part I, Item 1A, in this Quarterly Report on Form 10-Q. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

As an increasingly global business, we are exposed to economic, political, and other risks in different countries which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates, exchange controls and currency restrictions;
●	changes in a specific country’s or region’s political, social or economic conditions;
●	civil unrest, turmoil or outbreak of disease or illness, such as COVID-19, in any of the countries in which we sell our products or in which we or our suppliers operate;
●	tariffs, other trade protection measures, and import or export licensing requirements;
●	potentially negative consequences from changes in U.S. and international tax laws;
●	difficulty in staffing and managing geographically widespread operations;
●	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
●	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
●	restrictions on our ability to repatriate dividends from our foreign subsidiaries;
●	difficulty in collecting international accounts receivable;
●	difficulty in enforcement of contractual obligations under non-U.S. law;
●	transportation delays or interruptions; and
●	changes in regulatory requirements including as it relates to protection of our intellectual property.

We will have difficulty increasing our revenues if we experience delays, difficulties or unanticipated costs in establishing the sales, marketing and distribution capabilities necessary to successfully commercialize our solutions.

We plan to further enhance our sales, marketing and distribution capabilities in the Americas, EMEA, and APAC, including through our recent acquisitions of MVE Biological Solutions and CryoPDP, which expands our sales, marketing and distribution capabilities in these regions. It will be expensive and time-consuming for us to develop and integrate our global marketing and sales network and thus we intend to further broaden our strategic alliances with domestic and international providers of shipping services and other solutions providers to the life sciences industry to incorporate use of our platform of solutions in their service offerings. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with others to promote our solutions. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our solutions, thereby exposing us to potential expenses in exiting such distribution agreements. We, and any of our alliance partners, must also market our services in compliance with federal, state, local and international laws relating to the provision of incentives and inducements. Violation of these laws can result in substantial penalties. Therefore, if we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our alliance partners fail to promote our solutions, we will have difficulty increasing our revenues and the revenue may not off-set the additional expense of expansion.

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

We offer our solutions to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete, involving multiple levels of approval, prior to a company fully adopting our platform and products. The logistics management of many companies is decentralized adding to the time needed to effect adaptation of our solutions. In addition, any such adoption may be on a gradual basis such that the customer progressively ramps up use of our solutions following adoption. The slow adoption process continues to adversely affect our ability to increase revenues.

We depend on the availability of certain component products used in our solutions; if we experience delays in the procurement of components manufactured by third parties, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to procure sufficient components used in our products from our third-party manufacturers, we may be unable to deliver our solutions to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently acquire various component parts for our solutions from various independent manufacturers, some of which are sole sourced. We would likely experience significant delays or cessation in producing some of these components if a labor strike, natural disaster, public health crisis or other supply disruption were to occur at any of our main suppliers. If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in significant increase in costs. To date, we have not experienced any material delay that has adversely impacted our operations, but this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability.

We expect to base our equipment and inventory purchasing decisions on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

As our customer base increases, we expect the need to purchase additional equipment and inventory. Our forecasts will be based on multiple assumptions, each of which may cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to rush the manufacture and delivery of additional products. If we underestimate customers’ demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may purchase more equipment and inventory than we are able to use or sell at any given time or at all. As a result of our failure to properly estimate demand for our products, we could have excess or obsolete equipment and/or inventory, resulting in a decline in the value of our equipment and/or inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage our equipment purchases and inventory relative to demand would adversely affect our operating results.

If we suffer a loss to our factories, facilities or distribution system due to factors outside of our control our operations could be seriously harmed.

We rely on our distribution system including third-party shipment and carrier services to transport our shippers containing biological material. These third-party operations could be subject to natural disasters, adverse weather conditions, other business disruptions, and carrier error, which could cause delays in the delivery of our shippers, which in turn could cause serious harm to the biological material being shipped. As a result, any prolonged delay in shipment, whether due to technical difficulties, power failures, break-ins, destruction or damage to carrier facilities as a result of a natural disaster, fire, or any other reason, could result in damage to the contents of the shipper.

Additionally, our facilities and distribution system may be subject to catastrophic loss due to fire, flood, terrorism, increasing severity or frequency of extreme weather events, or other natural or man-made disasters. Certain components of our key product are manufactured in China and the extent to which our ability to produce products is affected by COVID-19 will largely continue to depend on future developments, which are highly uncertain and cannot be accurately predicted. Additionally, we operate facilities in Irvine, California, Livingston, New Jersey, Ball Ground, Georgia, New Prague, Minnesota, Houston, Texas and Hoofddorp, Netherlands, some of which specialize in the secure storage of biological specimens, materials and samples. If natural disasters or similar events, like hurricanes, fires or explosions or large-scale accidents or power outages, were to occur that prevented us from using all or a significant portion of these facilities, damaged critical infrastructure or our customers’ biological samples, or otherwise disrupted operations at such facility, this could affect our ability to maintain ongoing operations and cause us to incur significant expenses. Insurance coverage may not be adequate to fully cover losses in any particular case.

Our products and services may expose us to liability in excess of our current insurance coverage.

Our platform of products and services involve significant risks of liability, which may substantially exceed the revenues we derive from them. We cannot predict the magnitude of these potential liabilities. We currently maintain general liability insurance and product liability insurance. Claims may be made against us that exceed the limits of these policies.

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

We expect to continue to experience significant and increasing levels of competition in the future. While there are technological and marketing barriers to entry, we cannot guarantee that these barriers will be sufficient to defend our market share against current and future competitors. Our principal competitive considerations in our market include:

●	financial resources to allocate to proper marketing and an appropriate sales effort;
●	acceptance of our solutions model;
●	acceptance of our solutions including per use fee structures and other charges for services;
●	keeping up technologically with ongoing development of enhanced features and benefits;
●	reductions in the delivery costs of competitors’ solutions;
●	the ability to develop and maintain and expand strategic alliances;
●	establishing our brand name;
●	our ability to deliver our solutions to our customers when requested;
●	our timing of introductions of new solutions, and services; and
●	financial resources to support working capital needs and required capital investments in infrastructure.

Our future revenue stream depends to a large degree on our ability to bring new solutions and services to market on a timely basis. We generally sell our products in industries that are characterized by increased competition through frequent innovation, rapid technological changes and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services may become obsolete over time, in which case our revenue and operating results could suffer.

There may also be other companies which are currently developing competitive products and services or which may in the future develop technologies and products that are comparable, superior or less costly than our own. For example, some specialty couriers and packaging manufacturers with greater resources currently provide temperature controlled packaging solutions and may develop other products or solutions in the future, both of which compete with our products. A competitor that has greater resources than us may be able to develop and expand their networks and product offerings more quickly, devote greater resources to the marketing and sale of their solutions and adopt more aggressive pricing policies. We may not be able to successfully compete with a competitor that has greater resources and such competition may adversely affect our business.

If we successfully develop products and/or services, but those products and/or services do not achieve and maintain market acceptance, our business will not be profitable.

The degree of acceptance of our platform of our existing products or any future products or services by our current target markets, and any other markets to which we attempt to sell our products and services, and our profitability and growth will depend on a number of factors including, among others, our shippers’ ability to perform and preserve the integrity of the materials shipped, relative convenience and ease of use of our shippers and/or Cryoportal®, availability of alternative products or new technologies that make our solutions offering less desirable or competitive, pricing and cost effectiveness, effectiveness of our or our collaborators’ sales and marketing strategy and the adoption cycles of our targeted customers.

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

We are dependent on third parties for the continued development and maintenance of our Cryoportal® software.

Our proprietary Cryoportal® is a logistics platform software used by our customers, business partners and client care team to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. The continued development of the Cryoportal® platform is in part contracted to outside software development companies. If these companies become unable or unwilling to continue work on scheduled projects, and an alternative software development company cannot be secured, we may not be able to implement needed enhancements to the system. Failure to proceed with enhancements to the system would adversely affect our ability to generate new business and serve existing customers, resulting in a reduction in revenue.

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

Changes in U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Our international operations and transactions also depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The current U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

As a result of recent policy changes of the U.S. presidential administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.

We, along with our customers, are subject to various international governmental regulations. Compliance with or changes in such regulations may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

We, along with our customers, are subject to various significant international, federal, state and local regulations, including but not limited to regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, as a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, sensitive and/or patient health data in the course of our business. The EU's General Data Protection Regulation (“GDPR”), which became effective in May 2018, applies to our activities related to products and services that we offer to EU customers and workers. The GDPR established new requirements regarding the handling of personal data and includes significant penalties for non-compliance (including possible fines of up to 4 percent of total company revenue). Other governmental authorities around the world have passed or are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security and data protection laws and regulations could impose significant limitations and increase our cost of providing our products and services where we process end user personal data and could harm our results of operations and expose us to significant fines, penalties and other damages.

We must also comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control and other similar laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy any violations of these regulations. Any failure by us to comply with applicable government regulations could also result in the cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. Any significant change in these regulations could reduce demand for our products, force us to modify our products to comply with new regulations or increase our costs of producing these products. If demand for our products is adversely affected or our costs increase, our operating results and business would suffer.

We are subject to regulation by the FDA or certain similar foreign regulatory agencies, and failure to comply with such regulations could harm our reputation, business, financial condition and results of operations.

Certain of our operations are subject to regulation by the FDA or similar foreign regulatory agencies. For example, we are aware that China’s National Medical Products Administration has had discussions that may require certain of our products to be registered as Class II medical devices. In addition, we may in the future develop products that are subject to regulation as medical devices by the FDA and similar foreign regulatory agencies. The regulations enforced by the FDA and similar regulatory agencies govern a wide variety of product-related activities, including the research, development, testing, manufacture, quality control, approval, clearance, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, post-approval monitoring and reporting, pricing, and export and import of pharmaceutical products. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

Risks Related to Our Financial Condition

Historically, we have incurred significant losses and we may incur losses in the future.

As of September 30, 2020, we had an accumulated deficit of $180.5 million. In order to achieve and sustain revenue growth in the future, we must expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan.

To remain competitive, we must continue to make investments in the development and broadening of our platform of solutions, the expansion of our sales and marketing activities, and the expansion of our global logistics operations infrastructure as we increase sales domestically and internationally. If cash on hand, short-term investment and cash generated from our operations is insufficient to fund such growth, we could be required to raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our common stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We may not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures. A number of factors including market conditions, our results of operations, the perception of our business in the capital markets and our business prospects, among others, could affect our ability to obtain additional financing on favorable terms or at all.

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

Risks Related to Our Preferred Stock

The issuance of shares of our Series C Preferred Stock reduces the relative voting power of holders of our Common Stock, dilutes the ownership of such holders, and may adversely affect the market price of our Common Stock.

In connection with financing our acquisition of MVE Biological Solutions, we completed the sale of 250,000 shares of a newly designated Series C Preferred Stock, par value $0.001, at a price of $1,000 per share, the original purchase price, to funds affiliated with The Blackstone Group Inc., or Blackstone. The holders of our Series C Preferred Stock are entitled to dividends at a rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears and are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis.

Each of the holders of our Series C Preferred Stock has the right, at its option, to convert its Series C Preferred Stock, in whole or in part, into Common Stock at a conversion price equal to $38.6152 per share subject to certain customary adjustments. After October 1, 2022, subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series C Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Series C Preferred Stock holders of the election to convert, the closing price of our Common Stock is at least 150% of the conversion price.

Similarly, as it relates to our 3.00% convertible senior notes due 2025, or Senior Notes, at any time before the close of business on the scheduled trading day immediately before June 1, 2025, the holders of our Senior Notes may convert their notes into shares of Common Stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 41.8261 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $23.91 per share of common stock.  The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

Any conversion of shares of the Series C Preferred Stock or the Senior Notes to shares of our Common Stock would dilute the ownership interest of existing holders of our Common Stock, and any sale in the public market of shares of our Common Stock issuable upon conversion of the Series C Preferred Stock could adversely affect prevailing market prices of our Common Stock. We granted the Preferred Stock Investors and the Noteholders customary registration rights in respect of their securities. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Common Stock available for public trading.

The Series C Preferred Stockholders may exercise influence over us, including through their ability to designate a member of our board of directors.

The Series C Preferred Stock holders are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain NASDAQ voting limitations, if applicable. Additionally, the consent of the holders of a majority of the outstanding shares of Series C Preferred Stock is required for so long as any shares of the Series C Preferred Stock remain outstanding for (i) amendments to the Company’s organizational documents that have an adverse effect on the holders of Series C Preferred Stock and (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series C Preferred Stock, including any shares of the Company’s Series A Preferred Stock or Series B Preferred Stock. In addition, for so long as 75% of the Series C Preferred Stock issued in connection with the Securities Purchase Agreement remains outstanding, consent of the Holders of a majority of the outstanding shares of Series C Preferred Stock will be required for (i) any voluntary dissolution, liquidation, bankruptcy, winding up or deregistration or delisting and (ii) incurrence by Cryoport of any indebtedness unless our ratio of debt to LTM EBITDA (as defined in the Series C Certificate of Designation) would be less than a ratio of 5-to-1 on a pro forma basis giving effect to such incurrence and the use of proceeds therefrom.

Additionally, an affiliate of Blackstone has the right to nominate for election one member to our board of directors for so long as certain parties hold 66.76% of the Series C Preferred Stock.  The director designated by Blackstone is entitled to serve on committees of our board of directors, subject to applicable law and NASDAQ rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by Blackstone may differ from the interests of our security holders as a whole or of our other directors.

As a result, the Series C Preferred Stockholders have the ability to influence the outcome of certain matters affecting our governance and capitalization. The sponsors of the Series C Preferred Stock holders are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other shareholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our obligations to the holders of Series C Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Our Series C Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock, which could adversely affect our liquidity and financial condition.

The holders have the right under the Series C Certificate of Designation to receive a liquidation preference entitling them to be paid an amount per share equal to the greater of (i) the original purchase price, plus all accrued and unpaid dividends and (ii) the amount that the holder would have been entitled to receive at such time if the Series C Preferred Stock were converted into Common Stock. In addition, the holders are entitled to dividends at a rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis.

Risks Relating to Ownership of Our Common Stock

Certain of our existing stockholders own and have the right to acquire a substantial number of shares of common stock.

As of October 30, 2020, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 26,090,532 shares of common stock assuming their exercise of all outstanding preferred stock and options that are exercisable within 60 days of October 30, 2020 or approximately 51.5% of our outstanding common stock. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

The sale of substantial shares of our common stock may depress our stock price.

As of October 30, 2020, there were 39,663,710 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. We could also issue up to an additional 8,659,097 shares of our common stock upon exercise of outstanding options or reserved for future issuance under our stock incentive plans and up to an additional 6,474,134 shares of our common stock upon conversion of preferred stock.

Our stock price has been and will likely continue to be volatile.

The market price of our common stock has been highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including, but not limited to technological innovations or new solutions and services by us or our competitors, additions or departures of key personnel, sales of our common stock, our ability to execute our business plan, our operating results being below expectations, loss of any strategic relationship, industry developments, economic and other external factors and period-to-period fluctuations in our financial results.

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

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analyst downgrades our stock or if analysts downgrade our stock or issue other unfavorable commentary or cease publishing reports about us or our business.

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

Our Articles of Incorporation allows our board of directors to issue up to 2,500,000 shares of “blank check” preferred stock, without action by our stockholders. We have designated 800,000 shares as Class A Preferred Stock, 585,000 shares as Class B Preferred Stock and 250,000 shares of Series C Preferred Stock, of which 250,000 shares of Series C Preferred Stock are currently issued and outstanding. Accordingly, our board of directors will have discretion to issue up to 865,000 shares on terms determined by them. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock and Preferred Stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and Preferred Stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock. In addition, the issuance of such shares of blank check preferred stock could have the effect of discouraging, delaying or preventing a change of control of our Company.

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

As described in Item 9A of our Form 10-K, for year ended December 31, 2019, no material weaknesses were identified and we determined that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index

24.1

Purchase Agreement by and between Cryoport, Inc. and Chart Industries, Inc. dated as of August 24, 2020. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 25, 2020.

3.1	Certificate of Designation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 1, 2020.

10.1

Securities Purchase Agreement, dated August 21, 2020, between Cryoport, Inc. and each of the Sellers identified therein. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2020.

10.2

Securities Purchase Agreement by and between Cryoport, Inc. and BTO Freeze Parent L.P. dated as of August 24, 2020. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 25, 2020.

10.3

Amendment No. 1 to Securities Purchase Agreement, dated October 1, 2020, by and among Cryoport Inc., Cryoport Netherlands B.V. and the other parties thereto. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 1, 2020.

10.4

Amendment No. 1 to Securities Purchase Agreement, dated October 1, 2020, by and among Cryoport Inc., Cryoport Netherlands B.V. and the other parties thereto. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 1, 2020.

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

Cryoport, Inc.

Dated: November 6, 2020

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
Chief Executive Officer

Dated: November 6, 2020

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer