Form 10-K
period 2020-12-31
Cryoport, Inc.
filed 2021-03-01
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Warrants to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ⌧    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ◻    No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	☒

		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No   ⌧

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was $881,352,700 based on the closing sale price of such common equity on such date (excluding 29,135,627 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding as of June 30, 2020).

As of February 19, 2021, there were 45,581,661 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS

References to the “Company,” “Cryoport,” “we,” “us,” “our” and other similar words refer to Cryoport Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include certain words, including but not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity,” and also contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Readers of this Form 10-K should not put undue reliance on these forward-looking statements, which speak only as of the time this Form 10-K was filed with the Securities and Exchange Commission (the “SEC”). Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions, expectations about future benefits of our acquisitions, including Cryogene Partners, CRYOPDP and MVE Biological Solutions, our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; projected trends in the market in which we operate; anticipated impacts from the coronavirus strain COVID-19 (“COVID-19”) on us, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic; our expectations about securing and maintaining strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. The Company’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-K, including the “Risk Factors” in “Part I, Item 1A — Risk Factors”, and in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

Item 1. Business

Overview

We are redefining the temperature-controlled supply chain for the life sciences industry by providing a unique and evolving platform of critical products and solutions including advanced packaging, informatics, specialty logistics services, biostorage services, and cryogenic life sciences equipment. With over 625 employees spread across 30 locations worldwide, we are engaged in providing global solutions to the biopharma/pharma, animal health, and human reproductive medicne markets. Our primary focus is on addressing the critical temperature-controlled supply chain needs within the biopharmaceutical space with an emphasis on serving the rapidly growing cell and gene therapy, or C&GT, market.

Our Strategy

We are focused on establishing best-in-class, comprehensive temperature-controlled supply chain solutions that support the expanding global landscape of the life sciences industry. We believe our growth strategy aligns with the growth of the markets we serve and our customers within them. In particular, we have identified the C&GT market as a high growth market, with unmet supply chain needs that we believe can benefit significantly from our solutions. The global C&GT market was valued at approximately $4.2 billion in 2019 and is projected to grow to over $33.1 billion by 2024.

Over the last several years, we have grown to become a leader in supporting C&GT clinical trials globally. As of the end of the fourth quarter of 2020, we supported 528 clinical trials and five commercial therapies, including KYMRIAH by Novartis and YESCARTA by Gilead/Kite. In addition, seven additional Cryoport supported therapies filed for commercial approval with the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, as of the end of the fourth quarter of 2020. Based on publicly disclosed information, industry data, and internal forecasts, we estimate that up to 21 additional Cryoport supported C&GTs, currently in clinical trials, may file for regulatory approval during the course of 2021. Commercial approvals of these therapies provide an opportunity to become significant revenue drivers for us in the future as each of them requires comprehensive temperature-controlled supply chain support and services at commercial scale, and we expect that many will select us as their critical supply chain solution as a result of our work in connection with their respective clinical trials.

We intend to build on our recent history of developing market-leading, temperature-controlled supply chain solutions and delivering strong growth through the following strategies:

●	Superior service to our clients. We strive to provide our clients with best-in-class solutions to help manage some of the most critical aspects of their evolving businesses with advanced temperature-controlled supply chain solutions tailored to their specific requirements.
●	Continuous innovation. We plan to capitalize on our internal technological expertise to develop products and solutions that address unmet needs in the global supply chain of the C&GT market and the other life sciences markets we serve. We plan to strengthen our existing products and solutions with complementary products, solutions and innovative technologies that are designed to provide our customers with tailored solutions to manage the critical aspects of the supply chain effectively and efficiently.
●	Geographical expansion. We intend to expand our global commercial presence by continuing to broaden our capabilities within our existing network and selectively build out new global supply chain centers, manufacturing facilities, and infrastructure in support of known and anticipated growth in demand for our solutions and equipment.

●	Strategic logistics alliances and collaborations. We have been successful in establishing strategic alliances around the world as a means for our current and prospective client base to utilize our solutions. We have focused our efforts on market leading companies in the logistics services industry as well as participants in the life sciences industry. These strategies drive integration of our solutions into our alliance partners’ services. We currently support the three largest integrators in the world: FedEx, DHL and UPS, with advanced cryogenic logistics solutions for the life sciences industry. Our Compliance Unified Ecosystem(TM) includes alliance partners such as McKesson Specialty Health, a division of McKesson Corporation, Be The Match BioTherapies, Brooks Life Sciences, EVERSANA, Lonza, Medipal and Vineti. The overarching goal of these partnerships is to provide fully integrated solutions including, but not limited to, process optimization that reduces risk, increases transparency, and improves certainty.
●	Targeted acquisitions. We intend to continue to selectively pursue acquisitions that may include innovative technologies and solutions and/or geographic competencies and capabilities to ensure we further enhance and broaden our market leadership and enable our clients to successfully bring products and life-saving therapies to market.
●	Setting industry standards. Our supply chain solutions are designed to support our clients’ initiatives through early-stage studies, clinical trials, and their global commercialization. We believe our ‘first mover’ advantage and the experience we have gained in supporting the C&GT market have positioned us as a market leader in the space with a strong platform of comprehensive solutions, products and service that have been adopted by many leading life sciences companies. A key strategy for further accelerating market adoption of our enabling solutions is to maintain and extend our position as the industry leader in the markets we serve. We believe this approach can further strengthen our market position, expand the breadth of services our clients utilize, increase our competitive advantage and contribute to our long-term growth.

Our Solutions

We use our competencies and capabilities to develop comprehensive and reliable, technology-centric solutions that address the specific needs of our customers. Our platform of temperature-controlled supply chain solutions, products and service includes cold-chain and cryogenic life sciences equipment, advanced packaging, informatics, specialty logistics services, biostorage services, kitting, labeling, fulfillment and consulting. These solutions, products and services are utilized for temperature-controlled supply chain services in the life sciences industry for personalized medicine, cell therapies, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to certain and specific ranges of precision-controlled temperatures and environments.

Our Cryoport solutions are comprised primarily of a sophisticated, cloud-based, logistics management platform, which is branded as the Cryoportal Logistics Management Platform®, or the Cryoportal, Cryoport Express® Shippers and the SmartPak Condition Monitoring System®, or the SmartPak®. The Cryoportal® supports the management of shipments through a single interface, which includes order entry, document preparation, customs documentation, courier management, near real-time shipment tracking and monitoring, issue resolution, and regulatory compliance requirements. In addition, it provides unique and incisive information dashboards and validation documentation for every shipment through data collected by the SmartPak®. The Cryoportal® can record and retain a fully documented history of all Cryoport Express® Shippers, including chain-of-custody, chain-of-condition, chain-of-identity, and Chain of Compliance® information for each shipment, which is used to ensure that the stability of shipped biologic commodities are maintained throughout the shipping cycle. At the client’s option, recorded information is archived, allowing the client to meet exacting requirements necessary for scientific work and/or proof of regulatory compliance during the logistics process.

During 2018 we introduced our Chain of Compliance® solution, as a new industry standard within the C&GT market. Our Chain of Compliance® goes beyond chain of condition, chain of custody and chain of identity by providing traceability of the equipment, equipment components and processes supporting each client or patient therapy. The Chain of Compliance enables us to recall any single or every transport that an individual Cryoport Express Shipper has taken, the client(s) it supported, the commodity transported, its performance during transit, and each step that we perform before the shipper is put back into service. This includes Cryoport Express Shipper performance and requalification history, commodity history, courier handling and performance history, calibration history, and correlation competencies that can link in field events to equipment performance. Many of these standards have now been incorporated in the recently released ISO-21973 standard and we believe they are likely to become regulatory requirements in the near future.

In September of 2019, the Cryoport Express Advanced Therapy Shipper™ was launched to address specific needs of biopharma companies developing and commercializing C&GTs. The Cryoport Express Advanced Therapy Shippers provide verification processes to ensure that it has only been used for human-based therapies and materials and employ advanced validated cleaning methods to minimize the risk of cross-contamination of equipment and materials during use, delivery, and distribution of biopharmaceutical materials.

We further extended our solutions, capabilities, and global logistics network through the following recent acquisitions:

In October 2020, we further expanded our capabilities by acquiring CRYOPDP, a leading global provider of innovative temperature-controlled logistics solutions for high value, time critical and temperature-sensitive pharmaceuticals. CRYOPDP covers a significant portion of the healthcare temperature-controlled supply chain including packaging, pick-pack kit preparation, premium services and specialty biopharma/pharma courier support. This acquisition increased our global presence to a network of 27 global supply chain centers in 13 countries. This expanded network gives us a new advantage when serving global multi-national customers and also provides redundancies and backup that reduce supply chain risk for our customers. CRYOPDP has also developed a cloud-based logistics platform branded as UnITy™, which we plan to integrate with our Cryoportal Logistics Management Platform. UnITy™, provides functionalities such as a Transport Management System, Warehousing Management System, Quality Management System, a Customer Experience portal, mobile apps for track and trace during transport and storage as well as integration with transportation agents and business partners.

Also in October 2020, we made a second acquisition, acquiring MVE Biological Solutions from Chart Industries, Inc. MVE Biological Solutions, or MVE, provides cryobiological storage and transportation solutions for the life sciences industry through its advanced line of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing C&GT business. With three primary facilities, located in Ball Ground, Georgia, New Prague, Minnesota and Cheng-du, China, MVE Biological Solutions is a leader in serving the life sciences industry throughout the world. The acquisition is a vertical integration that, in addition to expanding our footprint to handle the growing demand driven by the growth in the C&GT market, helps to secure our supply of cryogenic shippers and biostorage equipment. MVE strengthens Cryoport’s presence in its Animal Health, Reproductive and Biopharma/Pharma markets.  Its cryobiological storage and transport clients include cell and gene therapy, medical laboratories, biotech/pharmaceutical research facilities, blood and tissue banks, breeders, veterinary laboratories, large-scale bio-repositories, and fertility clinics. The addition of MVE Biological Solutions allows us to capture a greater share of the global spend on supply chain products and services that supports C&GT.

In May 2019, we expanded our capabilities by acquiring Cryogene Partners, a Texas general partnership doing business as Cryogene Labs, or Cryogene. Cryogene is an expanding state-of-the-art temperature-controlled biostorage solutions business strategically located in Houston, Texas. Cryogene is an industry leader in the management of pre-clinical services which include critical biological commodities to support clinical research, the advancement of C&GTs, GMP biologics, and public health research. It provides customized, end-to-end chain of custody/chain of condition solutions for its clients.

As demonstrated by our organic growth and acquisitions, we are continually focused on establishing comprehensive temperature-controlled supply chain solutions to support the rapidly expanding global landscape of the life sciences industry.

The Markets We Serve

Biopharma/Pharma.   In the biopharma/pharma market we are focused on supporting the saving of lives. From clinical research and development to clinical research organizations to clinical trials for C&GTs to the storage and delivery of life-saving C&GTs to the customers of biopharmaceutical and biotechnology organizations to crucial points of care, we strive to address fundamental-to-advanced temperature-controlled storage, transport, packaging, fulfillment, and information challenges. In particular, C&GTs have become a rapidly growing area of biological drug development, with over 1,000 global clinical trials underway in 2020. This therapeutic approach has certain supply chain challenges that we believe our solutions are tailored to address.

Animal Health. In the animal health market we provide support for animal reproduction, which primarily involves the production of protein for sustaining life. We also support the health of recreational and companion animals. Animal disease prevention and control rely on the safe transport and storage of vaccines and other biological materials around the world. Our temperature-controlled supply chain solutions are designed to help avoid costly delays through nonstop monitoring and complete fleet management from and to the origin and destination points as well as provide cryobiological storage equipment.

Human Reproductive Medicine. In the human reproductive medicine market we are focused on the support of the creation of human life by supporting In Vitro Fertilization, or IVF, and related technologies along with clinical networks globally. Through our CryoStork services, we transport reproductive materials through dedicated medical transport services to help ensure that IVF materials are on the next flight out to their destination. IVF materials also receive one-on-one handling and individualized attention during the entire logistics process. In addition, we also provide cryobiological storage equipment to fertility clinics around the world.

Acquisitions

On October 1, 2020, we completed our acquisition of CRYOPDP for a cash consideration of €49 million, subject to cash, net debt, working capital and other adjustments. CRYOPDP, based in France, is a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets. CRYOPDP conducts its business activities mainly through entities based in the United Kingdom, the United States, the Asia-Pacific region, and India.

Also, on October 1, 2020, we completed our acquisition of MVE Biological Solutions for cash consideration of $320 million, subject to customary closing working capital and other adjustments. We financed a portion of the closing cash payment of the MVE Biological Solutions acquisition with the net proceeds of the Blackstone Private Placement, as further discussed below. MVE Biological Solutions is a global leader in manufactured vacuum insulated products and cryogenic freezer systems for the life sciences industry. MVE Biological Solutions has manufacturing and distribution operations in the United States, Europe, and Asia.

As a result of the acquisitions, we have approximately 625 employees: 605 full-time, 10 part-time, and 10 temporary, of which 250 are located in the Americas, 158 in Europe, the Middle East and Africa, or EMEA, and 217 in Asia Pacific, or APAC. We believe that we have assembled a strong management/leadership team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our global growth strategy.

After the acquisitions, we lease or own various corporate, research and development, biostorage, global logistics and supply chain centers at 27 total sites across the Americas, EMEA and APAC regions.

Blackstone Private Placement

In connection with the MVE Biological Solutions acquisition, on October 1, 2020, we completed a private placement with an investment vehicle of funds affiliated with The Blackstone Group Inc., consisting of the issuance and sale of (i) 250,000 shares of a newly designated 4.0% Series C Convertible Preferred Stock, par value $0.001 per share, or the Series C Convertible Preferred Stock, at a price of $1,000 per share, for $250 million, and (ii) 675,536 shares of our common stock for $25.0 million, for an aggregate purchase price of $275.0 million, pursuant to a Securities Purchase Agreement, dated August 24, 2020, between us and Blackstone Freeze Parent L.P. (f/k/a BTO Freeze Parent L.P.). On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Company’s 4.0% Series C Convertible Preferred Stock, resulting in the issuance of an aggregate of 1,312,860 shares of Common Stock (See Note 18 “Subsequent Events” in our accompanying consolidated financial statements for additional information).

January 2021 Public Offering

On January 25, 2021, the Company completed an underwritten public offering (the “Offering”) of 4,356,059 shares of its common stock, par value $0.001 per share (the “Shares”). The Shares were issued and sold pursuant to an underwriting agreement (the “Underwriting Agreement”), dated January 20, 2021, by and among the Company, on the one hand, and Morgan Stanley & Co. LLC, Jefferies LLC, SVB Leerink LLC and UBS Securities LLC, as representatives of certain underwriters (collectively, the “Underwriters”) at a public offering price per share of $66.00, before deducting underwriting discounts and commissions. The Shares include 568,181 shares issued and sold pursuant to the Underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the Underwriting Agreement. The Company received net proceeds of approximately $269.7 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Change in Segment Reporting

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The chief operating decision maker (“CODM”) is our Chief Executive Officer.  Up until the fourth quarter of 2020, we managed, reported and evaluated our business in the following two reportable operating segments: Global Logistics Solutions and Global Bioservices. During the fourth quarter of 2020, our CODM changed how he makes operating decisions, assesses the performance of the business and allocates resources in a manner that caused our operating segments to change as a result of the MVE and CRYOPDP acquisitions. In consideration of Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"), Segment Reporting, we determined that we are not organized around specific products and services, geographic regions or regulatory environments. Accordingly, beginning with the fourth quarter of 2020 we realigned our reporting structure, resulting in a single reportable segment. The Company has adjusted its financial statements for historical periods to reflect this change in segment reporting and show its financial results without segments for all periods presented. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K for further discussion.

Government Regulation

Globally, we are subject to numerous domestic federal, state and local laws and regulations and the laws and regulations of global jurisdictions relating to matters regarding shipments, customs, import, export, safe working conditions, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances. In addition, we have to ensure compliance with economic sanctions and/or restrictions on individuals, corporations or countries, and other government regulations affecting trade that may apply to our international cross border business activities. We may incur significant costs to comply with such laws and regulations now or in the future.

The shipping of biologic products, biologic commodities, diagnostic specimens, infectious substances and dangerous goods, whether via air or ground, falls under the jurisdiction of many state, federal and international agencies. The quality of the packaging that protects a product or biologic commodity is critical in determining whether it will arrive at its destination in a satisfactory condition. Currently the most stringent regulations we are subject to are the dangerous goods regulations. Many of the regulations for transporting dangerous goods in the United States are determined by international rules formulated under the auspices of the United Nations. Dangerous goods are usually one-time shipments and are not a part of our standard service. When we ship dangerous goods, we follow strict and stringent guidelines.

International Civic Aviation Organization ("ICAO") is the United Nations organization that develops regulations (Technical Instructions) for the safe transport of dangerous goods by air. If shipment is by air, compliance with the rules established by the International Air Transport Association ("IATA") is required. IATA is a trade association made up of airlines and air cargo couriers that publishes annual editions of the IATA Dangerous Goods Regulations. These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices. Additionally, the Centers for Disease Control (“CDC”) has regulations (published in the Code of Federal Regulations) for interstate shipping of specimens.

Our Cryoport Express® Shippers meet Packing Instructions 602 and 650 and are certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the Cryoport SmartPak™ Condition Monitoring Systems will likely be subject to regulation by the Federal Aviation Administration (“FAA”), Federal Communications Commission (“FCC”), Food and Drug Administration (“FDA”), IATA and possibly other agencies which may be difficult to determine on a global basis. Additionally, our Chain of Compliance™ processes comply fully with ISO 21973 recommendations.

Our MVE Biological Solutions cryogenic stainless-steel freezers and aluminum dewars are certified to the Medical Device Directive (MDD) in the European Union. Additionally, registrations for import are in place for various countries with these requirements.

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

For additional information, see "Part I, Item 1A - Risk Factors-Risks Related to Regulatory and Legal Matters" in this Form 10-K.

Manufacturing and Raw Materials

Manufacturing. We source components for our products from multiple suppliers that manufacture to our engineering specifications using in part proprietary technology and know-how to mitigate supply chain risks.  We also use “off-the-shelf” products, which we may modify to meet our requirements. Through the acquisition of MVE, we are able to vertically integrate and secure Cryoport’s supply of cryogenic shippers and storage equipment. For some components, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may or may not be accomplished immediately. Should this occur, we endeavor to mitigate risk by an increase in our inventory level to cover our total forecasted demand giving us time to secure additional qualified suppliers. The central electronic devices currently used in our SmartPak Condition Monitoring Systems have been acquired from a single source with calibration and alterations done by an independent third party.

Our vendor/partner relationships allow us to concentrate on further advancing and expanding our platform of solutions for the life sciences to meet the growing and varied demands for validated temperature-controlled solutions in the life sciences industry. We believe our current supply structure provides us the opportunity to rapidly scale to support our client’s commercialization activities; however, we continue to work to improve our current sourcing and to continue to mitigate risks therein.

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

We file patent applications to protect innovations arising from our research, development and design.  We currently own approximately 28 issued patents and are pursuing approximately 56 pending patent applications throughout the world.  Our patents generally protect certain aspects of our products related technology. We also own certain copyrights relating to certain aspects of our products and services. We currently own approximately 116 registered U.S. trademarks and approximately 57 additional trademark applications are pending in the U.S. and foreign countries.  Many of our trademark rights in foreign countries are filed under the Madrid Protocol and designate China, Japan, Australia, Singapore, or the European Union.  Our trademarks generally protect the names of our company, products, and key service brands.

Our success is influenced, in part, by our ability to continue to develop proprietary products and technologies. It is desirable to obtain patent coverage for these products and technologies; however, some are protected as trade secrets.  We intend to file trademark and patent applications covering any newly developed products, methods and technologies. However, there can be no guarantee that any of our pending or future filed applications will be issued as patents or registered as trademarks. There can be no guarantee that the various patent and trademark governmental agencies from around the world or some third party will not initiate an interference proceeding involving any of our pending applications or issued patents. Finally, there can be no guarantee that our issued patents or future issued patents, if any, will provide adequate protection from competition.

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

Customers and Distribution

As a result of growing globalization, including in such areas as biologics, biopharma, biotechnology, clinical trials, distribution of biopharmaceutical products and reproductive medicine, the requirement for effective and reliable solutions for keeping clinical samples, pharmaceutical products and other specimen at controlled temperatures takes on added significance due to more sophisticated supply chain challenges including complex shipping routes, extended shipping times, potential custom delays, general logistics challenges, distribution and storage requirements. We believe that our platform of solutions, expertise and geographic footprint enable us to take advantage of the growing demand for effective and efficient international transport and storage of temperature sensitive life sciences commodities/products. This is especially the case for the new therapies being developed in the regenerative medicine market, such as CAR-T cell therapies, that require cryogenic temperatures to maintain safety and efficacy.

No customers accounted for over 10% of our total revenues during the year ended December 21, 2020.Two customers accounted for 24.1% and 12.8% of our total revenues during the year ended December 31, 2019.  No other single customers accounted for over 10% of our total revenues during the year ended December 31, 2019.

Our geographical revenues, by origin, for the years ended December 31, 2020 and 2019, were as follows:

	2020	2019
Americas	63.0%	84.9%
Europe, the Middle East and Africa (EMEA)	25.8%	13.3%
Asia Pacific (APAC)	11.2%	1.8%

Customer types

Clinical Trials -  Every pharmaceutical or biotech company developing a new drug or therapy must seek development protocol approval by regulatory bodies like the FDA. These clinical trials are designed to test the safety and efficacy of the potential new drug/therapy among other things. In connection with the clinical trials, due to globalization, companies can enroll patients from all over the world and may need to regularly submit a blood or other specimen at the local hospital, doctor’s offices or laboratories. These samples are then sent to specified testing laboratories, which may be local or in another country. In addition, the therapies used by the patients may require biostorage and time critical and/or temperature-controlled shipping to the sites of the clinical trials. Importantly, clinical trial specimens are often irreplaceable because each one represents clinical data at a prescribed point in time, in a series of specimens on a given patient, who may be participating in a trial for years. Sample integrity during the shipping process is vital to retaining the maximum number of patients in each trial and keeping the trial on schedule  This can also include  the return and destruction of Investigational Medicinal Products. Clinical trial support involves a full ecosystem of Clinical Research Organizations and requires very flexible and highly qualified logistics and end-to-end supply chain solutions. Our global network of temperature-controlled supply chain solutions are ideally suited for this market. Furthermore, the IATA requires that all airborne shipments of laboratory specimens be transmitted in either IATA Instruction 650 or 602 certified packaging. We have developed and obtained IATA certification of our Cryoport Express® platform.

Biotechnology and Diagnostic Companies - The biotechnology market includes basic and applied research and development in diverse areas such as stem cells, gene therapy, DNA tumor vaccines, tissue engineering, genomics, and blood products. Companies participating in the foregoing fields rely on the frozen storage and temperature-controlled transport of specimens in connection with their research and development efforts, for which our suite of supply chain solutions are ideally suited.

Cell Therapy Companies - Rapid advancements are underway in the research and development of cell-based therapies, which involve cellular material being infused into a patient. In allogeneic cell therapies, the donor is a different person than the recipient of the cells. Autologous cell therapy is a personalized therapeutic intervention that uses an individual’s cells, which are cultured and expanded outside the body, and reintroduced into the individual. Once cells are manufactured into a cellular therapy, in either case, they must be stored and shipped cryogenically for which our Cryoport Express® Shipper solutions and MVE’s stainless steel cryogenic freezers are ideally suited.

Contract Research, Development & Manufacturing Companies - Increasingly, as evidenced by our strategic partnership with Lonza, CROs and Contract Development and Manufacturing Organizations ("CDMOs) are engaging our services exclusively in conjunction with their contract services platform in order to provide a higher level of service to our mutual client base. We anticipate that these relationships, which are mutually beneficial to both parties as well as our client base will accelerate and expand to include our entire portfolio of services in the coming months and years.

Central Laboratories - With the increase and globalization of clinical studies and trials, logistics has become more complex and ensuring sample integrity has become more challenging. International courier costs are now consuming a significant portion of global protocol budgets. We believe laboratories performing the testing of samples collected during the conduct of these global multi-site studies are looking for reliable state-of-the-art supply chain solutions. CRYOPDP’s global network of logistic centers have successfully supported central labs throughout the world.

Pharmaceutical or Therapy Distribution - The current focus for our products and solutions also includes the area of bio-pharmaceutical supply chain. There are a significant number of therapeutic therapies currently or anticipated soon to be undergoing clinical trials. After the FDA or regional or national authorities in EMEA or APAC approve them for commercial marketing, it will be necessary for the manufacturers to have a reliable and economical method of bio-storage and distribution to the physician who will administer the product to the patient. It is likely that the most efficient and reliable method of distribution will be to ship a single dosage to the administering physician. These therapies are typically identified to individual patients and therefore will require a complete tracking history from the manufacturer to the patient. The most reliable method of doing this is to ship a unit dosage specifically for each patient. If such therapies require temperature-controlled logistics, we can provide the technology to meet this need. This supply chain management also includes the support of Managed Access Programs, whereby patients with serious diseases sometimes require specific therapies that are not yet available and/or approved by local regulatory authorities. We have the experience in providing these specialty therapies into over 150 countries.

Fertility Clinics and In Vitro Fertilization (“IVF”). Maintaining cryogenic temperatures during shipping and transfer of in vitro fertilization specimens like eggs, sperm, or embryos is critical for cell integrity in order to retain viability, stabilize the cells, and ensure reproducible results and successful IVF treatment. We believe that Cryoport Systems solutions for this market, branded as CryoStork® services, are very compelling and well received. Additionally, MVE supplies stainless steel cryogenic freezers to fertility clinics that wish to store reproductive materials on site.  The global IVF services revenue market generated $12.5 billion in 2018 and is projected to reach $26.4 billion by 2026, growing at a compound annual growth rate (CAGR) of 9.8% from 2019 to 2026. The Assisted Reproductive Technology (“ART”) industry is also starting to undergo a significant change due to the consolidation of clinic networks into large corporations or venture backed organizations, which we believe will allow us to further build out our leadership position and set industry standards.

Animal Health Companies. The global animal health market size is expected to reach $73.6 billion by 2027, representing a CAGR of 5.8% from 2016 through 2027. The market is largely driven by a significant rise in the zoonotic and food-borne diseases globally. This unprecedented disease prevalence has encouraged companies to produce advanced vaccines and pharmaceuticals. The high demand has also resulted in the subsequent rise in the number of companies making consistent efforts to control risks of pathogen contamination and food-borne diseases, which is contributing to market growth. In addition to food animal production, companion animal support is another emerging area in which companies are investing heavily. This can be attributed to the fact that in the U.S. alone, 68 percent of households now include a pet, up from 58 percent in 1988, with total U.S. pet industry expenditures projected to rise. Globally, 62% of animal health revenue is driven by food animals and 38% companion animals.  Cryoport’s temperature-controlled supply chain solutions are well positioned to support storage and distribution needs of veterinary laboratories, large-scale repositories, and artificial insemination, particularly in the beef and dairy industry on a global basis.

University Research Facilities. Research is conducted globally at major universities.  Storage at cryogenic temperatures provides the most secure long-term storage for high value samples. Our broad line of products provides solutions tailored to university bio-repositories as well as individual researchers.

Sales and Marketing

We serve customers throughout the life sciences and our sales and marketing initiatives are global in nature, focusing on addressing each customer’s pain points and anticipated needs through best-in-call supply chain solutions. Our business development team has resources in the Americas, EMEA and the APAC regions to proactively support our customers and to ensure efficient business development with respect to the customer’s geographic activity, size and decision-making structure. Our marketing teams design and implement targeted digital campaigns to support our commercial strategy and promote our innovative portfolio of solutions and capabilities. Our marketing initiatives are designed to drive our business development, program management, consulting, other related activities and increase awareness of our advanced temperature-controlled supply chain solutions. Given the global nature of our business and the high focus on customers development and acquisition, we plan to continue to extend our sales and marketing team’s reach in the Americas, EMEA and the APAC regions by further strengthen our marketing initiatives, hiring additional resources and expanding our distributor and alliance network.

Industry and Competition

Our products and services are sold into a rapidly growing segment of the temperature-controlled supply chain industry focused on the temperature sensitive packaging, shipping and storing of cell therapies, biopharmaceuticals and other life sciences commodities. This growth is fueled in part by the advancements in biology and its continued commercial globalization. The pace of growth is expected to increase even more in the future as domestic and international biotechnology firms expand their clinical trials and introduce new products into the market that require continuous transportation and storage at rigorously controlled temperatures. This principle also applies to the animal health and human reproductive medicine markets. We believe these advances will require a greater dependence on passively controlled temperature transport systems (i.e., systems having no external power source). In addition, we expect that industry standards and regulations will be introduced globally, requiring more comprehensive tracking and validation of shipping temperatures.

We believe that advancements and growth in the following markets have resulted in the need for increased reliability, efficiencies and greater flexibility in the temperature sensitive segment of the life sciences logistics and supply chain market for:

●	biopharmaceuticals
●	cell-based therapies

●	gene therapy
●	stem cell technology
●	cell lines
●	vaccines
●	biopharmaceutical product distribution
●	clinical trials, including transport of tissue culture samples
●	diagnostic specimens
●	infectious sample materials
●	inter/intra-laboratory diagnostic testing
●	temperature-sensitive specimens
●	biological samples, in general
●	environmental sampling
●	human reproductive material for in vitro fertilization (IVF)
●	animal health

Our platform of temperature-controlled supply chain solutions includes advanced packaging, informatics, specialty logistics services, biostorage services, and low-temperature and cryogenic life sciences equipment.  Our equipment, solutions and services are comprehensive and integrated for maximum reliability, economy and total effectiveness. For example, our Cryoport Express® Solutions platform enables life sciences companies to utilize their superior liquid nitrogen dry vapor technology without having to make capital investments or developing in-house logistics expertise and systems by offering a completely outsourced solution, which includes the cloud-based Cryoportal® and UnITyTM logistics management platforms, the SmartPak™ Condition Monitoring Systems and our 24/7/365 logistics support. Cryoport allows the clients to outsource their supply chain requirements and focus on their core competencies while maintaining visibility of all supply chain related information.

Companies that offer services that could be considered competitive to certain components of our platform of solutions include specialty couriers, such as World Courier Group, Inc., Marken Limited, and Quick Life Science Group and Air Liquide S.A., Biolife Solutions, Inc. and IC Biomedical. In addition, life science companies can develop their own inhouse temperature-controlled supply chain solutions, systems and procedures to cover their needs.

We have not identified any competition that offers a solution that is as comprehensive as our platform of solutions and that has been proven in the global market to the same extent as our solutions have.

Engineering and Development

Our research, development and engineering efforts are focused on continually investigating new technologies that can improve our services and improving the features of our products and solutions, which includes our cloud-based Cryoportal® Logistics Management Platform, Cryoport Express® Shippers, secondary packaging solutions, our SmartPak II™ and other condition monitoring systems, technology used to enhance our specialty courier solutions,  as well as our advanced line of stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. These efforts are expected to lead to, based on market requirements, the introduction of additional systems and features, including dewars and other shippers of varying sizes and for various temperature ranges, bio-storage units of varying sizes and for varying ranges, , further advanced informatics and improved monitoring systems. We are continuously researching alternative and new technologies, lower cost materials, utilization of higher volume assembly methods, improved manufacturing methods and enabling technologies that will make it practical to provide a wider range of effective and advances solutions.

Alternative technologies and materials and/or new information and communication technologies may be used in the future to expand our potential market for our products and solutions. Examples of Cryoport’s continuing advancement of its engineered products include:

●	Advanced shippers for shipping temperature ranges to include 2°C - 8°C, Controlled Room Temperature and -80°C temperature ranges
●	Development of hard shell re-useable shipping solutions equipped with intelligence, security and access control for select temperature ranges.
●	Continuing development work on the patent pending CryosphereTM shipper. This revolutionary cryogenic dry-vapor shipper utilizes novel technology and design to passively stabilize the payload through an internal gravitational sphere, thereby keeping the payload in an upright orientation regardless of the external shipper orientation. This mitigates one of the key risks during handling and transport: reduction and/or loss of temperature and conditions holding time. The Cryosphere is expected to be launched during the second half of 2021
●	Research and development of advanced real-time condition monitoring systems
●	Predictive performance, maintenance and failure using Artificial Intelligence and Machine Learning methodologies
●	Continuous improvement of the Cryoportal® and UnITyTM and further integration with Cryoport’s business systems
●	Self-sustaining liquid nitrogen freezers that utilize sterling acoustic cryocooler technology to reliquefy evaporating nitrogen and provide continuous cooling; and
●	Variable-temperature liquid nitrogen freezer that afford the user a cryogenic storage device that offers a selectable temperature range from -20C to -190C. It presents a solution that future-proofs storage equipment needs, by providing variable temperature ranges.

Cryoport’s Quality Assurance and Regulatory Affairs Program

We are committed to quality assurance and foster a culture of continuous improvement throughout our organization. Cryoport’s Quality Management System has been designed, implemented, and certified to meet ISO 9001:2015 standards in key global supply chain centers, demonstrating the discipline necessary to maintain a positive compliance profile.  With a strong foundation in ISO 9001:2015, we leverage our industry-specific experience, along with applicable regulatory requirements, to create processes and procedures that incorporate instructions with strong operational practices of checks with verification. This Quality Management System ensures proper controls from customer education, through the initial contract, processing, shipping and storage, accumulation and communication of proper monitoring and data collection, culminating in the successful completion of each transaction or shipment.

The Cryoport Quality Management System incorporates notable good practice quality guidelines and regulations (GxP) elements, beyond those stipulated in ISO 9001:2015, to ensure the customer base is supported in the manner necessary to maintain standards and to secure a positive compliance profile as a supplier.  Notable elements include, but are not limited to, Good Documentation Practices, Archival processes and procedures, Supplier Controls (and approval), and Corrective Action and Preventive Action (CAPA) procedures, to highlight a few examples.

Via procedural requirements, Cryoport provides substantial risk-mitigation strategies throughout the full product line of services provided, routinely supporting and maintaining customer confidence.  Metrics are accumulated and on a routine basis are reported to the senior management ensuring appropriate decisions are made regarding resource allocation, corrective actions are taken, and that quality-driven initiatives are supported throughout the organization.

Our manufacturing operations are ISO 13485 qualified medical manufacturing facilities and are audited on a regular basis by authorized authorities for compliance.

Environmental, Social and Governance (“ESG”) Program

The launch of our ESG program marks our first disclosure of ESG information based on the Sustainability Accounting Standards Board (SASB) and the Taskforce on Climate-related Financial Disclosures (TCFD), which are leading global sustainability frameworks.  As a company focused on delivering lifesaving therapies by providing reliable and comprehensive temperature-controlled supply chain solutions for the life sciences industry, sustainability has always been integral to our work; however, in 2020 we began a formal evaluation of our ESG initiative and we have elevated sustainability to be one of our key priorities for guiding our operating philosophy and corporate governance as we move forward. The following information provides a snapshot of our commitment to and practice of good corporate and global citizenship and overall Sustainability and Environmental, Social, and Governance (ESG) performance. As we move forward, we are committed to continuing to grow our Sustainability and ESG programs through increased focus on substantive issues and transparency in our reporting.

Environmental

As Cryoport continues to grow its business in a way that is considerate of our global community, we are committed to protecting our planet by using our world’s resources sensibly and minimizing our emissions and waste on a global basis. From an environmental standpoint, one example of our sustainability efforts is our cryogenic Cryoport Express® Shipper, which uses the non-hazardous dry vapor form of liquid nitrogen and proprietary informatics to drive efficiencies in the use of resources throughout our company. This service offering also employs multi-use and recyclable packaging. Knowing that there is much more to do to aid in our environmental efforts, we have recently developed a system to collect data on a global scale for the purpose of quantifying the impact of all our environmental initiatives so that we may demonstrate our performance on this important matter to our shareholders, customers and other interested stakeholders.

Material Efficiency

Cryoport strives to operate in an efficient manner to ensure the optimization of raw materials, equipment, energy and labor. As an example of this in our manufacturing operations, Cryoport measures the effectiveness and efficiency of our production practices by tracking the amount of scrap material disposed of or sold on an annual basis. Comparing 2019 and 2020, Cryoport saw an improvement in scrap volumes of approximately 50%, with 414 scrap units generated in 2019 vs. 215 generated in 2020. Cryoport’s targeted goal for 2021 is to reduce this number by an additional 20%.

Energy Efficiency of Products

Cryoport understands the importance of energy conservation as it relates to the reduction of its operational carbon footprint, efficient use of resource and cost management. The area that has the largest impact on energy efficiency associated with our products is thermal efficiency. One example is our Global Logistics Center Network which utilizes the International Safe Transit Association (ISTA) standard 7E to test and evaluate thermal performance against stated requirements of 10+ days of maintaining internal temperatures at or below negative 150oC. Our products comply with this standard, and in turn, the products insulative properties require less energy to maintain prescribed temperature levels. Another example is from our manufacturing operations: our dewars do not consume any electricity, and our freezer units utilize liquid nitrogen as a cooling agent, which is the by-product of other processes, creating a closed-loop resource that reduces additional energy associated with sourcing, procuring, and delivery of resources purchased from third parties. Our efforts in these areas have a positive environmental outcome for Cryoport and its customers.

Materials of Concern

At Cryoport, we currently utilize minimal materials of concern in our operations, primarily in the form of isopropanol, epoxies, butyl cellosolve, lacquer thinner, paint, hyamine and isopropyl alcohol. We manage the minimal hazardous wastes generated in our production facilities in compliance with all state and federal regulations, and review opportunities to eliminate materials of concern and other managed waste streams on a regular cadence. As part of our strategy to reduce or eliminate materials of concern from our operations, in 2020 we began an initiative to discontinue the use of lacquer thinner as part of a larger paint line upgrade, which will significantly reduce the generation of hazardous waste throughout certain of our plants. Any hazardous waste that is generated is tracked and managed with an overall goal of eliminating hazardous materials where possible.

Environmental Footprint

Cryoport makes efforts where possible to minimize the environmental impact of our operations. We strive for a product base with long use phases to minimize impact associated with production of new product. At our MVE Biological Solutions production facility, we manufacture fusion freezer units that utilize 1/587 of the energy used by conventional mechanical freezers used for similar applications.  Our biostorage plant in Houston is powered exclusively by carbonless energy sources, translating to a significant reduction in carbon emissions compared to energy provided by coal-fired power plants. In 2020, the plant consumed 3,564,102 kWh of energy, which would have generated 3,487,702 pounds of greenhouse gas emissions if the plant was powered by traditional coal-fired power plants. This emissions savings is the equivalent of removing 544 passenger vehicles driven in one year.  Recently, our Paris, France operations moved into a new facility, which is designed with the highest French environmental standards and equipped with solar panels to reduce energy consumption and greenhouse gas emissions.

Social

Cryoport’s social efforts are focused on our global team of employees and communities. Our employees are our most valuable resource, from our teams on the front line in our global supply chain and logistics centers, to our manufacturing operations, to our business development personnel, to the engineers who design our products and services, to our quality assurance and regulatory teams that assure the safety, quality, compliance, and integrity of our products. Across our Company, we are committed to inclusion, equity and diverse representation in our employees. Cryoport’s Employee Health & Safety (EHS) programs have resulted in strong safety performance, as demonstrated by our total injury rate (TIR) and lost time injury rate (LTIR) being significantly lower than the global industry averages. Facilitated by our culture of continuous improvement, we are committed to continue to work toward reducing our TIR and LTIR numbers even further. Constructive supplier relationships are essential to our ability to meet customer requirements for quality solutions. We expect also our business partners to share our commitment to ethics, integrity, compliance, safety, human rights and environmental protection. By the same token, as a provider accountable to thousands of companies worldwide, we pledge, through our ESG performance, to meet or exceed our clients’ requirements for the same.

Diversity

Cryoport is an Equal Employment Opportunity employer and currently tracks gender distribution across its operations and management. We maintain clear policies related to anti-harassment, discrimination and retaliation, and provide and anonymous, third party-managed reporting hotline for employees to report incidents of harassment, discrimination, and policy violations. In 2021, Cryoport will enhance and roll out new online corporate training programs related to diversity, harassment and discrimination, so that all employees will receive, at minimum, annual training on the topics of harassment, diversity and inclusion, business ethics and code of conduct. In addition, Cryoport’s recruiting programs include targeted outreach to a variety of under-represented constituents, including minorities, women, veterans, and disabled populations to help improve recruiting efforts while gaining valuable insights from a diverse set of recruits. Cryoport has partnered with or targeted organizations like Hire Heroes, Career OneStop, recruiting at Historical Black Colleges, Accounting and Financial Women’s Alliance, and Women in Technology.

Suppliers

Temperature controlled supply chain support to the life sciences industry is critical to all that Cryoport does; therefore, we currently take steps to conduct reviews and audit our existing and potential suppliers to ensure that appropriate compliance, health, safety, and labor practices are in place. Cryoport currently maintains a supplier questionnaire delivered prior to vendor approval and as part of a vendor auditing process to help verify that programs exist to manage specific risk areas. For example, we ask our transportation suppliers if they employ or work with a Dangerous Goods Safety Advisor, a credentialed role responsible for overseeing activities associated with dangerous goods, including but not limited to, employee training and coaching, reporting, and monitoring of activities associated with the transportation of dangerous goods. The purpose of this inquiry is to gauge the degree of oversight over dangerous goods management by our suppliers to help ensure product and employee welfare.

Research and Development

We do not conduct clinical trials, animal testing or use human tissue of any kind in the manufacture or design of our products, and our Code of Conduct governs the ethical behavior of our employees across Cryoport operations.

Data Security

Cryoport uses an outside Center for Internet Security (CIS) assessment firm to evaluate its data security controls in an effort protect our business and secure the information of our employees and customers. The evaluation process utilizes the CIS Critical Security Controls Capability Maturity Model Integration (CMMI) methodology, and is an ongoing initiative used to continuously improve the CMMI rating for the company.

Governance

Integrity is one of our four Core Values as an organization, and we commit to operating with honesty, truthfulness and transparency in accordance to the highest ethical and corporate governance standards – mutual respect, integrity and trust are our foundation. As an ethical operator, we have developed a strong Code of Conduct and hold ourselves accountable to it in all we do. All of our employees across our operations are provided with training and reference materials to reinforce this commitment to integrity and ethics in our business. Our policies are clearly defined and include guidance on topics including, but not limited to: Corruption; Anti-Trust and Anti-Competitive Behavior; Insider Dealings; Gifts; Conflicts of Interest; Intellectual Property; Truthful and accurate reporting; Interactions with Healthcare professionals and Whistleblower protections.

In addition to our Code of Conduct, our senior leadership team actively oversees the governance of our ethics programs to help ensure that commitment is driven from the top down, and that program owners are accountable for successful program compliance.

Cryoport Impact Statements

Examples of some of our positive environmental impacts include the following:

●	Our 2020 freezer production displaced annual energy consumption by 115,508,192 kWh from what would otherwise be consumed from alternative products. This amount of energy saved would power 10,847 homes (sized at 2,500 square feet) annually. This reduction in energy consumption from our freezer lines alone equates to 109,547,623 pounds of GHG emissions avoided or the emissions equivalent to 17,644 passenger vehicles driven for one year.
●	In another case, one of our facilities uses carbonless energy consumption, which prevented the emission of 3,487,702 pounds of GHGs in 2020. This use of carbonless energy prevented emissions equal to 544 passenger vehicles driven for one year.
●	Recently, our Paris, France operations moved into a new facility, which is designed with the highest French environmental standards and equipped with solar panels to reduce energy consumption and greenhouse gas emissions.
●	Our temperature-controlled supply chain solutions focused on cell and gene therapies include logistics, which can boast a 99.8% delivery success rate and due to this performance 9,586 additional patients were able to receive therapies over the past 24 months and 690 intended parents are potentially able to have successful cycles resulting in the birth of a child on an annual basis because of our CryoStork® solution.

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

For example, several life sciences companies, including some of our clients, announced earlier in 2020 the temporary suspension of clinical studies and trials as well as other COVID-19 related risks that may impact their preclinical and clinical trials, including delays in patient enrollment or difficulties in initiating or expanding clinical trials, interruption of clinical trial activity, and diversion of healthcare resources to focus on COVID-19 activities. While these temporary suspensions and restrictions have been lifted, these may be reinstated, and other measures may be implemented. In addition, with respect to the impact of the pandemic on the human reproductive medicine market, the American Society for Reproductive Medicine (ASRM) and European Society of Human Reproduction and Embryology (ESHRE) both issued recommendations in March of 2020 to temporarily defer fertility treatments and related activities. Both organizations have since updated and recently reaffirmed their recommendation to gradually and judiciously resume activities. While these actions have negatively impacted our revenue in the markets we serve temporarily during 2020, we cannot determine the longer-term impact at this point. A number of public announcements by government and clients indicate a regional or partially reinstating of COVID-19 related restrictions and while we have experienced revenue ramping back up gradually over time, this may be curtailed by new restrictions. Further, virus containment efforts as a result of governmental actions or policies or other initiatives could lead to further disruption in the supply chain and as a result, we may have difficulties sourcing raw materials and equipment or may incur additional direct costs to provide our solutions.

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

Employees

We refer to our employees as our “team.” They are critical to our success. We are in constant communication and training. We believe that we have assembled a strong management/leadership  team with the experience and expertise needed to execute our business strategy.  As of December 31, 2020, we had 625 employees: 605 full-time, 10 part-time, and 10 temporary, of which 250 are located in the Americas, 158 in EMEA and 217 in APAC.  This is an increase of 500 employees since December 31, 2019, primarily as a result of two acquisitions completed during the fourth quarter of 2020 and the further build out of our organization to support the expected growth in the markets we serve. We anticipate hiring additional personnel as needs dictate to implement our global growth strategy.

Corporate History and Structure

We are a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement, on March 15, 2005 we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation, in exchange for 200,901 shares of our common stock (which represented approximately 81% of the total issued and outstanding shares of common stock following the close of the transaction). Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, was reorganized into a California corporation on December 11, 2000 and converted into Cryoport Systems, LLC, a California limited liability company, on September 17, 2020, remains one of our operating companies under Cryoport, Inc. Our principal executive offices are located at 112 Westwood Place, Suite 350, Brentwood, TN 37027. The telephone number of our principal executive office is (949) 470-2300, and our main corporate website is www.cryoport.com. The information on or that can be accessed through our website is not part of this Form 10-K.

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

Mark Sawicki, Ph.D. Dr. Sawicki became President and Chief Executive Officer of Cryoport Systems, LLC, a wholly-owned subsidiary of the Company, and the Senior Vice President and Chief Scientific Officer of the Company in September 2020 and served as the Chief Commercial Officer of Cryoport Systems from January 2015 to August 2020. Dr. Sawicki brings over 20 years of business development and sales management experience, having consistently delivered on corporate revenue and market share goals in the pharmaceutical and biotechnology industries. Dr. Sawicki previously served as the Chief Business Officer at AAIPharma Services Corporation/Cambridge Major Laboratories Inc. (now Alcami Corporation), a contract development, testing, and manufacturing organization for pharma and biotech companies. Additionally, he has served in senior business development roles at CMC Biologics, a provider of biopharmaceutical contract manufacturing services, and Albany Molecular Research Inc. (AMRI), a contract research and manufacturing organization. Dr. Sawicki holds a bachelor's in biochemistry from the State University of New York at Buffalo and a Ph.D. in biochemistry from the State University of New York at Buffalo, School of Medicine and Biomedical Sciences. He also received graduate training at the Hauptman Woodard Medical Research Institute. Sawicki has authored a dozen scientific publications in drug discovery with a focus on oncology and immunology.

Available Information

Our main corporate website address is www.cryoport.com. The information on or that can be accessed through our website is not part of this Form 10-K. We electronically file with the Securities and Exchange Commission (SEC) our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to the reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The MVE Biological Solutions and CRYOPDP acquisitions have resulted in significant growth in our operations and personnel, adding approximately 460 employees to our headcount, bringing our total headcount as of December 31, 2020 to approximately 625 employees, adding significant operations in the US, Europe and Asia, while expanding our product offerings into new temperature-controlled ranges and cryogenic equipment. We will continue to incur significant expenditures and the allocation of management time to assimilate the MVE Biological Solutions and CRYOPDP businesses in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong relationships with both our existing and new customers, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

Due to the low temperatures at which some of our products are used  and the fact that some of our products are relied upon by our customers or end users in their facilities or operations or are manufactured for relatively broad medical, transportation, or consumer use, we face an inherent risk of exposure to claims (which MVE Biological Solutions has been subject to from time to time and some of which were substantial) in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property or sample damage, or economic loss. For example, during 2019, MVE Biological Solutions’ products were the subject of numerous lawsuits (including purported class action lawsuits filed in the U.S. District Court for the Northern District of California) with respect to the alleged failure of a stainless steel cryobiological storage tank at the Pacific Fertility Center in San Francisco, California. In addition, Cryogene specializes in the secure storage of biological specimens, materials and samples covering the full range of temperatures from cryogenic through controlled room temperature. Any damage to these specimens, materials and samples may be attributed to a failure of Cryogene’s storage systems or services, which could lead to claims for damages made by customers and could also harm our relationship with customers and damage our reputation in the life sciences industry, resulting in material harm to our business. Although we currently maintain product liability coverage, which we believe is adequate for product liability claims and for the continued operation of our business, it includes customary exclusions and conditions, it may not cover certain specialized applications and it generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition, and adversely affect our results of operations.  See “—Risks Related to Our Business—Our products and services may expose us to liability in excess of our current insurance coverage” for additional information.

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

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders. Many countries around the world have also implemented the temporary closure of non-essential businesses and other material limitations on the conduct of business. As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance and results of operations have been adversely affected as a result of reduced demand for our services in all markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments – Impact of COVID-19” for additional information.

Additionally, our business operations, financial performance and results of operations have been and could be further adversely impacted in a number of ways, including, but not limited to, the following:

●	disruptions to our operations, including a shutdown of one or more of our global logistics centers or our biostorage facility; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our research and development activities, engineering, design and manufacturing processes and other important business activities;
●	further reduced demand for our products and services due to disruptions to the businesses and operations of our customers, which may, in particular, result from lower volumes of clinical studies and trials or reduced activity in the human reproductive medicine markets due to social distancing restrictions; and reduction in our animal health market due to reduced demand;
●	interruptions, unavailability or delays in global shipping to transport our products;
●	a slowdown or stoppage in the supply chain for our products;
●	our ability to set up global supply chain centers in certain geographic regions;
●	limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;
●	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities; and
●	an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions, as well as negatively impact our stock price.

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

The potential effects of COVID-19 may also impact and potentially heighten many of our other risk factors discussed in this “Risk Factors” section. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

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

We plan to further enhance our sales, marketing and distribution capabilities in the Americas, EMEA, and APAC, including through our recent acquisitions of MVE Biological Solutions and CRYOPDP, which expands our sales, marketing and distribution capabilities in these regions. It will be expensive and time-consuming for us to develop and integrate our global marketing and sales network and thus we intend to further broaden our strategic alliances with domestic and international providers of shipping services and other solutions providers to the life sciences industry to incorporate use of our platform of solutions in their service offerings. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with others to promote our solutions. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our solutions, thereby exposing us to potential expenses in exiting such distribution agreements. We, and any of our alliance partners, must also market our services in compliance with federal, state, local and international laws relating to the provision of incentives and inducements. Violation of these laws can result in substantial penalties. Therefore, if we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our alliance partners fail to promote our solutions, we will have difficulty increasing our revenues and the revenue may not offset the additional expense of expansion.

The adoption cycle of our target customers tends to be very lengthy, which has, and is expected to continue to, adversely affect our ability to increase revenues quickly.

We offer our solutions to companies in the life sciences industry. These companies operate within a heavily regulated environment and as such, changing vendors and distribution practices typically require a number of steps, which may include the audit of our facilities, review of our procedures, qualifying us as a vendor, and performing test shipments. This process can take several months or longer to complete, involving multiple levels of approval, prior to a company fully adopting our platform and products. The logistics management of many companies is decentralized adding to the time needed to effect adaptation of our solutions. In addition, any such adoption may be on a gradual basis such that the customer progressively ramps up use of our solutions following adoption. The slow adoption process has, and is expected to continue to, adversely affect our ability to increase revenues quickly.

We depend on the availability of certain component products used in our solutions; if we experience delays in the procurement of components manufactured by third parties, then we may experience customer dissatisfaction and our reputation could suffer.

If we fail to procure sufficient components used in our products from our third-party manufacturers, we may be unable to deliver our solutions to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently acquire various component parts for our solutions from various independent manufacturers, some of which are sole sourced. We would likely experience significant delays or cessation in producing some of these components if a labor strike, natural disaster, public health crisis or other supply disruption were to occur, including as a result of the COVID-19 pandemic, at any of our main suppliers. If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in significant increase in costs. To date, we have not experienced any material delay that has adversely impacted our operations, but this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability.

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

We rely on our distribution system including third-party shipment and carrier services to transport our shippers containing biological material. These third-party operations could be subject to natural disasters, adverse weather conditions, other business disruptions, and carrier error, which could cause delays in the delivery of our shippers, which in turn could cause serious harm to the biological material being shipped. As a result, any prolonged delay in shipment, whether due to technical difficulties, power failures, break-ins, destruction or damage to carrier facilities as a result of a natural disaster, fire, or any other reason, including as a result of the COVID-19 pandemic, could result in damage to the contents of the shipper.

Additionally, our factories, facilities and distribution system may be subject to catastrophic loss due to fire, flood, terrorism, increasing severity or frequency of extreme weather events, or other natural or man-made disasters. Certain components of our key product are manufactured in China and the extent to which our ability to produce products is affected by COVID-19 will largely continue to depend on future developments, which are highly uncertain and cannot be accurately predicted. Additionally, we operate facilities in Irvine, California, Livingston, New Jersey, Ball Ground, Georgia, New Prague, Minnesota, Houston, Texas and Hoofddorp, Netherlands, some of which specialize in the secure storage of biological specimens, materials and samples. If natural disasters or similar events, like hurricanes, fires or explosions or large-scale accidents or power outages, were to occur that prevented us from using all or a significant portion of these facilities, damaged critical infrastructure or our customers’ biological samples, or otherwise disrupted operations at such facility, this could affect our ability to maintain ongoing operations and cause us to incur significant expenses. Insurance coverage may not be adequate to fully cover losses in any particular case.

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

Risks Associated with Our Intellectual Property

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect these trade secrets, in part, by entering into confidentiality agreements and inventions assignment and work for hire agreements in connection with their employment, consulting, or advisory relationships. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.  Additionally, our competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology, or we may not be able to meaningfully protect our rights in unpatented proprietary technology.

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

Risks Related to Regulatory and Legal Matters

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

Our international operations and transactions also depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. The current U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. It may be time consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

As a result of certain policy changes of the U.S. presidential administration and from certain U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows, or cause an increase in our liabilities.

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

Certain of our operations are subject to regulation by the FDA or similar foreign regulatory agencies. For example, we are aware that China’s National Medical Products Administration has had discussions that may require certain of our products to be registered as Class II medical devices. In addition, we may in the future develop products that are subject to regulation as medical devices by the FDA and similar foreign regulatory agencies. The regulations enforced by the FDA and similar regulatory agencies govern a wide variety of product-related activities, including the research, development, testing, manufacture, quality control, approval, clearance, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, post-approval monitoring and reporting, pricing, and export and import of pharmaceutical products. If we or any of our customers, suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

Risks Related to Our Financial Condition

Historically, we have incurred significant losses and we may incur losses in the future.

As of December 31, 2020, we had an accumulated deficit of $192 million. In order to achieve and sustain revenue growth in the future, we must expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.

We have a substantial amount of indebtedness.  As of December 31, 2020, we had approximately $169.7 million of indebtedness and other liabilities, including trade payables, on a consolidated basis. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our
●	indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon
●	conversion of the notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have
●	better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including our 3.00% convertible senior notes due 2025 (the “Convertible Senior Notes”), and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

The holder of our Series C Preferred Stock has the right, at its option, to convert its Series C Preferred Stock, in whole or in part, into Common Stock at a conversion price equal to $38.6152 per share subject to certain customary adjustments. After October 1, 2022, subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series C Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Series C Preferred Stockholders of the election to convert, the closing price of our Common Stock is at least 150% of the conversion price. On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Company’s 4.0% Series C Convertible Preferred Stock, resulting in the issuance of an aggregate of 1,312,860 shares of Common Stock.

Similarly, as it relates to our Convertible Senior Notes, at any time before the close of business on the scheduled trading day immediately before June 1, 2025, the holders of our Convertible Senior Notes may convert their notes into shares of Common Stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 41.8261 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $23.91 per share of common stock.  The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

Any conversion of shares of the Series C Preferred Stock or the Convertible Senior Notes to shares of our Common Stock would dilute the ownership interest of existing holders of our Common Stock, and any sale in the public market of shares of our Common Stock issuable upon conversion of the Series C Preferred Stock or the Convertible Senior Notes could adversely affect prevailing market prices of our Common Stock. We granted the Preferred Stock Investors and the holders of the Convertible Senior Notes customary registration rights in respect of their securities. These registration rights facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Common Stock available for public trading.

The Series C Preferred Stockholders may exercise influence over us, including through their ability to designate a member of our board of directors.

The Series C Preferred Stockholders are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain NASDAQ voting limitations, if applicable. Additionally, the consent of the holders of a majority of the outstanding shares of Series C Preferred Stock is required for so long as any shares of the Series C Preferred Stock remain outstanding for (i) amendments to the Company’s organizational documents that have an adverse effect on the holders of Series C Preferred Stock and (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series C Preferred Stock, including any shares of the Company’s Series A Preferred Stock or Series B Preferred Stock. In addition, for so long as 75% of the Series C Preferred Stock issued in connection with the Securities Purchase Agreement remains outstanding, consent of the Holders of a majority of the outstanding shares of Series C Preferred Stock will be required for (i) any voluntary dissolution, liquidation, bankruptcy, winding up or deregistration or delisting and (ii) incurrence by Cryoport of any indebtedness unless our ratio of debt to LTM EBITDA (as defined in the Series C Certificate of Designation) would be less than a ratio of 5-to-1 on a pro forma basis giving effect to such incurrence and the use of proceeds therefrom.

Additionally, an affiliate of Blackstone has the right to nominate for election one member to our board of directors for so long as certain parties hold 66.67% of the Series C Preferred Stock issued in the Blackstone financing transaction.  The director designated by Blackstone is entitled to serve on committees of our board of directors, subject to applicable law and NASDAQ rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by Blackstone may differ from the interests of our security holders as a whole or of our other directors.

As a result, the Series C Preferred Stockholders have the ability to influence the outcome of certain matters affecting our governance and capitalization. The sponsors of the Series C Preferred Stockholders are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other shareholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our obligations to the holders of Series C Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

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

Risks Related to Ownership of Our Common Stock

Certain of our existing stockholders own and have the right to acquire a substantial number of shares of common stock.

As of February 19, 2021, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 24,274,179 shares of common stock assuming their exercise of all outstanding Series C Preferred Stock and options that are exercisable within 60 days of February 19, 2021 or approximately 48.6 % of our outstanding common stock. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

The sale of substantial shares of our common stock may depress our stock price.

As of February 19, 2021, there were 45,581,661 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. We could also issue up to an additional 8,399,909 shares of our common stock upon exercise of outstanding options or reserved for future issuance under our stock incentive plans, up to an additional 5,260,162 shares of our common stock upon conversion of Series C Preferred Stock , and up to an additional 4,810,002 shares of our common stock upon conversion of the Convertible Senior Notes.

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

Our Articles of Incorporation allows our board of directors to issue up to 2,500,000 shares of “blank check” preferred stock, without action by our stockholders. We have designated 800,000 shares as Class A Preferred Stock, 585,000 shares as Class B Preferred Stock and 250,000 shares of Series C Preferred Stock, of which 200,000 shares of Series C Preferred Stock are issued and outstanding at February 19, 2021. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock and Preferred Stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and Preferred Stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock. In addition, the issuance of such shares of blank check preferred stock could have the effect of discouraging, delaying or preventing a change of control of our Company.

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

General Risk Factors

Our ability to grow and compete in our industry will be hampered if we are unable to retain the continued service of our key professionals or to identify, hire and retain additional qualified professionals.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of each of these persons working as a team will be critical to us as we continue to develop our technologies, tests and engineering and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not maintain "key person" insurance on any of our employees.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive office is located in Brentwood, Tennessee.  We lease or own various corporate, global logistics and supply chain centers, biostorage, manufacturing, research and development at 37 sites across the Americas, EMEA and APAC regions.

The following table summarizes our principal facilities and other materially important physical properties as of December 31, 2020:

Location	Ownership	Use
Brentwood, Tennessee	Leased	Principle Executive Office
Irvine, California	Leased	Administrative, Global Supply Chain Center and Research and Development Center
Livingston, New Jersey	Leased	Global Supply Chain Center
Houston, Texas	Leased	Administrative, Global Supply Chain Center and Biostorage Center
Hoofddorp, the Netherlands	Leased	Global Supply Chain Center
Ball Ground, Georgia	Leased	Administrative, Manufacturing, and Research and Development Center
New Prague, Minnesota	Owned	Manufacturing
Chengdu, China	Owned	Administrative and Manufacturing
Lisbon, Portugal	Leased	Administrative
Tremblay-en-France, France	Leased	Administrative and Global Logistics Center

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 19, 2021 there were 45,581,661 shares of common stock outstanding and 187 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Market Information

The Company’s common stock is currently listed on the NASDAQ Capital Market and is traded under the symbol “CYRX.”

Stock Performance Graph (1)

The graph below matches Cryoport’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000®. The graph tracks the performance of a $100 investment in our common stock and index from December 31, 2015 to December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cryoport, Inc. and the Russell 3000®

*$100 invested on 12/31/15 in stock or index. Fiscal year ending December 31.

(1)

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that Cryoport specifically incorporates it by reference into such filing.

Dividends

No dividends on common stock have been declared or paid by the Company.  The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to pay any cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2020 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Issuer Purchases of Equity Securities

On October 9, 2019, the Company announced that its board of directors authorized a share repurchase program to purchase up to $15,000,000 of the Company’s common stock.  Repurchases may be made from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by management at its discretion and will depend on a number of factors, including the market price of Company’s common stock, general market and economic conditions, and applicable legal requirements. The repurchase program expired on December 31, 2020.  The Company has not purchased any shares under this program in 2019 and through December 31, 2020.

ITEM 6.  Selected Consolidated Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

General Overview

We are redefining the temperature-controlled supply chain for the life sciences industry by providing a unique and evolving platform of critical products and solutions including advanced packaging, informatics, specialty logistics services, biostorage services, and cryogenic life sciences equipment. With over 600 employees in 30 locations worldwide, we are engaged in providing global solutions to the biopharma/pharma, animal health, and human reproductive medicine markets. Our primary focus is on addressing the critical temperature-controlled supply chain needs within the biopharmaceutical space with an emphasis on serving the rapidly growing cell and gene therapy, or C&GT, market.

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

For example, several life sciences companies, including some of our clients, announced during 2020 the temporary suspension of clinical studies and trials as well as other COVID-19 related risks that may impact their preclinical and clinical trials, including delays in patient enrollment or difficulties in initiating or expanding clinical trials, interruption of clinical trial activity, and diversion of healthcare resources to focus on COVID-19 activities. While these temporary suspensions and restrictions have been lifted, these may be reinstated, and other measures may be implemented. In addition, with respect to the impact of the pandemic on the human reproductive medicine market, the American Society for Reproductive Medicine (ASRM) and European Society of Human Reproduction and Embryology (ESHRE) both issued recommendations in March of 2020 to temporarily defer fertility treatments and related activities. Both organizations have since updated and recently reaffirmed their recommendation to gradually and judiciously resume activities. While these actions have negatively impacted our revenue in the markets we serve temporarily, we cannot determine the longer-term impact at this point. A number of public announcements by government and clients indicate a regional or partially reinstating of COVID-19 related restrictions and while we have experienced revenue ramping back up gradually over time, this may be curtailed by new restrictions. Further, virus containment efforts as a result of governmental actions or policies or other initiatives could lead to further disruption in the supply chain and as a result, we may have difficulties sourcing raw materials and equipment or may incur additional direct costs to provide our solutions.

While longer-term client demand for our services overall remains strong, the effects of the COVID-19 pandemic, including the measures above taken by some of our clients have adversely impacted our revenue growth.  We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.   See “Risk Factors—Risk Related to Our Business—The recent global pandemic caused by COVID-19 has already and may continue to adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.”

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The chief operating decision maker (“CODM”) is our Chief Executive Officer.  We previously reported results based on two reportable operating segments: Global Logistics Solutions and Global Bioservices. During the fourth quarter of 2020, our CODM changed how he makes operating decisions, assesses the performance of the business and allocates resources in a manner that caused our operating segments to change as a result of the MVE and CRYOPDP acquisitions. In consideration of the FASB ASC 280, Segment Reporting, we determined that we are not organized around specific products and services, geographic regions or regulatory environments. Accordingly, beginning with the fourth quarter of 2020, we operate in one reportable operating segment.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP. While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we have identified the policies and estimates below as being critical to our business operations and the understanding of our results of operations. These policies require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The impact of and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition,” including in the “Results of Operations” section, where such policies affect our reported and expected financial results. Although we believe that our estimates, assumptions, and judgements are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows: Revenue Recognition, Business Combinations, Intangible Assets and Goodwill, Series C Preferred Stock, Stock-based Compensation, Convertible Senior Notes and Income Taxes. See Note 2: “Summary of Significant Accounting Policies” of our accompanying consolidated financial statements for a description of our critical accounting policies and estimates.

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

Revenue generated from short-term logistics and engineering consulting services provided to customers is recognized when the Company satisfies the contractually defined performance obligations. When a contract includes multiple performance obligations, the contract price is allocated among the performance obligations based upon the stand-alone selling prices. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification.

Our performance obligations on our orders and under the terms of agreements with customers are generally satisfied within one year from a given reporting date.

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

Business Combinations

Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

We use the income approach to determine the fair value of certain identifiable intangible assets such as customer relationships. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased customer relationships, agent networks, software, developed technologies, and trademarks/tradenames so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.

Intangible Assets and Goodwill

Intangible assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method, which is the best estimate of the value we are receiving over the useful life of the intangible asset and another systematic method was not deemed more appropriate. The amortization expense is recorded within selling, general and administrative expense in the consolidated statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2020.  There has been no impairment of our intangible assets for the periods presented.

Goodwill

We test goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. As a result of our 2020 quantitative assessment, we concluded that goodwill is not impaired as of December 31, 2020.

Series C Preferred Stock

On the October 1, 2020 issuance date, the effective conversion price per share was less than the fair value of the underlying Common Stock and, as a result, the Company determined that there was a beneficial conversion feature on that date. Accordingly, the Company recognized the resulting beneficial conversion feature amount of approximately $39.5 million as a deemed dividend, equal to the number of common shares into which the Series C Preferred Stock is convertible multiplied by the difference between the fair value of the Common Stock and the effective conversion price per share on that date. Because the Series C Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the dividend is reflected as a one-time, non-cash, deemed dividend to the Holders of the Series C Preferred Stock on the date of issuance.

Additionally, the Company determined that the nature of the Series C Preferred Stock is more akin to an equity instrument and that the economic characteristics and risks of the embedded conversion options are clearly and closely related to the Series C Preferred Stock. As such, the conversion options were not required to be bifurcated from the host under ASC 815, Derivatives and Hedging.

Since the paid-in-kind dividends are nondiscretionary, the Company measured the beneficial conversion feature in the paid-in-kind dividend on the issuance date of the preferred stock and recorded such amount when the paid-in-kind dividend was accrued. Accordingly, the associated paid-in-kind dividends for the year ended December 31, 2020 generated a beneficial conversion feature amount of $344,000. On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Company’s 4.0% Series C Convertible Preferred Stock, par value $0.001 per share (See Note 18).

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

Convertible Senior Notes

The Senior Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt was recorded as a liability on the consolidated balance sheet.

Stock-based Compensation

We use the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date. The expected option life assumption is estimated based on the simplified method.  Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term.  The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the average of the historical volatility and the implied volatility of our stock commensurate with the expected life of the stock-based award. We do not anticipate paying dividends on the common stock in the foreseeable future.

We recognize stock-based compensation cost on a straight-line basis over the vesting period. Stock-based compensation expense is recognized only for those awards that ultimately vest. For the years ended December 31, 2020 and 2019, we recorded stock-based compensation expense of $8.9 million and $16.5 million, respectively, for share-based awards granted under all of the Company’s stock plans.

As of December 31, 2020, there was $21.1 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.1 years. We expect 1,692,183 unvested options to vest over the next four years.

Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate our tax position on a quarterly basis. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Results of Operations

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table summarizes certain information derived from our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Service revenues	$55,299	$33,942	$21,357	62.9%
Product revenues	23,397	—	23,397	100%
Total revenues	78,696	33,942	44,754	131.9%
Cost of service revenues	(29,521)	(16,590)	(12,931)	77.9%
Cost of product revenues	(12,841)	—	(12,841)	100%

Gross margin	36,334	17,352	18,982	109.4%
Selling, general and administrative expenses	(56,860)	(31,286)	(25,574)	81.7%
Engineering and development expenses	(9,484)	(3,741)	(5,743)	153.6%
Investment income	761	583	178	30.6%
Interest expense	(2,560)	(1,367)	(1,193)	87.2%
Other income (expense), net	(929)	189	(1,118)	(591.3)%
Benefit from (provision for) income taxes	45	(62)	107	(172.5)%

Net loss	$(32,693)	$(18,332)	$(14,361)	78.3%
Deemed dividend on Series C convertible preferred stock	(39,492)	—	(39,492)	100.0%
Paid-in-kind dividend on Series C convertible preferred stock	(2,844)	—	(2,844)	100.0%
Net loss attributable to common stockholders	$(75,029)	$(18,332)	$(56,697)	309.3%

Total revenues by market

	Year Ended December 31,
	2020	2019	$ Change	% Change
Biopharma/Pharma	$66,394	$30,032	$36,362	121%
Animal Health	7,846	996	6,850	687%
Human Reproductive Medicine	4,456	2,914	1,542	53%

Total revenues	$78,696	$33,942	$44,754	132%

Revenues. Revenues increased $44.8 million, or 132%, to $78.7 million for year ended December 31, 2020, as compared to $33.9 million for the year ended December 31, 2019. This increase was primarily driven by revenue from the acquisition of MVE and CRYOPDP on October 1, 2020, which contributed $23.0 million and $12.9 million, respectively, and the increase in revenue by $8.9 million, primarily driven by our biopharmaceutical customers. This includes an increase in revenue of $2.2 million resulting from the acquisition of Cryogene in May 2019. During 2020 we experienced an increase in the number of customers utilizing our services, the number of clinical trials we support and an increase in revenue related to commercialized cell therapies.

Service revenues increased by $21.4 million, or 62.9%, to $55.3 million for year ended December 31, 2020, as compared to $33.9 million for the year ended December 31, 2019. This increase was driven by the acquisition of CRYOPDP on October 1, 2020, which contributed $12.9 million in revenue from temperature-controlled specialty courier services and supply chain services, including packaging, pick-pack kit preparation, the continuing ramp of revenue from our Cryoport Express® solutions, which increased by $6.7 million, or 22%, and revenue from our biostorage services, which increased by $2.2 million, or 74%.

Product revenues were $23.4 million and $0 for 2020 and 2019, respectively, and are primarily a result of the acquisition of MVE on October 1, 2020, representing revenue from the product line of cryonic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships,

Revenues by market

Revenue from the biopharma/pharma market increased $36.4 million, or 121%, to $66.4 million, as compared to the year ended December 31, 2019. This increase was driven by revenue from the acquisition of MVE and CRYOPDP on October 1, 2020, which contributed $15.4 million and $12.9 million, respectively, and the increase in revenue by $5.9 million from clinical trial and commercial revenue. This includes an increase in revenue of $2.2 million resulting from the acquisition of Cryogene in May 2019. We now support 528 clinical trials, of which 419 are in the Americas, 84 are in EMEA and 25 are in APAC, compared to 436 clinical trials supported as of December 31, 2019 (361 in the Americas, 61 in EMEA and 14 APAC). The number of Phase III clinical trials supported increased to 69 trials as of December 31, 2020, of which 49 are in the Americas, 19 are in EMEA, and 1 is in APAC. This compares to 56 Phase III trials (40 in the Americas, 15 in EMEA and 1 APAC) supported as of December 31, 2019. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $6.9 million, or 687%, to $7.8 million for the year ended December 31, 2020, as compared to the same period in 2019. This increase is driven by the acquisition of MVE on October 1, 2020.

Revenues in the human reproductive medicine market increased $1.5 million, or 53%, to 4.5 million for the year ended December 31, 2020, as compared to the same period in 2019. This increase was driven by a 31.3% increase in revenues in the U.S. market through continued success of our CryoStork®-branded offering and a 43.5% increase in revenues in the international markets, which was primarily a result of our marketing initiatives and growing brand recognition.

Gross margin and cost of revenues. Gross margin for the year ended December 31, 2020 was 46.2% of total revenues, as compared to 51.1% of total revenues for the year ended December 31, 2019. The decrease in gross margin is primarily a result of the lower margin contributions from the acquisitions of MVE and CRYOPDP . Cost of total revenues increased $25.7 million to $42.3 million for the year ended December 31, 2020, as compared to $16.6 million in the same period in 2019. The increase in cost of total revenues is commensurate with the increase in business volume and the addition of cost of revenue from the acquisitions of MVE and CRYOPDP for the fourth quarter of 2020.

Gross margin for our service revenues was 46.7% of service revenues, as compared to 51.1% of service revenues for the year ended December 31, 2019. This decrease is a result of the lower margin contribution from the acquisition of CRYOPDP during the fourth quarter of 2020. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 45.1% of product revenues. Product revenues, related cost of revenues and resulting gross margins are primarily a result of the acquisition of MVE during the fourth quarter of 2020. Our cost of product revenues is primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process are included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For 2020, SG&A expenses increased by $25.6 million, or 81.7% as compared to 2019. The increase is primarily due to the addition of $11.5 million of SG&A expenses from the acquisition of MVE and CRYOPDP effective October 1, 2020, as well as the continued expansion of our infrastructure to support the acquisitions and expected future growth. Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of CRYOPDP and MVE in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets.  Intangible asset amortization expense increased by $6.3 million, from $0.3 million in 2019, to $6.6 million in 2020. SG&A also includes acquisition and integration costs related to MVE and CRYOPDP acquisitions in 2020 of $11.1 million, compared to $0.4 million related to the acquisition of Cryogene in 2019. Stock compensation expense decreased by $6.4 million in 2020 compared to 2019, primarily resulting from accelerated vesting of certain stock option awards as a result of meeting defined financial targets in the amount of $8.4 million in 2019, which did not occur in 2020.

Engineering and development expenses. Engineering and development expenses increased $5.7 million, or 153.6%, for year ended December 31, 2020, as compared to the same period in 2019. The increase is primarily due to an increase of $4.2 million in consulting costs directed at further enhancing our logistics and supply chain solutions and $1.6 million in wages and associated employee costs to add software development and engineering resources. These increases were partially offset by a decrease in stock-based compensation expense of $0.5 million which was driven by $0.9 million in accelerated vesting for certain stock option awards during 2019 as a result of meeting defined financial targets. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® Shipper fleet, such as the CryosphereTM shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE’s portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $0.2 million, from $0.6 million to $0.8 million for the year ended December 31, 2020, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased by $1.2 million, from $1.4 million to $2.6 million for the year ended December 31, 2020, as compared to the prior year primarily as a result of the issuance of $115.0 million aggregate principal amount of 3.00% convertible senior notes in May 2020 and amortization of the related debt discount.

Other income, net.  The increase in other income, net for the year ended December 31, 2020 is primarily due to realized and unrealized gains and losses on short-term investments and foreign currency fluctuations.

Dividends on Series C preferred convertible stock. The dividends in the aggregate amount of $42.3 million for the year ended December 31, 2020 represent a non-cash deemed dividend in the amount of $39.5 million resulting from a beneficial conversion feature and a paid-in-kind dividend of $2.8 million, both from the private placement of Series C Preferred Stock with Blackstone.

Non-GAAP Financial Measures

We provide adjusted EBITDA as a supplemental measure to GAAP measures regarding our operating performance. This financial measure excludes the impact of certain acquisition related items and other expenses and, therefore, has not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of this non-GAAP financial measure to its most comparable GAAP financial measure is described below.

We include this financial information because we believe this measure provides a more accurate comparison of our financial results between periods and more accurately reflects how management reviews its financial results. We excluded the impact of certain acquisition related items because we believe that the resulting charges do not accurately reflect the performance of our ongoing operations for the period in which such charges are incurred.

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Year Ended
	December 31,		December 31,
	2020	2019	2020	2019
GAAP net loss	$(11,530)	$(948)	(32,693)	$(18,332)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	7,370	825	9,869	2,415
Acquisition and integration costs	3,700	—	11,163	383
Inventory step-up charges	727	—	727	—
Other non-recurring charges	225	—	225	—
Investment income	(150)	(291)	(761)	(543)
Interest expense	1,077	446	2,560	1,367
Stock-based compensation expense	2,561	382	8,916	16,523
Income taxes	(98)	51	(45)	62
Adjusted EBITDA	$3,882	$465	(39)	$1,876

Adjusted EBITDA is measured by taking net income/loss as reported in accordance with GAAP, excluding depreciation and intangible amortization expenses, acquisition and integration costs, inventory step-up charges, other non-recurring charges, stock-based compensation expense, investment income, interest expense and taxes included in the consolidated statements of operations.

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash and cash equivalents of $36.9 million, short-term investments of $56.4 million and working capital of $112.1 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments. We believe that our pre-existing cash and cash equivalents and short-term investments, together with the net proceeds of approximately $265.4 million raised through an underwritten public offering in January 2021 will be sufficient to fund our operations, including capital expenditures and absent any acquisitions, for at least the next three years.

Cash flows

	For the Year Ended December 31,
	2020	2019	$ Change

	(in thousands)
Operating activities	$(14,866)	$(1,324)	$(13,542)
Investing activities	(382,312)	(62,927)	(319,385)
Financing activities	385,585	74,151	311,434
Effect of exchange rate changes on cash and cash equivalents	1,231	8	1,223
Net change in cash and cash equivalents	$(10,362)	$9,908	$(20,270)

Operating activities

For the year ended December 31, 2020, we used $14.9 million of cash for operations primarily as a result of the net loss of $32.7 million adjusted for non-cash expenses of $20.1 million comprised of $8.9 million of stock-based compensation, as well as $10.3 million of amortization of debt discounts, depreciation and amortization. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts receivable of $2.6 million, an increase in prepaids and other current assets of $7.5 million and an increase in net deferred tax assets of $0.5 million, which was partially offset by a decrease of $1.3 million in inventory and an increase in accounts payable and other accrued expenses of $4.2 million and an increase in accrued compensation and related expenses of $3.1 million.

Investing activities

Net cash used in investing activities of $382.3 million was primarily due to the $314.5 million and $48.6 million acquisitions of the MVE and CRYOPDP businesses, respectively, on October 1, 2020,  $158.7 million purchases of short-term investments, and $8.9 million for the capitalization of software development costs for our CryoportalTM Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, Smartpak IITM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $149.2 million.

In 2019, net cash used in investing activities of $62.9 million was primarily due to the $20.3 million acquisition of the Cryogene business on May 14, 2019,  $43.2 million purchases of short-term investments, and $5.3 million for the capitalization of software development costs for our CryoportalTM Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, SmartPakTM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $6.0 million.

Financing Activity

Net cash provided by financing activities totaled $385.6 million during the year ended December 31, 2020, primarily as a result of net proceeds of $111.3 million from the issuance of 3% convertible senior notes issued in May 2020 and $265.4 million as a result of the net proceeds from the private placement of common stock and issuance of the Series C Preferred Stock. Proceeds from stock option and warrant exercises during 2020 were $9.4 million. Offsetting these activities were the payment of deferred financing costs and finance lease obligations of $4.2 million.

In 2019, net cash provided by financing activities of $74.2 million was primarily as a result of $68.8 million in net proceeds from our June 2019 public offering of common stock and $5.4 million in proceeds from the exercise of stock options and warrants.

January 2021 Public Offering

On January 25, 2021, the Company completed an underwritten public offering of 4,356,059 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement, dated January 20, 2021, by and among the Company, on the one hand, and Morgan Stanley & Co. LLC, Jefferies LLC, SVB Leerink LLC and UBS Securities LLC, as representatives of certain underwriters at a public offering price per share of $66.00, before deducting underwriting discounts and commissions. The shares include 568,181 shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the underwriting agreement. The Company received net proceeds of approximately $269.7 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. See Note 18: “Subsequent Events” of our accompanying consolidated financial statements for additional information.

Blackstone Private Placement

In connection with the MVE Acquisition, on October 1, 2020, the Company completed a private placement with an investment vehicle of funds affiliated with The Blackstone Group Inc., consisting of (i) 250,000 shares of a newly designated 4.0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a price of $1,000 per share, for $250.0 million, and (ii) 675,536 shares of common stock of the Company, par value $0.001 per share for $25.0 million, for an aggregate purchase price of $275.0 million. The net proceeds of this transaction were $263.6 million. The Series C Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.  On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Company’s 4.0% Series C Convertible Preferred Stock, resulting in the issuance of an aggregate of 1,312,860 shares of Common Stock. See Note 15: “Stockholders’ Equity—Blackstone Private Placement” and Note 18: “Subsequent Events” of our accompanying consolidated financial statements for additional information.

Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% convertible senior notes due in 2025, which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the Convertible Senior Notes, in a private placement exempt from registration under the Securities Act.  The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $345,200 in third-party offering related costs. The Convertible Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the Convertible Senior Notes. The Convertible Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.  See Note 10 : “Convertible Senior Notes” and Note 18: “Subsequent Events” of our accompanying consolidated financial statements for additional information.

June 2019 Public Offering

In June 2019, the Company completed an underwritten public offering of 4,312,500 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement, dated June 19, 2019, by and among the Company, on the one hand, and Jefferies LLC and SVB Leerink LLC, as representatives of certain underwriters at a public offering price per share of $17.00, before deducting underwriting discounts and commissions. The shares include 562,500 shares issued and sold pursuant to the Underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the Underwriting Agreement. The Company received net proceeds of approximately $68.8 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting which appears on the following page is incorporated herein by reference.

As permitted by SEC guidance for newly acquired businesses, management’s assessment of our internal control over financial reporting (as defined in Rule 14a-15(f) and 15d-15(f) under the Exchange Act) did not include an assessment of internal control over financial reporting of MVE and CRYOPDP, which were acquired October 1, 2020.  MVE and CRYOPDP accounted for 60% and 19% of total assets 84% and 9% of net assets, respectively, as of December 31, 2020 and 29% and 16% of revenues and (5%) and 5% of net loss, respectively, for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in its attestation report included in Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Form 10-K.

(c) Changes In Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2020, we began the process to extend our oversight and monitoring processes that support internal control over financial reporting to include the operations of MVE and CRYOPDP in order to assist us in the preparation and disclosure of financial information associated with these acquisitions. We are continuing to integrate the acquired operations of MVE and CRYOPDP into the Company’s overall internal control over financial reporting process. However, we have excluded MVE and CRYOPDP from our assessment of internal controls over financial reporting as set forth above. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting is supported by written policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The Company acquired MVE Biological Solutions and CRYOPDP on October 1, 2020. MVE Biological Solutions and CRYOPDP constituted 60% and 19% of total assets and 84% and 9% of net assets, respectively, as of December 31, 2020 and 29% and 16% of revenues and (5%) and 5% of net loss in our consolidated financial statement for the fiscal year ended December 31, 2020. As these acquisitions occurred in the fourth quarter of 2020, the scope of management’s assessment of internal control over financial reporting does not include MVE Biological Solutions or CRYOPDP. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
Chief Executive Officer and Director

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

March 1, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and their respective biographical information appears in Part I, Item 1 of this Form 10-K.

We have adopted a corporate code of conduct that applies to our directors and all employees, including our Chief Executive Officer and Chief Financial Officer. We have posted the text of our corporate code of conduct on our website at www.cryoport.com on the “Investor Relations: Corporate Governance” page under the heading “Governance Documents”.  We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our corporate code of conduct by posting such information on our website.

The other information required under this item is incorporated by reference from our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

Index to Exhibits

Exhibit No.	Description
2.1˄

Asset Purchase Agreement, dated May 14, 2019, by and between Cryogene, Inc. and CryoGene Partners. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 14, 2019.

2.2˄

Purchase Agreement, dated as of August 24, 2020, by and between Cryoport, Inc. and Chart Industries, Inc.  Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated August 25, 2020.

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

3.12

Certificate of Amendment filed with the Nevada Secretary of State on May 30, 2018.  Incorporated by reference to Exhibit 3.12 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2019.

3.13	Certificate of Designation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 1, 2020.

4.1+	Description of the Company's securities.

4.2	Indenture, dated May 26, 2020, between Cryoport, Inc. and U.S. Bank National Association. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 27, 2020.

4.3	Form of 3.00% Convertible Senior Note due 2025. Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 27, 2020.

Exhibit No.	Description
10.1*	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

10.2*

Stock Option Agreement dated November 5, 2012 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2013.

10.3*

Stock Option Agreement dated December 18, 2014 between the Company and Jerrell Shelton. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2015.

10.4*	2015 Omnibus Equity Incentive Plan. Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 1, 2015.

10.5*	Cryoport, Inc. 2018 Omnibus Equity Incentive Plan. Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2018.

10.6*+	Form of Stock Option Award Agreement under the 2018 Omnibus Equity Incentive Plan.

10.7*+	Form of Non-Qualified Stock Option Award Agreement under the 2018 Omnibus Equity Incentive Plan.

10.8+	Form of Restrictive Stock Right Award Agreement under the 2018 Omnibus Equity Incentive Plan

10.9*	Annual Management Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 28, 2018.

10.10*

Employment Agreement effective as of November 1, 2019 between the Company and Robert S. Stefanovich.  Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 28, 2019.

10.11*

First Amendment to Employment Agreement effective as of November 1, 2019 between the Company and Jerrell W. Shelton.  Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 28, 2019.

10.12

Registration Rights Agreement, dated May 26, 2020, among Cryoport, Inc., Jefferies LLC and SVB Leerink LLC.  Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 27, 2020.

10.13

Securities Purchase Agreement, dated August 21, 2020, between Cryoport, Inc. and each of the Sellers identified therein.  Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2020.

10.14˄

Securities Purchase Agreement, dated as of August 24, 2020, by and between Cryoport, Inc. and BTO Freeze Parent L.P. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 25, 2020.

10.15

Registration Rights Agreement, dated as of October 1, 2020, by and among Cryoport, Inc., BTO Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P.  Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 1, 2020.

10.16

Amendment No. 1 to Securities Purchase Agreement, dated October 1, 2020, by and among Cryoport Inc., Cryoport Netherlands B.V. and the other parties thereto.  Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 1, 2020.

16.1

Letter to Securities and Exchange Commission from KMJ Corbin & Company LLP dated August 16, 2019. Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated August 20, 2019.

21+	Subsidiaries of Registrant.

Exhibit No.	Description
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

˄Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) or Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

*	Indicates a management contract or compensatory plan or arrangement.
+	Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton
Chief Executive Officer and Director

Date:  March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON	Chief Executive Officer and Director	March 1, 2021
Jerrell W. Shelton	(Principal Executive Officer)

/s/ ROBERT S. STEFANOVICH	Chief Financial Officer	March 1, 2021
Robert S. Stefanovich	(Principal Financial and Accounting Officer)

/s/ RICHARD BERMAN	Director	March 1, 2021
Richard Berman

/s/ DANIEL M. HANCOCK	Director	March 1, 2021
Daniel M. Hancock

/s/ ROBERT HARIRI, M.D., PH.D.	Director	March 1, 2021
Robert Hariri, M.D., Ph.D.

/s/ RAMKUMAR MANDALAM, PH.D.	Director	March 1, 2021
Ramkumar Mandalam, Ph.D.

/s/ EDWARD ZECCHINI	Director	March 1, 2021
Edward Zecchini

/s/ RAM JAGANNATH	Director	March 1, 2021
Ram Jagannath

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2020 and 2019

Years Ended December 31, 2020 and 2019

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryoport, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed its acquisitions of CRYOPDP for net consideration of €49 million and MVE for net consideration of $317.4 million on October 1, 2020. Both acquisitions were accounted for as a business combination.

Auditing the Company’s accounting for its acquisitions of the entities required significant auditor judgment due to the significant estimation uncertainty in determining the fair value of identified intangible assets. The estimation uncertainty was primarily due to the complexity of the valuation models utilized by management to measure the fair value of the customer relationships and trade name/trademark intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the value of the customer relationships and trade name/trademark intangible assets included revenue growth rates, customer attrition rates, discount rates, contributory asset charges and royalty rates.  These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for acquisitions. We tested controls over the estimation process supporting the recognition and measurement of the identified intangible assets and management’s review of assumptions and completeness and accuracy of data used in the valuation models.

To test the estimated fair values of the identified intangible assets, our audit procedures included, among others, involvement of a specialist to assist us in the evaluation of the Company’s valuation methodologies and testing of the significant assumptions. We obtained an understanding of management’s approach to developing the prospective financial information, and we compared significant assumptions including the revenue growth rates, customer attrition rates, discount rates, contributory asset charges and royalty rates and other forecast assumptions to historical, industry and market trends. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Further, we evaluated the Company’s assumptions in light of any contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Irvine, CA

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cryoport, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cryoport, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MVE Biological Solutions and CRYOPDP, which are included in the 2020 consolidated financial statements of the Company and constituted 60% and 19% of total assets and 84% and 9% of net assets, respectively, as of December 31, 2020 and 29% and 16% of revenues and (5%) and 5% of net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MVE Biological Solutions or CRYOPDP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

March 1, 2021

Cryoport, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$36,873	$47,235
Short-term investments	56,444	47,061
Accounts receivable, net of allowance for doubtful accounts of $ 1.1 million and $0.1 million, respectively	31,377	7,098
Inventories	10,535	474
Prepaid expenses and other current assets	11,928	1,097
Total current assets	147,157	102,965
Property and equipment, net	30,036	11,833
Operating lease right-of-use assets	14,044	4,460
Intangible assets, net	213,908	5,178
Goodwill	145,282	11,000
Deposits	1,184	437
Other long-term assets	794	—
Total assets	$552,405	$135,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$24,844	$2,498
Accrued compensation and related expenses	7,441	1,904
Deferred revenue	445	368
Operating lease liabilities	2,231	666
Finance lease liabilities	59	25
Total current liabilities	35,020	5,461
Convertible senior notes, net of discount of $3.7 million	111,344	—
Note payable	4,912	—
Operating lease liabilities, net of current portion	12,261	4,101
Finance lease liabilities, net of current portion	112	9
Deferred tax liability	5,882	21
Other long-term liabilities	176	—
Total liabilities	169,707	9,592

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock, $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock, $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 250,000 issued and outstanding	2,844	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 39,837,058 and 37,339,787 issued and outstanding at December 31, 2020 and 2019, respectively	40	37
Additional paid-in capital	566,451	285,609
Accumulated deficit	(192,013)	(159,320)
Accumulated other comprehensive income (loss)	5,376	(45)
Total stockholders’ equity	382,698	126,281
Total liabilities and stockholders’ equity	$552,405	$135,873

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended
	December 31,
	2020	2019
Service revenues	$55,299	$33,942
Product revenues	23,397	—
Total revenues	78,696	33,942

Cost of service revenues	29,521	16,590
Cost of product revenues	12,841	—
Total cost of revenues	42,362	16,590
Gross margin	36,334	17,352

Operating costs and expenses:
Selling, general and administrative	56,860	31,286
Engineering and development	9,484	3,741

Total operating costs and expenses	66,344	35,027

Loss from operations	(30,010)	(17,675)
Other income (expense):
Investment income	761	583
Interest expense	(2,560)	(1,367)
Other income (expense), net	(929)	189
Total other expense, net	(2,728)	(595)
Loss before provision for income taxes	(32,738)	(18,270)
Benefit from (provision for) income taxes	45	(62)
Net loss	$(32,693)	$(18,332)
Deemed dividend on Series C convertible preferred stock	(39,492)	—
Paid-in-kind dividend on Series C convertible preferred stock	(2,844)	—
Net loss attributable to common stockholders	$(75,029)	$(18,332)
Net loss per share attributable to common stockholders – basic and diluted	$(1.94)	$(0.55)
Weighted average common shares outstanding – basic and diluted	38,582,432	33,394,285

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended
	December 31,
	2020	2019
Net loss	$(32,693)	$(18,332)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	161	(28)
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	(3)	(23)
Foreign currency translation adjustments	5,263	3
Other comprehensive income (loss)	5,421	(48)
Total comprehensive loss	$(27,272)	$(18,380)

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

											Accumulated
	Class A		Class B		Class C				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid–In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Equity (Deficit)

Balance at December 30, 2018	—	$—	—	$—	—	$—	30,319,038	$30	$179,502	$(140,988)	$3	$38,547
Net loss	—	—	—	—	—	—	—	—	—	(18,332)	—	(18,332)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(48)	(48)
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,871	—	—	6,871
Accelerated stock-based compensation expense	—	—	—	—	—	—	—	—	9,562	—	—	9,562
Proceeds from public offering net of costs of $103,000	—	—	—	—	—	—	4,312,500	4	68,806	—	—	68,810
Issuance of common stock for convertible debt and accrued interest	—	—	—	—	—	—	1,172,305	1	15,416	—	—	15,417
Issuance of common stock for board of director compensation	—	—	—	—	—	—	5,753	—	91	—	—	91
Proceeds from exercise of common stock options and warrants	—	—	—	—	—	—	1,530,191	2	5,361	—	—	5,363
Balance at December 31, 2019	—	$—	—	$—	—	$—	37,339,787	$37	$285,609	$(159,320)	$(45)	$126,281
Net loss	—	—	—	—	—	—	—	—	—	(32,693)	—	(32,693)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	5,421	5,421
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,833	—	—	8,833
Issuance of common stock for board of director compensation	—	—	—	—	—	—	2,869	—	83	—	—	83
Issuance of common stock in private placement, net of costs of $914,200	—	—	—	—	—	—	675,536	1	28,159	—	—	28,160
Issuance of Series C convertible preferred stock in private placement, net of costs of $7.7 million	—	—	—	—	250,000	—	—	—	237,225	—	—	237,225
Beneficial conversion feature of the Series C convertible preferred stock	—	—	—	—	—	(39,492)	—	—	39,492	—	—	—
Deemed dividend on the Series C convertible preferred stock	—	—	—	—	—	39,492	—	—	(39,492)	—	—	—
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	2,844	—	—	(2,844)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	1,818,866	2	9,386	—	—	9,388
Balance at December 31, 2020	—	$—	—	$—	250,000	$2,844	39,837,058	$40	$566,451	$(192,013)	$5,376	$382,698

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(32,693)	$(18,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,869	2,415
Amortization of debt discount	437	288
Interest expense on convertible note settled by issuance of common stock	—	418
Unrealized (gain) loss on investments in equity securities	(845)	102
Realized loss on investments in equity securities	1,090	—
Realized (gain) loss on available-for-sale debt securities	32	(82)
Stock-based compensation expense	8,916	6,962
Accelerated stock-based compensation expense	—	9,562
Loss on disposal of property and equipment	384	274
Provision for bad debt	197	42
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,617)	(3,596)
Inventories	1,322	(253)
Prepaid expenses and other current assets	(7,520)	(345)
Deposits	(152)	(86)
Change in operating lease right-of-use assets and lease liabilities	134	(6)
Accounts payable and other accrued expenses	4,245	570
Accrued compensation and related expenses	3,143	641
Deferred revenue	(309)	81
Net deferred tax (asset) liability	(499)	21
Net cash used in operating activities	(14,866)	(1,324)

Cash Flows From Investing Activities:
Purchases of property and equipment	(8,918)	(5,336)
Purchases of short-term investments	(158,736)	(43,196)
Sales/maturities of short-term investments	149,233	5,995
Patent and trademark costs	(200)	(73)
Software development costs	(551)	—
Cash paid for acquisitions	(363,140)	(20,317)

Net cash used in investing activities	(382,312)	(62,927)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	9,388	5,363
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	237,225	—
Proceeds from issuance of common stock, net of issuance costs	28,160	—
Proceeds from public offering, net of offering costs	—	68,811
Repayment of finance lease liabilities	(70)	(23)
Proceeds from issuance of convertible senior notes	115,000	—
Payment of deferred financing costs	(4,118)	—

Net cash provided by financing activities	385,585	74,151

Effect of exchange rate changes on cash and cash equivalents	1,231	8
Net change in cash and cash equivalents	(10,362)	9,908
Cash and cash equivalents — beginning of year	47,235	37,327

Cash and cash equivalents — end of year	$36,873	$47,235

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$1,823	$707

Cash paid for income taxes	$60	$14

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Net unrealized gain (loss) on available-for-sale debt securities	$161	$(28)

Reclassification of realized gain on available-for-sale debt securities to earnings	$3	$23

Fixed assets included in accounts payable and accrued liabilities	$499	$261

Purchase of equipment through finance lease obligations	$205	$—

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$2,844	$—

Common stock issued for conversion of debt and accrued interest	$—	$15,418

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of the Business

Cryoport, Inc. (“Cryoport”, “we”, or “our”) is a life sciences services company that is an integral part of the temperature-controlled supply chain supporting the biopharma/pharma, animal health, and human reproductive medicine markets. We are redefining logistics for the life sciences industry by providing a unique platform of critical solutions including highly differentiated temperature-controlled supply chain solutions, which include advanced packaging, informatics, specialty logistics services, biostorage services and cryogenic life sciences equipment. Through our products, services and expertise, we enable our clients to ship, store and deliver cellular-based materials and drug products as well as other life sciences commodities in a precise, defined temperature-controlled state.

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

On August 21, 2020, the Company entered into a Securities Purchase Agreement to acquire CRYOPDP, a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets, headquartered in Paris, France. Under the terms of the Securities Purchase Agreement, the Company acquired 100% of the equity interests in Advanced Therapy Logistics and Solutions, a company organized under the laws of France, which is the holding company that owns CRYOPDP (the “CRYOPDP Acquisition”). The base purchase price under the Securities Purchase Agreement was €49 million (approximately $58.0 million) and is subject to a cash, net debt, working capital and other adjustments.

On August 24, 2020, the Company entered into a Purchase Agreement with Chart Industries, Inc. (“Chart”) pursuant to which the Company acquired Chart’s MVE Biological Solutions’ cryobiological storage business (the “MVE Acquisition”) for a cash purchase price at closing of $320 million, subject to customary closing working capital and other adjustments. The MVE Acquisition was structured as the acquisition of certain equity interests and assets and the transfer of certain liabilities in connection therewith.

On October 1, 2020, the Company completed both the MVE Acquisition and the CRYOPDP Acquisition, which are further discussed in Note 3.

On May 14, 2019, the Company acquired substantially all of the assets of Cryogene Partners, a Texas general partnership doing business as Cryogene Labs (“Cryogene”).  Cryogene operates a temperature-controlled biostorage solutions business in Houston, Texas (See Note 3).

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Change in Segment Reporting

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The chief operating decision maker (“CODM”) is our Chief Executive Officer. Up until the fourth quarter of 2020, we managed, reported and evaluated our business in the following two reportable operating segments: Global Logistics Solutions and Global Bioservices. During the fourth quarter of 2020, our CODM changed how he makes operating decisions, assesses the performance of the business and allocates resources in a manner that caused our operating segments to change as a result of the MVE and CRYOPDP acquisitions. In consideration of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), 280, Segment Reporting, we determined that we are not organized around specific products and services, geographic regions or regulatory environments. Accordingly, beginning with the fourth quarter of 2020, we realigned our reporting structure, resulting in a single reportable segment. The Company has adjusted its financial statements for historical periods to reflect this change in segment reporting and show its financial results without segments for all periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cryoport, Inc. and its wholly-owned subsidiaries, Cryoport Systems, LLC, Cryogene, Inc., MVE Biological Solutions US LLC, and Cryoport Netherlands B.V. and subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, fair value of short-term investments, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, intangible asset useful lives and amortization methods, allowance for inventory obsolescence, equity-based instruments, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Future events, including the extent and the duration of the COVID-19 related economic impacts, and their effects cannot be predicted with certainty, and, accordingly the Company’s accounting estimates require the exercise of judgment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, note payable, and the Company’s 3.00% convertible senior notes due in 2025 (the “Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, note payable and the Senior Notes, approximates fair value at December 31, 2020 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the note payable and the Senior Notes, see Note 5.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at December 31, 2020 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and to international customers and does not require collateral. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes is sufficient. Accounts receivable at December 31, 2020, and 2019 are net of reserves for doubtful accounts of $1.1 million and $0.1 million, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biotechnology, pharmaceutical, animal health, human reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. As of December 31, 2019, there were two customers that accounted for 31.0% and 20.7%, respectively, of net accounts receivable. There were no other single customer that owed us more than 10%of net accounts receivable at December 31, 2020 and 2019.

The Company has revenue from foreign customers primarily in United Kingdom, Switzerland, France, Netherlands, Singapore, China and India. During the years ended December 31, 2020 and 2019, the Company had revenues from foreign customers of approximately $29.1 million and $5.1 million, respectively, which constituted approximately 37.0% and 15.1%, respectively, of total revenues. There  were two customers that accounted for 24.1% and 12.8% of revenues during the year ended December 31, 2019. No other single customer generated over 10% of revenues during the years ended December 31, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less reserves for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, such as selling prices and costs of completion, disposal and transportation, and based on the evaluation, records adjustments to reflect inventories at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  We compute depreciation using the straight-line method over the estimated useful lives of the assets which is generally three to twelve years for computer hardware and software, seven to ten years for freezers, four to ten years for trucks and autos, three to fifteen years for furniture and equipment and over the shorter of the lease term or useful live of the assets for leasehold improvements. Buildings are depreciated over a useful life ranging from 20 to 45 years. Maintenance and repairs are expensed as incurred.

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

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. The Company’s leases do not contain any residual value guarantees.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component for all its leases.

Business Combinations

Total consideration transferred for acquisitions is allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions primarily with respect to intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit’s with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed  triggering events indicating potential goodwill impairment, including the effects of the COVID-19 pandemic, and after assessment, concluded that there was no impairment during the year ended December 31, 2020.

Intangible Assets

Intangible assets are comprised of patents, trademarks, software development costs and the intangible assets acquired in the MVE, CRYOPDP and Cryogene acquisitions which include a non-compete agreement, technology, customer relationships, trade name/trademark, agent network, order backlog, developed technology and land use rights. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued. The non-compete agreement, technology, customer relationships, trade name/trademark, agent network, order backlog, developed technology and land use rights, acquired in the MVE, CRYOPDP and Cryogene acquisitions are amortized using the straight-line method over the estimated useful lives (see Note 8). The Company uses the following valuation methodologies to value the significant intangible assets acquired: income approach for customer relationships, replacement cost for agent network and software, and relief from royalty for trade name/trademarks and developed technology.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the year ended December 31, 2020.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2020.

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

Income Taxes

The Company accounts for income taxes under the provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2020 and 2019, there were no material unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rate.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the US based net deferred tax assets be realized. Therefore, the Company has recorded a full valuation allowance against its US based net deferred tax assets. With respect to the foreign based deferred tax assets, the Company's management has reviewed these deferred tax assets on a jurisdictional basis. Based on the weight of each jurisdiction's evidence available, the Company's management has made separate determinations for each foreign jurisdiction regarding whether it is more likely than not that a net deferred tax asset within a particular jurisdiction will be not be realized. The Company has recorded full valuation allowances in jurisdictions where deferred tax assets are not deemed more likely than not to be realized.

Additionally, the Company maintains a deferred tax liability related to indefinite-lived assets that have been netted against deferred tax assets that also allow for indefinite carryforward periods subject to limitations.  The remaining taxable temporary difference cannot serve as a source for future taxable income to realize federal net operating losses, due to the fact that post-2017 federal net operating losses are only eligible to offset  80% of income in a given year or in the case of state net operating losses, the state net operating losses will expire prior to the reversal of the taxable temporary difference.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accruals for interest or penalties on its consolidated balance sheets at December 31, 2020 and 2019 and has recorded only immaterial interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2020 and 2019. The Company is subject to taxation in the U.S., various state jurisdictions and in various foreign countries. As of December 31, 2020, the Company is no longer subject to U.S. federal examinations for years before 2017 and for California franchise and income tax examinations for years before 2016. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated.  The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company's subsidiary in India is currently under examination by the Indian tax authorities for 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

In December of 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2020. Early adoption is permitted, including adoption in an interim period. Different components of the guidance require retrospective, modified retrospective or prospective adoption. The Company has elected to early adopt ASU 2019-12 on January 1, 2020, and the adoption of the standard did not have a material impact to our consolidated financial statements.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At December 31, 2020, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act mainly due the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”).  The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on our financial statements in 2021 and beyond.

In June 29, 2020, the state of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5M). These suspensions were considered in preparation of the 2020 financial statements.

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

Revenue generated from short-term logistics and engineering consulting services provided to customers is recognized when the Company satisfies the contractually defined performance obligations. When a contract includes multiple performance obligations, the contract price is allocated among the performance obligations based upon the stand-alone selling prices. Approved contract modifications are accounted for as either a separate contract or as part of the existing contract depending on the nature of the modification.

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

Variable Consideration

When a contract includes variable consideration, the Company evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained. Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available. Variable consideration estimates are updated at each reporting date. Revenues are recorded net of variable consideration, such as discounts and allowances.

Warranties

The Company provides product warranties with varying terms and durations for some of its products. The Company estimates product warranty costs and accrues for these costs as products are sold with a charge to cost of sales. Factors considered in estimating warranty costs include historical and projected warranty claims, historical and projected cost-per-claim, and knowledge of specific product issues that are outside of typical experience. Warranty accruals are evaluated and adjusted as necessary based on actual claims experience and changes in future claim and cost estimates.

Product warranty accrued liabilities totaled $0.2 million and $0 at December 31, 2020 and 2019, respectively, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the years ended December 31, 2020 and 2019.

Incremental Direct Costs

Incremental direct costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the years ended December 31, 2020 and 2019.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $0.4 million at December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, the Company recognized revenues of $0.4 million and $0.1 million from the related contract liabilities outstanding as the services were performed.

Nature of Goods and Services

The Company provides Cryoport Express® Shippers to its customers and charges a fee in exchange for the use of the Cryoport Express® Shipper under long-term master service agreements with customers. The Company’s arrangements convey to the customers the right to use the Cryoport Express® Shippers over a period of time. The Company retains title to the Cryoport Express® Shippers and provides its customers the use of the Cryoport Express® Shipper for a specified shipping cycle. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company.

The Company recognizes revenue for the use of the Cryoport Express® Shippers at the time of the delivery of the Cryoport Express® Shipper to the end user of the enclosed materials, and at the time that collectability is probable.

The Company also provides vacuum insulated aluminum dewars and cryogenic freezers systems to its customers. Revenue is recognized when the Company satisfies performance obligations by transferring the equipment to a customer, and at the time that collectability is probable.

The Company also provides global temperature-controlled logistics services, support and management. Revenue is recognized for these services as services are rendered and at the time that collectability is probable.

The Company also provides comprehensive and integrated temperature-controlled biostorage solutions to customers in the life sciences industry and charges a fee under long-term master service agreements with customers. These services include (1) biological specimen cryopreservation storage and maintenance, (2) archiving, monitoring, tracking, receipt and delivery of samples, (3) transport of frozen biological specimens to and from customer locations, and (4) management of incoming and outgoing biological specimens. The Company recognizes revenue for its biostorage solutions as services are rendered over time and at the time that collectability is probable.

The Company also provides short-term logistics and engineering consulting services to some customers, with fees tied to the completion of contractually defined services. We recognize revenue from these services over time as the customer simultaneously receives and consumes the benefit of these services as they are performed.

A significant portion of our revenues are covered under long-term agreements. We have determined that individual Statements of Work or Scope of Work (“SOW”), whose terms and conditions taken with a Master Services Agreement (“MSA”), create the Topic 606 contracts which are generally short-term in nature (e.g., 15-day shipping cycle) for the Cryoport Express® solutions and up to 12 months for biostorage solutions. Our agreements (including SOWs) generally do not have multiple performance obligations and, therefore, do not require an allocation of a single price amongst multiple goods or services.  Prices under these agreements are generally fixed.

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Biopharma/Pharma	$66,394	$30,032
Animal Health	7,846	996
Human Reproductive Medicine	4,456	2,914
Total revenues	$78,696	$33,942

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the years ended December 31, 2020 and 2019, were as follows (in thousands):

	December 31,
	2020	2019
Americas	$49,555	$28,801
Europe, the Middle East and Africa (EMEA)	20,316	4,523
Asia Pacific (APAC)	8,825	618
Total revenues	$78,696	$33,942

Cost of Services Revenues

Our cost of services revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Cost of Product Revenues

Our cost of product revenues is primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process are included in cost of product revenues.

Engineering and Development Expenses

Expenditures relating to engineering and development are expensed in the period incurred to engineering and development expense in the consolidated statements of operations.

Acquisition Costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs related to our MVE, CRYOPDP, and Cryogene acquisitions (See Note 3).

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

The Company’s stock-based compensation plans are discussed further in Note 16.

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

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Years Ended December 31,
	2020	2019
Net loss	$(32,693)	$(18,332)
Deemed dividend on Series C convertible preferred stock	(39,492)	—
Paid-in-kind dividend on Series C convertible preferred stock	(2,844)	—
Net loss attributable to common shareholders	$(75,029)	$(18,332)
Weighted average common shares outstanding - basic and diluted	38,582,432	33,394,285
Basic and diluted net loss per share	$(1.94)	$(0.55)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Years Ended December 31,
	2020	2019
Stock options	5,920,886	3,636,806
Warrants	—	753,211
Series C convertible preferred stock	6,474,135	—
Convertible senior notes	4,810,002	—
	17,205,023	4,390,017

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency.  The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at exchange rates in effect at the end of the reporting period.  Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity.  The translation gain (loss) adjustment totaled $5.2 million and 2,900 for the years ended December 31, 2020 and 2019, respectively.  Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Reclassification

Prior year amounts in sales and marketing expense have been reclassified to selling, general and administrative expense to conform to the current period presentation, which reflects how the Company tracks operating costs. These reclassifications had no effect on the previously reported net loss.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its Simplification Initiative to improve areas of U.S. GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income).  ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12 on January 1, 2020.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. We adopted this guidance on January 1, 2020.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which is intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  We adopted this guidance on January 1, 2020.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or disclosures.

Accounting Guidance Issued but Not Adopted at December 31, 2020

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted in fiscal years beginning after December 15, 2020. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. We have not yet adopted this standard and are currently evaluating the impact of this standard on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interaction of accounting for the transition into and out of the equity method and the accounting for measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have not yet adopted this standard and are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. In November 2019, the FASB issued ASU 2019-10 "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates," which deferred the effective date of ASU 2016-13 by three years for smaller reporting companies. The one-time determination of whether an entity is eligible to be a smaller reporting company is based on the entity's most recent determination as of November 15, 2019 in accordance with SEC regulations.  As a result, ASU 2016-13, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022 based on the Company's smaller reporting company determination as of November 15, 2019.  We have not yet adopted this standard and are currently evaluating the impact of this standard on our consolidated financial statements.  The Company currently believes the main impact of the new standard will relate to the Company’s assessment of its allowance for doubtful accounts on trade receivables.

Note 3. Acquisitions

2020 Acquisitions – CRYOPDP and MVE

CRYOPDP Acquisition

On October 1, 2020, the Company completed its acquisition of CRYOPDP for a cash consideration of €48.3 million ($57.0 million, the “CRYOPDP Acquisition”). This acquisition was funded with existing cash on hand. CRYOPDP, based in France, is a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets. CRYOPDP conducts its business activities in the Americas, EMEA and APAC. As a result of the CRYOPDP Acquisition, the Company has extended its solutions to include broader temperature-controlled logistics and specialty courier services and has significantly expanded its global network through CRYOPDP’s 22 facilities in 12 countries.

The CRYOPDP Acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” and, therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Fair values were determined by management based in part on an independent valuation performed by a third-party valuation specialist and required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

The following table summarizes the allocation of the purchase price as of the acquisition date (in thousands):

Total purchase consideration paid	$56,971

Purchase price allocation:
Cash and cash equivalents	8,346
Accounts receivable	10,603
Inventories	644
Prepaid and other current assets	2,905
Property and equipment	2,863
Operating lease right-of-use assets	1,856
Intangible assets	28,235
Other long-term assets	569
Accounts payable and other accrued expenses	(11,110)
Accrued compensation and related expenses	(1,194)
Deferred revenue	(370)
Note payable	(4,690)
Operating lease liabilities	(1,856)
Deferred tax liability	(5,311)
Other long-term liabilities	(64)
Total identifiable net assets	31,426
Goodwill	25,545
$56,971

The following table summarizes the estimated fair values of CRYOPDP’s identifiable intangible assets at the date of acquisition and their estimated useful lives and amortization expense based on their respective useful lives (in thousands):

				Annual
	Estimated	Estimated	Amortization	Amortization
	Fair Value	Useful Life	Method	Expense
Software	$3,578	7	Straight-line	$511
Customer relationships	5,871	11.5	Straight-line	511
Agent network	8,219	4	Straight-line	2,055
Trade name/trademarks	10,567	Indefinite	—	—
Total	$28,235			$3,077

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies, and other benefits that we believe will result from combining the operations of CRYOPDP with our operations. The goodwill recognized of $25.5 million is not expected to be deductible for income tax purposes.

Our estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis related to certain matters, including income taxes, accounts receivable, note payable and other accounts and certain valuation balances. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to our consolidated financial position.

Acquisition-related transaction costs (included in selling, general and administrative expenses) totaled approximately $1.4 million.

MVE Acquisition

On October 1, 2020, the Company completed its acquisition of Chart Industries, Inc.’s MVE cryobiological storage business (the “MVE Acquisition”) for a cash consideration of $317.5 million, subject to customary closing working capital and other adjustments. The Company financed a portion of the closing cash payment of the MVE Acquisition with the net proceeds of the Blackstone Private Placement, as further discussed in Note 13. MVE is a global leader in manufactured vacuum insulated products and cryogenic freezer systems for the life sciences industry. MVE has manufacturing and distribution operations in the Americas, EMEA and APAC. As a result of the MVE Acquisition, the Company has extended its integrated logistics solutions to provide a broad range of cryogenic dewars and freezers to the life sciences industry.

The MVE Acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” and, therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Fair values were determined by management based in part on an independent valuation performed by a third-party valuation specialist and required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

The following table summarizes the allocation of the purchase price as of the acquisition date (in thousands):

Total purchase consideration paid	$317,470

Purchase price allocation:
Cash and cash equivalents	2,955
Accounts receivable	10,645
Inventories	10,627
Prepaid and other current assets	256
Property and equipment	9,050
Operating lease right-of-use assets	2,154
Intangible assets	184,991
Other long-term assets	358
Accounts payable and other accrued expenses	(6,036)
Accrued compensation and related expenses	(1,139)
Operating lease liabilities	(2,160)
Deferred tax liability	(393)
Other long-term liabilities	(64)
Total identifiable net assets	211,244
Goodwill	106,226
$317,470

The following table summarizes the estimated fair values of MVE’s identifiable intangible assets and their estimated useful lives and amortization expense based on their respective useful lives (in thousands):

				Annual
	Estimated	Estimated	Amortization	Amortization
	Fair Value	Useful Life	Method	Expense
Order backlog	2,600	0.125	Straight-line	$—
Customer relationships	118,600	14.5	Straight-line	8,179
Developed technology	28,700	12	Straight-line	2,392
Land use rights	2,291	38	Straight-line	63
Trade name/trademarks	32,800	Indefinite	—	—
Total	$184,991			$10,634

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies, and other benefits that we believe will result from combining the operations of MVE with our operations. Of the $106.2 million goodwill recognized, approximately $62.5 million is allocated to the U.S. and Germany and is expected to be deductible for income tax purposes.

Our estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis related to certain matters, including income taxes and certain other accounts and certain valuation balances. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to our consolidated financial position.

Acquisition-related transaction costs (included in selling, general and administrative expenses) totaled approximately $8.8 million.

Revenue, Net Income and Pro Forma Presentation – CRYOPDP and MVE Acquisitions

The operating results of the CRYOPDP and MVE acquisitions have been included in our consolidated financial statements from the acquisition date through December 31, 2020. Our results for the year ended December 31, 2020, include revenue for CRYOPDP of $12.9 million and net loss of $1.8 million and revenue for MVE of $23.0 million and net income of $1.8 million.

The following unaudited pro forma information presents our combined results as if the CRYOPDP and MVE acquisitions had occurred on January 1, 2019. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined company’s results. The 2019 period includes the elimination of revenues of $1.8 million and related cost of goods sold of $0.9 million recorded by MVE from the Company. There were no transactions between the Company and CRYOPDP during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect any cost savings, operating synergies, or revenue enhancements that the combined companies may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies, or revenue enhancements.

The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2020 and 2019 as if the acquisition of the assets of CRYOPDP and MVE had occurred as of January 1, 2019.  The pro forma information provided below is compiled from the audited financial statements of CRYOPDP and MVE, which includes pro forma adjustments for intangible assets amortization expense and depreciation expense on the step up in fair value of property and equipment.

	Year Ended	Year Ended
(in thousands except per share data)	December 31, 2020	December 31, 2019
	(unaudited)	(unaudited)
Revenues	$172,147	$163,217
Net loss	$(18,562)	$(3,149)
Basic and diluted net loss per share	$(2.08)	$(0.09)

The pro forma results are not necessarily indicative of the consolidated results of operations that we would have reported had the acquisitions been completed as of January 1, 2019 and should not be taken as representative of our consolidated results of operations following the acquisitions. In addition, the unaudited proforma consolidated financial information is not intended to project the future results of operations of the Company.

Acquisition – Cryogene Partners

On May 14, 2019, Cryogene, Inc., a Texas corporation and a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) for the acquisition of the assets of Cryogene Partners, a Texas general partnership doing business as Cryogene Labs (“Cryogene”). The closing of the transaction contemplated in the Asset Purchase Agreement occurred simultaneously with the execution of the Asset Purchase Agreement on May 14, 2019.

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

As a result of this acquisition, the Company has extended its integrated logistics solutions and services to provide comprehensive temperature-controlled sample management solutions to the life sciences industry, including specimen storage, sample processing, collection, and retrieval.

Purchase Price Allocation

We funded this acquisition through available cash and accounted for it as an acquisition of a business in accordance with FASB ASC Topic 805, “Business Combinations”.  Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values.  Fair values were determined by management based in part on an independent valuation performed by a third-party valuation specialist.  The Company has performed a valuation analysis of the fair value of Cryogene’s assets and liabilities.  The following table summarizes the allocation of the purchase price as of the acquisition date (in thousands):

Total purchase price	$20,317

Purchase price allocation:
Property and equipment	4,257
Intangible assets	5,280
Deferred revenue	(220)
Total identifiable net assets	9,317
Goodwill	11,000
$20,317

The following table summarizes the fair value of intangible assets acquired at the date of acquisition and their estimated useful lives and amortization expense based on their respective useful lives (in thousands):

				Annual
	Estimated	Estimated	Amortization	Amortization
	Fair Value	Useful Life	Method	Expense
Non-compete agreement	$390	5	Straight-line	$78
Technology	510	5	Straight-line	102
Customer relationships	3,900	12	Straight-line	325
Trade name/trademark	480	15	Straight-line	32
Total	$5,280			$537

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies, and other benefits that we believe will result from combining the operations of Cryogene with our operations. The goodwill recognized of $11.0 million is expected to be deductible for income tax purposes.

Acquisition-related transaction costs (included in selling, general and administrative expenses) totaled approximately $0.3 million.

The operating results of the Cryogene acquisition have been included in our consolidated financial statements from the acquisition date through December 31, 2019. Our results for the year ended December 31, 2020 and 2019, include Cryogene sales of $3.0 million and net income of $437,100.

Note 4. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2019 and 2018 (in thousands):

	Carrying Value
	2020	2019
Cash	$25,053	$3,547
Cash equivalents:
Money market mutual funds	11,820	43,688
Total cash and cash equivalents	36,873	47,235
Short-term investments:
U.S. Treasury notes and bills	23,309	21,094
Mutual funds	33,135	25,967
Total short-term investments	56,444	47,061
Cash, cash equivalents and short-term investments	$93,317	$94,296

Available-for-sale debt securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by type of security at December 31, 2020 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$23,179	$173	$(43)	$23,309
Total available-for-sale investments	$23,179	$173	$(43)	$23,309

The following table summarizes the fair value of available-for-sale debt securities based on stated contractual maturities as of December 31, 2020 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$14,084	$14,111
Due between one and two years	9,095	9,198

Total	$23,179	$23,309

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by type of security at December 31, 2019 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes and bills	$21,122	$26	$(54)	$21,094
Total available-for-sale investments	$21,122	$26	$(54)	$21,094

The following table summarizes the fair value of available-for-sale debt securities based on stated contractual maturities as of December 31, 2019 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$12,044	$12,047
Due between one and two years	9,078	9,047
Total	$21,122	$21,094

There were no individual securities that have been in a continuous loss position of 12 months or greater as of December 31, 2019.

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

During the years ended December 31, 2020 and 2019, we had $32,400 and $81,700 realized losses on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $33.1 million and $26.0 million at December 31, 2020 and 2019, respectively. These investments consist of mutual funds that invest primarily in tax free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2020 and 2019 related to equity securities held at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Net losses recognized during the year on equity securities	$(245)	$(102)
Less: net losses recognized during the year on equity securities sold during the year	(1,090)	—
Unrealized gains (losses) recognized during the year on equity securities still held at December 31, 2020 and 2019	$845	$(102)

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of December 31, 2020 and 2019 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market mutual fund	$11,820	$—	$—	$11,820
Marketable equity securities:
Mutual funds	33,135	—	—	33,135
Available-for-sale debt securities:
U.S. Treasury notes	23,309	—	—	23,309
	$68,264	$—	$—	$68,264

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market mutual fund	$43,688	$—	$—	$43,688
Marketable equity securities:
Mutual funds	25,967	—	—	25,967
Available-for-sale debt securities:
U.S. Treasury notes	21,094	—	—	21,094
	$90,749	$—	$—	$90,749

Our equity securities and available-for-sale debt securities, including U.S. treasury notes are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2020.

We carry the convertible senior notes (see Note 10) at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present fair value for disclosure purposes only. As of December 31, 2020, the estimated fair value of the Notes was $108.2 million and was determined using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

Note 6. Inventories

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$7,544	$357
Work-in-process	227	—
Finished goods	2,764	117
	$10,535	$474

The inventory balance at December 31, 2020 includes an $0.8 million step up in inventory related to the acquisition of MVE.

Note 7. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Cryogenic shippers and data loggers	$5,625	$4,296
Freezers	4,473	3,414
Furniture and fixtures	2,727	291
Computers and software	1,469	646
Machinery and equipment	11,998	1,093
Trucks and autos	437	37
Leasehold improvements	4,599	2,246
Buildings	5,359	—
Land	790	—
Fixed assets in process	8,070	3,407
	45,547	15,430
Less accumulated depreciation and amortization	(15,511)	(3,597)
	$30,036	$11,833

Total depreciation and amortization expense related to property and equipment amounted to $3.2 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively.

The Company leases equipment under finance leases, with a total cost of $279,400 and $71,000, respectively, and accumulated amortization of $78,700 and $22,800 as of December 31, 2020 and 2019, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2020 and 2019 (in thousands):

	December 31	December 31,
	2020	2019
Balance at beginning of year	$11,000	$—
Goodwill related to Cryogene acquisition	—	11,000
Goodwill related to MVE acquisition	107,504	—
Goodwill related to CRYOPDP acquisition	26,778	—
Balance at end of year	$145,282	$11,000

Intangible Assets

The following table presents our intangible assets as of December 31, 2020 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$123	$267	3
Technology	34,245	1,630	32,615	11
Customer relationships	128,640	2,708	125,932	14
Cryogene trade name/trademark	480	51	429	13
CRYOPDP agent network	8,597	537	8,060	4
MVE Order backlog	2,600	2,600	—	—
MVE land use rights	2,378	16	2,362	37
Patents and trademarks	44,312	69	44,243	—
Total	$221,642	$7,734	$213,908

The following table presents our intangible assets as of December 31, 2019 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$45	$345	5
Technology	510	59	451	5
Customer relationships	3,900	190	3,710	12
Cryogene trade name/trademark	480	19	461	15
Cryoport patents and trademarks	258	47	211	—
Total	$5,538	$360	$5,178

Amortization expense for intangible assets for the years ended December 31, 2020 and 2019 was $6.6 million and $0.3 million, respectively.

Expected future amortization of intangible assets as of December 31, 2020 is as follows (in thousands):

Years Ending December 31,	Amount
2021	14,438
2022	14,438
2023	14,438
2024	13,795
2025	12,108
Thereafter	100,124
$169,341

Note 9. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued salaries and wages	$6,048	$1,386
Accrued paid time off	1,393	518
	$7,441	$1,904

Note 10. Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% convertible senior notes due in 2025 (the "Senior Notes"), which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the Senior Notes, in a private placement exempt from registration under the Securities Act of 1933. The Senior Notes are governed by an indenture (the “Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the Senior Notes. At December 31, 2020, accrued interest of $0.3 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements.  The Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

At any time before the close of business on the scheduled trading day immediately before the maturity date, holders of the Senior Notes may convert their Senior Notes at their option into shares of the Company’s common stock. The Senior Notes are initially convertible into approximately 4,810,002 shares of the Company’s common stock based on the initial conversion rate of 41.8261 shares of the Company’s common stock per $1,000 principal amount of the Senior Notes, which represents an initial conversion price of approximately $23.91 per share of the Company’s common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time and is determined by reference to a make-whole table set forth in the Indenture governing the Senior Notes. However, in no event will the conversion rate be increased to an amount that exceeds 48.10 shares of the Company’s common stock per $1,000 principal amount of Senior Notes. In addition, the holders of the Senior Notes may require the Company to repurchase the Senior Notes at par value plus accrued and unpaid interest following the occurrence of a “Fundamental Change” (as described in the Indenture).

On or after June 5, 2023, we may redeem the Senior Notes at our option, in whole and not in part, at a cash redemption price equal to the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, if:

(1)	The last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company send the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice; and
(2)	A registration statement covering the resale of the shares of the Company’s common stock issuable upon conversion of the Senior Notes is effective and available for use and is expected to remain effective and available during the redemption period as of the date the redemption notice is sent.

The Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to the Company, the principal amount of the Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the principal amount of the Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at December 31, 2020.

The Senior Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Senior Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt was recorded as a liability on the consolidated balance sheet.

The Company incurred approximately $4.1 million of debt issuance costs relating to the issuance of the Senior Notes, which were recorded as a reduction to the Senior Notes on the consolidated balance sheet. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the Senior Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Senior Notes. The effective interest rate on the Senior Notes is 3.74%.

Senior Notes payable consisted of the following at December 31, 2020 (in thousands):

December 31, 2020
Principal amount of Senior Notes	$115,000
Unamortized debt issuance costs	(3,656)
Net carrying value of Senior Notes payable	$111,344

Interest expense incurred in connection with the Notes consisted of the following for the year ended December 31, 2020 (in thousands):

Year Ended
December 31, 2020
Coupon interest	$2,108
Amortization of debt issuance costs	437
Total interest expense on Senior Notes	$2,545

The Company’s Senior Notes payable of $115.0 are due and payable in 2025.

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the Senior Notes and the shares of the Company’s common stock issuable upon conversion of the Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the Indenture accrue on any day on a Note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date.  As of December 31, 2020, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.  In December 2020, the Company filed an automatic shelf registration statement to register the resale of the Senior Notes and the shares of the Company’s common stock issuable upon conversion of the Senior Notes.

Note 11. Note Payable

In connection with the acquisition of CRYOPDP, the Company assumed an interest free unsecured note payable of €4.0 million ($4.9 million) repayable in two installments of €0.5 million ($0.6 million) to be repaid in 2025 and €3.5 million ($4.3 million) to be repaid in 2028.

Note 12. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of one year to approximately nine years, some of which include options to extend the leases for multiple renewal periods of five years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. As of December 31, 2020 and 2019, assets recorded under finance leases were $279,400 and $71,000, respectively, and accumulated depreciation associated with finance leases was $78,700 and $22,800, respectively.

The components of lease cost were as follows (in thousands):

	December 31,
	2020	2019
Operating lease cost	$1,835	$758
Finance lease cost:
Amortization of right-of-use assets	56	10
Interest on finance lease liabilities	10	3
	66	13
Total lease cost	$1,901	$771

Other information related to leases was as follows (in thousands):

Year Ended
Supplemental Cash Flows Information	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,680
Operating cash flows from finance leases	$77
Financing cash flows from finance leases	$67

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$10,708
Finance leases	$203

Weighted-Average Remaining Lease Term
Operating leases	6.6 years
Finance leases	2.9 years

Weighted-Average Discount Rate
Operating leases	5.5%
Finance leases	5.4%

Future minimum lease payments under non-cancellable leases that have commenced as of December 31, 2020 were as follows (in thousands):

Years Ending December 31	Operating Leases	Finance Leases
2021	$3,103	$67
2022	3,261	57
2023	2,498	60
2024	1,985	—
2025	1,696	—
Thereafter	5,402	—
Total future minimum lease payments	17,945	184
Less imputed interest	(3,453)	(13)
Total	$14,492	$171

	Operating	Finance
Reported as of December 31, 2020	Leases	Leases
Current lease liabilities	$2,231	$59
Noncurrent lease liabilities	12,261	112
Total	$14,492	$171

Note 13. Employee Benefit Plans

401K Plan

The Company provides a 401(k) Plan (“Plan”) to provide retirement and incidental benefits for our eligible U.S. based employees.  Employees may contribute up to 100% of their eligible compensation, limited to a maximum annual dollar amount set periodically by the Internal Revenue Service.  The Company matches employee contributions dollar for dollar up to a maximum of 4% per year per person.  All matching contributions vest immediately.  During the years ended December 31, 2020 and 2019, we recognized expense of $0.3 million and $0.2 million, respectively, related to matching contributions.

Non-U.S. Employee Benefit Plans

Eligible employees outside the U.S. generally receive retirement benefits under various defined benefit plans and defined contribution plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements. The employee benefit plan costs and liabilities with regard to the defined benefit plans are determined by actuarial valuations.

Employees of the Company who are in India participate in an employee benefit plan (the “Gratuity Plan”), which is required by local law and provides a lump sum payment to vested employees upon retirement, death, incapacitation, or termination of employment based on the respective employee’s salary and the tenure of employment. The benefit costs and liabilities with regard to the Gratuity Plan are determined by actuarial valuations. The Company makes annual contributions to the employees’ gratuity fund established with Life Insurance Corporation of India, which calculates the annual contribution required to be made by the Company and manages the Gratuity Plan, including any required payouts. The Gratuity Plan is partially funded. The obligation under the Gratuity Plan is not significant at December 31, 2020.

Benefit costs associated with the non-U.S. employee benefit plans totaled $0.1 million and $0 million for the years ended December 31, 2020 and 2019, respectively. Total benefit obligation associated with the non-U.S. employee benefit plans totaled $0.3 million and $0 million at December 31, 2020 and 2019, respectively.

Note 14. Commitments and Contingencies

Facility and Equipment Leases

We lease various corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities in Tennessee, California, New Jersey, the Netherlands, Texas, Georgia, Minnesota, China, Portugal and France under operating leases. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis.   In addition, we lease certain equipment which expires through July 2024 (See Note 12).

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

Note 15. Stockholders’ Equity

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

Common Stock Issuances For Services

During the year ended December 31, 2020, 2,869 shares of common stock with a fair value of $82,700 were issued to two members of the board of directors as compensation for services.

During the year ended December 31, 2019, 5,753 shares of common stock with a fair value of $91,000 were issued to three members of the board of directors as compensation for services.

Blackstone Private Placement

In connection with the MVE Acquisition, on October 1 , 2020 (the “Closing Date”), the Company completed a private placement with an investment vehicle of funds affiliated with The Blackstone Group Inc. (collectively, Blackstone), consisting of (i) 250,000 shares of a newly designated 4.0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a price of $1,000 per share, for $250.0 million, and (ii) 675,536 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) for $25.0 million, for an aggregate purchase price of $275.0 million. The Company paid Blackstone $1.0 million as reimbursement for transactional expenses incurred in connection with the private placement at the Closing Date. Also, the Company incurred direct and incremental expenses of approximately $8.6 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Company allocated the net proceeds of $265.4 on a relative fair value basis to the Series C Preferred Stock and the Common Stock, resulting in allocated proceeds of $28.2 and $237.2, respectively.

The Series C Preferred Stock ranks senior to the shares of the Company’s Common Stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). The Series C Preferred Stock has the following rights, preferences and privileges:

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the year ended December 31, 2020 were $2.5 million.

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

On the October 1, 2020 issuance date, the effective conversion price per share was less than the fair value of the underlying Common Stock and, as a result, the Company determined that there was a beneficial conversion feature on that date. Accordingly, the Company recognized the resulting beneficial conversion feature amount of $39.5 million as a deemed dividend, equal to the number of common shares into which the Series C Preferred Stock is convertible multiplied by the difference between the fair value of the Common Stock and the effective conversion price per share on that date. Because the Series C Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the dividend is reflected as a one-time, non-cash, deemed dividend to the Holders of the Series C Preferred Stock on the date of issuance.

Additionally, the Company determined that the nature of the Series C Preferred Stock is more akin to an equity instrument and that the economic characteristics and risks of the embedded conversion options are clearly and closely related to the Series C Preferred Stock. As such, the conversion options were not required to be bifurcated from the host under ASC 815, Derivatives and Hedging.

Since the paid-in-kind dividends are nondiscretionary, the Company measures the beneficial conversion feature in the paid-in-kind dividend on the issuance date of the preferred stock and records such amount when the paid-in-kind dividend are accrued. Accordingly, the associated paid-in-kind dividends for the year ended December 31, 2020 generated a beneficial conversion feature amount of $0.3 million. On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Series C Preferred Stock (See Note 18).

Redemption Rights. The Company may redeem the Series C Preferred Stock for cash, as follows:

(i)	Within 6 months of the Closing Date, up to 50,000 shares of the Series C Preferred Stock at a price equal to 125% of the purchase price paid plus any accrued and unpaid dividends (See Note 18).
(ii)	At any time beginning five years after the Closing Date (but prior to six years after the Closing Date), all of the Series C Preferred Stock at a price equal to 105% of the purchase price paid plus any accrued and unpaid dividends.
(iii)	At any time beginning six years after the Closing Date, all of the Series C Preferred Stock at a price equal to 100% of the purchase price paid plus any accrued and unpaid dividends.

Upon a “Fundamental Change” (involving a change of control or de-listing of the Company as further described in the Certificate of Designation), each Holder has the right to require the Company to redeem all or any part of the Holder’s Series C Preferred Stock for an amount equal to the Liquidation Preference plus any accrued and unpaid dividends.  If the Company does not have sufficient funds legally available to pay the repurchase price, then the Company is required to (a) pay the maximum amount of the repurchase price that can be paid out of funds legally available for payment, and (b) purchase any shares of the Series C Preferred Stock not purchased because of the foregoing limitations at the repurchase price as soon as practicable after the Company is able to make such purchase out of assets legally available for the purchase of such shares. If the Company fails to pay the repurchase price in full when due, then the Company will pay dividends on such shares not repurchased at a rate of 5.5% per annum until such shares are repurchased, payable quarterly in arrears.

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

Registration Rights. Holders of the Series C Preferred Stock have certain customary registration rights with respect to the Series C Preferred Stock and the shares of common stock into which they are converted, pursuant to the terms of a registration rights agreement. The Company is required to file within 90 days of the Closing Date, and use its commercially reasonable efforts to cause to go effective as promptly as practicable, a registration statement covering the sale or distribution of Common Stock issued or issuable upon conversion of the Series C Preferred Stock.   In December 2020, the Company filed an automatic shelf registration statement to register the resale of the Common Stock issued or issuable upon conversion of the Series C Preferred Stock.

Share Repurchase Program

In October 2019, the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) authorizing repurchase of common stock in the amount of up to $15.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate and will depend on a number of factors, including the market price of Cryoport’s common stock, general market and economic conditions, and applicable legal requirements. The repurchase program expired on December 31, 2020. The Company has not purchased any shares under this program in 2019 and through December 31, 2020.

June 2019 Public Offering

On June 24, 2019, the Company completed an underwritten public offering  of 4,312,500 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement, dated June 19, 2019, by and among the Company, on the one hand, and Jefferies LLC and SVB Leerink LLC, as representatives of certain underwriters at a public offering price per share of $17.00, before deducting underwriting discounts and commissions. The shares include 562,500 shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the underwriting agreement. The Company received net proceeds of approximately $68.8 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Common Stock Reserved for Future Issuance

As of December 31, 2020, approximately 18.8 million shares of common stock were issuable upon exercise of stock options and the conversion of convertible senior notes and Series C Preferred stock, as follows:

Exercise of stock options	7,554,305
Conversion of Series C Preferred stock	6,474,135
Conversion of convertible senior notes	4,810,002
Total shares of common stock reserved for future issuances	18,838,442

Note 16. Stock-Based Compensation

Warrants

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants.   A summary of warrant activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2018	2,049,534	$4.03
Issued	—	—
Exercised	(1,027,546)	3.95
Expired	(20,960)	17.78
Outstanding — December 31, 2019	1,001,028	3.83
Issued	—	—
Exercised	(963,149)	3.80
Expired	(37,879)	4.58
Outstanding — December 31, 2020	—	$—	—	$—
Vested (exercisable) — December 31, 2020	—	$—	—	$—
(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of the Company’s common stock on December 31, 2020, which was $43.88 per share.

During the year ended December 31, 2020, the Company issued 963,149 shares of common stock in connection with the exercise of warrants for proceeds of $3.7 million.

During the year ended December 31, 2019, the Company issued 985,626 shares of common stock in connection with the exercise of warrants for proceeds of $3.4 million. In addition, during the year ended December 31, 2019, the Company issued 117,663 shares of common stock in connection with the cashless exercise of warrants to purchase 159,583 shares of common stock.

The total intrinsic value of warrants exercised during the years ended December 31, 2020 and 2019 was $17.6 million and $12.4 million, respectively.

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuance up to 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of December 31, 2020, the Company had 921,288 shares available for future awards under the 2018 Plan.

During the years ended December 31, 2020 and 2019, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following assumptions:

	December 31,	December 31,
	2020	2019
Expected life (years)	5.3 – 6.3	5.2 – 6.2
Risk-free interest rate	0.31% - 1.70%	1.42% - 2.57%
Volatility	69.8% - 82.7%	70.6% - 99.2%
Dividend yield	0%	0%

The expected option life assumption is estimated based on the simplified method. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the average of the historical volatility and the implied volatility of our stock commensurate with the expected life of the stock-based award. We do not anticipate paying dividends on the common stock in the foreseeable future.

We recognize stock-based compensation cost on a straight-line basis over the vesting period. Stock-based compensation expense is recognized only for those awards that ultimately vest.

Total stock-based compensation expense related to our share-based payment awards is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenues	$371	$1,479
Selling, general and administrative	7,862	13,946
Engineering and development	683	1,098
	$8,916	$16,523

For the year ended December 31, 2019, we recognized expense of $9.6 million due to the accelerated vesting under the terms of certain outstanding stock option grants as a result of the Company meeting certain financial performance criteria defined in such grants. Of this amount, $0.4 million, $9.4 million, and $0.9 million are included in cost of revenues, selling, general and administrative and engineering and development, respectively.

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2018	5,757,305	$5.16
Granted (weighted-average fair value of $13.55 per share)	1,544,850	13.55
Exercised	(544,565)	3.91
Forfeited	(78,009)	10.66
Outstanding — December 31, 2019	6,679,581	7.14
Granted (weighted-average fair value of $13.21 per share)	1,789,000	20.46
Exercised	(855,717)	6.73
Forfeited	(56,475)	13.39
Expired	(2,084)	19.56
Outstanding — December 31, 2020	7,554,305	$10.29	6.6	$254,393,000
Vested (exercisable) — December 31, 2020	5,862,122	$7.41	5.9	$213,769,400
Expected to vest after December 31, 2020 (unexercisable)	1,692,183	$20.24	9.2	$40,623,600
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the common stock on December 31, 2020, which was $43.88 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2020:

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.08 – 3.07	894,024	4.7	$2.25	894,024	$2.25
$3.19 – 3.44	839,001	4.5	$3.30	839,001	$3.30
$4.56 – 4.92	658,437	4.5	$4.80	658,437	$4.80
$5.00 – 7.67	769,694	4.6	$5.04	769,694	$5.04
$7.80 – 8.65	961,979	6.0	$8.28	952,229	$8.28
$9.29 – 12.79	1,153,291	8.0	$11.85	1,083,688	$11.84
$13.37 – 16.95	1,598,304	9.0	$16.41	498,801	$15.73
$17.36 – 55.48	679,575	9.3	$26.54	166,248	$18.53
	7,554,305			5,862,122

As of December 31, 2020, there was unrecognized compensation expense of $21.1 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.1 years.

The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $24.1 million and $6.5 million, respectively.

Note 17. Income Taxes

Income (loss) before provision for income taxes was attributed to the following jurisdictions for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
United States	$(32,873)	$(18,321)
Foreign	135	51
	$(32,738)	$(18,270)

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Current:
Federal	$11	$—
State	110	41
Foreign	361	—
Total current expense	482	41

Deferred:
Federal	(8,245)	(2,125)
State	(832)	5
Foreign	(738)	9
Change in valuation allowance	9,288	2,132
Total deferred expense	(527)	21
Total provision (benefit) for income taxes	$(45)	$62

The provision (benefit) for income taxes differs from that computed using the federal statutory rate applied to loss before provision for income taxes as follows (in thousands):

	December 31,
	2020	2019
Computed tax benefit at federal statutory rate	$(6,875)	$(3,837)
State tax, net of federal benefit	(1,077)	(610)
Stock compensation	(2,683)	480
Interest expense	—	286
Permanent differences and other	(375)	(126)
Transaction cost	528	—
Executive compensation	609	985
Rate changes	408	—
Contingencies	112	753
Valuation allowance	9,308	2,131
	$(45)	$62

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are shown below (in thousands):

	December 31,
	2020	2019

Deferred tax assets:
Net operating loss carryforward	$27,106	$17,031
Expenses recognized for granting of options and warrants	4,119	3,816
Accrued expenses and reserves	913	383
Lease liability	2,740	1,217
Total deferred tax assets	34,878	22,447
Valuation allowance	(32,913)	(21,220)
	$1,965	$1,227
Deferred tax liabilities:
Goodwill	$(529)	$(110)
Right-of-use assets	(2,631)	(1,138)
Intangibles	(4,253)
Total deferred tax liability	(7,413)	(1,248)
Net deferred tax liability	$(5,448)	$(21)

Our net deferred tax liability as presented in our consolidated balance sheet consist of the following items (in thousands):

	December 31,
	2020	2019
Deferred tax assets	$434	$—
Deferred tax liabilities	(5,882)	(21)
Net deferred tax liability	$(5,448)	$(21)

The Company’s net deferred tax liabilities increased by $5.7 million as a result of our MVE and CRYOPDP acquisitions on October 1, 2020. During the years ended December 31, 2020 and 2019, the Company’s valuation allowance on deferred tax assets increased by $11.7 million and $2.1 million, respectively.  The increase in the valuation allowance during 2020 and 2019 was principally the result of net operating losses sustained during each of the years.  Our valuation allowance also increased during 2020 as a result of valuation allowances recorded against deferred tax assets on the opening balance sheets of some of our acquired foreign subsidiaries.

At December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $57.6 million and $60.9 million, respectively, which will begin to expire in 2021, unless previously utilized, and will begin to expire for state purposes in 2028. In addition, the Company has federal net operating loss carryforwards of $38.6 million generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income. At December 31, 2020, the Company has foreign net operating loss carryforwards of approximately $9.8 million, which begin to expire in 2022. At December 31, 2020, the Company has federal and California research and development tax credits of approximately $0.4 million and $0.3 million, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

Utilization of the net operating loss ("NOL") and research and development ("R&D") carryforwards maybe subject to a substantial annual limitation due to ownership change limitations that might have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change or changes have occurred. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is complete and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (“UTBs”) are as follows (in thousands):

	December 31,
	2020	2019
UTBs, beginning of period	$963	$48
Gross increase – current period tax positions	358	239
Gross decrease – prior period tax positions	(113)	—
Gross increase – prior period tax positions	64	676
Expiration of statute of limitations	—	—
UTBs, end of period	$1,272	$963

As if December 31, 2020, we had an immaterial amount of UTBs, which if recognized, would affect our effective tax rate. Prior to 2020, the Company did not have any UTBs that would impact the effective rate. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months.

We recognize interest accrued related to UTBs and penalties as income tax expense.  We accrued an immaterial amount of interest expense during 2020 in our statement of operations and as of December 31, 2020 have and an immaterial accrual for interest in our consolidated balance sheet. During 2019, there were no accrued penalties or interest as of December 31, 2019.

Due to the NOL carryforwards, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years beginning with the year ended March 31, 2001. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated.  The years subject to audit may be extended if the entity substantially understates corporate income tax.  The Company’s subsidiary in India is currently under examination by the Office of the Commissioner of Income Tax in India for 2012-2013, 2013-2014, and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local tax authorities.

Note 18. Subsequent Events

January 2021 Public Offering

On January 25, 2021, the Company completed an underwritten public offering of 4,356,059 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement dated January 20, 2021, by and among the Company, on the one hand, and Morgan Stanley & Co. LLC, Jefferies LLC, SVB Leerink LLC and UBS Securities LLC, as representatives of certain underwriters at a public offering price per share of $66.00, before deducting underwriting discounts and commissions. The shares include 568,181 shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the underwriting agreement. The Company received net proceeds of approximately $269.7 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Blackstone Conversion

On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. to convert an aggregate of 50,000 shares of the Company’s Series C Preferred Stock. Pursuant to the terms of the waiver and conversion notice, the Company also agreed to waive its right under the certificate of designations of the Series C Preferred Stock to redeem up to 50,000 shares of the Series C Preferred Stock prior to the 180-day anniversary of October 1, 2020, the issue date of the Series C Preferred Stock. Each share of Series C Preferred Stock has a liquidation preference of $1,000 per share plus any accumulated and unpaid dividends and is convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $38.6152 per share. The forgoing conversion, effective as of February 5, 2021, resulted in the issuance of an aggregate of 1,312,860 shares of Common Stock. The foregoing shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Note 19. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data is as follows (in thousands):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2020
Total revenues	$9,774	$9,389	$11,172	$48,361
Gross margin	$5,258	$5,127	$6,055	$19,894
Loss from operations	$(3,586)	$(5,845)	$(10,732)	$(9,847)
Net loss attributable to common stockholders	$(3,943)	$(5,803)	$(11,418)	$(53,866)
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.15)	$(0.29)	$(1.32)

Year ended December 31, 2019
Total revenues	$6,653	$8,464	$9,583	$9,242
Gross margin	$3,454	$4,338	$4,627	$4,932
Loss from operations	$(2,141)	$(2,304)	$(12,352)	$(878)
Net loss	$(2,387)	$(2,528)	$(12,469)	$(948)
Net loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.35)	$(0.03)

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the periods shown.

In the fourth quarter of 2019, management identified an error in the Company's historical interim financial statements for the third quarter of fiscal year 2019 relating to its stock-based compensation expense. Specifically, in the third quarter of 2019, the Company incorrectly recorded $1,227,890 of accelerated stock-based compensation expense for nonemployee directors who were not eligible for the accelerated vesting under their stock option awards. The error impacts only the previously issued historical interim financial statements for the third quarter of fiscal year 2019. The Company corrected the error in the fourth quarter of 2019, which resulted in a reduction of $765,099 of stock-based compensation expense included in selling, general and administrative expense. The Company concluded the error is not material to the third and fourth quarter of 2019.