Form 10-Q
period 2021-03-31
Cryoport, Inc.
filed 2021-05-06
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of April 23, 2021 there were 45,681,456 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,494	$36,873
Short-term investments	267,721	56,444
Accounts receivable, net	36,504	31,377
Inventories	11,544	10,535
Prepaid expenses and other current assets	18,485	11,928
Total current assets	419,748	147,157
Property and equipment, net	31,694	30,036
Operating lease right-of-use assets	15,996	14,044
Intangible assets, net	209,267	213,908
Goodwill	141,305	145,282
Deposits	946	1,184
Other long-term assets	752	794
Total assets	$819,708	$552,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$27,083	$24,844
Accrued compensation and related expenses	8,233	7,441
Deferred revenue	495	445
Operating lease liabilities	2,002	2,231
Finance lease liabilities	60	59
Total current liabilities	37,873	35,020
Convertible senior notes, net of discount of $3.5 million and $3.7 million, respectively	111,536	111,344
Note payable, net of discount of $1.2 million and $0, respectively	3,497	4,912
Operating lease liabilities, net of current portion	14,502	12,261
Finance lease liabilities, net of current portion	92	112
Deferred tax liability	4,626	5,882
Other long-term liabilities	307	176
Total liabilities	172,433	169,707

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	4,275	2,844
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,693,692 and 39,837,058 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	45	40
Additional paid-in capital	837,615	566,451
Accumulated deficit	(195,540)	(192,013)
Accumulated other comprehensive income	880	5,376
Total stockholders’ equity	647,275	382,698
Total liabilities and stockholders’ equity	$819,708	$552,405

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Service revenues	$26,765	$9,774
Product revenues	26,519	—
Total revenues	53,284	9,774

Cost of service revenues	15,552	4,516
Cost of product revenues	13,182	—
Total cost of revenues	28,734	4,516
Gross margin	24,550	5,258

Operating costs and expenses:
Selling, general and administrative	21,388	7,111
Engineering and development	4,304	1,733
Total operating costs and expenses	25,692	8,844

Loss from operations	(1,142)	(3,586)
Other income (expense):
Investment income	398	307
Interest expense	(1,210)	(2)
Other expense, net	(535)	(628)
Total other expense, net	(1,347)	(323)
Loss before provision for income taxes	(2,489)	(3,909)
Provision for income taxes	(1,038)	(33)
Net loss	$(3,527)	$(3,942)
Paid-in-kind dividend on Series C convertible preferred stock	(2,196)	—
Net loss attributable to common stockholders	$(5,723)	$(3,942)
Net loss per share attributable to common stockholders – basic and diluted	$(0.13)	$(0.11)
Weighted average common shares outstanding – basic and diluted	43,804,483	37,548,549

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Net loss	$(3,527)	$(3,942)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	(768)	471
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	30	(1)
Foreign currency translation adjustments	(3,758)	(2)
Other comprehensive income (loss)	(4,496)	468
Total comprehensive loss	$(8,023)	$(3,474)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)
Balance at December 31, 2019	—	$—	—	$—	—	$—	37,339,787	$37	$285,609	$(159,320)	$(45)	$126,281
Net loss	—	—	—	—	—	—	—	—	—	(3,942)	—	(3,942)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	468	468
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,600	—	—	1,600
Issuance of common stock for board of director compensation	—	—	—	—	—	—	1,269	—	21	—	—	21
Proceeds from exercise of common stock options and warrants	—	—	—	—	—	—	589,199	1	2,877	—	—	2,878

Balance at March 31, 2020	—	$—	—	$—	—	$—	37,930,255	$38	$290,107	$(163,262)	$423	$127,306

Balance at December 31, 2020	—	—	—	—	250,000	2,844	39,837,058	40	566,451	(192,013)	5,376	382,698
Net loss	—	—	—	—	—	—	—	—	—	(3,527)	—	(3,527)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(4,496)	(4,496)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,979	—	—	2,979
Issuance of common stock for board of director compensation	—	—	—	—	—	—	229	—	11	—	—	11
Cost of Series C preferred stock conversion	—	—	—	—	—	—	—	—	(1,800)	—	—	(1,800)
Issuance of common stock in public offering, net of costs of $17.7 million	—	—	—	—	—	—	4,356,059	4	269,821	—	—	269,825
Conversion of Series C preferred shares to common stock	—	—	—	—	(50,000)	(765)	1,312,860	1	764	—	—	—
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	2,196	—	—	(2,196)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	187,486	—	1,585	—	—	1,585

Balance at March 31, 2021	—	$—	—	$—	200,000	$4,275	45,693,692	$45	$837,615	$(195,540)	$880	$647,275

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(3,527)	$(3,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,837	824
Amortization of debt discount	264	—
Unrealized loss (gain) on investments in equity securities	263	(144)
Realized loss on investments in equity securities	—	793
Realized loss (gain) on available-for-sale investments	40	(11)
Stock-based compensation expense	2,990	1,620
Loss on disposal of property and equipment	71	80
Provision for bad debt	63	4
Changes in operating assets and liabilities:
Accounts receivable	(5,213)	955
Inventories	(988)	9
Prepaid expenses and other current assets	(6,545)	95
Deposits	229	(46)
Change in operating lease right-of-use assets and lease liabilities	60	7
Accounts payable and other accrued expenses	532	65
Accrued compensation and related expenses	804	768
Deferred revenue	49	(27)
Deferred tax liability	80	9
Net cash provided by (used in) operating activities	(5,991)	1,059

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,811)	(596)
Software development costs	(193)	—
Purchases of short-term investments	(215,318)	(16,195)
Sales/maturities of short-term investments	3,000	16,279
Patent and trademark costs	(48)	(30)
Net cash used in investing activities	(215,370)	(542)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	1,586	2,878
Proceeds from public offering, net of $17.7 million in offering costs	269,825	—
Repayment of finance lease liabilities	(18)	(14)

Net cash provided by financing activities	271,393	2,864

Effect of exchange rates on cash and cash equivalents	(1,411)	7
Net change in cash and cash equivalents	48,621	3,388
Cash and cash equivalents — beginning of period	36,873	47,234
Cash and cash equivalents — end of period	$85,494	$50,622

Supplemental Disclosure of Non-Cash Financing Activities:

Conversion of Series C Preferred Stock to common stock	$765	$—

Cost of Series C Preferred stock conversion included in additional paid-in-capital and accounts payable and accrued liabilities	$1,800	$—

CRYOPDP goodwill adjustment included in deferred tax liability	$1,394	$—

CRYOPDP goodwill adjustment included in fixed assets	$71	$—

Note valuation adjustment included in note payable and goodwill	$1,266	$—

Net unrealized gain on available-for-sale securities	$768	$471

Reclassification of realized gain on available-for-sale debt securities to earnings	$30	$—

Purchase of equipment through capital lease obligations	$—	$203

Fixed assets included in accounts payable and accrued liabilities	$198	$608

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

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

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is a life sciences services company that is an integral part of the temperature-controlled supply chain supporting the biopharma/pharma, animal health, and reproductive medicine markets. We are redefining logistics for the life sciences industry by providing a unique platform of critical solutions including highly differentiated temperature-controlled supply chain solutions, which include advanced packaging, informatics, specialty logistics services, biostorage services and cryogenic life sciences equipment. Through our products, services and expertise, we enable our clients to ship, store and deliver cellular-based materials and drug products as well as other life sciences commodities in a precise, defined temperature-controlled state.

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

On August 21, 2020, the Company entered into a Securities Purchase Agreement to acquire CRYOPDP, a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets, headquartered in Paris, France. Under the terms of the Securities Purchase Agreement, the Company acquired 100% of the equity interests in Advanced Therapy Logistics and Solutions, a company organized under the laws of France, which is the holding company that owns CRYOPDP (the “CRYOPDP Acquisition”). The purchase price under the Securities Purchase Agreement was €49 million (approximately $58.0 million).

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

On October 1, 2020, the Company completed both the MVE Acquisition and the CRYOPDP Acquisition.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, note payable, and the Company’s 3.00% convertible senior notes due in 2025 (the “Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, note payable and the Senior Notes, approximates fair value at March 31, 2021 and December 31, 2020 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the note payable and the Senior Notes, see Notes 9 and 10.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”).  Primarily all of our cash, cash equivalents and short-term investments at March 31, 2021 were in excess of amounts insured by the FDIC and SIPC.  The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.  We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at March 31, 2021 and December 31, 2020 are net of reserves for doubtful accounts of $1.2 million and $1.1 million, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At March 31, 2021, there was one customer that accounted for 10.5% of net accounts receivable. At December 31, 2020, there were no customers that accounted for more than 10% of net accounts receivable. There were no other single customers that owed us more than 10% of net accounts receivable at March 31, 2021 and December 31, 2020.

The Company has revenue from foreign customers primarily in United Kingdom, Switzerland, France, Netherlands, Singapore, China and India. During the three months ended March 31, 2021 and 2020, the Company had revenues from foreign customers of approximately $25.5 million and $2.1 million, respectively, which constituted approximately 48.0% and 21.4%, respectively, of total revenues. There was one customer that accounted for 12.5% of revenues during the three months ended March 31, 2021. There were three customers that accounted for 17.9%, 16.7% and 10.8% of revenues during the three months ended March 31, 2020, respectively. No other single customer generated over 10% of revenues during the three months ended March 31, 2021 and 2020.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit’s with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed  triggering events indicating potential goodwill impairment, including the effects of the COVID-19 pandemic, and after assessment, concluded that there was no impairment during the three months ended March 31, 2021.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the three months ended March 31, 2021.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2021.

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

Income Taxes

The Company accounts for income taxes under the provision of ASC 740, “Income Taxes”, or ASC 740. As of March 31, 2021 and December 31, 2020, there were no material unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rate.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Based on the weight of available evidence, the Company’s management has determined that it is not more likely than not that the U.S. based net deferred tax assets will be realized. Therefore, the Company has recorded a full valuation allowance against its U.S. based net deferred tax assets. With respect to the foreign based deferred tax assets, the Company's management has reviewed these deferred tax assets on a jurisdictional basis. Based on the weight of each jurisdiction's evidence available, the Company's management has made separate determinations for each foreign jurisdiction regarding whether it is more likely than not that a net deferred tax asset within a particular jurisdiction will be realized. The Company has recorded full valuation allowances in jurisdictions where deferred tax assets are not deemed more likely than not to be realized.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accruals for interest or penalties on its consolidated balance sheets at March 31, 2021 and December 31, 2020 and has recorded only immaterial interest and/or penalties in the consolidated statements of operations for the three months ended March 31, 2021 and 2020. The Company is subject to taxation in the U.S., various state jurisdictions and in various foreign countries. As of March 31, 2021, the Company is no longer subject to U.S. federal examinations for years before 2017 and for California franchise and income tax examinations for years before 2016. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated.  The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company's subsidiary in India is currently under examination by the Indian tax authorities for 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

In December of 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its Simplification Initiative to improve areas of U.S. GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption. The Company elected to early adopt ASU 2019-12 on January 1, 2020, and the adoption of the standard did not have a material impact to our consolidated financial statements.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At March 31, 2021, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act mainly due the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

On June 29, 2020, the State of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). These suspensions were considered in preparation of the March 31, 2021 and December 31, 2020 financial statements.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”).  The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on our financial statements in 2021 and beyond.

On March 11, 2021, the United States enacted the American Rescue Plan (“ARP”). The ARP includes provisions extending certain CARES Act provisions, repeals a worldwide interest allocation election, modifies the $1 million executive compensation limitation for years after 2026 and extends the employee retention credit. The Company will continue to evaluate the impact of the ARP and its impact on our financial statements in 2021 and beyond.

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

Product warranty accrued liabilities totaled $0.2 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the three months ended March 31, 2021 and 2020.

Incremental Direct Costs

Incremental direct costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the three months ended March 31, 2021 and 2020.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $0.5 million and $0.3 million at March 31, 2021 and 2020, respectively.  During the three months ended March 31, 2021, the Company recognized revenues of $0.2 million from the related contact liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Biopharma/Pharma	$42,393	$8,786
Animal Health	8,997	225
Reproductive Medicine	1,894	763
Total revenues	$53,284	$9,774

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Americas	$27,734	$7,685
Europe, the Middle East and Africa (EMEA)	14,208	1,932
Asia Pacific (APAC)	11,342	157
Total revenues	$53,284	$9,774

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

Acquisition Costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs related to our MVE Biological Solutions and CRYOPDP acquisitions.

Stock-Based Compensation

Under our stockholder approved stock-based compensation plan, we have granted incentive stock options, non-qualified stock options and restricted stock units that vest over four years.  Incentive and non-qualified stock options expire from seven to ten years from date of grant. The Company accounts for stock-based payments in accordance with stock-based payment accounting guidance which requires all stock-based payments to be recognized based upon their fair values. The fair value of stock options is estimated at the grant date using the Black-Scholes Option Pricing Model (“Black-Scholes”) and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.  The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and expected term. The Company accounts for forfeitures of unvested awards as they occur.

The grant date fair value per share for restricted stock units is based upon the closing market price of our common stock on the award grant date.

The Company’s stock-based compensation plans are discussed further in Note 14.

Basic and Diluted Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and shares associated with the conversion of the Senior Notes and convertible preferred stock outstanding during the periods.

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(3,527)	$(3,942)
Paid-in-kind dividend on Series C convertible preferred stock	(2,196)	—
Net loss attributable to common shareholders	$(5,723)	$(3,942)
Weighted average common shares outstanding - basic and diluted	43,804,483	37,548,549
Basic and diluted net loss per share	$(0.13)	$(0.11)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options	6,149,186	3,867,924
Warrants	—	502,632
Restricted stock units	304,157	—
Series C convertible preferred stock	5,283,411	—
Convertible senior notes	4,810,002	—
	16,546,756	4,370,556

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency.  Assets and liabilities of the Netherlands and United Kingdom subsidiaries are translated into U.S. dollars at the period-end exchange rates.  Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity.  The translation gain (loss) adjustment totaled $(3.8) million and $0 for the three months ended March 31, 2021 and 2020, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Reclassification

Prior year amounts in sales and marketing expense have been reclassified to selling, general and administrative expense to conform to the current period presentation, which reflects how the Company tracks operating costs. These reclassifications had no effect on the previously reported net loss.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Similarly, equity-classified convertible preferred stock instruments will be accounted for as single units of account in equity unless the conversion feature needs to be bifurcated under Topic 815. The new guidance also made amendments to the earnings per share guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if- converted method for diluted earnings per share calculation. Further, ASU 2020-06 made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

Accounting Guidance Issued but Not Adopted at March 31, 2021

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

Note 4. Acquisitions

2020 Acquisitions – CRYOPDP and MVE

CRYOPDP Acquisition

On October 1, 2020, the Company completed its acquisition of CRYOPDP for a cash consideration of €48.3 million (approximately $57.0 million, the “CRYOPDP Acquisition”). This acquisition was funded with existing cash on hand. CRYOPDP, based in France, is a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets. CRYOPDP conducts its business activities in the Americas, EMEA and APAC. As a result of the CRYOPDP Acquisition, the Company has extended its solutions to include broader temperature-controlled logistics and specialty courier services and has significantly expanded its global network through CRYOPDP’s 22 facilities in 12 countries.

The final purchase price for the CRYOPDP Acquisition was $56.7 million, after receiving $0.3 million net working capital settlement from the sellers during the three months ended March 31, 2021. As of October 1, 2020, the Company recorded net assets acquired of $57.0 million, including goodwill of $25.5 million. Through March 31, 2021, the Company recorded measurement period adjustments of $2.9 million, mainly comprised of $1.3 million fair value on the note payable and $1.5 million deferred tax adjustments, resulting in adjusted goodwill of $22.6 million and adjusted net assets acquired of $56.7 million. The purchase price allocation for the assets acquired and liabilities assumed remains open due to the finalization of the purchase price allocation during the measurement process.

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

As of October 1, 2020, the Company recorded net assets acquired of $317.5 million, including goodwill of $106.2 million. Through March 31, 2021, the Company did not record any material measurement period adjustments. The purchase price allocation for the assets acquired and liabilities assumed remains open due to the finalization of the purchase price allocation during the measurement process.

Note 5. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Cash	$23,913	$25,053
Cash equivalents:
Money market mutual fund	61,581	11,820
Total cash and cash equivalents	85,494	36,873
Short-term investments:
U.S. Treasury notes and bills	234,578	23,309
Mutual funds	33,143	33,135
Total short-term investments	267,721	56,444
Cash, cash equivalents and short-term investments	$353,215	$93,317

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at March 31, 2021 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$235,185	$128	$(735)	$234,578
Total available-for-sale investments	$235,185	$128	$(735)	$234,578

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2021:

	Amortized Cost	Fair Value
Due within one year	$41,030	$41,058
Due between one and two years	194,155	193,520
Total	$235,185	$234,578

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2020 were as follows (in thousands):

		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$23,179	$173	$(43)	$23,309
Total available-for-sale investments	$23,179	$173	$(43)	$23,309

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2020:

	Amortized Cost	Fair Value
Due within one year	$14,084	$14,111
Due between one and two years	9,095	9,198
Total	$23,179	$23,309

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

During the three months ended March 31, 2021, we had realized gains of $40,000 on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $33.1 million at March 31, 2021. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2021 and 2020 related to equity securities held at March 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Net losses recognized during the three months on equity securities	$(263)	$(649)
Less: net gains (losses) recognized during the year on equity securities sold during the year	—	(793)
Unrealized gains (losses) recognized during the three months on equity securities still held at March 31, 2021 and 2020	$(263)	$144

Note 6. Fair Value Measurements

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of March 31, 2021 and 2020 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2021
Cash equivalents:
Money market mutual fund	$61,581	$—	$—	$61,581
Marketable equity securities:
Mutual funds	33,143	—	—	33,143
Available-for-sale debt securities:
U.S. Treasury notes	234,578	—	—	234,578
	$329,302	$—	$—	$329,302

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market mutual fund	$11,820	$—	$—	$11,820
Marketable equity securities:
Mutual funds	33,135	—	—	33,135
Available-for-sale debt securities:
U.S. Treasury notes	23,309	—	—	23,309
	$68,264	$—	$—	$68,264

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2021.

We carry the Senior Notes (see Note 9) at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present fair value for disclosure purposes only. As of March 31, 2021, the estimated fair value of the Notes was $108.8 million and was determined using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

Note 7. Inventory

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$8,318	$7,544
Work-in-process	307	227
Finished goods	2,919	2,764
	$11,544	$10,535

The inventory balance at December 31, 2020 includes an $0.8 million step up in inventory related to the acquisition of MVE.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Balance at beginning of year	145,282	11,000
Foreign currency adjustment	(1,405)	—
Goodwill related to MVE acquisition	18	—
Goodwill related to CRYOPDP acquisition	(2,590)	—
Total	$141,305	$11,000

Intangible Assets

The following table presents our intangible assets as of March 31, 2021 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$143	$247	3
Technology	34,438	2,576	31,862	11
Customer relationships	128,640	5,218	123,422	14
Cryogene trade name/trademark	480	59	421	13
CRYOPDP agent network	8,597	1,415	7,182	4
MVE order backlog	2,600	2,600	—	—
MVE land use rights	2,378	36	2,342	37
Patents and trademarks	44,360	569	43,791	—
Total	$221,883	$12,616	$209,267

The following table presents our intangible assets as of December 31, 2020 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$123	$267	3
Technology	34,245	1,630	32,615	11
Customer relationships	128,640	2,708	125,932	14
Cryogene trade name/trademark	480	51	429	13
CRYOPDP agent network	8,597	537	8,060	4
MVE order backlog	2,600	2,600	—	—
MVE land use rights	2,378	16	2,362	37
Patents and trademarks	44,312	69	44,243	—
Total	$221,642	$7,734	$213,908

Amortization expense for intangible assets for the three months ended March 31, 2021 and 2020, was $3.6 million and $0.1 million, respectively.

Expected future amortization of intangible assets as of March 31, 2021 is as follows:

Years Ending March 31,	Amount
Remainder of 2021	$10,722
2022	14,296
2023	14,296
2024	13,678
2025	12,064
Thereafter	100,051
$165,107

Note 9. Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% convertible senior notes due in 2025 (the "Senior Notes"), which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the Senior Notes, in a private placement exempt from registration under the Securities Act of 1933. The Senior Notes are governed by an indenture (the “Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the Senior Notes. At March 31, 2021 accrued interest of $1.2 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements.  The Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to the Company, the principal amount of the Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the principal amount of the Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at March 31, 2021.

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

Senior Notes payable consisted of the following at March 31, 2021 (in thousands):

March 31, 2021
Principal amount of Senior Notes	$115,000
Unamortized debt issuance costs	(3,464)
Net carrying value of Senior Notes payable	$111,536

Interest expense incurred in connection with the Notes consisted of the following for the three months ended March 31, 2021 (in thousands):

Three Months Ended
March 31, 2021
Coupon interest	$862
Amortization of debt issuance costs	192
Total interest expense on Senior Notes	$1,054

The Company’s Senior Notes payable of $115.0 are due and payable in 2025.

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the Senior Notes and the shares of the Company's common stock issuable upon conversion of the Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the Indenture accrue on any day on a Note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of March 31, 2021, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the Senior Notes and the shares of the Company’s common stock issuable upon conversion of the Senior Notes.

Note 10. Note Payable

In connection with the acquisition of CRYOPDP, the Company assumed an interest free unsecured note payable of €4.0 million ($4.9 million) repayable in two installments of €0.5 million ($0.6 million) to be repaid in 2025 and €3.5 million ($4.3 million) to be repaid in 2028.  A fair market value discount of €1.1 million ($1.3 million) was recorded and is amortized to interest expense using the effective interest method over the term of the note.  During the three months ended March 31, 2021, the Company amortized €0.06 million ($0.07 million) of the debt discount to interest expense for this note.

Note 11. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of one year to approximately nine years, some of which include options to extend the leases for multiple renewal periods of five years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. As of March 31, 2021 and December 31, 2020, assets recorded under finance leases were $0.3 million and $0.3 million, respectively, and accumulated depreciation associated with finance leases was $0.1 million and $0.08 million, respectively.

The components of lease cost were as follows (in thousands):

	March 31,
	2021	2020
Operating lease cost	$922	$290
Finance lease cost:
Amortization of right-of-use assets	15	6
Interest on finance lease liabilities	3	2
	18	8
Total lease cost	$940	$298

Other information related to leases was as follows (in thousands):

Three Months Ended
Supplemental Cash Flows Information	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$851
Operating cash flows from finance leases	$22
Financing cash flows from finance leases	$20

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$2,781
Finance leases	$—

Weighted-Average Remaining Lease Term
Operating leases	6.3 years
Finance leases	2.7 years

Weighted-Average Discount Rate
Operating leases	5.4%
Finance leases	5.3%

Future minimum lease payments under non-cancellable leases that have commenced as of March 31, 2021 were as follows (in thousands):

Years Ending March 31	Operating Leases	Finance Leases
2021 (excluding the three months ended March 31, 2021)	$1,688	$45
2022	2,730	58
2023	2,256	61
2024	2,049	—
2025	1,866	—
Thereafter	9,738	—
Total future minimum lease payments	20,327	164
Less imputed interest	(3,823)	(12)
Total	$16,504	$152

	Operating	Finance
Reported as of March 31, 2021	Leases	Leases
Current lease liabilities	$2,002	$60
Noncurrent lease liabilities	14,502	92
Total	$16,504	$152

Note 12. Commitments and Contingencies

Facility and Equipment Leases

We lease various corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities in Tennessee, California, New Jersey, the Netherlands, Texas, Georgia, Minnesota, China, Portugal and France under operating leases. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis.   In addition, we lease certain equipment which expires through July 2024 (See Note 11).

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

Note 13. Stockholders’ Equity

Authorized Stock

The Company has 100,000,000 authorized shares of common stock with a par value of $0.001 per share, and 2,500,000 undesignated or “blank check” preferred stock, with a par value of $0.001, of which, 800,000 shares have been designated as Class A Preferred Stock, 585,000 shares have been designated as Class B Preferred Stock and 250,000 shares have been designated as 4.0% Series C Convertible Preferred Stock.

Common Stock Issued for Services

During the three months ended March 31, 2021, 229 shares of common stock with a fair value of $11,500 were issued to one member of the board of directors as compensation for services.

During the three months ended March 31, 2020, 1,269 shares of common stock with a fair value of $20,700 were issued to two members of the board of directors as compensation for services.

January 2021 Public Offering

On January 25, 2021, the Company completed an underwritten public offering of 4,356,059 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement dated January 20, 2021, by and among the Company, on the one hand, and Morgan Stanley & Co. LLC, Jefferies LLC, SVB Leerink LLC and UBS Securities LLC, as representatives of certain underwriters at a public offering price per share of $66.00, before deducting underwriting discounts and commissions. The shares include 568,181 shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the underwriting agreement. The Company received net proceeds of approximately $269.8 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Blackstone Private Placement

In connection with the MVE Acquisition, on October 1, 2020 (the “Closing Date”), the Company completed a private placement with an investment vehicle of funds affiliated with The Blackstone Group Inc. (collectively, “Blackstone”), consisting of (i) 250,000 shares of a newly designated 4.0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a price of $1,000 per share, for $250.0 million, and (ii) 675,536 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) for $25.0 million, for an aggregate purchase price of $275.0 million. The Company paid Blackstone $1.0 million as reimbursement for transactional expenses incurred in connection with the private placement at the Closing Date. Also, the Company incurred direct and incremental expenses of approximately $8.6 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Company allocated the net proceeds of $265.4 million on a relative fair value basis to the Series C Preferred Stock and the Common Stock, resulting in allocated proceeds of $28.2 million and $237.2 million, respectively.

The Series C Preferred Stock ranks senior to the shares of the Company’s Common Stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). The Series C Preferred Stock has the following rights, preferences and privileges:

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the three months ended March 31, 2021 and the year ended December 31, 2020 were $2.2 million and $2.5 million, respectively.

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

Since the paid-in-kind dividends are nondiscretionary, the Company measures the beneficial conversion feature in the paid-in-kind dividend on the issuance date of the preferred stock and records such amount when the paid-in-kind dividend are accrued. Accordingly, the associated paid-in-kind dividends for the year ended December 31, 2020 generated a beneficial conversion feature amount of $0.3 million. On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Series C Preferred Stock (see “—Blackstone Conversion” below for additional information).

Redemption Rights. The Company may redeem the Series C Preferred Stock for cash, as follows:

(1)

At any time beginning five years after the Closing Date (but prior to six years after the Closing Date), all of the Series C Preferred Stock at a price equal to 105% of the purchase price paid plus any accrued and unpaid dividends.

(ii)	At any time beginning six years after the Closing Date, all of the Series C Preferred Stock at a price equal to 100% of the purchase price paid plus any accrued and unpaid dividends.

Within 6 months of the Closing Date, the Company also had the right to redeem up to 50,000 shares of the Series C Preferred Stock at a price equal to 125% of the purchase price paid plus any accrued and unpaid dividends, which the Company waived (see “—Blackstone Conversion” below for additional information).

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

Voting Rights. Holders of the Series C Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on an as-converted basis, subject to certain Nasdaq voting limitations, if applicable. Also, the consent of the Holders of a majority of the outstanding shares of the Series C Preferred Stock is required with respect to (i) amendments to the Company’s organizational documents that have an adverse effect on the Holders of the Series C Preferred Stock, and (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series C Preferred Stock. Holders of the Series C Preferred Stock have the right to nominate for election one member to the board of directors of the Company for so long as they hold 66.67% of the Series C Preferred Stock issued to them at the Closing Date.

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

Blackstone Conversion

On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. to convert an aggregate of 50,000 shares of the Company’s Series C Preferred Stock. Pursuant to the terms of the waiver and conversion notice, the Company also agreed to waive its right under the certificate of designations of the Series C Preferred Stock to redeem up to 50,000 shares of the Series C Preferred Stock prior to the 180-day anniversary of October 1, 2020, the issue date of the Series C Preferred Stock. Each share of Series C Preferred Stock has a liquidation preference of $1,000 per share plus any accumulated and unpaid dividends and is convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $38.6152 per share. The forgoing conversion, effective as of February 5, 2021, resulted in the issuance of an aggregate of 1,312,860 shares of Common Stock and $1.8 million in expenses.

Common Stock Reserved for Future Issuance

As of March 31, 2021, approximately 18.2 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options, RSU’s and the conversion of senior notes and series C Preferred stock, as follows:

Exercise of stock options	7,793,769
Vesting of restricted stock units	304,157
Conversion of Series C Preferred Stock	5,283,411
Conversion of convertible senior notes	4,810,002
Total shares of common stock reserved for future issuances	18,191,339

Note 14. Stock-Based Compensation

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of March 31, 2021, the Company had 190,181 shares available for future awards under the 2018 Plan.

During the three months ended March 31, 2021, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	3.5 – 6.1
Risk-free interest rate	0.5% - 0.9%
Volatility	64.4% - 80.8%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three months ended March 31,
	2021	2020
Cost of revenues	$239	$69
Selling, general and administrative	2,505	1,443
Engineering and development	246	108
	$2,990	$1,620

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2020	7,554,305	$10.29
Granted (weighted-average fair value of $32.66 per share)	435,298	55.74
Exercised	(187,486)	8.46
Forfeited	(8,348)	16.48
Outstanding — March 31, 2021	7,793,769	$12.86	6.4	$306,822
Vested (exercisable) — March 31, 2021	5,904,443	$7.76	5.8	$261,287
Expected to vest after March 31, 2021 (unexercisable)	1,889,326	$28.82	7.9	$40,001
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on March 31, 2021, which was $52.01 per share.

Total intrinsic value of options exercised during the three months ended March 31, 2021 was $9.4 million.

As of March 31, 2021, there was unrecognized compensation expense of $32.5 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.4 years.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2020	—	$—
Granted	304,157	53.94
Share issuance	—	—
Outstanding March 31, 2021	304,157	$53.94

For the three months ended March 31, 2021 and 2020, we recorded stock-based compensation expense on our issued restricted stock units of $0.3 million and $0, respectively.  As of March 31, 2021 there was unrecognized compensation expense of $16.1 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 4.0 years.

Note 15. Subsequent Event

Effective April 1, 2021, the Company completed the acquisition of Critical Transport Solutions Australia Pty Ltd. (“CTSA”) a market leader in providing premium healthcare logistics management services, specializing in time and temperature critical solutions for the medical and pharmaceutical industries based in Australia, for approximately $5.0 million.

The agreement includes an earnout provision which is (a) subject to and dependent on the Company achieving a 2024 EBITDA, as defined; and (b) is subject to certain employment requirements through December 31, 2024.  CTSA will be a part of the Company’s CRYOPDP business unit and will continue to be run by the current management team.

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

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2021 (unaudited) and the consolidated balance sheet as of December 31, 2020 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020 and the related notes thereto (see Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are redefining the temperature-controlled supply chain for the life sciences industry by providing a unique and evolving platform of critical products and solutions including advanced packaging, informatics, specialty logistics services, biostorage services, and cryogenic life sciences equipment. With over 650 employees spread across 30 locations worldwide, we are engaged in providing global solutions to the biopharma/pharma, animal health, and reproductive medicine markets. Our primary focus is on addressing the critical temperature-controlled supply chain needs within the biopharmaceutical space with an emphasis on serving the rapidly growing cell and gene therapy, or C&GT market.

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

Over the last several years, we have grown to become a leader in supporting C&GT clinical trials globally. As of the end of the first quarter of 2021, we supported 543 clinical trials and seven commercial therapies, including KYMRIAH by Novartis, YESCARTA and TECARTUS by Gilead/Kite, and BREYANZI by Bristol-Myers Squibb. In addition, two additional Cryoport supported therapies filed for commercial approval with the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA in 2020 and could be approved in 2021. Based on publicly disclosed information, industry data, and internal forecasts, we estimate that up to 21 additional Cryoport supported C&GTs, currently in clinical trials, may file for regulatory approval during the course of 2021. Commercial approvals of these therapies provide an opportunity to become significant revenue drivers for us in the future as each of them requires comprehensive temperature-controlled supply chain support and services at commercial scale, and we expect that many will select us as their critical supply chain solution as a result of our work in connection with their respective clinical trials.

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

In September 2019, the Cryoport Express Advanced Therapy Shipper™ was launched to address specific needs of biopharma companies developing and commercializing C&GTs. The Cryoport Express Advanced Therapy Shippers provide verification processes to ensure that it has only been used for human-based therapies and materials and employ advanced validated cleaning methods to minimize the risk of cross-contamination of equipment and materials during use, delivery, and distribution of biopharmaceutical materials.

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

The Markets We Serve

Biopharma/Pharma.   In the biopharma/pharma market we are focused on supporting the saving of lives. From clinical research and development to clinical research organizations to clinical trials for C&GTs to the storage and delivery of life-saving C&GTs to the customers of biopharmaceutical and biotechnology organizations to crucial points of care, we strive to address fundamental-to-advanced temperature-controlled storage, transport, packaging, fulfillment, and information challenges. In particular, C&GTs have become a rapidly growing area of biological drug development, with over 1,200 global clinical trials underway in 2021. This therapeutic approach has certain supply chain challenges that we believe our solutions are tailored to address.

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

Reproductive Medicine. In the reproductive medicine market we are focused on the support of the creation of human life by supporting In Vitro Fertilization, or IVF, and related technologies along with clinical networks globally. Through our CryoStork services, we transport reproductive materials through dedicated medical transport services to help ensure that IVF materials are on the next flight out to their destination. IVF materials also receive one-on-one handling and individualized attention during the entire logistics process. In addition, we also provide cryobiological storage equipment to fertility clinics around the world.

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

For example, several life sciences companies, including some of our clients, announced during 2020 the temporary suspension of clinical studies and trials as well as other COVID-19 related risks that may impact their preclinical and clinical trials, including delays in patient enrollment or difficulties in initiating or expanding clinical trials, interruption of clinical trial activity, and diversion of healthcare resources to focus on COVID-19 activities. While these temporary suspensions and restrictions have been lifted, these may be reinstated, and other measures may be implemented. In addition, with respect to the impact of the pandemic on the reproductive medicine market, the American Society for Reproductive Medicine (ASRM) and European Society of Human Reproduction and Embryology (ESHRE) both issued recommendations in March of 2020 to temporarily defer fertility treatments and related activities. Both organizations have since updated and reaffirmed their recommendation to resume activities. While these actions have negatively impacted our revenue in the markets we serve temporarily, we cannot determine the longer-term impact at this point. A number of public announcements by government and clients indicate a regional or partially reinstating of COVID-19 related restrictions and while we have experienced revenue ramping back up gradually over time, this may be curtailed by new restrictions. Further, virus containment efforts as a result of governmental actions or policies or other initiatives could lead to further disruption in the supply chain and as a result, we may have difficulties sourcing raw materials and equipment or may incur additional direct costs to provide our solutions.

While longer-term client demand for our services overall remains strong, the effects of the COVID-19 pandemic, including the measures above taken by some of our clients have adversely impacted our revenue growth.  We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact,  such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume.   See “Risk Factors—Risk Related to Our Business—The recent global pandemic caused by COVID-19 has already and may continue to adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict” and our other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	($ in 000’s)
Service revenues	$26,765	$9,774	$16,991	173.8%
Product revenues	26,519	—	26,519	100%
Total revenues	53,284	9,774	43,510	445.2%

Cost of service revenues	(15,552)	(4,516)	(11,036)	244.4%
Cost of product revenues	(13,182)	—	(13,182)	100%
Total cost of revenues	28,734	4,516	24,218	536.3%

Gross margin	24,550	5,258	19,292	366.9%
Selling, general and administrative	(21,388)	(7,111)	(14,277)	200.7%
Engineering and development	(4,304)	(1,733)	(2,571)	148.4%
Investment income	398	307	91	29.8%
Interest expense	(1,210)	(2)	(1,208)	49,265%
Other expense, net	(535)	(628)	93	(14.8)%
Provision for income taxes	(1,038)	(33)	(1,005)	3,045%

Net loss	$(3,527)	$(3,942)	$415	(10.5)%
Paid-in-kind dividend on Series C convertible preferred stock	(2,196)	—	(2,196)	100%
Net loss attributatble to common stockholders	$(5,723)	$(3,942)	$(1,781)	45.2%

Total revenues by market (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Biopharma/Pharma	$42,393	$8,786	$33,607	382.5%
Animal health	8,997	225	8,772	3893.1%
Reproductive medicine	1,894	763	1,131	148.4%
Total revenues	$53,284	$9,774	$43,510	445.2%

Revenues. Revenues increased by $43.5 million, or 445.2%, from $9.8 million to $53.3 million for three months ended March 31, 2021, as compared to the same period in 2020. This increase was primarily driven by revenue from the acquisition of MVE biological Solutions and CRYOPDP on October 1, 2020, which contributed $26.5 million and $13.5 million, respectively, and the increase in organic revenue by $3.5 million, or 35.3%, to $13.2 million for three months ended March 31, 2021, as compared to the same period in 2020, primarily driven by increased activity from our biopharmaceutical customers. During the first quarter of 2021 we experienced an increase in the number of customers utilizing our services and the number of clinical trials we support.

Service revenues increased by $17.0 million, or 173.8%, from $9.8 million to $26.8 million for the three months ended March 31, 2021, as compared to the same period in 2020. This increase was driven by the acquisition of CRYOPDP on October 1, 2020, which contributed $13.5 million in revenue from temperature-controlled specialty courier and supply chain services, including packaging, pick-pack kit preparation, the continuing ramp of revenue from our Cryoport Express® solutions, which increased by $3.3 million, or 38%, and revenue from our biostorage services, which increased by $0.2 million, or 14%.

Product revenues were $26.5 million for the three months ended March 31, 2021, primarily a result of the acquisition of MVE Biological Solutions on October 1, 2020, representing revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $33.6 million, or 382.5%, from $8.8 million to $42.4 million for the three months ended March 31, 2021, as compared to the same period in 2020. This increase was driven by revenue from the acquisition of MVE Biological Solutions and CRYOPDP on October 1, 2020, which contributed $17.3 million and $13.5 million, respectively, and the increase in organic revenue by $2.8 million, or 32.1%, to $11.6 million driven by revenue growth from the support of clinical trials. We now support 543 clinical trials, of which 429 are in the Americas, 86 are in EMEA and 28 are in APAC, compared to 465 clinical trials supported as of March 31, 2020 (384 in the Americas, 65 in EMEA and 16 APAC). The number of Phase III clinical trials supported increased to 69 trials as of March 31, 2021, of which 49 are in the Americas, 19 are in EMEA, and 1 is in APAC. This compares to 62 Phase III trials (45 in the Americas, 16 in EMEA and 1 APAC) supported as of March 31, 2020. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $8.8 million, or 3,893.1%, from $0.2 million to $9.0 million for the three months ended March 31, 2021, as compared to the same period in 2020. This increase was primarily driven by the acquisition of MVE Biological Solutions on October 1, 2020.

Revenues in the reproductive medicine market increased $1.1 million, or 148.4%, from 0.8 million to $1.9 million for the three months ended March 31, 2021, as compared to the same period in 2020. This increase was driven by an increase in organic revenue of $0.6 million, or 76.9%, to $1.4 million, demonstrating the continued success of our CryoStork®-branded offering, and revenue of $0.5 million contributed by MVE Biological Solutions during the first quarter of 2021.

Gross margin and cost of revenues. Gross margin for the three months ended March 31, 2021 was 46.1% of total revenues, as compared to 53.8% of total revenues for the three months ended March 31, 2020. The decrease in gross margin was primarily a result of the margin profiles and related margin contributions from the acquisitions of MVE Biological Solutions and CRYOPDP. Cost of total revenues increased $24.2 million to $28.7 million for the three months ended March 31, 2021, as compared to $4.5 million in the same period in 2020. The increase in cost of total revenues is commensurate with the increase in business volume and the addition of cost of revenue from the acquisitions of MVE Biological Solutions and CRYOPDP in October 2020.

Gross margin for our service revenues was 41.9% of service revenues, as compared to 53.8% of service revenues for the three months ended March 31, 2020. This decrease was a result of the lower margin contribution from the acquisition of CRYOPDP in October 2020. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 50.3% of product revenues. Product revenues, related cost of revenues and resulting gross margins were primarily a result of the acquisition of MVE Biological Solutions. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the first quarter of 2021, SG&A expenses increased by $14.3 million, or 200.7% as compared to the first quarter of 2020. This increase is primarily due to the addition of $9.5 million of SG&A expenses from the acquisition of MVE Biological Solutions and CRYOPDP in October 2020, as well as the continued expansion of our infrastructure to support the acquisitions and expected future growth. Wages and associated employee costs increased $5.6 million from $3.4 million in 2020 to $9.1 million in 2021.  Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of CRYOPDP and MVE Biological Solutions in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets.  Intangible asset amortization expense increased by $3.5 million, from $0.1 million in 2020, to $3.6 million in 2021. Facility and other overhead intercompany allocations increased $1.6 million, public company related expenses (including legal, audit and internal control audit fees) increased by $1.2 million and stock compensation expense increased by $1.2 million compared to the same period in 2020.

Engineering and development expenses. Engineering and development expenses increased $2.6 million, or 148.4%, for three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $1.4 million in consulting, prototype and development costs directed at further enhancing our logistics and supply chain solutions and $0.9 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® Shipper fleet, such as the CryosphereTM shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $0.1 million, for the three months ended March 31, 2021, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense.  Interest expense increased $1.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 due to interest on the convertible senior notes.

Other expense, net.  The increase in other expense, net for the three months ended March 31, 2021is primarily due to realized and unrealized gains and losses on short-term investments and foreign currency fluctuations.

Provision for income taxes.  The provision for income taxes increased $1.0 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.  This increase represents taxes on both U.S. and foreign earnings at a combined effective income tax rate of negative 41.7% and 0.8%, respectively.  The negative effective tax rate of 41.7% for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at higher rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation. The effective tax rate for the three months ended March 31, 2021 varied significantly from the effective tax rate from the prior year primarily due to our acquisitions of MVE Biological Solutions and CRYOPDP during the fourth quarter of 2020, which include international operations.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend of $2.2 million relates to the private placement of Series C Preferred Stock with Blackstone.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
GAAP net loss	$(3,527)	$(3,942)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	4,837	824
Acquisition and integration costs	828	—
Investment income	(398)	(307)
Interest expense, net	1,210	2
Stock-based compensation expense	2,990	1,620
Income taxes	1,038	33
Adjusted EBITDA	$6,978	$(1,770)

Adjusted EBITDA is measured by taking net income/loss as reported in accordance with GAAP, excluding depreciation and intangible amortization expenses, acquisition and integration costs, stock-based compensation expense, investment income, interest expense and income taxes included in the condensed consolidated statements of operations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash and cash equivalents of $85.5 million, $267.7 million in short-term investments and had working capital of $381.9 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the three months ended March 31, 2021, we used $6.0 million of cash for operations primarily as a result of the net loss of $3.5 million offset by non-cash expenses of $8.5 million comprised of $4.8 million of depreciation and amortization, $3.0 million of stock-based compensation, $0.3 million of unrealized losses on our equity securities as well as $0.3 million of amortization of debt discount. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in prepaids and other current assets of $6.5 million primarily due to a receivable from Chart Industries resulting from the transition services agreement, an increase in accounts receivable of $5.2 million, an increase in inventory of $1.0 million, an increase in accrued compensation of $0.8 million and an increase in accounts payable and accrued expenses of $0.5 million.

Net cash used in investing activities of $215.4 million during the three months ended March 31, 2021 was primarily due to the  $215.3 million purchase of short-term investments, and $3.0 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $3.0 million.

Net cash provided by financing activities totaled $271.4 million during the three months ended March 31, 2021, primarily as a result of $269.8 million in net proceeds from our February 2021 public offering of common stock and $1.6 million proceeds from the exercise of stock options and warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2021, the estimated fair value of the Senior Notes was $108.8 million. For additional information about the Senior Notes, see Notes 6 and 9 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the balance of as of March 31, 2021, of $15.3 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $0.8 million, $1.5 million and $3.1 million, respectively, recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long-term intercompany balances denominated in Euros. Based on the long-term intercompany balances as of March 31, 2021, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $3.1 million, $6.3 million, and $12.6 million, respectively, recorded to “Accumulated other comprehensive income (loss)”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

As permitted by SEC guidance for newly acquired businesses, management’s assessment of our disclosure controls and procedures did not include an assessment of the controls and procedures of MVE and CRYOPDP, which were acquired October 1, 2020.  MVE and CRYOPDP accounted for 42% and 12% of total assets and 50% and 5% of net assets, respectively, as of March 31, 2021 and 50% and 25% of revenues and (193)% and 22% of net loss, respectively, for the three months ended March 31, 2021.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, the risks described in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2020 could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index
10.1	Cryoport, Inc. 2018 Omnibus Equity Incentive Plan (as amended by the First Amendment). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 3, 2021.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+  Filed or furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: May 6, 2021

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: May 6, 2021

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer