Form 10-Q
period 2021-06-30
Cryoport, Inc.
filed 2021-08-06
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of July 30, 2021 there were 46,022,469 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60,357	$36,873
Short-term investments	289,056	56,444
Accounts receivable, net	38,102	31,377
Inventories	11,665	10,535
Prepaid expenses and other current assets	12,574	11,928
Total current assets	411,754	147,157
Property and equipment, net	37,811	30,036
Operating lease right-of-use assets	17,936	14,044
Intangible assets, net	209,127	213,908
Goodwill	146,974	145,282
Deposits	947	1,184
Other long-term assets	759	794
Total assets	$825,308	$552,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$29,336	$24,844
Accrued compensation and related expenses	6,781	7,441
Deferred revenue	459	445
Operating lease liabilities	1,523	2,231
Finance lease liabilities	55	59
Total current liabilities	38,154	35,020
Convertible senior notes, net of discount of $3.3 million and $3.7 million, respectively	111,729	111,344
Note payable, net of discount of $0.2 million and $0, respectively	4,573	4,912
Contingent consideration	640	—
Operating lease liabilities, net of current portion	17,081	12,261
Finance lease liabilities, net of current portion	83	112
Deferred tax liability	4,843	5,882
Other long-term liabilities	176	176
Total liabilities	177,279	169,707

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	6,275	2,844
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,892,448 and 39,837,058 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	46	40
Additional paid-in capital	841,537	566,451
Accumulated deficit	(200,929)	(192,013)
Accumulated other comprehensive income	1,100	5,376
Total stockholders’ equity	648,029	382,698
Total liabilities and stockholders’ equity	$825,308	$552,405

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service revenues	$29,679	$9,389	$56,443	$19,163
Product revenues	26,512	—	53,032	—
Total revenues	56,191	9,389	109,475	19,163

Cost of service revenues	16,742	4,262	32,294	8,778
Cost of product revenues	14,047	—	27,229	—
Total cost of revenues	30,789	4,262	59,523	8,778
Gross margin	25,402	5,127	49,952	10,385

Operating costs and expenses:
Selling, general and administrative	24,688	9,026	46,076	16,138
Engineering and development	4,462	1,947	8,766	3,679
Total operating costs and expenses	29,150	10,973	54,842	19,817

Loss from operations	(3,748)	(5,846)	(4,890)	(9,432)
Other income (expense):
Investment income	368	313	766	620
Interest expense	(1,164)	(398)	(2,373)	(401)
Other income (expense), net	(346)	178	(881)	(450)
Total other expense, net	(1,142)	93	(2,488)	(231)
Loss before provision for income taxes	(4,890)	(5,753)	(7,378)	(9,663)
Provision for income taxes	(499)	(50)	(1,538)	(83)
Net loss	$(5,389)	$(5,803)	$(8,916)	$(9,746)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	—	(4,196)	—
Net loss attributable to common stockholders	$(7,389)	$(5,803)	$(13,112)	$(9,746)
Net loss per share attributable to common stockholders– basic and diluted	$(0.16)	$(0.15)	$(0.29)	$(0.26)
Weighted average common shares outstanding – basic and diluted	45,757,532	38,281,087	44,786,403	37,914,818

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(5,389)	$(5,803)	$(8,916)	$(9,746)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	(432)	(145)	(1,178)	336
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	8	(15)	38	(27)
Foreign currency translation adjustments	644	(3)	(3,136)	(4)
Other comprehensive income (loss)	220	(163)	(4,276)	305
Total comprehensive loss	$(5,169)	$(5,966)	$(13,192)	$(9,441)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)
Balance at March 31, 2020	—	$—	—	$—	—	$—	37,930,255	$37	$290,107	$(163,263)	$423	$127,304
Net loss	—	—	—	—	—	—	—	—	—	(5,803)	—	(5,803)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(163)	(163)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,281	—	—	2,281
Issuance of common stock for board of director compensation	—	—	—	—	—	—	699	1	21	—	—	22
Proceeds from exercise of common stock options and warrants	—	—	—	—	—	—	634,239	1	3,015	—	—	3,016

Balance at June 30, 2020	—	$—	—	$—	—	$—	38,565,193	$39	$295,424	$(169,066)	$260	$126,657

Balance at March 31, 2021	—	—	—	—	200,000	$4,275	45,693,692	$45	$837,615	$(195,540)	$880	$647,275
Net loss	—	—	—	—	—	—	—	—	—	(5,389)	—	(5,389)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	220	220
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,025	—	—	4,025
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	198,756	1	1,897	—	—	1,898

Balance at June 30, 2021	—	$—	—	$—	200,000	$6,275	45,892,448	$46	$841,537	$(200,929)	$1,100	$648,029

Balance at December 31, 2019	—	$—	—	$—	—	$—	37,339,787	$37	$285,609	$(159,320)	$(45)	$126,281
Net loss	—	—	—	—	—	—	—	—	—	(9,746)	—	(9,746)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	305	305
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,881	—	—	3,881
Issuance of common stock for board of director compensation	—	—	—	—	—	—	1,968	1	41	—	—	42
Proceeds from exercise of common stock options and warrants	—	—	—	—	—	—	1,223,438	1	5,893	—	—	5,894
Balance at June 30, 2020	—	$—	—	$—	—	$—	38,565,193	$39	$295,424	$(169,066)	$260	$126,657

Balance at December 31, 2020	—	—	—	—	250,000	$2,844	39,837,058	$40	$566,451	$(192,013)	$5,376	$382,698
Net loss	—	—	—	—	—	—	—	—	—	(8,916)	—	(8,916)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(4,276)	(4,276)
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,003	—	—	7,003
Issuance of common stock for board of director compensation	—	—	—	—	—	—	229	—	11	—	—	11
Cost of Series C preferred stock conversion	—	—	—	—	—	—	—	—	(1,800)	—	—	(1,800)
Issuance of common stock in public offering, net of costs of $17.7 million	—	—	—	—	—	—	4,356,059	4	269,821	—	—	269,825
Conversion of Series C preferred shares to common stock	—	—	—	—	(50,000)	(765)	1,312,860	1	764	—	—	—
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	4,196	—	—	(4,196)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	386,242	1	3,483	—	—	3,484
Balance at June 30, 2021	—	$—	—	$—	200,000	$6,275	45,892,448	$46	$841,537	$(200,929)	$1,100	$648,029

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(8,916)	$(9,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,787	1,669
Amortization of debt discount	496	60
Unrealized gain on investments in equity securities	156	(337)
Realized loss on investments in equity securities	—	805
Realized loss (gain) on available-for-sale investments	85	(17)
Stock-based compensation expense	7,015	3,922
Loss on disposal of property and equipment	113	121
Provision for bad debt	215	34
Changes in operating assets and liabilities:
Accounts receivable	(5,590)	25
Inventories	(1,138)	(64)
Prepaid expenses and other current assets	(512)	205
Deposits	230	(98)
Change in operating lease right-of-use assets and lease liabilities	220	13
Accounts payable and other accrued expenses	(4,983)	3,150
Accrued compensation and related expenses	(661)	(51)
Deferred revenue	14	(37)
Deferred tax liability	105	36
Net cash used in operating activities	(3,364)	(310)

Cash Flows From Investing Activities:
Purchases of property and equipment	(6,705)	(2,542)
Software development costs	(449)	—
Purchases of short-term investments	(241,993)	(136,252)
Sales/maturities of short-term investments	8,000	19,279
Acquisition of CTSA and F-airGate	(5,019)	—
Patent and trademark costs	(109)	(75)
Net cash used in investing activities	(246,275)	(119,590)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	3,483	5,894
Proceeds from the issuance of convertible senior notes	—	115,000
Proceeds from public offering, net of $17.7 million in offering costs	269,825	—
Payment of deferred financing costs	—	(3,871)
Repayment of finance lease liabilities	(32)	(32)
Net cash provided by financing activities	273,276	116,991

Effect of exchange rates on cash and cash equivalents	(153)	—
Net change in cash and cash equivalents	23,484	(2,909)
Cash and cash equivalents — beginning of period	36,873	47,235
Cash and cash equivalents — end of period	$60,357	$44,326

Supplemental Disclosure of Non-Cash Financing Activities:

Conversion of Series C Preferred Stock to common stock	$765	$—

Cost of Series C Preferred stock conversion included in additional paid-in-capital and accounts payable and accrued liabilities	$1,800	$—

CRYOPDP goodwill adjustment included in deferred tax liability	$877	$—

CRYOPDP goodwill adjustment included in fixed assets	$71	$—

MVE estimated working capital adjustment included in goodwill and accounts payable	$500	$—

Note valuation adjustment included in note payable and goodwill	$275	$—

Net unrealized (loss)/gain on available-for-sale securities	$(1,178)	$336

Reclassification of realized (loss)/gain on available-for-sale debt securities to earnings	$(38)	$27

Purchase of equipment through capital lease obligations	$—	$205

Fixed assets included in accounts payable and accrued liabilities	$3,868	$649

Convertible debt costs included in accounts payable and accrued liabilities	$—	$212

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cryoport’s advanced platform, comprised of comprehensive and technology-centric systems and solutions are designed to support the global high-volume distribution of commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA) and other international regulatory bodies for distribution in the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia-Pacific) regions. Cryoport’s solutions are also designed to support pre-clinical and clinical trials, Biologics License Applications (BLA), Investigational New Drug Applications (IND), New Drug Applications (NDA) and Commercialized Products with the FDA, as well as global clinical trials and commercialized products initiated in other countries, where strict regulatory compliance and quality assurance is mandated. Our industry standard setting Chain of ComplianceTM solutions, which include vital analytics, such as ‘chain-of-condition’ and ‘chain-of-custody’ information in a single data stream, empower our clients’ continuous vigilance over their respective commodities. In addition, our Chain of ComplianceTM standard ensures full traceability of all equipment used and the processes employed, further supporting each client’s goal of minimizing risk and maximizing success of their respective biologics or other products and therapies as they are introduced into the global markets.

On August 21, 2020, the Company entered into a Securities Purchase Agreement to acquire CRYOPDP, a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets, headquartered in Paris, France. Under the terms of the Securities Purchase Agreement, the Company acquired 100% of the equity interests in Advanced Therapy Logistics and Solutions, a company organized under the laws of France, which is the holding company that owns CRYOPDP (the “CRYOPDP Acquisition”). The purchase price under the Securities Purchase Agreement was €49 million (approximately $58.0 million), subject to customary closing working capital and other adjustments.

On August 24, 2020, the Company entered into a Purchase Agreement with Chart Industries, Inc. (“Chart”) pursuant to which the Company acquired Chart’s MVE Biological Solutions’ (“MVE”) cryobiological storage business (the “MVE Acquisition”) for a cash purchase price at closing of $320 million, subject to customary closing working capital and other adjustments. The MVE Acquisition was structured as the acquisition of certain equity interests and assets and the transfer of certain liabilities in connection therewith.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, fair value of short-term investments, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, intangible asset useful lives and amortization methods, allowance for inventory obsolescence, equity-based instruments, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, note payable, and the Company’s 3.00% convertible senior notes due in 2025 (the “Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, note payable and the Senior Notes, approximates fair value at June 30, 2021 and December 31, 2020 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the note payable and the Senior Notes, see Notes 9 and 10.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”).  Primarily all of our cash, cash equivalents and short-term investments at June 30, 2021 were in excess of amounts insured by the FDIC and SIPC.  The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.  We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at June 30, 2021 and December 31, 2020 are net of reserves for doubtful accounts of $1.2 million and $1.1 million, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At June 30, 2021, there was one customer that accounted for 10.8% of net accounts receivable. At December 31, 2020, there were no customers that accounted for more than 10% of net accounts receivable. There were no other single customers that owed us more than 10% of net accounts receivable at June 30, 2021 and December 31, 2020.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the six months ended June 30, 2021 and 2020, the Company had revenues from foreign customers of approximately $52.6 million and $4.1 million, respectively, which constituted approximately 48.1% and 21.3%, respectively, of total revenues. There was one customer that accounted for 11.2% of revenues during the six months ended June 30, 2021. For the six months ended June 30, 2020, there were three customers that accounted for 17.0%, 16.6% and 11.0% of revenues, respectively. No other single customer generated over 10% of revenues during the six months ended June 30, 2021 and 2020.

During the three months ended June 30, 2021 and 2020, the Company had revenues from foreign customers of approximately $27.1 million and $2.0 million, respectively, which constituted approximately 48.2% and 21.2%, respectively, of total revenues. There was one customer that accounted for 10.0% of revenues during the three months ended June 30, 2021, respectively.  There were three customers that accounted for 16.6%, 16.0% and 11.3% of revenues during the three months ended June 30, 2020, respectively. No other single customer generated over 10% of revenues during the three months ended June 30, 2021 and 2020.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit’s with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed  triggering events indicating potential goodwill impairment, including the effects of the COVID-19 pandemic, and after assessment, concluded that there was no impairment during the three and six months ended June 30, 2021.

Intangible Assets

Intangible assets are comprised of patents, trademarks, software development costs and the intangible assets acquired primarily in the MVE, CRYOPDP and Cryogene acquisitions which include a non-compete agreement, technology, customer relationships, trade name/trademark, agent network, order backlog, developed technology and land use rights. These intangible assets are amortized using the straight-line method over the estimated useful lives (see Note 8). The Company uses the following valuation methodologies to value the significant intangible assets acquired: income approach for customer relationships, replacement cost for agent network and software, and relief from royalty for trade name/trademarks and developed technology. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the six months ended June 30, 2021.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2021.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of June 30, 2021 and December 31, 2020, there were no material unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accruals for interest or penalties on its consolidated balance sheets at June 30, 2021 and December 31, 2020 and has recorded only immaterial interest and/or penalties in the consolidated statements of operations for the six months ended June 30, 2021 and 2020. The Company is subject to taxation in the U.S., various state jurisdictions and in various foreign countries. As of June 30, 2021, the Company is no longer subject to U.S. federal examinations for years before 2017 and for California franchise and income tax examinations for years before 2016. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount from the respective prior periods. The Company is not currently under examination by U.S. federal or state jurisdictions. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated.  The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company's subsidiary in India is currently under examination by the Indian tax authorities for 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The FASB issued this ASU as part of its Simplification Initiative to improve areas of U.S. GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption. The Company elected to early adopt ASU 2019-12 on January 1, 2020, and the adoption of the standard did not have a material impact to our consolidated financial statements.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions include the removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At June 30, 2021, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act mainly due the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

On June 29, 2020, the State of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). These suspensions were considered in preparation of the June 30, 2021 and December 31, 2020 financial statements.

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

Product warranty accrued liabilities totaled $0.2 million at June 30, 2021 and December 31, 2020, respectively, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the three and six months ended June 30, 2021 and 2020.

Incremental Direct Costs

Incremental direct costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the three and six months ended June 30, 2021 and 2020.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $0.5 million and $0.3 million at June 30, 2021 and 2020, respectively.  During the six months ended June 30, 2021, the Company recognized revenues of $0.3 million from the related contact liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Biopharma/Pharma	$45,489	$8,566	$87,877	$17,348
Animal Health	8,394	220	17,394	447
Reproductive Medicine	2,308	603	4,204	1,368
Total revenues	$56,191	$9,389	$109,475	$19,163

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$29,135	$7,403	$56,870	$15,087
Europe, the Middle East and Africa (EMEA)	15,043	1,763	29,251	3,695
Asia Pacific (APAC)	12,013	223	23,354	381
Total revenues	$56,191	$9,389	$109,475	$19,163

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

Acquisition Costs

Acquisition costs consist of legal, accounting, third-party valuations, and other due diligence costs related to our acquisitions.

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

Basic and Diluted Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants, unvested restricted stock units and shares associated with the conversion of the Senior Notes and convertible preferred stock outstanding during the periods.

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,389)	$(5,803)	$(8,916)	$(9,746)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	—	(4,196)	—
Net loss attributable to common shareholders	$(7,389)	$(5,803)	$(13,112)	$(9,746)
Weighted average common shares issued and outstanding - basic and diluted	45,757,532	38,281,087	44,786,403	37,914,818
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.29)	$(0.26)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	5,855,953	4,536,585	5,908,632	4,163,301
Warrants	—	190,977	—	186,670
Restricted stock units	339,212	—	339,212	—
Series C convertible preferred stock	5,283,411	—	5,283,411	—
Convertible senior notes	4,810,002	4,810,002	4,810,002	4,810,002
	16,288,578	9,537,564	16,341,257	9,159,973

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency.  Assets and liabilities of the Netherlands and United Kingdom subsidiaries are translated into U.S. dollars at the period-end exchange rates.  Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity.  The translation gain (loss) adjustment totaled $(3.1) million and $0 for the six months ended June 30, 2021 and 2020, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interaction of accounting for the transition into and out of the equity method and the accounting for measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted this guidance on January 1, 2021. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or disclosures.

Accounting Guidance Issued but Not Adopted at June 30, 2021

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force).” ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. ASU 2021-04 is applied prospectively and is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of adopting this guidance.

Note 4. Acquisitions

2021 Acquisitions

In the second quarter of 2021, we completed the acquisitions of Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium to further enhance our existing global temperature-controlled supply chain capabilities in the APAC and EMEA regions. The combined purchase consideration was $6.8 million, of which $2.7 million was allocated to goodwill and $2.8 million to identifiable intangible assets. The combined purchase consideration also included a contingent consideration liability of $0.6 million. The acquisitions include earnout provisions subject to achieving future EBITDA targets, as defined through 2025. The contingent consideration valuation and accounting conclusions for these acquisitions is preliminary. The goodwill amount represents synergies related to our existing logistics management services.  The acquired goodwill and intangible assets are not deductible for tax purposes.

2020 Acquisitions

CRYOPDP Acquisition

On October 1, 2020, the Company completed its acquisition of CRYOPDP for a cash consideration of €48.3 million (approximately $57.0 million), subject to customary closing working capital and other adjustments. This acquisition was funded with existing cash on hand. CRYOPDP, based in France, is a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets. CRYOPDP conducts its business activities in the Americas, EMEA and APAC. As a result of the CRYOPDP Acquisition, the Company has extended its solutions to include broader temperature-controlled logistics and specialty courier services and has significantly expanded its global network through CRYOPDP’s 22 facilities in 12 countries.

The final purchase price for the CRYOPDP Acquisition was $56.7 million, after receiving $0.3 million net working capital settlement from the sellers during the six months ended June 30, 2021. As of October 1, 2020, the Company recorded net assets acquired of $57.0 million, including goodwill of $25.5 million. Through June 30, 2021, the Company recorded measurement period adjustments of $1.5 million, mainly comprised of $1.0 million deferred tax adjustments and $0.2 million fair value on the note payable, resulting in adjusted goodwill of $24.0 million and adjusted net assets acquired of $56.7 million. The purchase price allocation for the assets acquired and liabilities assumed remains open due to the finalization of the purchase price allocation during the measurement process.

MVE Acquisition

On October 1, 2020, the Company completed its acquisition of Chart Industries, Inc.’s MVE cryobiological storage business  for a cash consideration of $317.5 million, subject to customary closing working capital and other adjustments. The Company financed a portion of the closing cash payment of the MVE Acquisition with the net proceeds of the Blackstone Private Placement, as further discussed in Note 13. MVE is a global leader in manufactured vacuum insulated products and cryogenic freezer systems for the life sciences industry. MVE has manufacturing and distribution operations in the Americas, EMEA and APAC. As a result of the MVE Acquisition, the Company has extended its integrated logistics solutions to provide a broad range of cryogenic dewars and freezers to the life sciences industry.

As of October 1, 2020, the Company recorded net assets acquired of $317.5 million, including goodwill of $106.2 million. Through June 30, 2021, the Company recorded a measurement period adjustment of $0.5 million relating to the estimated working capital settlement to be paid to the sellers, resulting in adjusted goodwill of $106.7 million and adjusted net assets acquired of $318.0 million.  The purchase price allocation for the assets acquired and liabilities assumed remains open due to the finalization of the purchase price allocation during the measurement process.

Note 5. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Cash	$29,609	$25,053
Cash equivalents:
Money market mutual fund	30,748	11,820
Total cash and cash equivalents	60,357	36,873
Short-term investments:
U.S. Treasury notes and bills	229,131	23,309
Mutual funds	59,925	33,135
Total short-term investments	289,056	56,444
Cash, cash equivalents and short-term investments	$349,413	$93,317

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at June 30, 2021 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$230,140	$83	$(1,092)	$229,131
Total available-for-sale investments	$230,140	$83	$(1,092)	$229,131

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2021:

	Amortized Cost	Fair Value
Due within one year	$75,078	$75,135
Due between one and two years	155,062	153,996
Total	$230,140	$229,131

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

During the three and six months ended June 30, 2021, we had realized losses of $0.04 and $0.08 million, respectively, on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $59.9 million at June 30, 2021. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2021 and 2020 related to equity securities held at June 30, 2021 and 2020 are as follows (in thousands):

	June 30,
	2021	2020
Net losses recognized during the six months ended June 30 on equity securities	$(156)	$(468)
Less: net gains (losses) recognized during the year on equity securities sold during the period	—	(805)
Unrealized gains (losses) recognized during the six months on equity securities still held at June 30, 2021 and 2020	$(156)	$337

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

The fair value of the contingent consideration liability for the two acquisitions completed during the quarter ended June 30, 2021 was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. As of June 30, 2021, the contingent consideration for both acquisitions combined was determined to have a fair value of $0.6 million which is reflected as contingent consideration liability in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2021. The contingent consideration for both acquisitions, if earned, is to be paid in cash in two to four years. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of June 30, 2021 and 2020 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2021
Cash equivalents:
Money market mutual fund	$30,748	$—	$—	$30,748
Marketable equity securities:
Mutual funds	59,925	—	—	59,925
Available-for-sale debt securities:
U.S. Treasury notes	229,131	—	—	229,131
	$319,804	$—	$—	$319,804

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market mutual fund	$11,820	$—	$—	$11,820
Marketable equity securities:
Mutual funds	33,135	—	—	33,135
Available-for-sale debt securities:
U.S. Treasury notes	23,309	—	—	23,309
	$68,264	$—	$—	$68,264

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2021.

We carry the Senior Notes (see Note 9) at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present fair value for disclosure purposes only. As of June 30, 2021, the estimated fair value of the Senior Notes was $109.4 million and was determined using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

The fair values of contingent consideration classified as Level 3 were derived from management assumptions. There have been no transfers of assets or liabilities between the fair value measurement levels.

Note 7. Inventory

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$8,857	$7,544
Work-in-process	332	227
Finished goods	2,476	2,764
Total	$11,665	$10,535

The inventory balance at December 31, 2020 includes an $0.8 million step up in inventory related to the acquisition of MVE.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the six months ended June 30, 2021 and 2020 (in thousands):

	June 30,
	2021	2020
Balance at beginning of year	$145,282	$11,000
Foreign currency adjustment	(483)	—
Goodwill related to MVE acquisition	518	—
Goodwill related to CRYOPDP acquisition	(1,005)	—
Goodwill related to CTSA and F-airGate acquisitions	2,662	—
Total	$146,974	$11,000

Intangible Assets

The following table presents our intangible assets as of June 30, 2021 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$163	$227	3
Technology	34,695	3,115	31,580	11
Customer relationships	128,957	7,409	121,548	13
Trade name/trademark	510	82	428	12
Agent network	10,972	1,983	8,989	4
Order backlog	2,600	2,600	—	—
Land use rights	2,378	17	2,361	37
Patents and trademarks	44,421	427	43,994	—
Total	$224,923	$15,796	$209,127

The following table presents our intangible assets as of December 31, 2020 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$123	$267	3
Technology	34,245	1,630	32,615	11
Customer relationships	128,640	2,708	125,932	14
Trade name/trademark	480	51	429	13
Agent network	8,597	537	8,060	4
Order backlog	2,600	2,600	—	—
Land use rights	2,378	16	2,362	37
Patents and trademarks	44,312	69	44,243	—
Total	$221,642	$7,734	$213,908

Amortization expense for intangible assets for the three and six months ended June 30, 2021 was $3.6 million and $7.1 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2020 was $0.1 million and $0.3 million, respectively.

Expected future amortization of intangible assets as of June 30, 2021 is as follows:

Years Ending December 31,	Amount
Remainder of 2021	$7,438
2022	14,847
2023	14,847
2024	14,222
2025	12,147
Thereafter	100,010
$163,511

Note 9. Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% convertible senior notes due in 2025 (the "Senior Notes"), which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the Senior Notes, in a private placement exempt from registration under the Securities Act of 1933. The Senior Notes are governed by an indenture (the “Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the Senior Notes. At June 30, 2021 accrued interest of $0.3 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements.  The Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to the Company, the principal amount of the Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the principal amount of the Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at June 30, 2021.

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

Senior Notes payable consisted of the following at June 30, 2021 (in thousands):

June 30, 2021
Principal amount of Senior Notes	$115,000
Unamortized debt issuance costs	(3,271)
Net carrying value of Senior Notes payable	$111,729

Interest expense incurred in connection with the Senior Notes consisted of the following for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Coupon interest	$853	$1,715
Amortization of debt issuance costs	193	385
Total interest expense on Notes	$1,046	$2,100

The Company’s Senior Notes payable of $115.0 are due and payable in 2025.

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the Senior Notes and the shares of the Company's common stock issuable upon conversion of the Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the Indenture accrue on any day on a Note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of June 30, 2021, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the Senior Notes and the shares of the Company’s common stock issuable upon conversion of the Senior Notes.

Note 10. Note Payable

In connection with the acquisition of CRYOPDP, the Company assumed an interest free unsecured note payable of €4.0 million ($4.8 million) repayable in two installments. The first installment of €3.0 million ($3.6 million) is to be repaid no later than December 31, 2021 and the second installment of €1.0 million ($1.2 million) is to be repaid no later than December 31, 2022. On July 7, 2021, in connection with the original terms and understanding of the repayment of the acquired debt as part of the acquisition, the repayments terms of the note payable were finalized, as described above. A fair market value discount of €0.2 million ($0.3 million) was recorded and is amortized to interest expense using the effective interest method over the term of the note.  During the three and six months ended June 30, 2021, the Company amortized €0.03 million ($0.04 million) and €0.09 million ($0.1 million), respectively, of the debt discount to interest expense for this note.

Note 11. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of one year to approximately nine years, some of which include options to extend the leases for multiple renewal periods of five years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. As of June 30, 2021 and December 31, 2020, assets recorded under finance leases were $0.3 million and $0.3 million, respectively, and accumulated depreciation associated with finance leases was $0.1 million and $0.08 million, respectively.

The components of lease cost were as follows (in thousands):

	June 30,
	2021	2020
Operating lease cost	$1,997	$601
Finance lease cost:
Amortization of right-of-use assets	31	18
Interest on finance lease liabilities	4	5
	35	23
Total lease cost	$2,032	$624

Other information related to leases was as follows (in thousands):

Six Months Ended
Supplemental Cash Flows Information	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,771
Operating cash flows from finance leases	$36
Financing cash flows from finance leases	$32

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$5,440
Finance leases	$—

Weighted-Average Remaining Lease Term
Operating leases	6.3 years
Finance leases	2.6 years

Weighted-Average Discount Rate
Operating leases	5.3%
Finance leases	5.3%

Future minimum lease payments under non-cancellable leases that have commenced as of June 30, 2021 were as follows (in thousands):

Years Ending December 31	Operating Leases	Finance Leases
2021 (excluding the six months ended June 30, 2021)	$937	$29
2022	3,004	58
2023	2,601	61
2024	2,392	—
2025	2,198	—
Thereafter	11,645	—
Total future minimum lease payments	22,777	148
Less imputed interest	(4,173)	(10)
Total	$18,604	$138

	Operating	Finance
Reported as of June 30, 2021	Leases	Leases
Current lease liabilities	$1,523	$55
Noncurrent lease liabilities	17,081	83
Total	$18,604	$138

Note 12. Commitments and Contingencies

Facility and Equipment Leases

We lease various corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities in certain states and countries including, Tennessee, California, New Jersey, Texas, Georgia, Minnesota, the Netherlands, China, Portugal and France under operating leases. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis.   In addition, we lease certain equipment which expires through July 2024 (See Note 11).

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

Note 13. Stockholders’ Equity

Authorized Stock

The Company has 100,000,000 authorized shares of common stock with a par value of $0.001 per share, and 2,500,000 undesignated or “blank check” preferred stock, with a par value of $0.001, of which 800,000 shares have been designated as Class A Preferred Stock, 585,000 shares have been designated as Class B Preferred Stock and 250,000 shares have been designated as 4.0% Series C Convertible Preferred Stock.

Common Stock Issued for Services

During the six months ended June 30, 2021, 229 shares of common stock with a fair value of $11,500 were issued to one member of the board of directors as compensation for services.

During the six months ended June 30, 2020, 1,968 shares of common stock with a fair value of $41,300 were issued to two members of the board of directors as compensation for services.

January 2021 Public Offering

On January 25, 2021, the Company completed an underwritten public offering of 4,356,059 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement dated January 20, 2021, by and among the Company, on the one hand, and Morgan Stanley & Co. LLC, Jefferies LLC, SVB Leerink LLC and UBS Securities LLC, as representatives of certain underwriters at a public offering price per share of $66.00, before deducting underwriting discounts and commissions. The shares include 568,181 shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the underwriting agreement. The Company received net proceeds of approximately $269.8 million from the offering after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the six months ended June 30, 2021 and the year ended December 31, 2020 were $4.2 million and $2.5 million, respectively.

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

Conversion Features. The Series C Preferred Stock is convertible at the option of the Holders at any time into shares of Common Stock at a conversion price of $38.6152 per share and a conversion rate of 25.90 shares of Common Stock per share of Series C Preferred Stock. At the Closing Date, the maximum number of shares of Common Stock that could be required to be issued if converted was 6,474,135 shares. The conversion price is subject to certain customary adjustments in the event of certain adjustments to the Company’s Common Stock, including stock dividends, splits, combinations, tender offers, and exchange offers.

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

Common Stock Reserved for Future Issuance

As of June 30, 2021, approximately 18.1 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options, restricted stock units and the conversion of the Senior Notes and Series C Preferred Stock, as follows:

Exercise of stock options	7,656,510
Vesting of restricted stock units	339,212
Conversion of Series C Preferred Stock	5,283,411
Conversion of Senior Notes	4,810,002
Total shares of common stock reserved for future issuances	18,089,135

Note 14. Stock-Based Compensation

Stock Options

We have three stock incentive plans: the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan and in April 2021 the stockholders approved an increase of 2,850,000 shares authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of June 30, 2021, the Company had 7,071,065 shares available for future awards under the 2018 Plan.

During the six months ended June 30, 2021, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date, with the exception of certain officers of the Company who were granted options with an exercise price at a 10% premium to market price. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$452	$83	$691	$151
Selling, general and administrative	3,222	2,043	5,727	3,488
Engineering and development	350	175	597	283
	$4,024	$2,301	$7,015	$3,922

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2020	7,554,305	$10.29
Granted (weighted-average fair value of $32.61 per share)	504,671	56.18
Exercised	(386,242)	9.02
Forfeited	(16.224)	23.97
Outstanding — June 30, 2021	7,656,510	$13.35	6.2	$381,115
Vested (exercisable) — June 30, 2021	5,890,689	$8.26	5.6	$323,018
Expected to vest after June 30, 2021 (unexercisable)	1,765,821	$30.30	8.3	$57,914
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 30, 2021, which was $63.10 per share.

Total intrinsic value of options exercised during the six months ended June 30, 2021 was $19.6 million.

As of June 30, 2021, there was unrecognized compensation expense of $31.8 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.1 years.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2020	—	$—
Granted	345,571	54.61
Forfeited	(6,359)	53.58
Share issuance	—	—
Outstanding June 30, 2021	339,212	$54.63

For the three and six months ended June 30, 2021, we recorded stock-based compensation expense on our issued restricted stock units of $1.2 million and $1.5 million, respectively. There was no stock-based compensation expense on restricted stock units in 2020. As of June 30, 2021 there was unrecognized compensation expense of $17.1 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 3.6 years.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2021 (unaudited) and the consolidated balance sheet as of December 31, 2020 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020 and the related notes thereto (see Part I, Item 1. Financial Statements in this Quarterly Report), as well as the audited consolidated financial statements of the Company for years ended December 31, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of the end of the second quarter of 2021, we supported 561 clinical trials and seven commercial therapies, including KYMRIAH by Novartis, YESCARTA and TECARTUS by Gilead/Kite, and BREYANZI and ABECMA by Bristol-Myers Squibb. In addition, four additional Cryoport supported therapies filed for commercial approval with the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA in the first half of 2021 and could be approved in 2021 or early 2022. Looking forward, we anticipate up to an additional 11 MAA or BLA submissions for Cryoport-supported products during the second half of 2021 and an additional 10 flings in 2022. Commercial approvals of these therapies provide an opportunity to become significant revenue drivers for us in the future as each of them requires comprehensive temperature-controlled supply chain support and services at commercial scale, and we expect that many will select us as their critical supply chain solution as a result of our work in connection with their respective clinical trials.

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

●

Setting industry standards. Our supply chain solutions are designed to support our clients’ initiatives through early-stage studies, clinical trials, and their global commercialization. We believe our ‘first mover’ advantage and the experience we have gained in supporting the C&GT market have positioned us as a market leader in the space with a strong platform of comprehensive solutions, products and services that have been adopted by many leading life sciences companies. A key strategy for further accelerating market adoption of our enabling solutions is to maintain and extend our position as the industry leader in the markets we serve. We believe this approach can further strengthen our market position, expand the breadth of services our clients utilize, increase our competitive advantage and contribute to our long-term growth.

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

Our Cryoport solutions are comprised primarily of a sophisticated, cloud-based, logistics management platform, which is branded as the Cryoportal Logistics Management Platform®, or the Cryoportal®, Cryoport Express® Shippers and the SmartPak Condition Monitoring System®, or the SmartPak®. The Cryoportal supports the management of shipments through a single interface, which includes order entry, document preparation, customs documentation, courier management, near real-time shipment tracking and monitoring, issue resolution, and regulatory compliance requirements. In addition, it provides unique and incisive information dashboards and validation documentation for every shipment through data collected by the SmartPak. The Cryoportal can record and retain a fully documented history of all Cryoport Express Shippers, including chain-of-custody, chain-of-condition, chain-of-identity, and Chain of Compliance® information for each shipment, which is used to ensure that the stability of shipped biologic commodities are maintained throughout the shipping cycle. At the client’s option, recorded information is archived, allowing the client to meet exacting requirements necessary for scientific work and/or proof of regulatory compliance during the logistics process.

During 2018 we introduced our Chain of Compliance solution, as a new industry standard within the C&GT market. Our Chain of Compliance goes beyond chain-of-custody, chain-of-condition, chain-of-identity by providing traceability of the equipment, equipment components and processes supporting each client or patient therapy. The Chain of Compliance enables us to recall any single or every transport that an individual Cryoport Express Shipper has taken, the client(s) it supported, the commodity transported, its performance during transit, and each step that we perform before the shipper is put back into service. This includes Cryoport Express Shipper performance and requalification history, commodity history, courier handling and performance history, calibration history, and correlation competencies that can link in field events to equipment performance. Many of these standards have now been incorporated in the recently released ISO-21973 standard and we believe they are likely to become regulatory requirements in the near future.

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

We further extended our solutions, capabilities, and global logistics network through the following recent acquisitions:

In October 2020, we further expanded our capabilities by acquiring CRYOPDP, a leading global provider of innovative temperature-controlled logistics solutions for high value, time critical and temperature-sensitive pharmaceuticals. CRYOPDP covers a significant portion of the healthcare temperature-controlled supply chain including packaging, pick-pack kit preparation, premium services and specialty biopharma/pharma courier support. This acquisition increased our global presence to a network of 27 global supply chain centers in 13 countries. This expanded network gives us a new advantage when serving global multi-national customers and also provides redundancies and backup that reduce supply chain risk for our customers. CRYOPDP has also developed a cloud-based logistics platform branded as UnITy™, which we plan to integrate with our Cryoportal Logistics Management Platform. UnITy™, provides functionalities such as a Transport Management System, Warehousing Management System, Quality Management System, a Customer Experience portal, mobile apps for track and trace during transport and storage as well as integration with transportation agents and business partners. During the quarter ended June 30, 2021, we completed the acquisitions of Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium to further enhance CRYOPDP’s existing capabilities in the APAC and EMEA regions.

Also in October 2020, we made a second acquisition, acquiring MVE Biological Solutions from Chart Industries, Inc. MVE Biological Solutions, or MVE, provides cryobiological storage and transportation solutions for the life sciences industry through its advanced line of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing C&GT business. With three primary facilities, located in Ball Ground, Georgia, New Prague, Minnesota and Cheng-du, China, MVE Biological Solutions is a leader in serving the life sciences industry throughout the world. The acquisition is a vertical integration that, in addition to expanding our footprint to handle the growing demand driven by the growth in the C&GT market, helps to secure our supply of cryogenic shippers and biostorage equipment. MVE strengthens Cryoport’s presence in its Animal Health, Reproductive and Biopharma/Pharma markets.  Its cryobiological storage and transport clients include cell and gene therapy, medical laboratories, biotech/pharmaceutical research facilities, blood and tissue banks, breeders, veterinary laboratories, large-scale bio-repositories, and fertility clinics. We believe the addition of MVE Biological Solutions allows us to capture a greater share of the global spend on supply chain products and services that supports C&GT.

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

Impact of COVID-19

In late 2019, a novel strain of coronavirus that causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic.  Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders. Many countries around the world have also implemented the temporary closure of non-essential businesses and other material limitations on the conduct of business. As a provider of life saving therapies, Cryoport is deemed to be an essential business and has remained fully open and operational.  However, the full extent and duration of this pandemic is still unknown at this point and the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. Accordingly, there is significant uncertainty related to the ultimate duration and impact that this global pandemic will have on future results of our operations.

For example, several life sciences companies, including some of our clients, announced during 2020 the temporary suspension of clinical studies and trials as well as other COVID-19 related risks that may impact their preclinical and clinical trials, including delays in patient enrollment or difficulties in initiating or expanding clinical trials, interruption of clinical trial activity, and diversion of healthcare resources to focus on COVID-19 activities. While these temporary suspensions and restrictions have been lifted, these may be reinstated, and other measures may be implemented. These actions have negatively impacted our revenue in the markets we serve temporarily, however, we cannot determine the longer-term impact at this point. A number of public announcements by governments and clients indicate a regional or partially reinstating of COVID-19 related restrictions and while we have experienced revenue ramping back up gradually over time, this may be curtailed by new restrictions. Further, virus containment efforts as a result of governmental actions or policies or other initiatives could lead to further disruption in the supply chain and as a result, we may have difficulties sourcing raw materials and equipment or may incur additional direct costs to provide our solutions in the future.

While longer-term client demand for our services overall remains strong, the effects of the COVID-19 pandemic, including the measures above taken by some of our clients have adversely impacted our revenue growth.  We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak and its variants, its severity, the actions to contain the virus or treat its impact,  such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume.   See “Risk Factors—Risk Related to Our Business—The recent global pandemic caused by COVID-19 has already and may continue to adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict” and our other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	($ in 000’s)
Service revenues	$29,679	$9,389	$20,290	216.1%
Product revenues	26,512	—	26,512	100%
Total revenues	56,191	9,389	46,802	498.5%

Cost of service revenues	(16,742)	(4,262)	(12,480)	292.8%
Cost of product revenues	(14,047)	—	(14,047)	100%
Total cost of revenues	(30,789)	(4,262)	26,527	622.4%

Gross margin	25,402	5,127	20,275	395.5%
Selling, general and administrative	(24,688)	(9,026)	(15,662)	173.5%
Engineering and development	(4,462)	(1,947)	(2,515)	129.2%
Investment income	368	313	55	17.6%
Interest expense	(1,164)	(398)	(766)	192.2%
Other expense, net	(346)	178	(524)	(294.2)%
Provision for income taxes	(499)	(50)	(449)	901.7%

Net loss	$(5,389)	$(5,803)	$414	(7.1)%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	—	(2,000)	100%
Net loss attributatble to common stockholders	$(7,389)	$(5,803)	$(1,586)	27.3%

Total revenues by market (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Biopharma/Pharma	$45,489	$8,566	$36,923	431.0%
Animal health	8,394	220	8,174	3,726.0%
Reproductive medicine	2,308	603	1,705	282.6%
Total revenues	$56,191	$9,389	$46,802	498.5%

Revenues. Revenues increased by $46.8 million, or 498.5%, from $9.4 million to $56.2 million for three months ended June 30, 2021, as compared to the same period in 2020. This increase was primarily driven by revenue from the acquisition of MVE Biological Solutions and CRYOPDP on October 1, 2020, which contributed $26.4 million and $15.2 million, respectively, and the increase in organic revenue by $5.2 million, or 55.0%, to $14.6 million for the three months ended June 30, 2021, as compared to the same period in 2020, primarily driven by increased activity from our biopharmaceutical customers. During the second quarter of 2021 we experienced an increase in the number of customers utilizing our services and the number of clinical trials we support.

Service revenues increased by $20.3 million, or 216.1%, from $9.4 million to $29.7 million for the three months ended June 30, 2021, as compared to the same period in 2020. This increase was driven by the acquisition of CRYOPDP on October 1, 2020, which contributed $15.2 million in revenue from temperature-controlled specialty courier and supply chain services, including packaging, pick-pack kit preparation, the continuing ramp of revenue from our Cryoport Express® solutions, which increased by $4.7 million, or 57.9%, and revenue from our biostorage services, which increased by $0.2 million, or 15.9%.

Product revenues were $26.5 million for the three months ended June 30, 2021, primarily a result of the acquisition of MVE Biological Solutions on October 1, 2020, representing revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing C&GT market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $36.9 million, or 431.0%, from $8.6 million to $45.5 million for the three months ended June 30, 2021, as compared to the same period in 2020. This increase was driven by revenue from the acquisition of MVE Biological Solutions and CRYOPDP on October 1, 2020, which contributed $17.3 million and $15.2 million, respectively, and the increase in organic revenue by $4.3 million, or 50.7%, to $12.9 million driven by revenue growth from the support of clinical trials. We now support 561 clinical trials, of which 444 are in the Americas, 88 are in EMEA and 29 are in APAC, compared to 491 clinical trials supported as of June 30, 2020 (400 in the Americas, 72 in EMEA and 19 in APAC). The number of Phase III clinical trials supported increased to 69 trials as of June 30, 2021, of which 48 are in the Americas, 20 are in EMEA, and 1 is in APAC. This compares to 66 Phase III trials (48 in the Americas, 17 in EMEA and 1 in APAC) supported as of June 30, 2020. The activity in the clinical trial space, particularly in the C&GT market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $8.2 million, or 3,726.0%, from $0.2 million to $8.4 million for the three months ended June 30, 2021, as compared to the same period in 2020. This increase was primarily driven by the acquisition of MVE Biological Solutions on October 1, 2020.

Revenues in the reproductive medicine market increased $1.7 million, or 282.6%, from 0.6 million to $2.3 million for the three months ended June 30, 2021, as compared to the same period in 2020. This increase was driven by an increase in organic revenue of $0.8 million, or 124.7%, to $1.4 million, demonstrating the continued success of our CryoStork®-branded offering, and revenue of $1.0 million contributed by MVE Biological Solutions during the second quarter of 2021.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2021 was 45.2% of total revenues, as compared to 54.6% of total revenues for the three months ended June 30, 2020. The decrease in gross margin was primarily a result of the margin profiles and related margin contributions from the acquisitions of MVE Biological Solutions and CRYOPDP. Cost of total revenues increased $26.5 million to $30.8 million for the three months ended June 30, 2021, as compared to $4.3 million in the same period in 2020. The increase in cost of total revenues is commensurate with the increase in business volume and the addition of cost of revenue from the acquisitions of MVE Biological Solutions and CRYOPDP in October 2020.

Gross margin for our service revenues was 43.6% of service revenues, as compared to 54.6% of service revenues for the three months ended June 30, 2020. This decrease was a result of the lower margin contribution from the acquisition of CRYOPDP in October 2020. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 47.0% of product revenues. Product revenues, related cost of revenues and resulting gross margins were primarily a result of the acquisition of MVE Biological Solutions. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the three months ended June 30, 2021, SG&A expenses increased by $15.7 million, or 173.5% as compared to the first quarter of 2020. This increase is primarily due to the addition of $12.9 million of SG&A expenses from the acquisition of MVE Biological Solutions and CRYOPDP in October 2020, as well as the continued expansion of our infrastructure to support the acquisitions and expected future growth. Wages and associated employee costs increased $7.2 million from $4.0 million in 2020 to $11.3 million in 2021.  Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of CRYOPDP and MVE Biological Solutions in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets.  Intangible asset amortization expense increased by $3.4 million, from $0.1 million in 2020, to $3.6 million in 2021. Facility and other overhead intercompany allocations increased $1.4 million and stock compensation expense increased by $2.3 million compared to the same period in 2020. These increases were partially offset by a decrease in public company related expenses (including legal, audit and internal control audit fees) of $0.1 million

Engineering and development expenses. Engineering and development expenses increased $2.5 million, or 129.2%, for three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $1.2 million in consulting, prototype and development costs directed at further enhancing our logistics and supply chain solutions and $0.9 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® Shipper fleet, such as the CryosphereTM shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $0.1 million, for the three months ended June 30, 2021, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense.  Interest expense increased $0.8 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 due to interest on the convertible senior notes.

. Other expense, net.  The increase in other expense, net for the three months ended June 30, 2021 is primarily due to realized and unrealized gains and losses on short-term investments and foreign currency fluctuations.

Provision for income taxes.  The provision for income taxes increased $0.5 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.  For the three months ended June 30, 2021 and 2020, our taxes reflected a negative effective income tax rate of 10.2% and 0.8%, respectively.  The negative effective tax rate of 10.2% for the three months ended June 30, 2021 was principally due to our accrual of taxes on our foreign earnings with no offsetting tax benefit for our domestic losses due to the valuation allowance on domestic deferred tax assets. The effective tax rate for the three months ended June 30, 2021 varied significantly from the effective tax rate from the prior year primarily due to our increase in foreign operations as a result of the acquisitions of MVE Biological Solutions and CRYOPDP during the fourth quarter of 2020.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend of $2.0 million relates to the private placement of Series C Preferred Stock with Blackstone.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	($ in 000’s)
Service revenues	$56,443	$19,163	$37,280	194.5%
Product revenues	53,032	—	53,032	100%
Total revenues	109,475	19,163	90,312	471.3%

Cost of service revenues	(32,294)	(8,778)	(23,516)	267.9%
Cost of product revenues	(27,229)	—	(27,229)	100%
Total cost of revenues	(59,523)	(8,778)	(50,745)	578.1%

Gross margin	49,952	10,385	39,567	381.0%
Selling, general and administrative	(46,076)	(16,138)	(29,938)	185.5%
Engineering and development	(8,766)	(3,679)	(5,087)	138.3%
Investment income	766	620	146	23.7%
Interest expense	(2,373)	(401)	(1,972)	492.3%
Other expense, net	(881)	(450)	(431)	95.7%
Provision for income taxes	(1,538)	(83)	(1,455)	1,756.1%

Net loss	$(8,916)	$(9,746)	$830	(8.5)%
Paid-in-kind dividend on Series C convertible preferred stock	(4,196)	—	(4,196)	100%
Net loss attributatble to common stockholders	$(13,112)	$(9,746)	$(3,366)	34.5%

Total revenues by market (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

Biopharma/Pharma	87,877	17,348	70,529	406.6%
Animal health	17,394	447	16,947	3,789.1%
Reproductive medicine	4,204	1,368	2,836	207.3%
Total revenues	$109,475	$19,163	$90,312	471.3%

Revenues. Revenues increased by $90.3 million, or 471.3%, from $19.2 million to $109.5 million for six months ended June 30, 2021, as compared to the same period in 2020. This increase was primarily driven by revenue from the acquisition of MVE biological Solutions and CRYOPDP on October 1, 2020, which contributed $52.9 million and $28.8 million, respectively, and the increase in organic revenue by $8.6 million, or 44.9%, to $27.8 million for the six months ended June 30, 2021, as compared to the same period in 2020, primarily driven by increased activity from our biopharmaceutical customers. During the first half of 2021 we experienced an increase in the number of customers utilizing our services and the number of clinical trials we support.

Service revenues increased by $37.3 million, or 194.5%, from $19.2 million to $56.4 million for the six months ended June 30, 2021, as compared to the same period in 2020. This increase was driven by the acquisition of CRYOPDP on October 1, 2020, which contributed $28.8 million in revenue from temperature-controlled specialty courier and supply chain services, including packaging, pick-pack kit preparation, the continuing ramp of revenue from our Cryoport Express® solutions, which increased by $8.0 million, or 47.9%, and revenue from our biostorage services, which increased by $0.4 million, or 15.1%.

Product revenues were $53.0 million for the six months ended June 30, 2021, primarily a result of the acquisition of MVE Biological Solutions on October 1, 2020, representing revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing C&GT market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $70.5 million, or 406.6%, from $17.3 million to $87.9 million for the six months ended June 30, 2021, as compared to the same period in 2020. This increase was driven by revenue from the acquisition of MVE Biological Solutions and CRYOPDP on October 1, 2020, which contributed $34.6 million and $28.8 million, respectively, and the increase in organic revenue by $7.2 million, or 41.3%, to $24.5 million driven by revenue growth from the support of clinical trials. We now support 561 clinical trials, of which 444 are in the Americas, 88 are in EMEA and 29 are in APAC, compared to 491 clinical trials supported as of June 30, 2020 (400 in the Americas, 72 in EMEA and 19 in APAC). The number of Phase III clinical trials supported increased to 69 trials as of June 30, 2021, of which 48 are in the Americas, 20 are in EMEA, and 1 is in APAC. This compares to 66 Phase III trials (48 in the Americas, 17 in EMEA and 1 in APAC) supported as of June 30, 2020. The activity in the clinical trial space, particularly in the C&GT market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $16.9 million, or 3,789.1%, from $0.4 million to $17.4 million for the six months ended June 30, 2021, as compared to the same period in 2020. This increase was primarily driven by the acquisition of MVE Biological Solutions on October 1, 2020.

Revenues in the reproductive medicine market increased $2.8 million, or 207.3%, from 1.4 million to $4.2 million for the six months ended June 30, 2021, as compared to the same period in 2020. This increase was driven by an increase in organic revenue of $1.3 million, or 97.8%, to $2.7 million, demonstrating the continued success of our CryoStork®-branded offering, and revenue of $1.5 million contributed by MVE Biological Solutions during the first half of 2021.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2021 was 45.6% of total revenues, as compared to 54.2% of total revenues for the six months ended June 30, 2020. The decrease in gross margin was primarily a result of the margin profiles and related margin contributions from the acquisitions of MVE Biological Solutions and CRYOPDP. Cost of total revenues increased $50.7 million to $59.5 million for the six months ended June 30, 2021, as compared to $8.8 million in the same period in 2020. The increase in cost of total revenues is commensurate with the increase in business volume and the addition of cost of revenue from the acquisitions of MVE Biological Solutions and CRYOPDP in October 2020.

Gross margin for our service revenues was 42.8% of service revenues, as compared to 54.2% of service revenues for the six months ended June 30, 2020. This decrease was a result of the lower margin contribution from the acquisition of CRYOPDP in October 2020. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 48.7% of product revenues. Product revenues, related cost of revenues and resulting gross margins were primarily a result of the acquisition of MVE Biological Solutions. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the six months ended June 30, 2021, SG&A expenses increased by $29.9 million, or 185.5% as compared to the same period in 2020. This increase is primarily due to the addition of $22.4 million of SG&A expenses from the acquisition of MVE Biological Solutions and CRYOPDP in October 2020, as well as the continued expansion of our infrastructure to support the acquisitions and expected future growth. Wages and associated employee costs increased $13.2 million from $7.5 million in 2020 to $20.7 million in 2021. Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of CRYOPDP and MVE Biological Solutions in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets. Intangible asset amortization expense increased by $6.8 million, from $0.3 million in 2020, to $7.1 million in 2021. Facility and other overhead intercompany allocations increased $2.2 million, public company related expenses (including legal, audit and internal control audit fees) increased by $1.2 million and stock compensation expense increased by $2.4 million compared to the same period in 2020.

Engineering and development expenses. Engineering and development expenses increased $5.1 million, or 138.3%, for six months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $2.6 million in consulting, prototype and development costs directed at further enhancing our logistics and supply chain solutions and $1.8 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® Shipper fleet, such as the CryosphereTM shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions' portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $0.1 million, for the six months ended June 30, 2021, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased $2.0 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 due to interest on the convertible senior notes.

Other expense, net. The increase in other expense, net for the six months ended June 30, 2021 is primarily due to realized and unrealized gains and losses on short-term investments and foreign currency fluctuations.

Provision for income taxes. The provision for income taxes increased $1.5 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, our taxes reflected a negative effective income tax rate of 20.9% and 0.9%, respectively. The negative effective tax rate of 20.9% for the six months ended June 30, 2021 was principally due to our accrual of taxes on our foreign earnings with no offsetting tax benefit for our domestic losses due to the valuation allowance on domestic deferred tax assets. The effective tax rate for the six months ended June 30, 2021 varied significantly from the effective tax rate from the prior year primarily due to our increase in foreign operations as a result of the acquisitions of MVE Biological Solutions and CRYOPDP during the fourth quarter of 2020.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend of $4.2 million relates to the private placement of Series C Preferred Stock with Blackstone.

Non-GAAP Financial Measures

We provide adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure to U.S. GAAP measures regarding our operating performance. Adjusted EBITDA is defined as net loss adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, investment income, and charges or gains resulting from non-recurring events. Adjusted EBITDA is not calculated in accordance with U.S. GAAP, is not based on any comprehensive set of accounting rules or principles and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures, including adjusted EBIDTA, should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP.

Management believes adjusted EBITDA provides a useful measure of our operating results, a meaningful comparison with historical results and with the results of other companies, and insight into our ongoing operating performance. Further, management and our board of directors utilize adjusted EBITDA to gain a better understanding of our comparative operating performance from period-to-period and as a basis for planning and forecasting future periods. Management believes adjusted EBITDA, when read in conjunction with our U.S. GAAP financials, is useful to investors because it provides a basis for meaningful period-to-period comparisons of our ongoing operating results, including results of operations, against investor and analyst financial models, identifying trends in our underlying business and performing related trend analyses, and it provides a better understanding of how management plans and measures our underlying business.

A reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, is presented below.

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
GAAP net loss	$(5,389)	$(5,803)	$(8,916)	$(9,746)
Non-GAAP adjustments to net loss:
Depreciation and amortization costs	4,950	844	9,787	1,669
Acquisition and integration costs	1,062	—	1,890	—
Investment income	(368)	(313)	(766)	(620)
Interest expense, net	1,164	398	2,374	401
Stock-based compensation expense	4,024	2,301	7,015	3,405
Income taxes	499	50	1,538	83
Adjusted EBITDA	$5,942	$(2,523)	$12,922	$(4,808)

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash and cash equivalents of $60.4 million, $289.1 million in short-term investments and had working capital of $373.6 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the six months ended June 30, 2021, we used $3.4 million of cash for operations primarily as a result of the net loss of $8.9 million offset by non-cash expenses of $17.9 million comprised of $9.8 million of depreciation and amortization, $7.0 million of stock-based compensation, $0.2 million of unrealized losses on our equity securities as well as $0.5 million of amortization of debt discount. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in prepaids and other current assets of $0.5 million, an increase in accounts receivable of $5.6 million, an increase in inventory of $1.1 million, an increase in accrued compensation of $0.7 million and an increase in accounts payable and accrued expenses of $5.0 million.

Net cash used in investing activities of $246.3 million during the six months ended June 30, 2021 was primarily due to the acquisition of CTSA and F-airGate for $5.0 million, the $242.0 million purchase of short-term investments, $0.4 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $8.0 million.

Net cash provided by financing activities totaled $273.3 million during the six months ended June 30, 2021, primarily as a result of $269.8 million in net proceeds from our February 2021 public offering of common stock and $3.5 million proceeds from the exercise of stock options and warrants.

The Company’s management believes that, based on its current plans and assumptions, the current cash and cash equivalents on hand, short-term investments, together with projected cash flows, will satisfy our operational and capital requirements for the foreseeable future. The Company’s management recognizes that the Company may need to obtain additional capital to fund potential acquisitions. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2021, the estimated fair value of the Senior Notes was $109.4 million. For additional information about the Senior Notes, see Notes 6 and 9 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the balance as of June 30, 2021, of $18.1 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $0.9 million, $1.8 million and $3.6 million, respectively, recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long-term intercompany balances denominated in Euros. Based on the long-term intercompany balances as of June 30, 2021, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $3.8 million, $7.5 million, and $15.3 million, respectively, recorded to “Accumulated other comprehensive income”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

As permitted by SEC guidance for newly acquired businesses, management’s assessment of our disclosure controls and procedures did not include an assessment of the controls and procedures of MVE and CRYOPDP, which were acquired October 1, 2020.  MVE and CRYOPDP accounted for 42% and 13% of total assets and 51% and 5% of net assets, respectively, as of June 30, 2021 and 48% and 27% of revenues and (121)% and 25% of net loss, respectively, for the six months ended June 30, 2021.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factor set forth below, the other information set forth in this Quarterly Report, the risks described in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2020 could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

Risk Related to Our Business

We depend on the availability of certain component products used in our solutions; delays or increased costs in the procurement of components manufactured by third parties could adversely affect our business operations, financial performance and results of operations, and we may experience customer dissatisfaction and harm to our reputation.

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

For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Certain of our MVE Biological Solutions products and our SmartpakTM Condition Monitoring System are dependent on some of these electronic components. A continued shortage of electronic components may impact us significantly and could cause us to experience extended lead times and increased prices from our suppliers. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule and our services, all of which would have an adverse effect on our business operations, financial performance and results of operations. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements or are relying on standard purchase orders or on component parts available on the open market, which may further result in increased costs combined with reduced availability.

If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in a significant increase in costs. To date, we have not experienced any material delay that has adversely impacted our operations, but this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability. Continued delay in our ability to produce and deliver our products and services could also cause our customers to purchase alternative products and services from our competitors and/or harm our reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index
10.1

Cryoport, Inc. 2018 Omnibus Equity Incentive Plan (as amended by the First Amendment and the Second Amendment, effective April 30, 2021).  Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 5, 2021.

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

Cryoport, Inc.

Dated: August 5, 2021

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: August 5, 2021

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer