Form 10-Q
period 2021-09-30
Cryoport, Inc.
filed 2021-11-04
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of October 29, 2021 there were 46,295,658 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,680	$36,873
Short-term investments	305,802	56,444
Accounts receivable, net	38,460	31,377
Inventories	13,484	10,535
Prepaid expenses and other current assets	8,958	11,928
Total current assets	410,384	147,157
Property and equipment, net	42,853	30,036
Operating lease right-of-use assets	18,425	14,044
Intangible assets, net	205,240	213,908
Goodwill	146,371	145,282
Deposits	955	1,184
Other long-term assets	158	794
Total assets	$824,386	$552,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$29,235	$24,844
Accrued compensation and related expenses	8,649	7,441
Deferred revenue	308	445
Operating lease liabilities	2,820	2,231
Finance lease liabilities	61	59
Total current liabilities	41,073	35,020
Convertible senior notes, net of discount of $3.1 million and $3.7 million, respectively	111,924	111,344
Note payable, net of discount of $0.1 million and $0, respectively	4,509	4,912
Contingent consideration	731	—
Operating lease liabilities, net of current portion	16,355	12,261
Finance lease liabilities, net of current portion	64	112
Deferred tax liability	2,356	5,882
Other long-term liabilities	148	176
Total liabilities	177,160	169,707

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	8,275	2,844
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,207,566 and 39,837,058 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	46	40
Additional paid-in capital	846,187	566,451
Accumulated deficit	(207,455)	(192,013)
Accumulated other comprehensive income	173	5,376
Total stockholders’ equity	647,226	382,698
Total liabilities and stockholders’ equity	$824,386	$552,405

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service revenues	$30,899	$11,172	$87,342	$30,335
Product revenues	25,794	—	78,826	—
Total revenues	56,693	11,172	166,168	30,335

Cost of service revenues	18,114	5,117	50,409	13,895
Cost of product revenues	15,066	—	42,295	—
Total cost of revenues	33,180	5,117	92,704	13,895
Gross margin	23,513	6,055	73,464	16,440

Operating costs and expenses:
Selling, general and administrative	23,901	14,476	69,977	30,613
Engineering and development	4,188	2,312	12,953	5,991
Total operating costs and expenses	28,089	16,788	82,930	36,604

Loss from operations	(4,576)	(10,733)	(9,466)	(20,164)
Other income (expense):
Investment income	851	188	1,618	808
Interest expense	(1,189)	(1,889)	(3,563)	(2,290)
Other income (expense), net	(588)	987	(1,469)	536
Total other expense, net	(926)	(714)	(3,414)	(946)
Loss before provision for income taxes	(5,502)	(11,447)	(12,880)	(21,110)
(Provision for) benefit from income taxes	(1,024)	29	(2,562)	(54)
Net loss	$(6,526)	$(11,418)	$(15,442)	$(21,164)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	—	(6,196)	—
Net loss attributable to common stockholders	$(8,526)	$(11,418)	$(21,638)	$(21,164)
Net loss per share attributable to common stockholders– basic and diluted	$(0.18)	$(0.29)	$(0.48)	$(0.55)
Weighted average shares outstanding – basic and diluted	46,137,147	39,144,916	45,220,319	38,211,327

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(6,526)	$(11,418)	$(15,442)	$(21,164)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	(384)	(105)	(1,544)	251
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	(31)	28	7	(19)
Foreign currency translation adjustments	(512)	24	(3,666)	20
Other comprehensive income (loss)	(927)	(53)	(5,203)	252
Total comprehensive loss	$(7,453)	$(11,471)	$(20,645)	$(20,912)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)
Balance at June 30, 2020	—	$—	—	$—	—	$—	38,565,193	$39	$295,424	$(169,066)	$260	$126,657
Net loss	—	—	—	—	—	—	—	—	—	(11,418)	—	(11,418)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,412	—	—	2,412
Issuance of common stock for board of director compensation	—	—	—	—	—	—	432	—	21	—	—	21
Proceeds from exercise of common stock options and warrants	—	—	—	—	—	—	418,199	—	2,417	—	—	2,417
Balance at September 30, 2020	—	$—	—	$—	—	$—	38,983,824	$39	$300,274	$(180,484)	$207	$120,036

Balance at June 30, 2021	—	—	—	—	200,000	$6,275	45,892,448	$46	$841,537	$(200,929)	$1,100	$648,029
Net loss	—	—	—	—	—	—	—	—	—	(6,526)	—	(6,526)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(927)	(927)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,148	—	—	4,148
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	315,118	—	2,502	—	—	2,502
Balance at September 30, 2021	—	$—	—	$—	200,000	$8,275	46,207,566	$46	$846,187	$(207,455)	$173	$647,226

Balance at December 31, 2019	—	$—	—	$—	—	$—	37,339,787	$37	$285,609	$(159,320)	$(45)	$126,281
Net loss	—	—	—	—	—	—	—	—	—	(21,164)	—	(21,164)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	252	252
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,293	—	—	6,293
Issuance of common stock for board of director compensation	—	—	—	—	—	—	2,400	—	62	—	—	62
Proceeds from exercise of common stock options and warrants	—	—	—	—	—	—	1,641,637	2	8,310	—	—	8,312
Balance at September 30, 2020	—	$—	—	$—	—	$—	38,983,824	$39	$300,274	$(180,484)	$207	$120,036

Balance at December 31, 2020	—	—	—	—	250,000	$2,844	39,837,058	$40	$566,451	$(192,013)	$5,376	$382,698
Net loss	—	—	—	—	—	—	—	—	—	(15,442)	—	(15,442)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(5,203)	(5,203)
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,152	—	—	11,152
Issuance of common stock for board of director compensation	—	—	—	—	—	—	229	—	11	—	—	11
Cost of Series C preferred stock conversion	—	—	—	—	—	—	—	—	(1,800)	—	—	(1,800)
Issuance of common stock in public offering, net of costs of $17.7 million	—	—	—	—	—	—	4,356,059	4	269,821	—	—	269,825
Conversion of Series C preferred shares to common stock	—	—	—	—	(50,000)	(765)	1,312,860	1	764	—	—	—
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	6,196	—	—	(6,196)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	701,360	1	5,984	—	—	5,985
Balance at September 30, 2021	—	$—	—	$—	200,000	$8,275	46,207,566	$46	$846,187	$(207,455)	$173	$647,226

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(15,442)	$(21,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,944	2,499
Amortization of debt discount	736	248
Unrealized loss (gain) on investments in equity securities	308	(438)
Realized loss on investments in equity securities	—	805
Realized loss (gain) on available-for-sale investments	77	(10)
Stock-based compensation expense	11,163	6,355
Loss on disposal of property and equipment	125	214
Provision for bad debt	263	64
Changes in operating assets and liabilities:
Accounts receivable	(6,564)	(749)
Inventories	(2,980)	(3)
Prepaid expenses and other current assets	2,722	151
Deposits	210	(99)
Change in operating lease right-of-use assets and lease liabilities	303	61
Accounts payable and other accrued expenses	(2,334)	6,365
Accrued compensation and related expenses	1,245	651
Deferred revenue	(137)	(131)
Deferred tax liability	873	27
Net cash provided by (used in) operating activities	5,512	(5,154)

Cash Flows From Investing Activities:
Purchases of property and equipment	(15,556)	(5,119)
Software development costs	(757)	—
Purchases of short-term investments	(292,280)	(136,293)
Sales/maturities of short-term investments	41,000	142,276
MVE net working capital settlement	(500)	—
Acquisition of CTSA and F-airGate	(5,040)	—
Patent and trademark costs	(150)	(116)
Net cash (used in) provided by investing activities	(273,283)	748

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	5,986	8,312
Proceeds from public offering, net of $17.7 million in offering costs	269,825	—
Proceeds from the issuance of convertible senior notes	—	115,000
Payment of deferred financing costs	—	(4,118)
Repayment of finance lease liabilities	(44)	(52)
Net cash provided by financing activities	275,767	119,142

Effect of exchange rates on cash and cash equivalents	(1,189)	16
Net change in cash and cash equivalents	6,807	114,752
Cash and cash equivalents — beginning of period	36,873	47,235
Cash and cash equivalents — end of period	$43,680	$161,987

Supplemental Disclosure of Non-Cash Financing Activities:

Conversion of Series C Preferred Stock to common stock	$765	$—

Cost of Series C Preferred stock conversion included in additional paid-in-capital and accounts payable and accrued liabilities	$1,800	$—

CRYOPDP goodwill adjustment included in deferred tax liability	$930	$—

CRYOPDP goodwill adjustment included in fixed assets	$70	$—

Fair value adjustment of CTSA contingent consideration included in goodwill and contingent consideration accrual	$112	$—

Note valuation adjustment included in note payable and goodwill	$284	$—

Net unrealized (loss)/gain on available-for-sale securities	$(1,544)	$251

Reclassification of realized (loss)/gain on available-for-sale debt securities to earnings	$(10)	$19

Purchase of equipment through capital lease obligations	$—	$205

Fixed assets included in accounts payable and accrued liabilities	$1,554	$327

Financing costs included in accounts payable and accrued liabilities	$—	$473

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is a life sciences services company that is an integral part of the temperature-controlled supply chain supporting the biopharma/pharma, animal health, and reproductive medicine markets. We are redefining the temperature-controlled supply chain for the life sciences industry by providing a unique platform of critical solutions including highly differentiated temperature-controlled supply chain solutions, which include advanced methods, processes, packaging, informatics, specialty logistics services, biostorage services and cryogenic life sciences equipment. Through our products, services and expertise, we enable our clients to ship, store and deliver cellular-based materials and drug products as well as other life sciences commodities in a precise, defined temperature-controlled state.

Cryoport’s advanced platform, comprised of comprehensive and technology-centric systems, and solutions are designed to support the global high-volume distribution of commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA) and other international regulatory bodies for distribution in the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia-Pacific) regions. Cryoport’s solutions are also designed to support pre-clinical and clinical trials, Biologics License Applications (BLA), Investigational New Drug Applications (IND), New Drug Applications (NDA) and Commercialized Products with the FDA, as well as global clinical trials and commercialized products initiated in other countries, where strict regulatory compliance and quality assurance is mandated. Our industry standard setting Chain of ComplianceTM solutions, which include vital analytics, such as ‘chain-of-condition’ and ‘chain-of-custody’ information in a single data stream, empower our clients’ continuous vigilance over their respective commodities. In addition, our Chain of ComplianceTM standard ensures full traceability of all equipment used and the processes employed, further supporting each client’s goal of minimizing risk and maximizing success of their respective biologics or other products and therapies as they are introduced into the global markets.

Cell and gene therapies are a rapidly growing area of biological drug development, with over 1,320 industry-sponsored, global clinical trials underway and nearly 1,200 regenerative medicine and advanced therapy developers, as reported by the Alliance for Regenerative Medicine in its H1 2021 update. These therapeutic approaches have certain supply chain challenges that the Company believes its solutions are best tailored to address.

On August 21, 2020, the Company entered into a Securities Purchase Agreement to acquire CRYOPDP, a leading global provider of innovative temperature-controlled logistics solutions to the clinical research, pharmaceutical and cell and gene therapy markets, headquartered in Paris, France. Under the terms of the Securities Purchase Agreement, the Company acquired 100% of the equity interests in Advanced Therapy Logistics and Solutions, a company organized under the laws of France, which is the holding company that owns CRYOPDP (the “CRYOPDP Acquisition”). The final purchase price for the CRYOPDP acquisition was $56.7 million. In the second quarter of 2021, the Company completed the acquisitions of Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium to further enhance CRYOPDP’s existing global temperature-controlled supply chain capabilities in the APAC and EMEA regions.

On August 24, 2020, the Company entered into a Purchase Agreement with Chart Industries, Inc. (“Chart”) pursuant to which the Company acquired Chart’s MVE Biological Solutions’ (“MVE”) cryobiological storage business (the “MVE Acquisition”). The final purchase price for the MVE acquisition was $318.0 million. The MVE Acquisition was structured as the acquisition of certain equity interests and assets and the transfer of certain liabilities in connection therewith.

On October 1, 2020, the Company completed both the MVE Acquisition and the CRYOPDP Acquisitions.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, note payable, and the Company’s 3.00% convertible senior notes due in 2025 (the “Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, note payable and the Senior Notes, approximates fair value at September 30, 2021 and December 31, 2020 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the note payable and the Senior Notes, see Notes 9 and 10.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at September 30, 2021 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at September 30, 2021 and December 31, 2020 are net of reserves for doubtful accounts of $1.2 million and $1.1 million, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10%of net accounts receivable at September 30, 2021 and December 31, 2020.

During the three months ended September 30, 2021 and 2020, the Company had revenues from foreign customers of approximately $26.4 million and $2.4 million, respectively, which constituted approximately 46.5% and 21.7%, respectively, of total revenues. There was no customer that accounted for 10% of revenues during the three months ended September 30, 2021. There was one customer that accounted for 14.9% of revenues during the three months ended September 30, 2020. No other single customer generated over 10% of revenues during the three months ended September 30, 2021 and 2020.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the nine months ended September 30, 2021 and 2020, the Company had revenues from foreign customers of approximately $79.0 million and $6.5 million, respectively, which constituted approximately 47.5% and 21.4%, respectively, of total revenues. There was no customer that accounted for 10% of revenues during the nine months ended September 30, 2021. For the nine months ended September 30, 2020, there were three customers that accounted for 16.0%, 14.0% and 10.6% of revenues, respectively. No other single customer generated over 10% of revenues during the nine months ended September 30, 2021 and 2020.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets which is generally three to twelve years for computer hardware and software, seven to ten years for freezers, four to ten years for trucks and autos, three to fifteen years for furniture and equipment and over the shorter of the lease term or useful lives of the assets for leasehold improvements. Buildings are depreciated over a useful life ranging from 20 to 45 years. Maintenance and repairs are expensed as incurred.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit’s with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed triggering events indicating potential goodwill impairment, including the effects of the COVID-19 pandemic, and after assessment, concluded that there was no impairment during the three and nine months ended September 30, 2021.

Intangible Assets

Intangible assets are comprised of patents, trademarks, software development costs and the intangible assets acquired in the Company’s recent acquisitions which include a non-compete agreement, technology, customer relationships, trade name/trademark, agent network, order backlog, developed technology and land use rights. These intangible assets are amortized using the straight-line method over the estimated useful lives (see Note 8). The Company uses the following valuation methodologies to value the significant intangible assets acquired: income approach for customer relationships, replacement cost for agent network and software, and relief from royalty for trade name/trademarks and developed technology. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the three and nine months ended September 30, 2021.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2021.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of September 30, 2021 and December 31, 2020, there were no material unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, affect the effective tax rate.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Based on the weight of available evidence, the Company’s management has determined that it is not more likely than not that the U.S. based net deferred tax assets will be realized. Therefore, the Company has recorded a full valuation allowance against its U.S. based net deferred tax assets. With respect to the foreign based deferred tax assets, the Company’s management has reviewed these deferred tax assets on a jurisdictional basis. Based on the weight of each jurisdiction’s available evidence, the Company’s management has made separate determinations for each foreign jurisdiction regarding whether it is more likely than not that a net deferred tax asset within a particular jurisdiction will be realized. The Company has recorded full valuation allowances in jurisdictions where deferred tax assets are not deemed more likely than not to be realized.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accruals for interest or penalties on its consolidated balance sheets at September 30, 2021 and December 31, 2020 and has recorded only immaterial interest and/or penalties in the consolidated statements of operations for the nine months ended September 30, 2021 and 2020. The Company is subject to taxation in the U.S., various state jurisdictions and in various foreign countries. As of September 30, 2021, the Company is no longer subject to U.S. federal examinations for years before 2017 and for California franchise and income tax examinations for years before 2016. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward used from the respective prior periods. The Company is not currently under examination by U.S. federal or state jurisdictions. Our foreign subsidiaries are generally subject to examination for three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Indian tax authorities for the 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions include the removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At September 30, 2021, the Company has not recorded any income tax provision/(benefit) resulting from the CARES Act mainly due the Company’s history of net operating losses generated and the maintenance of a full valuation allowance against its net deferred tax assets.

On June 29, 2020, the State of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). These suspensions were considered in preparation of the September 30, 2021 and December 31, 2020 financial statements.

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

Product warranty accrued liabilities totaled $0.2 million at September 30, 2021 and December 31, 2020, respectively, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the three and nine months ended September 30, 2021 and 2020.

Incremental Direct Costs

Incremental direct costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the three and nine months ended September 30, 2021 and 2020.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $0.3 million and $0.3 million at September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company recognized revenues of $0.3 million from the related contact liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Biopharma/Pharma	$46,001	$9,760	$133,878	$27,120
Animal Health	8,261	223	25,655	664
Reproductive Medicine	2,431	1,189	6,635	2,551
Total revenues	$56,693	$11,172	$166,168	$30,335

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$30,307	$8,750	$87,177	$23,837
Europe, the Middle East and Africa (EMEA)	14,382	2,009	43,632	5,704
Asia Pacific (APAC)	12,004	413	35,359	794
Total revenues	$56,693	$11,172	$166,168	$30,335

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

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(6,526)	$(11,418)	$(15,442)	$(21,164)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	—	(6,196)	—
Net loss attributable to common shareholders	$(8,526)	$(11,418)	$(21,638)	$(21,164)
Weighted average common shares issued and outstanding - basic and diluted	46,137,147	39,144,916	45,220,319	38,211,327
Basic and diluted net loss per share	$(0.18)	$(0.29)	$(0.48)	$(0.55)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	5,727,495	5,823,629	5,673,387	4,932,353
Restricted stock units	361,791	—	361,791	—
Series C convertible preferred stock	5,283,411	—	5,283,411	—
Convertible senior notes	4,810,002	4,810,002	4,810,002	4,810,002
	16,182,699	10,633,631	16,128,591	9,742,355

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the Netherlands and United Kingdom subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(3.6) million and $0 for the nine months ended September 30, 2021 and 2020, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Accounting Guidance Issued but Not Adopted at September 30, 2021

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments.” Under this ASU, lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in Topic 842 and (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years for all public business entities. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force).” ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. ASU 2021-04 is applied prospectively and is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of adopting this guidance.

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

The final purchase price for the CRYOPDP Acquisition was $56.7 million, after receiving $0.3 million net working capital settlement from the sellers during the nine months ended September 30, 2021. As of October 1, 2020, the Company recorded net assets acquired of $57.0 million, including goodwill of $25.5 million. Through September 30, 2021, the Company recorded measurement period adjustments of $1.2 million, mainly comprised of $0.8 million deferred tax adjustments and $0.3 million fair value on the note payable, resulting in adjusted goodwill of $24.3 million and adjusted net assets acquired of $56.7 million.

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

The final purchase price for the MVE Acquisition was $318.0 million, after paying $0.5 million net working capital settlement to the sellers during the nine months ended September 30, 2021. As of October 1, 2020, the Company recorded net assets acquired of $317.5 million, including goodwill of $106.2 million. Through September 30, 2021, the Company recorded a measurement period adjustment of $0.5 million relating to the final working capital settlement paid to the sellers, resulting in adjusted goodwill of $106.7 million and adjusted net assets acquired of $318.0 million.

Note 5. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Cash	$29,296	$25,053
Cash equivalents:
Money market mutual fund	14,384	11,820
Total cash and cash equivalents	43,680	36,873
Short-term investments:
U.S. Treasury notes and bills	153,377	23,309
Mutual funds	110,060	33,135
Corporate debt securities	42,365	—
Total short-term investments	305,802	56,444
Cash, cash equivalents and short-term investments	$349,482	$93,317

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at September 30, 2021 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$124,171	$13	$(802)	$123,382
U.S. Treasury bills	29,987	8	—	29,995
Corporate debt securities	42,991	—	(626)	42,365
Total available-for-sale investments	$197,149	$21	$(1,428)	$195,742

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2021:

	Amortized Cost	Fair Value
Due within one year	$42,087	$42,085
Due between one and five years	155,062	153,657
Total	$197,149	$195,742

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

During the three and nine months ended September 30, 2021, we had realized (gains) and losses of ($0.01) and $0.08 million, respectively, on available-for-sale investments.

Equity Investments

We held investments in equity securities with readily determinable fair values of $110.1 million at September 30, 2021. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2021 and 2020 related to equity securities held at September 30, 2021 and 2020 are as follows (in thousands):

	September 30,
	2021	2020
Net losses recognized during the nine months ended September 30 on equity securities	$(308)	$(367)
Less: net gains (losses) recognized during the year on equity securities sold during the period	—	(805)
Unrealized gains (losses) recognized during the nine months on equity securities still held at September 30, 2021 and 2020	$(308)	$438

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

The Company did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values.

The fair value of the contingent consideration liability for the two acquisitions completed during the second quarter of 2021 was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. As of September 30, 2021, the contingent consideration for both acquisitions combined was determined to have an aggregate fair value of $0.7 million which is reflected as contingent consideration liability in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2021. The contingent consideration for both acquisitions, if earned, is to be paid in cash in two to four years. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of September 30, 2021 and 2020 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2021
Cash equivalents:
Money market mutual fund	$14,384	$—	$—	$14,384
Marketable equity securities:
Mutual funds	110,060	—	—	110,060
Available-for-sale debt securities:
U.S. Treasury notes and bills	153,377	—	—	153,377
Corporate debt securities	42,365	—	—	42,365
	$320,186	$—	$—	$320,186

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market mutual fund	$11,820	$—	$—	$11,820
Marketable equity securities:
Mutual funds	33,135	—	—	33,135
Available-for-sale debt securities:
U.S. Treasury notes	23,309	—	—	23,309
	$68,264	$—	$—	$68,264

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2021.

We carry the Senior Notes (see Note 9) at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present fair value for disclosure purposes only. As of September 30, 2021, the estimated fair value of the Senior Notes was $109.6 million and was determined using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

The fair values of contingent consideration classified as Level 3 were derived from management assumptions. There have been no transfers of assets or liabilities between the fair value measurement levels.

Note 7. Inventory

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$10,345	$7,544
Work-in-process	477	227
Finished goods	2,662	2,764
Total	$13,484	$10,535

The inventory balance at December 31, 2020 includes an $0.8 million step up in inventory related to the acquisition of MVE.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the nine months ended September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Balance at beginning of year	$145,282	$11,000
Foreign currency adjustment	(1,093)	—
Goodwill related to MVE acquisition	483	—
Goodwill related to CRYOPDP acquisition	(828)	—
Goodwill related to CTSA and F-airGate acquisitions	2,527	—
Total	$146,371	$11,000

Intangible Assets

The following table presents our intangible assets as of September 30, 2021 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$182	$208	3
Technology	35,002	3,943	31,059	10
Customer relationships	128,641	9,467	119,174	13
Trade name/trademark	510	104	406	13
Agent network	10,655	2,377	8,278	3
Order backlog	2,600	2,600	—	—
Land use rights	2,378	37	2,341	37
Patents and trademarks	44,462	688	43,774	—
Total	$224,638	$19,398	$205,240

The following table presents our intangible assets as of December 31, 2020 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$123	$267	3
Technology	34,245	1,630	32,615	11
Customer relationships	128,640	2,708	125,932	14
Trade name/trademark	480	51	429	13
Agent network	8,597	537	8,060	4
Order backlog	2,600	2,600	—	—
Land use rights	2,378	16	2,362	37
Patents and trademarks	44,312	69	44,243	—
Total	$221,642	$7,734	$213,908

Amortization expense for intangible assets for the three and nine months ended September 30, 2021 was $3.7 million and $10.8 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2020 was $0.1 million and $0.4 million, respectively.

Expected future amortization of intangible assets as of September 30, 2021 is as follows:

Years Ending December 31,	Amount
Remainder of 2021	$3,704
2022	14,816
2023	14,816
2024	14,187
2025	12,119
Thereafter	99,925
$159,567

Note 9. Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% convertible senior notes due in 2025 (the “Senior Notes”), which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the Senior Notes, in a private placement exempt from registration under the Securities Act of 1933. The Senior Notes are governed by an indenture (the “Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the Senior Notes. At September 30, 2021, accrued interest of $1.2 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

On or after June 5, 2023, the Company may redeem the Senior Notes at its option, in whole and not in part, at a cash redemption price equal to the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, if:

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

The Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to the Company, the principal amount of the Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the principal amount of the Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at September 30, 2021.

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

Senior Notes payable consisted of the following at September 30, 2021 (in thousands):

September 30, 2021
Principal amount of Senior Notes	$115,000
Unamortized debt issuance costs	(3,076)
Net carrying value of Senior Notes payable	$111,924

Interest expense incurred in connection with the Senior Notes consisted of the following for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Coupon interest	$885	$2,600
Amortization of debt issuance costs	194	579
Total interest expense on Notes	$1,079	$3,179

The Company’s Senior Notes payable of $115.0 are due and payable in 2025.

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the Senior Notes and the shares of the Company’s common stock issuable upon conversion of the Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the Indenture accrue on any day on a Note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of September 30, 2021, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the Senior Notes and the shares of the Company’s common stock issuable upon conversion of the Senior Notes.

Note 10. Note Payable

In connection with the acquisition of CRYOPDP, the Company assumed an interest free unsecured note payable of €4.0 million ($4.8 million) repayable in two installments. The first installment of €3.0 million ($3.6 million) is to be repaid no later than December 31, 2021 and the second installment of €1.0 million ($1.2 million) is to be repaid no later than December 31, 2022. On July 7, 2021, in connection with the original terms and understanding of the repayment of the acquired debt as part of the acquisition, the repayments terms of the note payable were finalized, as described above. A fair market value discount of €0.2 million ($0.3 million) was recorded and is amortized to interest expense using the effective interest method over the term of the note. During the three and nine months ended September 30, 2021, the Company amortized €0.04 million ($0.05 million) and €0.1 million ($0.2 million), respectively, of the debt discount to interest expense for this note.

Note 11. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of one year to approximately nine years, some of which include options to extend the leases for multiple renewal periods of five years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. As of September 30, 2021 and December 31, 2020, assets recorded under finance leases were $0.3 million and $0.3 million, respectively, and accumulated depreciation associated with finance leases was $0.1 million and $0.08 million, respectively.

The components of lease cost were as follows (in thousands):

	September 30,
	2021	2020
Operating lease cost	$3,162	$971
Finance lease cost:
Amortization of right-of-use assets	46	30
Interest on finance lease liabilities	6	8
	52	38
Total lease cost	$3,214	$1,009

Other information related to leases was as follows (in thousands):

Nine Months Ended
Supplemental Cash Flows Information	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,862
Operating cash flows from finance leases	$52
Financing cash flows from finance leases	$46

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$6,810
Finance leases	$—

Weighted-Average Remaining Lease Term
Operating leases	6.0 years
Finance leases	2.3 years

Weighted-Average Discount Rate
Operating leases	5.3%
Finance leases	5.3%

Future minimum lease payments under non-cancellable leases that have commenced as of September 30, 2021 were as follows (in thousands):

Years Ending December 31	Operating Leases	Finance Leases
2021 (excluding the nine months ended September 30, 2021)	$259	$14
2022	3,137	58
2023	2,739	61
2024	2,480	—
2025	2,213	—
Thereafter	12,379	—
Total future minimum lease payments	23,207	133
Less imputed interest	(4,032)	(8)
Total	$19,175	$125

	Operating	Finance
Reported as of September 30, 2021	Leases	Leases
Current lease liabilities	$2,820	$61
Noncurrent lease liabilities	16,355	64
Total	$19,175	$125

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

Common Stock Issued for Services

During the nine months ended September 30, 2021, 229 shares of common stock with a fair value of $11,500 were issued to one member of the board of directors as compensation for services.

During the nine months ended September 30, 2020, 2,400 shares of common stock with a fair value of $62,000 were issued to two members of the board of directors as compensation for services.

January 2021 Public Offering

On January 25, 2021, the Company completed an underwritten public offering of 4,356,059 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement dated January 20, 2021, by and among the Company, on the one hand, and Morgan Stanley & Co. LLC, Jefferies LLC, SVB Leerink LLC and UBS Securities LLC, as representatives of certain underwriters, at a public offering price per share of $66.00, before deducting underwriting discounts and commissions. The shares include 568,181 shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the underwriting agreement. The Company received net proceeds of approximately $269.8 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Blackstone Private Placement

In connection with the MVE Acquisition, on October 1, 2020 (the “Closing Date”), the Company completed a private placement with an investment vehicle of funds affiliated with The Blackstone Group Inc. (collectively, “Blackstone”), consisting of (i) 250,000 shares of a newly designated 4.0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a price of $1,000 per share, for $250.0 million, and (ii) 675,536 shares of common stock of the Company, par value $0.001 per share (“Common Stock”), for $25.0 million, for an aggregate purchase price of $275.0 million. The Company paid Blackstone $1.0 million as reimbursement for transactional expenses incurred in connection with the private placement at the Closing Date. Also, the Company incurred direct and incremental expenses of approximately $8.6 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Company allocated the net proceeds of $265.4 million on a relative fair value basis to the Series C Preferred Stock and the Common Stock, resulting in allocated proceeds of $28.2 million and $237.2 million, respectively.

The Series C Preferred Stock ranks senior to the shares of the Company’s Common Stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). The Series C Preferred Stock has the following rights, preferences and privileges:

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the nine months ended September 30, 2021 and the year ended December 31, 2020 were $6.2 million and $2.5 million, respectively.

Liquidation Preference. Upon a Liquidation, each share of Series C Preferred Stock is entitled to receive an amount per share equal to the greater of (i) $1,000 per share, plus all accrued and unpaid dividends and (ii) the amount that the Holders of the Series C Preferred Stock would have been entitled to receive at such time if the Series C Preferred Stock were converted into Common Stock (the “Liquidation Preference”).

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

Since the paid-in-kind dividends are nondiscretionary, the Company measures the beneficial conversion feature of the paid-in-kind dividends on the issuance date of the preferred stock and records such amount when the paid-in-kind dividends are accrued. Accordingly, the associated paid-in-kind dividends for the year ended December 31, 2020 generated a beneficial conversion feature amount of $0.3 million. On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Series C Preferred Stock (see “—Blackstone Conversion” below for additional information).

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

Common Stock Reserved for Future Issuance

As of September 30, 2021, approximately 17.8 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options, restricted stock units and the conversion of the Senior Notes and Series C Preferred Stock, as follows:

Exercise of stock options	7,358,115
Vesting of restricted stock units	361,791
Conversion of Series C Preferred Stock	5,283,411
Conversion of Senior Notes	4,810,002
Total shares of common stock reserved for future issuances	17,813,319

Note 14. Stock-Based Compensation

Stock Options

We have three stock incentive plans: the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan and in April 2021, the stockholders approved an increase of 2,850,000 shares authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of September 30, 2021, the Company had 7,033,401 shares available for future awards under the 2018 Plan.

During the nine months ended September 30, 2021, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date, with the exception of certain officers of the Company who were granted options with an exercise price at a 10% premium to market price. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	3.5 - 6.1
Risk-free interest rate	0.5% - 0.9%
Volatility	64.4% - 80.8%
Dividend yield	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$463	$86	$1,154	$237
Selling, general and administrative	3,322	2,143	9,050	5,141
Engineering and development	363	204	959	977
	$4,148	$2,433	$11,163	$6,355

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2020	7,554,305	$10.29
Granted (weighted-average fair value of $32.73 per share)	529,935	56.47
Exercised	(701,360)	8.54
Forfeited	(24,765)	34.65
Outstanding — September 30, 2021	7,358,115	$13.70	6.0	$388,699
Vested (exercisable) — September 30, 2021	5,738,698	$8.84	5.5	$330,966
Expected to vest after September 30, 2021 (unexercisable)	1,619,417	$30.92	8.0	$57,643
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2021, which was $66.51 per share.

Total intrinsic value of options exercised during the nine months ended September 30, 2021 was $35.7 million.

As of September 30, 2021, there was unrecognized compensation expense of $29.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.9 years.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2020	—	$—
Granted	372,293	55.18
Forfeited	(10,502)	53.86
Share issuance	—	—
Outstanding - September 30, 2021	361,791	$55.22

For the three and nine months ended September 30, 2021, we recorded stock-based compensation expense on our issued restricted stock units of $1.3 million and $2.8 million, respectively. There was no stock-based compensation expense on restricted stock units in 2020. As of September 30, 2021, there was unrecognized compensation expense of $17.2 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 3.4 years.

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

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2021 (unaudited) and the consolidated balance sheet as of December 31, 2020 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020 and the related notes thereto (see Part I, Item 1. Financial Statements in this Quarterly Report), as well as the audited consolidated financial statements of the Company for years ended December 31, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are redefining the temperature-controlled supply chain for the life sciences industry by providing a unique and evolving platform of critical products and solutions including advanced packaging, informatics, specialty logistics services, biostorage services, and cryogenic life sciences equipment. With over 750 employees spread across over 30 locations worldwide, we are engaged in providing global solutions to the biopharma/pharma, animal health, and reproductive medicine markets. Our primary focus is on addressing the critical temperature-controlled supply chain needs within the biopharmaceutical space with an emphasis on serving the rapidly growing cell and gene therapy, or C&GT market.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of the end of the third quarter of 2021, we supported 582 clinical trials and eight commercial therapies, including KYMRIAH by Novartis, YESCARTA and TECARTUS by Gilead/Kite, and BREYANZI and ABECMA by Bristol-Myers Squibb. A total of nine (9) Cryoport-supported Biologic License Applications (BLAs) or Marketing Authorization Applications (MAAs) were filed in the nine months ended September 30, 2021, based on internal information and data from the Alliance for Regenerative Medicine, of which three (3) were filed during the third quarter of 2021. Looking forward, we anticipate up to another four (4) BLA or MAA submissions for Cryoport-supported products during the remainder of 2021 and; an additional twenty-one (21) filings in 2022. Additionally, a total of four (4) Cryoport-supported therapies received extended or supplemental approvals in the third quarter of 2021. Commercial approvals of these therapies provide an opportunity to become significant revenue drivers for us in the future as each of them requires comprehensive temperature-controlled supply chain support and services at commercial scale, and we expect that many will select us as their critical supply chain solution as a result of our work in connection with their respective clinical trials.

We intend to build on our recent history of developing market-leading, temperature-controlled supply chain solutions and delivering strong growth through the following strategies:

●	Superior service to our clients. We strive to provide our clients with best-in-class solutions to help manage some of the most critical aspects of their evolving businesses with advanced temperature-controlled supply chain solutions tailored to their specific requirements.
●	Continuous innovation. We plan to capitalize on our internal technological expertise to develop products and solutions that address unmet needs in the global supply chain of the C&GT market and the other life sciences markets we serve. We plan to strengthen our existing products and solutions with complementary products, solutions and innovative technologies that are designed to provide our customers with tailored solutions to manage the critical aspects of the supply chain effectively and efficiently.
●	Geographical expansion. We intend to expand our global commercial presence by continuing to broaden our capabilities within our existing network and selectively build out new global supply chain centers, manufacturing facilities, and infrastructure in support of known and anticipated growth in demand for our solutions and equipment.
●	Strategic logistics alliances and collaborations. We have been successful in establishing strategic alliances around the world as a means for our current and prospective client base to utilize our solutions. We have focused our efforts on market leading companies in the logistics services industry as well as participants in the life sciences industry. These strategies drive integration of our solutions into our alliance partners’ services. We currently support the three largest integrators in the world: FedEx, DHL and UPS, with advanced cryogenic logistics solutions for the life sciences industry. Our Compliance Unified Ecosystem(TM) includes alliance partners such as McKesson Specialty Health, a division of McKesson Corporation, Be The Match BioTherapies, Brooks Life Sciences, EVERSANA, Lonza, Medipal, Vineti, Mitsubishi Logistics and LabConnect. The overarching goal of these partnerships is to provide fully integrated solutions including, but not limited to, process optimization that reduces risk, increases transparency, and improves certainty.
●	Targeted acquisitions. We intend to continue to selectively pursue acquisitions that may include innovative technologies and solutions and/or geographic competencies and capabilities to ensure we further enhance and broaden our market leadership and enable our clients to successfully bring products and life-saving therapies to market.

●	Setting industry standards. Our supply chain solutions are designed to support our clients’ initiatives through early-stage studies, clinical trials, and their global commercialization. We believe our ‘first mover’ advantage and the experience we have gained in supporting the C&GT market have positioned us as a market leader in the space with a strong platform of comprehensive solutions, products and services that have been adopted by many leading life sciences companies. A key strategy for further accelerating market adoption of our enabling solutions is to maintain and extend our position as the industry leader in the markets we serve. We believe this approach can further strengthen our market position, expand the breadth of services our clients utilize, increase our competitive advantage and contribute to our long-term growth.

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

During 2018, we introduced our Chain of Compliance solution, as a new industry standard within the C&GT market. Our Chain of Compliance goes beyond chain-of-custody, chain-of-condition, chain-of-identity by providing traceability of the equipment, equipment components and processes supporting each client or patient therapy. The Chain of Compliance enables us to recall any single or every transport that an individual Cryoport Express Shipper has taken, the client(s) it supported, the commodity transported, its performance during transit, and each step that we perform before the shipper is put back into service. This includes Cryoport Express Shipper performance and requalification history, commodity history, courier handling and performance history, calibration history, and correlation competencies that can link in field events to equipment performance. Many of these standards have now been incorporated in the recently released ISO-21973 standard and we believe they are likely to become regulatory requirements in the near future.

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

Also in October 2020, we made a second acquisition, acquiring MVE Biological Solutions from Chart Industries, Inc. MVE Biological Solutions, or MVE, provides cryobiological storage and transportation solutions for the life sciences industry through its advanced line of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing C&GT business. With three primary facilities, located in Ball Ground, Georgia, New Prague, Minnesota and Cheng-du, China, MVE is a leader in serving the life sciences industry throughout the world. The acquisition is a vertical integration that, in addition to expanding our footprint to handle the growing demand driven by the growth in the C&GT market, helps to secure our supply of cryogenic shippers and biostorage equipment. MVE strengthens Cryoport’s presence in its biopharma/pharma, animal health and reproductive medicine markets. Its cryobiological storage and transport clients include C&GT, medical laboratories, biotech/pharmaceutical research facilities, blood and tissue banks, breeders, veterinary laboratories, large-scale bio-repositories, and fertility clinics. We believe the addition of MVE allows us to capture a greater share of the global spend on supply chain products and services that supports C&GT.

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

The Markets We Serve

Biopharma/Pharma.  In the biopharma/pharma market, we are focused on supporting the saving of lives. From clinical research and development to clinical research organizations to clinical trials for C&GTs to the storage and delivery of life-saving C&GTs to the customers of biopharmaceutical and biotechnology organizations to crucial points of care, we strive to address fundamental-to-advanced temperature-controlled storage, transport, packaging, fulfillment, and information challenges. In particular, C&GTs have become a rapidly growing area of biological drug development, with over 1,320 industry-sponsored, global clinical trials underway and nearly 1,200 regenerative medicine and advanced therapy developers, as reported by the Alliance for Regenerative Medicine in its H1 2021 update. These therapeutic approaches have certain supply chain challenges that we believe our solutions are well tailored to address.

Animal Health. In the animal health market, we provide support for animal reproduction, which primarily involves the production of protein for sustaining life. We also support the health of recreational and companion animals. Animal disease prevention and control rely on the safe transport and storage of vaccines and other biological materials around the world. Our temperature-controlled supply chain solutions are designed to help avoid costly delays through nonstop monitoring and complete fleet management from and to the origin and destination points as well as provide cryobiological storage equipment.

Reproductive Medicine. In the reproductive medicine market, we are focused on the support of the creation of human life by supporting In Vitro Fertilization, or IVF, and related technologies along with clinical networks globally. Through our CryoStork services, we transport reproductive materials through dedicated medical transport services to help ensure that IVF materials are on the next flight out to their destination. IVF materials also receive one-on-one handling and individualized attention during the entire logistics process. In addition, we also provide cryobiological storage equipment to fertility clinics around the world.

Impact of COVID-19

In late 2019, a novel strain of coronavirus that causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders. Many countries around the world have also implemented the temporary closure of non-essential businesses and other material limitations on the conduct of business. As a provider of life saving therapies, Cryoport is deemed to be an essential business and has remained fully open and operational. However, the full extent and duration of this pandemic is still unknown at this point and the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. Accordingly, there is significant uncertainty related to the ultimate duration and impact that this global pandemic will have on future results of our operations.

Several life sciences companies, including some of our clients, announced during 2020 the temporary suspension of clinical studies and trials as well as other COVID-19 related risks that may impact their preclinical and clinical trials, including delays in patient enrollment or difficulties in initiating or expanding clinical trials, interruption of clinical trial activity, and diversion of healthcare resources to focus on COVID-19 activities. While these temporary suspensions and restrictions have been lifted such actions negatively impacted our revenue in the markets we serve during 2020. More recently, new variants of COVID-19 such as the Delta variant, that are significantly more contagious than previous strains, have emerged. The spread of these new strains are causing many government authorities and businesses to reimplement prior restrictions, or imposing new restrictions, in an effort to lessen the spread of COVID-19 and its variants. Accordingly, while we have experienced revenue ramping back up gradually over time, this may be curtailed to the extent we or our clients are affected by such restrictions in the future. Further, virus containment efforts as a result of governmental actions or policies or other initiatives have led to the disruption in the global supply chain and as a result, we have experienced difficulties sourcing materials and equipment and may incur additional direct costs to provide our solutions in the future. See “Risk Factors—Risk Related to Our Business—We depend on the availability of certain component products used in our solutions; delays or increased costs in the procurement of components manufactured by third parties could adversely affect our business operations, financial performance and results of operations, and we may experience customer dissatisfaction and harm to our reputation” in Part II, Item 1A of this Quarterly Report for additional information.

While longer-term client demand for our services overall remains strong, the effects of the COVID-19 pandemic, including the measures above taken by some of our clients have adversely impacted our revenue growth. We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak and its variants, its severity, the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus), and the potential hesitancy to utilize them; general economic factors, such as increased inflations; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume. See also “Risk Factors—Risk Related to Our Business—The recent global pandemic caused by COVID-19 has already and may continue to adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict” and our other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and the risk factors discussed in this Quarterly Report.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

	($ in 000’s)
Service revenues	$30,899	$11,172	$19,727	176.6%
Product revenues	25,794	—	25,794	100%
Total revenues	56,693	11,172	45,521	407.5%

Cost of service revenues	(18,114)	(5,117)	(12,997)	254.0%
Cost of product revenues	(15,066)	—	(15,066)	100%
Total cost of revenues	(33,180)	(5,117)	(28,063)	548.5%

Gross margin	23,513	6,055	17,458	288.3%
Selling, general and administrative	(23,901)	(14,476)	(9,425)	65.1%
Engineering and development	(4,188)	(2,312)	(1,876)	81.2%
Investment income	851	188	663	352.4%
Interest expense	(1,189)	(1,889)	700	(37.1)%
Other income (expense), net	(588)	987	(1,575)	(159.6)%
Provision for income taxes	(1,024)	29	(1,053)	(3,621.8)%

Net loss	$(6,526)	$(11,418)	$4,892	(42.8)%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	—	(2,000)	100%
Net loss attributatble to common stockholders	$(8,526)	$(11,418)	$2,892	(25.3)%

Total revenues by market (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Biopharma/Pharma	$46,001	$9,760	$36,241	371.3%
Animal health	8,261	223	8,038	3,598.1%
Reproductive medicine	2,431	1,189	1,242	104.5%
Total revenues	$56,693	$11,172	$45,521	407.5%

Revenues. Revenues increased by $45.5 million, or 407.5%, from $11.2 million to $56.7 million for three months ended September 30, 2021, as compared to the same period in 2020. This increase was primarily driven by revenue from the acquisition of MVE Biological Solutions and CRYOPDP on October 1, 2020, which contributed $25.7 million and $15.6 million, respectively, and the increase in organic revenue by $4.2 million, or 37.9%, to $15.4 million for the three months ended September 30, 2021, as compared to the same period in 2020, primarily driven by increased activity from our biopharmaceutical customers. During the third quarter of 2021 we experienced an increase in the number of customers utilizing our services and the number of clinical trials we support.

Service revenues increased by $19.7 million, or 176.6%, from $11.2 million to $30.9 million for the three months ended September 30, 2021, as compared to the same period in 2020. This increase was driven by the acquisition of CRYOPDP on October 1, 2020, which contributed $15.6 million in revenue from temperature-controlled specialty courier and supply chain services, including packaging, pick-pack kit preparation, the continuing ramp of revenue from our Cryoport Express® solutions, which increased by $3.9 million, or 39.9%, and revenue from our biostorage services, which increased by $0.2 million, or 13.1%.

Product revenues were $25.8 million for the three months ended September 30, 2021, primarily a result of the acquisition of MVE Biological Solutions on October 1, 2020, representing revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing C&GT market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $36.2 million, or 371.3%, from $9.8 million to $46.0 million for the three months ended September 30, 2021, as compared to the same period in 2020. This increase was driven by revenue from the acquisition of MVE Biological Solutions and CRYOPDP on October 1, 2020, which contributed $16.6 million and $15.6 million, respectively, and the increase in organic revenue by $4.0 million, or 41.4%, to $13.8 million driven by revenue growth from the support of clinical trials. We now support 582 clinical trials, of which 459 are in the Americas, 92 are in EMEA and 31 are in APAC, compared to 517 clinical trials supported as of September 30, 2020 (411 in the Americas, 83 in EMEA and 23 in APAC). The number of Phase III clinical trials supported increased to 70 trials as of September 30, 2021, of which 48 are in the Americas, 21 are in EMEA, and 1 is in APAC. This compares to 66 Phase III trials (47 in the Americas, 18 in EMEA and 1 in APAC) supported as of September 30, 2020. The activity in the clinical trial space, particularly in the C&GT market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $8.0 million, or 3,598.1%, from $0.2 million to $8.3 million for the three months ended September 30, 2021, as compared to the same period in 2020. This increase was primarily driven by the acquisition of MVE Biological Solutions on October 1, 2020.

Revenues in the reproductive medicine market increased $1.2 million, or 104.5%, from $1.2 million to $2.4 million for the three months ended September 30, 2021, as compared to the same period in 2020. This increase was driven by an increase in organic revenue of $0.1 million, or 9.8%, to $1.3 million, demonstrating the continued success of our CryoStork®-branded offering, and revenue of $1.1 million contributed by MVE Biological Solutions during the third quarter of 2021.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2021 was 41.5% of total revenues, as compared to 54.2% of total revenues for the three months ended September 30, 2020. The gross margin was primarily impacted by the margin profiles and related margin contributions from the acquisitions of MVE Biological Solutions and CRYOPDP and investments in our growth initiatives, as well as capacity contraints of suppliers and challenges from transportation networks, primarily impacting the MVE Biological Solutions business. Cost of total revenues increased $28.1 million to $33.2 million for the three months ended September 30, 2021, as compared to $5.1 million in the same period in 2020. The increase in cost of total revenues is commensurate with the increase in business volume and the addition of cost of revenue from the acquisitions of MVE Biological Solutions and CRYOPDP in October 2020.

Gross margin for our service revenues was 41.4% of service revenues, as compared to 54.2% of service revenues for the three months ended September 30, 2020. This decrease was a result of the lower margin contribution from the acquisition of CRYOPDP in October 2020. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 41.6% of product revenues. Product revenues, related cost of revenues and resulting gross margins were primarily a result of the acquisition of MVE Biological Solutions. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues. MVE Biological Solutions experienced higher labor, materials and transportation costs during the third quarter ended September 30, 2021 as a result of global supply chain constraints.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the three months ended September 30, 2021, SG&A expenses increased by $9.4 million, or 65.1% as compared to the same period in 2020. This increase is primarily due to the addition of $11.5 million of SG&A expenses from the acquisition of MVE Biological Solutions and CRYOPDP in October 2020, as well as the continued expansion of our infrastructure to support the acquisitions and expected future growth. Wages and associated employee costs increased $6.2 million from $4.3 million in 2020 to $10.4 million in 2021. Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of CRYOPDP and MVE Biological Solutions in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets. Intangible asset amortization expense increased by $3.6 million, from $0.1 million in 2020, to $3.7 million in 2021. Public company related expenses (including legal, audit and internal control audit fees) increased $2.0 million, facility and other overhead allocations increased $1.2 million and stock compensation expense increased by $1.2 million compared to the same period in 2020. These increases were partially offset by a reduction of $5.7 million in consulting, legal and other acquisition-related expenses in 2021 as compared to the same period in 2020.

Engineering and development expenses. Engineering and development expenses increased $1.9 million, or 81.2%, for three months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $0.7 million in consulting, prototype and development costs directed at further enhancing our logistics and supply chain solutions and $0.6 million in wages and associated employee costs to add software development and engineering resources. We continually invest to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® Shipper fleet, such as the CryosphereTM shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $0.7 million, for the three months ended September 30, 2021, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased $0.7 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 due to interest on the convertible senior notes.

Other expense, net. The increase in other expense, net for the three months ended September 30, 2021 is primarily due to realized and unrealized gains and losses on short-term investments and foreign currency fluctuations.

Provision for income taxes. The provision for income taxes increased $1.1 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, our taxes reflected an effective income tax rate of negative 18.6% and 0.3%, respectively. The negative effective tax rate of 18.6% for the three months ended September 30, 2021 was principally due to our accrual of taxes on our foreign earnings with no offsetting tax benefit for our domestic losses due to the valuation allowance on domestic deferred tax assets. The effective tax rate for the three months ended September 30, 2021 varied significantly from the effective tax rate from the prior year primarily due to our increase in foreign operations as a result of the acquisitions of MVE Biological Solutions and CRYOPDP during the fourth quarter of 2020.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend of $2.0 million relates to the private placement of Series C Preferred Stock with Blackstone.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

	($ in 000’s)
Service revenues	$87,342	$30,335	$57,007	187.9%
Product revenues	78,826	—	78,826	100%
Total revenues	166,168	30,335	135,833	447.8%

Cost of service revenues	(50,409)	(13,895)	(36,514)	262.8%
Cost of product revenues	(42,295)	—	(42,295)	100%
Total cost of revenues	(92,704)	(13,895)	(78,809)	567.2%

Gross margin	73,464	16,440	57,024	346.9%
Selling, general and administrative	(69,977)	(30,613)	(39,364)	128.6%
Engineering and development	(12,953)	(5,991)	(6,962)	116.2%
Investment income	1,618	808	810	100.2%
Interest expense	(3,563)	(2,290)	(1,273)	55.6%
Other expense, net	(1,469)	536	(2,005)	(373.7)%
Provision for income taxes	(2,562)	(54)	(2,508)	4,661.9%

Net loss	$(15,442)	$(21,164)	$5,722	(27.0)%
Paid-in-kind dividend on Series C convertible preferred stock	(6,196)	—	(6,196)	100%
Net loss attributatble to common stockholders	$(21,638)	$(21,164)	$(474)	2.2%

Total revenues by market (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Biopharma/Pharma	133,878	27,120	106,758	393.7%
Animal health	25,655	664	24,991	3,761.9%
Reproductive medicine	6,635	2,551	4,084	160.0%
Total revenues	$166,168	$30,335	$135,833	447.8%

Revenues. Revenues increased by $135.8 million, or 447.8%, from $30.3 million to $166.2 million for nine months ended September 30, 2021, as compared to the same period in 2020. This increase was primarily driven by revenue from the acquisition of MVE biological Solutions and CRYOPDP on October 1, 2020, which contributed $78.6 million and $44.4 million, respectively, and the increase in organic revenue by $12.8 million, or 42.3%, to $43.2 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily driven by increased activity from our biopharmaceutical customers. During 2021 we experienced an increase in the number of customers utilizing our services and the number of clinical trials we support.

Service revenues increased by $57.0 million, or 187.9%, from $30.3 million to $87.3 million for the nine months ended September 30, 2021, as compared to the same period in 2020. This increase was driven by the acquisition of CRYOPDP on October 1, 2020, which contributed $44.4 million in revenue from temperature-controlled specialty courier and supply chain services, including packaging, pick-pack kit preparation, the continuing ramp of revenue from our Cryoport Express® solutions, which increased by $11.9 million, or 44.9%, and revenue from our biostorage services, which increased by $0.6 million, or 14.4%.

Product revenues were $78.8 million for the nine months ended September 30, 2021, primarily a result of the acquisition of MVE Biological Solutions on October 1, 2020, representing revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy (“C&GT”) market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $106.8 million, or 393.7%, from $27.1 million to $133.9 million for the nine months ended September 30, 2021, as compared to the same period in 2020. This increase was driven by revenue from the acquisition of MVE Biological Solutions and CRYOPDP on October 1, 2020, which contributed $51.2 million and $44.4 million, respectively, and the increase in organic revenue by $11.2 million, or 41.3%, to $38.3 million driven by revenue growth from the support of clinical trials. As of September 30, 2021, we supported 582 clinical trials, of which 459 were in the Americas, 92 were in EMEA and 31 were in APAC, compared to 517 clinical trials supported as of September 30, 2020 (411 in the Americas, 83 in EMEA and 23 in APAC). The number of Phase III clinical trials supported increased to 70 trials as of September 30, 2021, of which 48 are in the Americas, 21 are in EMEA, and 1 is in APAC. This compares to 66 Phase III trials (47 in the Americas, 18 in EMEA and 1 in APAC) supported as of September 30, 2020. The activity in the clinical trial space, particularly in the C&GT market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $25.0 million, or 3,761.9%, from $0.7 million to $25.7 million for the nine months ended September 30, 2021, as compared to the same period in 2020. This increase was primarily driven by the acquisition of MVE Biological Solutions on October 1, 2020.

Revenues in the reproductive medicine market increased $4.1 million, or 160.0%, from 2.6 million to $6.6 million for the nine months ended September 30, 2021, as compared to the same period in 2020. This increase was driven by an increase in organic revenue of $1.5 million, or 57.6%, to $4.0 million, demonstrating the continued success of our CryoStork®-branded offering, and revenue of $2.6 million contributed by MVE Biological Solutions during 2021.

Gross margin and cost of revenues. Gross margin for the nine months ended September 30, 2021 was 44.2% of total revenues, as compared to 54.2% of total revenues for the nine months ended September 30, 2020. The nine-month period gross margin was primarily impacted by the margin profiles and related margin contributions of the MVE Biological Solutions and CRYOPDP acquisitions completed October 1, 2020. The third quarter 2021 gross margin was impacted by investments in our growth initiatives, as well as increased costs as a result of global supply chain constraints, primarily impacting the MVE Biological Solutions business. Cost of total revenues increased $78.8 million to $92.7 million for the nine months ended September 30, 2021, as compared to $13.9 million in the same period in 2020. The increase in cost of total revenues is commensurate with the increase in business volume and the addition of cost of revenue from the acquisitions of MVE Biological Solutions and CRYOPDP in October 2020.

Gross margin for our service revenues was 42.3% of service revenues, as compared to 54.2% of service revenues for the nine months ended September 30, 2020. This decrease was a result of the lower margin contribution from the acquisition of CRYOPDP in October 2020. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 46.3% of product revenues. Product revenues, related cost of revenues and resulting gross margins were primarily a result of the acquisition of MVE Biological Solutions. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the nine months ended September 30, 2021, SG&A expenses increased by $39.4 million, or 128.6% as compared to the same period in 2020. This increase is primarily due to the addition of $33.9 million of SG&A expenses from the acquisition of MVE Biological Solutions and CRYOPDP in October 2020, as well as the continued expansion of our infrastructure to support the acquisitions and expected future growth. Wages and associated employee costs increased $20.1 million from $11.0 million in 2020 to $31.1 million in 2021. Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of CRYOPDP and MVE Biological Solutions in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets. Intangible asset amortization expense increased by $10.4 million, from $0.4 million in 2020, to $10.8 million in 2021. Facility and other overhead allocations increased $4.4 million, public company related expenses (including legal, audit and internal control audit fees) increased by $3.3 million and stock compensation expense increased by $3.7 million compared to the same period in 2020. These increases were partially offset by a $7.0 million decrease in consulting, legal and other acquisition-related expenses in 2021 as compared to the same period in 2020.

Engineering and development expenses. Engineering and development expenses increased $7.0 million, or 116.2%, for nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $3.3 million in consulting, prototype and development costs directed at further enhancing our logistics and supply chain solutions and $2.4 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® Shipper fleet, such as the CryosphereTM shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $0.8 million, for the nine months ended September 30, 2021, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased $1.3 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 due to interest on the convertible senior notes.

Other expense, net. The increase in other expense, net for the nine months ended September 30, 2021 is primarily due to realized and unrealized gains and losses on short-term investments and foreign currency fluctuations.

Provision for income taxes. The provision for income taxes increased $2.5 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, our taxes reflected an effective income tax rate of negative 19.9% and 0.3%, respectively. The negative effective tax rate of 19.9% for the nine months ended September 30, 2021 was principally due to our accrual of taxes on our foreign earnings with no offsetting tax benefit for our domestic losses due to the valuation allowance on domestic deferred tax assets. The effective tax rate for the nine months ended September 30, 2021 varied significantly from the effective tax rate from the prior year primarily due to our increase in foreign operations as a result of the acquisitions of MVE Biological Solutions and CRYOPDP during the fourth quarter of 2020.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend of $6.2 million relates to the private placement of Series C Preferred Stock with Blackstone.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
GAAP net loss	$(6,526)	$(11,418)	$(15,442)	$(21,164)
Non-GAAP adjustments to net loss:
Depreciation and amortization costs	5,157	830	14,944	2,499
Acquisition and integration costs	1,450	5,765	3,340	7,380
Investment income	(851)	(188)	(1,618)	(808)
Interest expense, net	1,189	1,889	3,563	2,290
Stock-based compensation expense	4,148	2,433	11,163	6,355
Income taxes	1,024	(29)	2,562	54
Adjusted EBITDA	$5,591	$(718)	$18,512	$(3,394)

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash and cash equivalents of $43.7 million, $305.8 million in short-term investments and had working capital of $369.3 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the nine months ended September 30, 2021, we provided $5.5 million of cash for operations which included non-cash expenses of $27.6 million comprised of $14.9 million of depreciation and amortization, $11.2 million of stock-based compensation, $0.3 million of unrealized losses on our equity securities as well as $0.7 million of amortization of debt discount. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts receivable of $6.6 million, an increase in inventory of $3.0 million, and an increase in accrued compensation of $1.2 million. These increases were partially offset by the net loss of $15.4 million and a decrease in accounts payable and accrued expenses of $2.3 million and a decrease in prepaids and other current assets of $2.7 million.

Net cash used in investing activities of $273.3 million during the nine months ended September 30, 2021 was primarily due to the $292.3 million purchase of short-term investments, the acquisition of CTSA and F-airGate for $5.0 million, $15.6 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment, partially offset by the maturity of short-term investments of $41.0 million.

Net cash provided by financing activities totaled $275.8 million during the nine months ended September 30, 2021, primarily as a result of $269.8 million in net proceeds from our January 2021 public offering of common stock and $6.0 million proceeds from the exercise of stock options and warrants.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. For additional information about the Senior Notes and Investments, see Notes 5, 6 and 9 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of September 30, 2021, of $18.9 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $0.9 million, $1.9 million and $3.8 million, respectively, recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long-term intercompany balances denominated in Euros. Based on the long-term intercompany balances as of September 30, 2021, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $3.9 million, $7.8 million, and $15.8 million, respectively, recorded to “Accumulated other comprehensive income”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

As permitted by SEC guidance for newly acquired businesses, management’s assessment of our disclosure controls and procedures did not include an assessment of the controls and procedures of MVE and CRYOPDP, which were acquired October 1, 2020. MVE and CRYOPDP accounted for 42% and 21% of total assets and 52% and 5% of net assets, respectively, as of September 30, 2021 and 47% and 28% of revenues and (96)% and 26% of net loss, respectively, for the nine months ended September 30, 2021.

Changes in internal control over financial reporting.

We have extended our oversight and monitoring processes that support internal control over financial reporting to include the acquired operations of MVE Biological Solutions and CRYOPDP into the Company’s overall internal control over financial reporting process. There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2020 and the risk factor described below, which could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

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

For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Certain of our MVE Biological Solutions products and our Smartpak system are dependent on some of these electronic components. A continued shortage of electronic components may impact us significantly and could cause us to experience extended lead times and increased prices from our suppliers. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule and our services, all of which would have an adverse effect on our business operations, financial performance and results of operations. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements or are relying on standard purchase orders or on component parts available on the open market, which may further result in increased costs combined with reduced availability.

If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in a significant increase in costs. Even though, we have experienced materials and transportation challenges, to date, we have not experienced any material delay that has adversely impacted our operations, but this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability. Continued delay in our ability to produce and deliver our products and services could also cause our customers to purchase alternative products and services from our competitors and/or harm our reputation.

The retirement of older telecommunications technology, such as 2G and 3G, by cellular network providers will require updates to our equipment, which could adversely impact our business operations, financial performance and results of operations.

Most providers of cellular networks globally have begun to retire their 2G cellular networks and/or have announced their intentions to retire their 2G and 3G cellular networks sometime in 2022. Certain elements of our operating model, including our SmartPak II® condition monitoring system, currently relies in part on 2G and 3G cellular networks to transmit data to our Cryoportal® Logistics Management Platform. We are currently in the process of upgrading our existing equipment that use these cellular networks in order to meet new network standards. Additionally, current delays and uncertainties in the supply chain for semiconductor chips may impact the timely delivery to us of the sensors required to make some of these upgrades. If we are unable to upgrade our existing equipment prior to the retirement of 2G and 3G cellular networks in a timely and cost-effective manner, our business operations, financial performance and results of operations could be materially adversely affected, including due to disruptions in our ability to provide our full monitoring solutions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended September 30, 2021.

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

Cryoport, Inc.

Dated: November 4, 2021

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: November 4, 2021

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer