Form 10-Q
period 2022-03-31
Cryoport, Inc.
filed 2022-05-05
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of April 22, 2022 there were 49,376,409 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$134,448	$139,101
Short-term investments	465,063	489,698
Accounts receivable, net	35,837	39,412
Inventories	22,062	16,501
Prepaid expenses and other current assets	8,363	8,804
Total current assets	665,773	693,516
Property and equipment, net	50,734	49,029
Operating lease right-of-use assets	17,948	20,675
Intangible assets, net	197,608	201,427
Goodwill	146,591	146,954
Deposits	944	950
Deferred tax asset	1,734	419
Total assets	$1,081,332	$1,112,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$28,309	$28,583
Accrued compensation and related expenses	12,096	9,912
Deferred revenue	517	547
Operating lease liabilities	3,466	3,542
Other liabilities	53	61
Total current liabilities	44,441	42,645
Convertible senior notes, net of discount of $12.0 million and $12.7 million, respectively	404,803	404,171
Note payable, net of discount of $0.03 million and $0.05 million, respectively	1,048	1,086
Operating lease liabilities, net of current portion	15,494	18,144
Deferred tax liability	5,002	4,018
Other long-term liabilities	372	349
Contingent consideration	738	729
Total liabilities	471,898	471,142

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	12,275	10,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,453,307 and 49,616,154 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	50	50
Additional paid-in capital	1,102,725	1,100,287
Accumulated deficit	(489,294)	(467,541)
Accumulated other comprehensive income	(16,322)	(1,243)
Total stockholders’ equity	609,434	641,828
Total liabilities and stockholders’ equity	$1,081,332	$1,112,970

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Service revenues	$32,910	$26,765
Product revenues	19,392	26,519
Total revenues	52,302	53,284

Cost of service revenues	18,718	15,552
Cost of product revenues	11,243	13,182
Total cost of revenues	29,961	28,734
Gross margin	22,341	24,550

Operating costs and expenses:
Selling, general and administrative	26,622	21,388
Engineering and development	3,538	4,304
Total operating costs and expenses	30,160	25,692

Loss from operations	(7,819)	(1,142)
Other income (expense):
Investment income	1,264	398
Interest expense	(1,491)	(1,210)
Other expense, net	(5,017)	(535)
Total other expense, net	(5,244)	(1,347)
Loss before provision for income taxes	(13,063)	(2,489)
Provision for income taxes	(341)	(1,038)
Net loss	$(13,404)	$(3,527)
Paid in kind dividend on Series C convertible preferred stock	(2,000)	(2,196)
Net loss attributable to common stockholders	$(15,404)	$(5,723)
Net loss per share attributable to common stockholders - basic and diluted	$(0.31)	$(0.13)
Weighted average common shares outstanding – basic and diluted	49,660,579	43,804,483

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ending March 31,
	2022	2021
Net loss	$(13,404)	$(3,527)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale debt securities	(14,065)	(768)
Reclassification of realized loss on available-for-sale debt securities to earnings	33	30
Foreign currency translation adjustments	(1,047)	(3,758)
Other comprehensive loss	(15,079)	(4,496)
Total comprehensive loss	$(28,483)	$(8,023)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)
Balance at December 31, 2020	—	—	—	—	250,000	2,844	39,837,058	40	566,451	(192,013)	5,376	382,698
Net loss	—	—	—	—	—	—	—	—	—	(3,527)	—	(3,527)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(4,496)	(4,496)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,979	—	—	2,979
Issuance of common stock for board of director compensation	—	—	—	—	—	—	229	—	11	—	—	11
Cost of Series C preferred stock conversion	—	—	—	—	—	—	—	—	(1,800)	—	—	(1,800)
Issuance of common stock in public offering, net of costs of $17.7 million	—	—	—	—	—	—	4,356,059	4	269,821	—	—	269,825
Conversion of Series C preferred shares to common stock	—	—	—	—	(50,000)	(765)	1,312,860	1	764	—	—	—
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	2,196	—	—	(2,196)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	187,486	—	1,585	—	—	1,585
Balance at March 31, 2021	—	$—	—	$—	200,000	$4,275	45,693,692	$45	$837,615	$(195,540)	$880	$647,275

Balance at December 31, 2021	—	—	—	—	200,000	10,275	49,616,154	50	1,100,287	(467,541)	(1,243)	641,828
Net loss	—	—	—	—	—	—	—	—	—	(13,404)	—	(13,404)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(15,079)	(15,079)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,125	—	—	4,125
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(306,300)	—	—	(8,349)	—	(8,349)
Vesting of restricted stock units	—	—	—	—	—	—	58,395	—	—	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	85,058	—	313	—	—	313
Balance at March 31, 2022	—	$—	—	$—	200,000	$12,275	49,453,307	$50	$1,102,725	$(489,294)	$(16,322)	$609,434

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(13,404)	$(3,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,365	4,837
Amortization of debt discount	643	264
Unrealized loss on investments in equity securities	4,908	263
Realized loss on available-for-sale investments	49	40
Stock-based compensation expense	4,125	2,990
Loss on disposal of property and equipment	92	71
Provision for bad debt	31	63
Insurance proceeds for operations	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	3,340	(5,213)
Inventories	(7,715)	(988)
Prepaid expenses and other current assets	21	(6,545)
Deposits	—	229
Change in operating lease right-of-use assets and lease liabilities	5	60
Accounts payable and other accrued expenses	(2,107)	532
Accrued compensation and related expenses	2,141	804
Deferred revenue	(30)	49
Deferred tax liability	60	80
Net cash provided by (used in) operating activities	524	(5,991)

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,245)	(2,811)
Insurance proceeds for loss of fixed assets	2,000	—
Software development costs	(213)	(193)
Purchases of short-term investments	(30,354)	(215,318)
Sales/maturities of short-term investments	36,000	3,000
Patent and trademark costs	(138)	(48)
Net cash provided by (used in) investing activities	3,050	(215,370)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and warrants	313	1,586
Proceeds from public offering, net of $17.7 million in offering costs	—	269,825
Repurchase of common stock	(8,349)	—
Repayment of finance lease liabilities	(13)	(18)
Net cash provided by (used in) financing activities	(8,049)	271,393
Effect of exchange rates on cash and cash equivalents	(178)	(1,411)
Net change in cash and cash equivalents	(4,653)	48,621
Cash and cash equivalents — beginning of period	139,101	36,873
Cash and cash equivalents — end of period	$134,448	$85,494
Supplemental Disclosure of Non-Cash Financing Activities:

Conversion of Series C Preferred Stock to common stock	$—	$765

Cost of Series C Preferred stock conversion included in additional paid-in-capital and accounts payable and accrued liabilities	$—	$1,800

CRYOPDP goodwill adjustment included in deferred tax liability	$—	$1,394

MVE goodwill adjustment included in fixed assets	$—	$71

Note valuation adjustment included in note payable and goodwill	$—	$1,266

Net unrealized loss on available-for-sale securities	$14,065	$768

Reclassification of realized loss on available-for-sale debt securities to earnings	$33	$30

Paid-in-kind preferred stock dividend	$2,000	$2,196

Fixed assets included in accounts payable and accrued liabilities	$549	$198

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

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

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

On October 1, 2020, the Company completed both the acquisition of MVE Biological Solutions (the “MVE Acquisition”) and the acquisition of CRYOPDP (the “CRYOPDP Acquisition”). In addition, in the second quarter of 2021, the Company completed the acquisitions of Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium to further enhance CRYOPDP’s existing global temperature-controlled supply chain capabilities in the APAC (Asia-Pacific) and EMEA (Europe, the Middle East, and Africa) regions. These acquisitions are further discussed in Note 4.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cryoport, Inc. and its wholly-owned subsidiaries, Cryoport Systems, LLC, Cryogene, Inc., MVE Biological Solutions US, LLC, and Cryoport Netherlands B.V. and subsidiaries, which includes CRYOPDP. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, note payable, and the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”) and 3.0% Convertible Senior Notes due in 2025 (the “2025 Senior Notes” and together with the 2026 Senior Notes, the “Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, note payable and the Senior Notes, approximates fair value at March 31, 2022 and December 31, 2021 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the note payable and the Senior Notes, see Notes 6 and 9.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at March 31, 2022 were in excess of amounts insured by the FDIC and

SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at March 31, 2022 and December 31, 2021 are net of reserves for doubtful accounts of $1.1 million and $1.2 million, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At March 31, 2022 and December 31, 2021, there were no customers that accounted for more than 10% of net accounts receivable.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the three months ended March 31, 2022 and 2021, the Company had revenues from foreign customers of approximately $24.4 million and $25.5 million, respectively, which constituted approximately 46.7% and 48.0%, respectively, of total revenues. No single customer generated over 10% of revenues during the three months ended March 31, 2022 and 2021.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed triggering events indicating potential goodwill impairment, including the effects of the COVID-19 pandemic, and after assessment, concluded that there was no impairment during the three months ended March 31, 2022.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the three months ended March 31, 2022.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2022.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, impact the effective tax rate.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Based on the weight of available evidence, the Company’s management has determined that it is not more likely than not that the U.S. based net deferred tax assets will be realized. Therefore, the Company has recorded a full valuation allowance against its U.S. based net deferred tax assets. With respect to the foreign based deferred tax assets, the Company’s management has reviewed these deferred tax assets on a jurisdictional basis. Based on the weight of each jurisdiction’s evidence available, the Company’s management has made separate determinations for each foreign jurisdiction regarding whether it is more likely than not that a net deferred tax asset within a particular jurisdiction will be realized. The Company has recorded full valuation allowances in jurisdictions where deferred tax assets are not deemed more likely than not to be realized.

The Company has recorded a net deferred tax liability in jurisdictions where taxable temporary differences associated with indefinite-lived intangible assets do not support the realization of deferred tax assets with finite carryforward periods. In addition, the Company has recorded a net deferred tax liability in jurisdictions where taxable temporary differences exceed deductible temporary differences.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accruals for interest or penalties on its consolidated balance sheets at March 31, 2022 and December 31, 2021 and has recorded only immaterial interest and/or penalties in the consolidated statements of operations for the three months ended March 31, 2022 and 2021. The Company is subject to taxation in the U.S., various state jurisdictions and in various foreign countries. As of March 31, 2022, the Company is no longer subject to U.S. federal examinations for years before 2018 and for California franchise and income tax examinations for years before 2017. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Indian tax authorities for 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

On June 29, 2020, the State of California passed Assembly Bill (“AB”) 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). These suspensions were considered in the preparation of the December 31, 2021 financial statements.  On February 9, 2022, the California governor signed Senate Bill (“SB”) 113, which was retroactive to January 1, 2021.  SB 113 removed the limitations from AB 85 on net operating loss and tax credit usage for the 2022 tax year.  This change in our ability to use the net operating loss deduction and R&D credits in California were considered in the preparation of the March 31, 2022, financial statements.

On March 11, 2021, the United States enacted the American Rescue Plan (“ARP”). The ARP includes provisions extending certain CARES Act provisions, repeals a worldwide interest allocation election, modifies the $1 million executive compensation limitation for years after 2026 and extends the employee retention credit. The Company will continue to evaluate the impact of the ARP and its impact on our financial statements in 2022 and beyond.

The 2017 Tax Cuts and Jobs Act amended the Internal Revenue Code (“Code”), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (“R&E”) and to require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Additionally, the R&E credit may only be claimed for costs that are eligible to be treated as R&E expenditures under the Code.  This change in the treatment of R&E expenditures has been considered in the preparation of the March 31, 2022, financial statements.

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

Product warranty accrued liabilities totaled $0.5 million at March 31, 2022 and December 31, 2021, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the three months ended March 31, 2022, and 2021.

Incremental Direct Costs

Incremental direct costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the three months ended March 31, 2022 and 2021.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $0.5 million at March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company recognized revenues of $0.3 million and $0.2 million from the related contract liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Biopharma/Pharma	$43,011	$42,393
Animal Health	6,794	8,997
Reproductive Medicine	2,497	1,894
Total revenues	$52,302	$53,284

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$27,878	$27,734
Europe, the Middle East and Africa (EMEA)	16,187	14,208
Asia Pacific (APAC)	8,237	11,342
Total revenues	$52,302	$53,284

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

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,404)	$(3,527)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,196)
Net loss attributable to common shareholders	$(15,404)	$(5,723)
Weighted average common shares outstanding – basic and diluted	49,660,579	43,804,483
Basic and diluted net loss per share	$(0.31)	$(0.13)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	4,699,476	6,149,186
Restricted stock units	693,887	304,157
Series C convertible preferred stock	5,497,939	5,283,411
Conversion of 2026 Senior Notes	3,422,780	—
Conversion of 2025 Senior Notes	599,954	4,810,002
	14,914,036	16,546,756

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the Netherlands and United Kingdom subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(1.1) million, and $(3.8) million for the three months ended March 31, 2022 and 2021, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Recently Adopted Accounting Pronouncements

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments.” Under this ASU, lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in Topic 842 and (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years for all public business entities. We adopted this standard in the first quarter of fiscal 2022, which did not have a material impact on the Company’s consolidated financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force).” ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. ASU 2021-04 is applied prospectively and is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We adopted this standard in the first quarter of fiscal 2022, which did not have a material impact on the Company’s consolidated financial statements or disclosures.

Accounting Guidance Issued but Not Adopted at March 31, 2022

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities, such as Cryoport, that have not yet adopted the CECL accounting model in ASU 2016-13, the effective date for the amendments in ASU 2022-02 is the same as the effective date in ASU 2016-13 (i.e., fiscal years beginning after December 15, 2022, including interim periods within those fiscal years). We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. We are currently evaluating the impact of adopting this guidance.

Note 4. Acquisitions

2021 Acquisitions

In the second quarter of 2021, we completed the acquisitions of Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium to further enhance our existing global temperature-controlled supply chain capabilities in the APAC and EMEA regions. The combined purchase consideration was $6.8 million, of which $2.7 million was allocated to goodwill and $2.8 million to identifiable intangible assets. The combined purchase consideration also included a contingent consideration liability of $0.7 million. The acquisitions include earnout provisions subject to achieving future EBITDA targets through 2025 and certain employment requirements, as defined in the share purchase agreements. The goodwill amount represents synergies related to our existing logistics management services. Through March 31, 2022, the Company recorded combined measurement period adjustments of $0.8 million, mainly comprised of deferred tax adjustments. The acquired goodwill and intangible assets are not deductible for tax purposes.

Note 5. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Cash	$32,647	$27,788
Cash equivalents:
Money market mutual fund	101,801	111,313
Total cash and cash equivalents	134,448	139,101
Short-term investments:
U.S. Treasury notes and bills	316,939	223,896
Mutual funds	105,536	110,006
Corporate debt securities	42,588	155,796
Total short-term investments	465,063	489,698
Cash, cash equivalents and short-term investments	$599,511	$628,799

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at March 31, 2022 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$322,728	$—	$(5,789)	$316,939
Corporate debt securities	50,831	—	(8,243)	42,588
Total available-for-sale investments	$373,559	$—	$(14,032)	$359,527

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2022:

	Amortized Cost	Fair Value
Due within one year	$37,955	$37,885
Due after one year through five years	319,994	307,103
Due after five years through ten years	15,610	14,539
Total	$373,559	$359,527

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2021 were as follows (in thousands):

		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$226,020	$12	$(2,136)	$223,896
Corporate debt securities	157,527	—	(1,731)	155,796
Total available-for-sale investments	$383,547	$12	$(3,867)	$379,692

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2021:

	Amortized Cost	Fair Value
Due within one year	$39,081	$39,035
Due after one year through five years	328,776	325,047
Due after five years through ten years	15,690	15,610
Total	$383,547	$379,692

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

During the three months ended March 31, 2022 and 2021 we had realized losses of $(0.05) million and $(0.04) million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $105.5 million at March 31, 2022. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized losses during 2022 and 2021 related to equity securities held at March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net losses recognized during the three months on equity securities	$(4,908)	$(263)
Less: net gains (losses) recognized during the year on equity securities sold during the year	—	—
Unrealized losses recognized during the three months on equity securities still held at March 31, 2022 and 2021	$(4,908)	$(263)

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

The fair value of the contingent consideration liability for the two acquisitions completed during the second quarter of 2021 was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. As of March 31, 2022, the contingent consideration for both acquisitions combined was determined to have an aggregate fair value of $0.7 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheet as of March 31, 2022. The contingent consideration for both acquisitions, if earned, is to be paid in cash in two to four years. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of March 31, 2022 and 2021 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2022
Cash equivalents:
Money market mutual fund	$101,801	$—	$—	$101,801
Marketable equity securities:
Mutual funds	105,536	—	—	105,536
Available-for-sale debt securities:
U.S. Treasury notes	316,939			316,939
Corporate debt securities	42,588	—	—	42,588
	$566,864	$—	$—	$566,864

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash equivalents:
Money market mutual fund	$111,313	$—	$—	$111,313
Marketable equity securities:
Mutual funds	110,006	—	—	110,006
Available-for-sale debt securities:
U.S. Treasury notes	223,896	—	—	223,896
Corporate debt securities	155,796	—	—	155,796
	$601,011	$—	$—	$601,011

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2022.

We carry the Convertible Senior Notes (see Note 9) at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present fair value for disclosure purposes only. We estimate the fair value of the Convertible Senior Notes using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

The following table presents the estimated fair values and the carrying values (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$390,790	$315,008	$390,523	$331,783
2025 Senior Notes	$14,012	$13,155	$13,648	$13,628

Note 7. Inventory

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$15,608	$11,846
Work-in-process	351	670
Finished goods	6,103	3,985
Total	$22,062	$16,501

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Balance at beginning of year	146,954	145,282
Foreign currency adjustment	(369)	(1,405)
Goodwill related to MVE acquisition	—	18
Goodwill related to CRYOPDP acquisition	—	(2,590)
Goodwill related to CTSA and F-airGate acquisitions	6	—
Total	$146,591	$141,305

Intangible Assets

The following table presents our intangible assets as of March 31, 2022 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$221	$169	2
Technology	35,327	5,655	29,672	10
Customer relationships	128,593	14,071	114,522	13
Trade name/trademark	510	120	390	12
Agent network	10,686	3,770	6,916	3
Order backlog	2,600	2,600	—	—
Land use rights	2,378	22	2,356	36
Patents and trademarks	44,704	1,121	43,583	—
Total	$225,188	$27,580	$197,608

The following table presents our intangible assets as of December 31, 2021 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$201	$189	2
Technology	35,116	4,790	30,326	10
Customer relationships	128,593	11,725	116,868	13
Trade name/trademark	510	112	398	12
Agent network	10,686	3,047	7,639	3
Order backlog	2,600	2,600	—	—
Land use rights	2,378	7	2,371	36
Patents and trademarks	44,566	930	43,636	—
Total	$224,839	$23,412	$201,427

Amortization expense for intangible assets for the three months ended March 31, 2022 and 2021, was $3.8 million and $3.6 million, respectively.

Expected future amortization of intangible assets as of March 31, 2022 is as follows:

Years Ending December 31,	Amount
Remainder of 2022	$11,260
2023	14,942
2024	14,283
2025	12,228
2026	12,075
Thereafter	88,191
$152,979

Note 9. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	402,500	402,500
Less: unamortized debt issuance costs	(12,041)	(12,673)
Net carrying value of Convertible Senior Notes payable	$404,803	$404,171

Interest expense incurred in connection with the Senior Notes consisted of the following for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Coupon interest	$862	$862
Amortization of debt issuance costs	631	192
Total interest expense on Convertible Senior Notes	$1,493	$1,054

The Company’s 2025 Senior Notes and 2026 Senior Notes payable of $14.3 million and $402.5 million, respectively, are due and payable in 2025 and 2026, respectively.

2026 Senior Notes

On November 12, 2021, the Company issued $402.5 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2026 (the "2026 Senior Notes"), which includes the initial purchasers' exercise in full of their option to purchase an additional $52.5 million principal amount of the 2026 Senior Notes, in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The 2026 Senior Notes are governed by an indenture (the "2026 Indenture") dated November 12, 2021 between the Company, as issuer, and U.S. Bank National Association, as trustee (the "Trustee"). The Company received $390.4 million from the offering, net of underwriting discounts and commissions of $12.1 million, and incurred approximately $0.6 million in third-party offering related costs. The 2026 Senior Notes bear cash interest at a rate of 0.75%, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 and will mature on December 1, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2026 Senior Notes. At March 31, 2022, accrued interest of $1.2 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2026 Senior Notes comprise the Company's senior, unsecured obligations and are (i) equal in right of payment with the Company's existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated to the 2026 Senior Notes; (iii) effectively subordinated to the Company's existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company's subsidiaries.

Noteholders may convert their 2026 Senior Notes at their option into shares of the Company's common stock in the following circumstances: (1) before the close of business on the business day immediately before September 1, 2026, noteholders have the right to convert their 2026 Senior Notes only upon the occurrence of certain events (e.g., if sale price per share of the Company's common stock exceeds 130% of the conversion price for a number of trading days; upon the occurrence of certain corporate events or distributions on the Company's common stock; if the Company calls the 2026 Senior Notes for redemption); and (2) from and after September 1, 2026, noteholders may convert their 2026 Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election. The 2026 Senior Notes are initially convertible into approximately 3,422,780 shares of the Company's common stock based on the initial conversion rate of 8.5038 shares of the Company's common stock per $1,000 principal amount of the 2026 Senior Notes, which represents an initial conversion price of approximately $117.59 per share of the Company's common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, if certain corporate events that constitute a "Make-Whole Fundamental Change" (as defined in the 2026 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time and is determined by reference to a make-whole table set forth in the 2026 Indenture governing the 2026 Senior Notes. However, in no event will the conversion rate be increased to an amount that exceeds 12.3304 shares of the Company's common stock per $1,000 principal amount of 2026 Senior Notes. In addition, the holders of the 2026 Senior Notes may require the Company to repurchase the 2026 Senior Notes at a cash repurchase price equal to the principal amount of the 2026 Senior Notes plus accrued and unpaid interest following the occurrence of a "Fundamental Change" (as described in the 2026 Indenture).

The 2026 Senior Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company's option at any time, and from time to time, on or after December 6, 2024 and on or before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2026 Senior Notes unless at least $100.00 million aggregate principal amount of 2026 Senior Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2026 Senior Notes for redemption will constitute a Make-Whole Fundamental Change with respect to the 2026 Senior Notes, in which case the conversion rate applicable to the conversion of that 2026 Senior Notes will be increased in certain circumstances if it is converted during the related redemption conversion period.

The 2026 Senior Notes contain customary terms and events of default. If an event of default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, the 2026 Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other event of default (as defined in the 2026 Indenture) occurs and is continuing, then, the Trustee, by notice to the Company, or holders of at least 25% of the aggregate principal amount of the 2026 Senior Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Senior Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Senior Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Senior Notes. There were no events of default at March 31, 2022.

The 2026 Senior Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") and ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40"). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer's stock and (2) meet the requirements of the equity classification guidance. Based upon the Company's analysis, it was determined the 2026 Senior Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the 2026 Senior Notes were recorded as a single liability measured at amortized cost on the consolidated balance sheet.

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

2025 Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% Convertible Senior Notes due in 2025 (the "2025 Senior Notes"), which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the 2025 Senior Notes, in a private placement exempt from registration under the Securities Act. The 2025 Senior Notes are governed by an indenture (the “2025 Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The 2025 Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2025 Senior Notes. At March 31, 2022, accrued interest of $0.1 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements.  The 2025 Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

At any time before the close of business on the scheduled trading day immediately before the maturity date, holders of the 2025 Senior Notes may convert their 2025 Senior Notes at their option into shares of the Company’s common stock. The 2025 Senior Notes were initially convertible into approximately 4,810,002 shares of the Company’s common stock based on the initial conversion rate of 41.8261 shares of the Company’s common stock per $1,000 principal amount of the 2025 Senior Notes, which represents an initial conversion price of approximately $23.91 per share of the Company’s common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2025 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time and is determined by reference to a make-whole table set forth in the 2025 Indenture. However, in no event will the conversion rate be increased to an amount that exceeds 48.10 shares of the Company’s common stock per $1,000 principal amount of 2025 Senior Notes. In addition, the holders of the 2025 Senior Notes may require the Company to repurchase the 2025 Senior Notes at par value plus accrued and unpaid interest following the occurrence of a “Fundamental Change” (as described in the 2025 Indenture).

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

The 2025 Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the 2025 Indenture) occurs with respect to the Company, the principal amount of the 2025 Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the 2025 Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the principal amount of the Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at March 31, 2022.

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

On November 9, 2021, the Company entered into separate, privately negotiated note purchase agreements with a limited number of holders of its 2025 Senior Notes pursuant to which the Company repurchased approximately $100.7 million principal amount of 2025 Senior Notes for an aggregate cash repurchase price of approximately $351.1 million, which includes accrued and unpaid interest on the repurchased 2025 Senior Notes.  The Company used net proceeds from a registered direct placement of its common stock to holders of its 2025 Senior Notes, together with a portion of the net proceeds from the issuance of the 2026 Senior Notes, to repurchase the $100.7 million principal amount of 2025 Senior Notes (see Note 12). This transaction involved contemporaneous exchanges of cash between the Company and the same limited number of holders of the 2025 Senior Notes participating in the issuance of the 2026 Senior Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting depending on whether the exchange is determined to have substantially different terms. The repurchase of the 2025 Senior Notes and issuance of the 2026 Senior Notes were deemed to have substantially different terms based on the present value of the cash flows. Therefore, the repurchase of the 2025 Senior Notes was accounted for as a debt extinguishment. The Company recorded $251.8 million as loss on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2021, which includes the write off of related deferred financing costs of $2.6 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Senior Notes as of March 31, 2022 was $14.3 million.

In connection with the issuance of the 2025 Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the 2025 Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the 2025 Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the 2025 Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the Indenture accrue on any day on a Note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the 2025 Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of 2025 Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of March 31, 2022, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.

Note 10. Note Payable

In connection with the acquisition of CRYOPDP, the Company assumed an interest free unsecured note payable of €4.0 million ($4.5 million) repayable in two installments. The first installment of €3.0 million ($3.4 million) was paid in December 2021 and the second installment of €1.0 million ($1.1 million) is to be repaid no later than December 31, 2022. A fair market value discount of €0.2 million ($0.3 million) was recorded and is amortized to interest expense using the effective interest method over the term of the note. During the three months ended March 31, 2022 and 2021, the Company amortized €0.01 million ($0.01 million) and €0.06 million ($0.07 million), respectively, of the debt discount to interest expense for this note.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,244	$922

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,210	$851
Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$766	$2,781

	March 31,	December 31,
	2022	2021
Weighted-Average Remaining Lease Term
Operating leases	5.9 years	5.6 years

Weighted-Average Discount Rate
Operating leases	5.1%	5.1%

Future minimum lease payments under non-cancellable leases that have commenced as of March 31, 2022 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$3,464
2023	4,147
2024	3,623
2025	2,982
2026	2,833
Thereafter	5,626
Total future minimum lease payments	22,675
Less imputed interest	(3,715)
Total	$18,960

Operating
Reported as of March 31, 2022	Leases
Current lease liabilities	$3,466
Noncurrent lease liabilities	15,494
Total	$18,960

Note 12. Commitments and Contingencies

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE Biological Solutions manufacturing facility located in New Prague, Minnesota. The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up to full production during the first quarter of 2022. The Company estimates the revenue impact of $9.4 million to be limited to the first quarter. Furthermore, the Company expects its insurance to cover the costs to restore and re-open the facility, as well as related business interruption losses.

Facility and Equipment Leases

We lease various principal facilities which include corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities under operating leases in the United States, including in Tennessee, California, New Jersey, Texas, and Georgia, and internationally in the Netherlands, Portugal, and France. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis.   In addition, we lease certain equipment which expires through February 2025 (See Note 11).

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

Repurchase Program

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased 306,300 shares of its common stock under the Repurchase Program during the three months ended March 31, 2022, at an average price of $27.24 per share, for an aggregate purchase price of $8.3 million. These shares were returned to the status of authorized but unissued shares of common stock.  All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

November 2021 Registered Direct Placement and Stock Purchase Agreements

Concurrent with the issuance of the 2026 Senior Notes in November 2021, the Company conducted a registered direct placement of 3,072,038 shares of its common stock at $81.10 per share (“Concurrent Placement”). The Company received net proceeds of approximately $248.9 million, net of offering expenses. The Company used the net proceeds from the Concurrent Placement, together with a portion of the net proceeds from the issuance of the 2026 Senior Notes, to repurchase approximately $100.7 million principal amount of the 2025 Senior Notes in separate, privately negotiated repurchase transactions with a limited number of holders of the 2025 Senior Notes, for a cash repurchase price of approximately $351.1 million. The remainder of the net proceeds of approximately $288.4 million, after deducting banker fees, will be used for general corporate purposes (See Note 9).

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

Blackstone Private Placement

In connection with the MVE Acquisition, on October 1, 2020 (the “Closing Date”), the Company completed a private placement with an investment vehicle of funds affiliated with The Blackstone Group Inc. (collectively, “Blackstone”), consisting of (i) 250,000 shares of a newly designated 4.0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a price of $1,000 per share, for $250.0 million, and (ii) 675,536 shares of common stock of the Company, par value $0.001 per share, for $25.0 million, for an aggregate purchase price of $275.0 million. The Company paid Blackstone $1.0 million as reimbursement for transactional expenses incurred in connection with the private placement at the Closing Date. Also, the Company incurred direct and incremental expenses of approximately $8.6 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Company allocated the net proceeds of $265.4 million on a relative fair value basis to the Series C Preferred Stock and the common stock, resulting in allocated proceeds of $28.2 million and $237.2 million, respectively.

The Series C Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). The Series C Preferred Stock has the following rights, preferences and privileges:

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the three months ended March 31, 2022 and the year ended December 31, 2021 were $2.0 million and $8.2 million, respectively.

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

Redemption Rights. The Company may redeem the Series C Preferred Stock for cash, as follows:

(1)At any time beginning five years after the Closing Date (but prior to six years after the Closing Date), all of the Series C Preferred Stock at a price equal to 105% of the purchase price paid plus any accrued and unpaid dividends.

(ii)At any time beginning six years after the Closing Date, all of the Series C Preferred Stock at a price equal to 100% of the purchase price paid plus any accrued and unpaid dividends.

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

Common Stock Reserved for Future Issuance

As of March 31, 2022, approximately 17.6 million shares of common stock were issuable upon vesting, conversion or exercise of stock options, restricted stock units, the Senior Notes and the series C Preferred Stock, as follows:

Exercise of stock options	7,364,800
Vesting of restricted stock units	693,887
Conversion of Series C Preferred Stock	5,497,939
Conversion of convertible 2026 Senior Notes	3,422,780
Conversion of convertible 2025 Senior Notes	599,954
Total shares of common stock reserved for future issuances	17,579,360

Note 14. Stock-Based Compensation

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan and in April 2021, the stockholders approved an increase of 2,850,000 shares authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of March 31, 2022, the Company had 6,217,288 shares available for future awards under the 2018 Plan.

During the three months ended March 31, 2022 and 2021, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	March 31,
	2022	2021
Expected life (years)	4.2 - 5.2	3.5 - 6.1
Risk-free interest rate	2.1% - 2.3%	0.5% - 0.9%
Volatility	72.8% - 76.8%	64.4% - 80.8%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$467	$239
Selling, general and administrative	3,291	2,505
Engineering and development	367	246
	$4,125	$2,990

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2021	7,027,941	$13.97
Granted (weighted-average fair value of $18.45 per share)	429,467	32.18
Exercised	(85,058)	4.71
Forfeited	(7,550)	54.26
Outstanding — March 31, 2022	7,364,800	$15.09	5.7	$158,839
Vested (exercisable) — March 31, 2022	5,624,632	$9.99	5.2	$143,609
Expected to vest after March 31, 2022 (unexercisable)	1,740,168	$31.59	7.4	$15,229
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on March 31, 2022, which was $34.91 per share.

Total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $2.9 million and $9.4 million, respectively.

As of March 31, 2022, there was unrecognized compensation expense of $31.9 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.8 years.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2021	373,849	$55.53
Granted	391,327	32.15
Share issuance	(58,395)	53.98
Forfeited	(12,894)	57.03
Outstanding – March 31, 2022	693,887	$42.45

For the three months ended March 31, 2022 and 2021, we recorded stock-based compensation expense on our issued restricted stock units of $1.4 million and $0.3 million, respectively.  As of March 31, 2022 there was unrecognized compensation expense of $27.0 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 3.5 years.

Note 15.  Subsequent Event

Acquisition of Cell&Co BioServices

In April 2022, we completed the acquisition of Cell&Co BioServices in Clermont-Ferrand, France with additional operations in Pont-du-Château, France to further enhance our existing global temperature-controlled supply chain capabilities. Cell&Co BioServices is a bioservices business providing biorepository, kitting, and logistics services to the life sciences industry. The purchase consideration was €6.1 million ($6.7 million), comprised of upfront consideration of €3.2 million ($3.5 million) in cash, 15,152 shares of the Company’s common stock, and a potential earn-out of €2.5 million ($2.7 million) in cash based on achieving certain financial targets through March 31, 2025.

Repurchase Program

The Company purchased 600,000 shares of its common stock under the Repurchase Program during April 2022, at an average price of $24.16 per share, for an aggregate purchase price of $14.5 million. Year-to-date purchases through April 30, 2022, were 906,300 shares of common stock at an average price of $25.20 per share, for an aggregate purchase price of $22.8 million. Shares purchased under the Repurchase Program were returned to the status of authorized but unissued shares of common stock, were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions, expectations about future benefits of our acquisitions, including Cryogene Partners, CRYOPDP and MVE Biological Solutions, our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; projected trends in the market in which we operate; anticipated impacts from the coronavirus strain COVID-19 (“COVID-19”) on us, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic; our expectations relating to current supply chain impacts; our expectations about securing and maintaining strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 (the “2021 Annual Report”), and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2022 (unaudited) and the consolidated balance sheet as of December 31, 2021 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2021 and 2020, included in the Company’s 2021 Annual Report.

Overview

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

Cryoport’s advanced supply chain platform, comprised of comprehensive and technology-centric systems and solutions, are designed to support the global high-volume distribution of commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA) and other international regulatory bodies for distribution in the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia-Pacific) regions. Cryoport’s solutions are also designed to support pre-clinical, clinical trials, Biologics License Applications (BLA), Investigational New Drug Applications (IND) and New Drug Applications (NDA) with the FDA, as well as global clinical trials initiated in other countries, where strict regulatory compliance and quality assurance is mandated. Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of March 31, 2022, we supported 609 clinical trials and nine (9) commercial therapies, including KYMRIAH by Novartis, YESCARTA and TECARTUS by Gilead/Kite, and BREYANZI and ABECMA by Bristol-Myers Squibb. A total of eleven (11) Cryoport-supported Biologic License Applications (BLAs) or Marketing Authorization Applications (MAAs) were filed in fiscal year 2021, based on internal information and forecasts from the Alliance for Regenerative Medicine, of which two (2) were filed during the fourth quarter of 2021. During the first quarter Gilead’s Yescarta® was approved by the FDA as a second line treatment for relapsed/refractory large B-cell lymphoma, Bristol Myers’ Breyanzi® received approval in the EU for the third line treatment of relapsed/refractory large B-cell lymphoma, and Legend/Janssen received approval for Carvykti™ in the EU for a fifth line treatment of multiple myeloma. A total of two (2) Cryoport supported Biologic License Applications (BLAs) or Marketing Authorization Applications (MAAs) were filed in first quarter 2022. During the remainder of 2022, we anticipate up to an additional fifteen (15) filings, three (3) new therapy approvals, and an additional five (5) label or geographic expansion approvals. Also, we are now forecasting a combined total of twenty (20) BLA or MAA filings in 2023. Those therapies that receive commercial approval will provide opportunities to become significant revenue drivers for us in the future as the majority of them will require temperature-controlled storage, comprehensive temperature-controlled supply chain support and other services at commercial scale, and we expect that many will select us as their critical supply chain solution as a result of our work in connection with their respective clinical trials and track record in the market.

Cryoport’s advanced supply chain platform also supports the animal health market and the human reproductive market. The animal health market is mainly composed of supporting animal husbandry, as well as companion and recreation animal health. The human reproductive market is largely composed of In-Vitro Fertilization (IVF) support for patients and clinics.

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

One of the key important features of our supply chain solutions platform is our suite of sophisticated, cloud-based, logistics management platforms, which are branded as the Cryoportal® Logistics Management Platform (the “Cryoportal®”), and CRYOPDP UnITy platform, both of which are supported by an integrated control tower. These platforms support the management of shipments through a single interface, which includes order entry, document preparation, customs documentation, courier management, near real-time shipment tracking and monitoring, issue resolution, and regulatory compliance requirements. In addition, they provide unique and incisive information dashboards and validation documentation for every shipment through data collected by the SmartPak ™ Condition Monitoring System(s) (the “SmartPak™”). The Cryoportal® can record and retain a fully documented history of all Cryoport Express® and ELITE™ Shippers, including chain-of-custody, chain-of-condition, chain-of-identity, and Chain of Compliance™ information for each shipment, which is used to ensure that the stability of shipped biologic commodities are maintained throughout the shipping cycle. At the client’s option, recorded information is archived, allowing the client to meet exacting requirements necessary for scientific work and/or proof of regulatory compliance during the logistics process. CRYOPDP’s UnITy transportation management platform contains various modules that include tracking, order management, and asset management, all of which report up to a main control tower to ensure full supply chain visibility and supporting analytics.

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

Our advanced technologies and dedicated personnel allow us to continue to expand our services footprint with a growing suite of services, products and competencies supporting the life sciences industry, which currently include information technology, primary and secondary packaging, analytics, logistics distribution, laboratory relocation, biostorage services, embedded logistics support and validation services (e.g., for shipping lanes and packaging) and consulting services. A sample of our client facing, supply-chain solutions include the following service platforms:

●	Industry leading temperature-controlled packaging and data management at all temperatures via MVE, Cryoport Systems and CRYOPDP
●	Logistics planning, management, and transportation of critical materials globally via Cryoport Systems and CRYOPDP
●	cGMP storage and distribution (equipment and services) of life science materials via CRYOGENE, MVE and Cryoport Systems
●	Kitting, labelling, drug return and return therapy destruction via Cryoport Systems
●	Consulting services in support of custom primary and secondary packaging, as well as packaging validation and testing services via Cryoport Systems

These service platforms have been designed to effectively support, for example, the following use cases:

●	Cell-based Autologous Immunotherapy (Personalized Medicine) Solutions, designed for therapies in which our Cryoport ELITE™, Cryoport Express®, and CRYOPDP Solutions serve as an enabling technology for the safe and efficient storage and transportation of leukapheresis or apheresis blood products as well as the manufactured autologous cellular-based immunotherapies. This is accomplished by providing a comprehensive logistics solution for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from, (a) the collection of the patient’s blood or cells at a point-of-care setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved delivery of these often irreplaceable cells to a point-of-care treatment facility for infusion into the patient. The Advanced Therapy Shippers™ and Cryoport ELITE™ Shippers are designed specifically for this market. If required, Cryoport Express® Shippers can also serve as a temporary freezer/repository supporting the efficient distribution of the personalized medicine to the patient when and where the medical provider needs it, without the expense and inconvenience of on-sight, cryopreservation storage freezers.
●	Allogeneic Therapy Solutions, designed for allogeneic therapies in which our Cryoport ELITE™, Express®, and CRYOPDP Solutions serve as enabling technologies for the safe and efficient storage and transportation of healthy donor blood products as well as the manufactured allogeneic therapies by providing a comprehensive logistic solutions for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from, (a) the blood collection center, to (b) the manufacturing facility for the allogeneic therapy, to (c) a storage and fulfillment facility, or (d) to a point-of-care treatment facility for infusion into the patient. This is another market where the Cryoport Systems’ Advanced Therapy Shipper™ and Cryoport ELITE™ shippers will play a role.

●	Gene Therapy Solutions, designed for gene therapies in which our Cryoport ELITE™ solution has been purpose designed to be a best-in-class platform for the safe and efficient transportation of gene therapy products at -80°C by providing comprehensive packaging, logistics, and storage solutions for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from (a) the manufacturing facility for the gene therapy, to (b) a storage and fulfillment facility, or (c) to a point-of-care treatment facility for infusion into the patient.
●	Direct-to-Patient Solutions, designed for therapies and/or programs that require distribution to a residential or community care setting. Our CRYOPDP unit has developed specific processes and services in support of Direct-to-Patient requirements that include regulatory, security, accessibility, good distribution practices (GDP), and confidentiality considerations.
●	Consulting Services, provides our clients an opportunity to leverage our in-house talent and knowledge to design custom logistics plans, perform lane assessment, lane and carrier validation; design custom packaging and validation, permitting clinical trial logistics design; commercial launch planning; systems integration; and end user training. Additionally, our Consulting Services team has developed a “Packaging Center of Excellence” in support of the advanced therapies space.

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

Biopharma/Pharma. In the biopharma/pharma market, we are focused on supporting the saving of lives. From clinical research and development to clinical research organizations, to clinical trials for cell and gene therapies, to the storage and delivery of life-saving commercial cell and gene therapies, to the customers of biopharmaceutical and biotechnology organizations, to crucial points of care, we strive to address fundamental-to-advanced temperature-controlled storage, transport, packaging, fulfillment, and information challenges. Cell and gene therapies have become a rapidly growing area of biological drug development, with over $22.7 billion in funding raised in 2021 and 1,171 industry-sponsored, global clinical trials underway as of the end of 2021, as reported by the Alliance for Regenerative Medicine in their 2021 Report. These therapeutic approaches have certain supply chain challenges that we believe our solutions are well tailored to address.

●	Cell Therapies. As per the Alliance for Regenerative Medicine, Cell therapy is “the administration of viable, often purified cells into a patient’s body to grow, replace, or repair damaged tissue for the treatment of a disease. A variety of different types of cells can be used in cell therapy, including hematopoietic (blood-forming) stem cells, skeletal muscle stem cells, neural stem cells, mesenchymal stem cells (adult stem cells that differentiate into structures as connective tissues, blood, lymphatics, bone, and cartilage), lymphocytes, dendritic cells, and pancreatic islet cells. Cell therapies may be autologous, meaning that the patient receives cells from their own body, or they may be allogeneic, meaning the patient receives cells from a donor. Allogeneic cell therapies are often referred to as “off-the-shelf” therapies, as they are derived from a donor who is not the patient, enabling advance preparation and available to the patient immediately at the time of need.”

Cryoport has been focused on the cell and gene therapy market and we have successfully established ourselves as a premier provider of supply chain solutions and now support 609 clinical trials and several commercial programs in the space. Our solutions have been developed to specifically support this space and offer the highest level of temperature control and visibility within the market. Additionally, Cryoport has developed its Chain of Compliance™ platform that has been specifically developed to support irreplaceable clinical and commercial therapies and of which many of the critical requirements are featured in the recently released ISO 21973 guidance issued by the International Organization for Standardization (ISO) which specifically outlines General Requirement for Transportation of Cells for Therapeutic Use.

●	Gene Therapies. As per the Alliance for Regenerative Medicine, “Gene therapy seeks to modify or introduce genes into a patient’s body with the goal of durably treating, preventing, or potentially even curing disease, including several types of cancer, viral diseases, and inherited disorders.” These therapies often cost more than $1,000,000 per patient and are irreplaceable. Significant funding has been committed to this space with more than $10.2 billion in funding in 2021 as reported by the Alliance for Regenerative Medicine in their 2021 Report. Cryoport has developed its ELITE™ -80°C shipper line to support this space as a best-in-class product.

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

Impact of COVID-19

In late 2019, a novel strain of coronavirus that causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, which are significantly more contagious than previous strains, have emerged. The spread of these new strains is causing many government authorities and businesses to reimplement prior restrictions, or impose new restrictions, in an effort to lessen the spread of COVID-19 and its variants. There continues to be significant uncertainty related to the ultimate duration and impact that this global pandemic will have on future results of our operations. Further, virus containment efforts as a result of governmental actions or policies or other initiatives have led to the disruption in the global supply chain and as a result, we have experienced difficulties sourcing materials and equipment and may incur additional direct costs to provide our solutions in the future.  See “Risk Factors—Risk Related to Our Business—We depend on the availability of certain component products used in our solutions; delays or increased costs in the procurement of components manufactured by third parties could adversely affect our business operations, financial performance and results of operations, and we may experience customer dissatisfaction and harm to our reputation” in Part I, Item 1A of our 2021 Annual Report for additional information.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak and its variants; its severity; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus), and the potential hesitancy to utilize them; and how quickly and to what extent normal economic and operating conditions can resume. See “Risk Factors—Risk Related to Our Business—The global pandemic caused by COVID-19 has already and may continue to adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict” and the other risk factors discussed in Part I, Item 1A of the 2021 Annual Report for additional information.

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE Biological Solutions manufacturing facility located in New Prague, Minnesota (“New Prague Fire”). The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up to full production during the first quarter of 2022. The Company estimates the revenue impact of $9.4 million to be limited to the first quarter. Furthermore, the Company expects its insurance to cover the costs to restore and re-open the facility, as well as related business interruption losses.

Russian Invasion of Ukraine

On February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region is likely. Additionally, the U.S. and foreign government bodies in jurisdictions in which we operate have implemented targeted sanctions and export control measures and have announced potential additional sanctions and export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. The impact of these government measures, as well as any further retaliatory actions taken by Russia and the U.S. and foreign government bodies, is currently unknown. Potential impacts related to the conflict could include additional unilateral or multilateral export control and sanctions measures, market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions and the exclusion of Russian financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, which could adversely impact our business, financial condition or results of operations, in particular, CRYOPDP’s business activities in Russia, as well as our other European business operations. Currently, we do not believe that this has materially impacted our operations,

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

	($ in 000’s)
Service revenues	$32,910	$26,765	$6,145	23.0%
Product revenues	19,392	26,519	(7,127)	(26.9)%
Total revenues	52,302	53,284	(982)	(1.8)%

Cost of service revenues	(18,718)	(15,552)	(3,166)	20.4%
Cost of product revenues	(11,243)	(13,182)	1,939	(14.7)%
Total cost of revenues	(29,961)	(28,734)	(1,227)	4.3%

Gross margin	22,341	24,550	(2,209)	(9.0)%
Selling, general and administrative	(26,622)	(21,388)	(5,234)	24.5%
Engineering and development	(3,538)	(4,304)	766	(17.8)%
Investment income	1,264	398	866	217.2%
Interest expense	(1,491)	(1,210)	(281)	23.2%
Other expense, net	(5,017)	(535)	(4,482)	(837.5)%
Provision for income taxes	(341)	(1,038)	697	(67.1)%

Net loss	$(13,404)	$(3,527)	$(9,877)	280.0%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,196)	196	(8.9)%
Net loss attributatble to common stockholders	$(15,404)	$(5,723)	$(9,681)	169.1%

Total revenues by market (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Biopharma/Pharma	$43,011	$42,393	$618	1.5%
Animal health	6,794	8,997	(2,203)	(24.5)%
Reproductive medicine	2,497	1,894	603	31.8%
Total revenues	$52,302	$53,284	$(982)	(1.8)%

Revenues. Revenues decreased by $1.0 million, or 1.8%, from $53.3 million to $52.3 million for three months ended March 31, 2022, as compared to the same period in 2021. This decrease was a result of the New Prague Fire that has negatively impacted the first quarter of 2022 by approximately $9.4 million. The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions' three global manufacturing facilities. The decline in revenue during the quarter was partially offset by the continuing robust demand for Cryoport’s logistics solutions, particularly in the biopharma/pharma and reproductive medicine markets.

Service revenues increased by $6.1 million, or 23.0%, from $26.8 million to $32.9 million for the three months ended March 31, 2022, as compared to the same period in 2021. This increase was driven by strong customer demand for our supply chain solutions provided by Cryoport Systems, CRYOPDP, and CRYOGENE.

Product revenues decreased $7.1 million, or 26.9%, from $26.5 million to $19.4 million for the three months ended March 31, 2022, as a result of the New Prague Fire that led to approximately $9.4 million in revenue loss for the quarter. Product revenues consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $0.6 million, or 1.5%, from $42.4 million to $43.0 million for the three months ended March 31, 2022, as compared to the same period in 2021. This increase was driven by revenue growth from the support of global clinical trials and commercially launched therapies as well as general demand for our logistics and biostorage services, partially offset by the impact of the New Prague Fire of approximately $6.7 million. We now support 609 clinical trials, of which 477 trials are in the Americas, 99 are in EMEA and 33 are in APAC, compared to 543 clinical trials supported as of March 31, 2021 (429 in the Americas, 86 in EMEA and 28 in APAC). The number of Phase III clinical trials supported increased to 81 trials as of March 31, 2022, of which 57 are in the Americas, 22 are in EMEA, and 2 are in APAC. This compares to 69 Phase III trials (49 in the Americas, 19 in EMEA and 1 in APAC) supported as of March 31, 2021. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market decreased $2.2 million, or 24.5%, from $9.0 million to $6.8 million for the three months ended March 31, 2022, as compared to the same period in 2021. This decrease was due to the New Prague Fire which impacted the revenue for the animal health market by approximately $2.4 million. This New Prague manufacturing facility has ramped back up to full production by the end of March 2022.

Revenues in the reproductive medicine market increased $0.6 million, or 31.8%, from 1.9 million to $2.5 million for the three months ended March 31, 2022, as compared to the same period in 2021. This increase was driven by strong demand for our CryoStork® logistics solution and cryogenic shippers, partially offset by the impact of the New Prague Fire of approximately $0.3 million.

Gross margin and cost of revenues. Gross margin for the three months ended March 31, 2022 was 42.7% of total revenues, as compared to 46.1% of total revenues for the three months ended March 31, 2021. The decrease was primarily a result of increased costs due to global supply chain constraints. Cost of total revenues increased $1.2 million to $30.0 million for the three months ended March 31, 2022, as compared to $28.7 million in the same period in 2021.

Gross margin for our service revenues was 43.1% of service revenues, as compared to 41.9% of service revenues for the three months ended March 31, 2021. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 42.0% of product revenues, as compared to 50.3% of product revenues for the three months ended March 31, 2021. The decrease was a result of increased costs as a result of global supply chain constraints.  Product revenues, related cost of revenues and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the first quarter of 2022, SG&A expenses increased by $5.2 million, or 24.5% as compared to the first quarter of 2021. This increase is driven by the further build out of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions, such as the two new global supply chain centers in Houston, Texas and Morris Plains,

New Jersey for which grand openings are scheduled in June 2022. Wages and associated employee costs increased $2.9 million from $8.5 million in 2021 to $11.4 million in 2022. Stock compensation expense increased by $0.7 million, facility costs and other overhead allocations increased by $0.5 million, which includes start-up costs related to our expansions in Houston, Texas and Morris Plains, New Jersey and a $0.2 million increase in travel and lodgings compared to the same period in the prior year. Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of CRYOPDP and MVE Biological Solutions in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets. Intangible asset amortization expense increased by $0.2 million, from $3.6 million in 2021, to $3.8 million in 2022. These increases were partially offset by a decrease in public company related expenses (including legal, audit and internal control audit fees) of $0.2 million.

Engineering and development expenses. Engineering and development expenses decreased $0.8 million, or 17.8%, for three months ended March 31, 2022, as compared to the same period in 2021. The decrease was primarily due to a decrease of $1.3 million in consulting, prototype and development costs which was partially offset by an increase of $0.3 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and Cryoport ELITE™ shipper fleet, such as the Cryosphere™ shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $0.9 million, for the three months ended March 31, 2022, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased by $0.3 million, from $1.2 million to $1.5 million for the three months ended March 31, 2022, as compared to the prior year due to interest on the convertible senior notes and amortization of the related debt discount.

Other expense, net. The increase in other expense, net for the three months ended March 31, 2022, as compared to the prior year is primarily due to unrealized losses of $4.9 million on short-term investments and foreign currency fluctuations.

Provision for income taxes.  The provision for income taxes decreased $0.7 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, resulting in effective tax rates of negative 2.6% and negative 41.7%, respectively.  The decrease in tax expense and effective tax rate for the three months ended March 31, 2022, as compared to the prior year is due to lower taxable foreign earnings and an increase in our domestic losses which resulted in no additional tax benefit.  The negative effective tax rate of 2.6% for the three months ended March 31, 2022, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Non-GAAP Financial Measures

We provide adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure to U.S. GAAP measures regarding our operating performance. Adjusted EBITDA is defined as net loss adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, investment income, unrealized loss on investments, and charges or gains resulting from non-recurring events. Adjusted EBITDA is not calculated in accordance with U.S. GAAP, is not based on any comprehensive set of accounting rules or principles and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures, including adjusted EBITDA, should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
GAAP net loss	$(13,404)	$(3,527)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	5,365	4,837
Acquisition and integration costs	257	828
Investment income	(1,264)	(398)
Unrealized loss on investments	4,908	263
Interest expense, net	1,491	1,210
Stock-based compensation expense	4,125	2,990
Income taxes	341	1,038
Adjusted EBITDA	$1,819	$7,241

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash and cash equivalents of $134.4 million, $465.1 million in short-term investments and had working capital of $621.3 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the three months ended March 31, 2022, our operating activities provided cash of $0.5 million, reflecting the net loss of $13.4 million offset by non-cash expenses of $15.2 million primarily comprised of $5.4 million of depreciation and amortization, $4.1 million of stock-based compensation, $4.9 million of unrealized losses on our equity securities as well as $0.6 million of amortization of debt discount. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was insurance proceeds of $3.0 million for operations related to the fire at our New Prague, Minnesota manufacturing plant in January 2022, an increase in inventory of $7.7 million primarily due to MVE Biological Solutions proactively securing inventory to avoid supply chain delays and cost increases (of which, $2.1 million relates to the disposal of inventory due to the fire), and an increase in accrued compensation of $2.1 million. These increases were partially offset by a decrease in accounts receivable of $3.3 million and a decrease in accounts payable and accrued expenses of $2.1 million.

Net cash provided by investing activities of $3.1 million during the three months ended March 31, 2022 was primarily due to the $30.4 million purchase of short-term investments, and $4.2 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment.  These uses of cash were partially offset by the maturity of short-term investments of $36.0 million and $2.0 million of insurance proceeds for the loss of fixed assets in connection with the fire at our New Prague, Minnesota manufacturing plant.

Net cash used in financing activities totaled $8.0 million during the three months ended March 31, 2022, primarily as a result of $8.3 million used to repurchase 306,300 shares of our common stock under the Repurchase program which was partially offset by $0.3 million proceeds from the exercise of stock options and warrants.

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

Repurchase Program

On March 11, 2022, the Company announced that its board of directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion.  The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.  The Company purchased 306,300 shares of its common stock under the Repurchase Program during the three months ended March 31, 2022, at an average price of $27.24 per share, for an aggregate purchase price of $8.3 million. These shares were returned to the status of authorized but unissued shares of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2022, the estimated fair value of the Senior Notes was $328.2 million. For additional information about the Senior Notes, see Note 9 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the balance as of March 31, 2022, of $20.2 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.0 million, $2.0 million and $4.0 million, respectively, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity.

We have foreign exchange risk related to our long-term intercompany balances denominated in Euros. Based on the long-term intercompany balances as of March 31, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $3.9 million, $7.8 million, and $15.9 million respectively, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders' equity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, Risk Factors, in the 2021 Annual report and the risk factors described below, which could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates, exchange controls and currency restrictions;
●	changes in a specific country’s or region’s political, social or economic conditions;
●	political, economic and social instability, including acts of war, such as the recent Russian invasion of Ukraine, as well as continued and any new sanctions against Russia, as further described below;
●	outbreak of disease or illness, such as COVID-19, in any of the countries in which we sell our products or in which we or our suppliers operate;
●	tariffs, other trade protection measures, and import or export licensing requirements;
●	potentially negative consequences from changes in U.S. and international tax laws;
●	difficulty in staffing and managing geographically widespread operations;
●	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

●	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
●	restrictions on our ability to repatriate dividends from our foreign subsidiaries;
●	difficulty in collecting international accounts receivable;
●	difficulty in enforcement of contractual obligations under non-U.S. law;
●	transportation delays or interruptions; and
●	changes in regulatory requirements including as it relates to protection of our intellectual property.

On February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region is likely. Additionally, the U.S. and foreign government bodies in jurisdictions in which we operate have implemented targeted sanctions and export control measures and have announced potential additional sanctions and export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. The impact of these government measures, as well as any further retaliatory actions taken by Russia and the U.S. and foreign government bodies, is currently unknown. Potential impacts related to the conflict could include additional unilateral or multilateral export control and sanctions measures, market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions and the exclusion of Russian financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, which could adversely impact our business, financial condition or results of operations, in particular, CRYOPDP’s business activities in Russia, as well as our other European business operations.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. Changes in foreign currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign governmental policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.

Risks Related to Our Technology and Intellectual Property

We rely upon certain critical information systems, including our Cryoportal® software platform, for the operation of our business and the failure of any critical information system could adversely impact our reputation and future revenues and we may be required to increase our spending on data and system security.

We rely upon certain critical information systems, including our Cryoportal® software platform which is used by our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of significant amounts of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Our technology infrastructure and critical information systems are subject to damage or interruption from a number of potential sources, including unauthorized intrusions, cyberattacks, software viruses or other malware, natural disasters, power failures, employee error or malfeasances and other events. Despite our best efforts, no cybersecurity or emergency recovery process is failsafe, and if our safeguards fail or our technology infrastructure or critical information systems are compromised, the safety and efficiency of our operations could be materially harmed, our reputation could suffer, and we could face additional costs, liabilities, costly legal challenges.

Cyberattacks, data incidents and breaches in the security of our information systems and networks and of the electronic and confidential information in our possession could materially adversely impact our business, financial condition and results of operations, in addition to our reputation and relationships with our employees, customers, suppliers and business partners.

As part of our normal business activities, we collect and store or have access to certain proprietary confidential, and personal information, including information about our employees, customers, suppliers and business partners, which may be entitled to protection under a number of regulatory regimes. The protection and security of our network systems and our own information, as well as information relating to our employees, customers, suppliers, business partners and others, is vitally important to us.  Any failure of us to maintain the security of our network systems and the proprietary, confidential, and personal data in our possession, including via the penetration of our network security and the misappropriation of proprietary, confidential and personal information, could result in costly investigations and remediation, business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, customers’, suppliers’ and business partners’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.

The frequency, intensity, and sophistication of cyberattacks and data security incidents has significantly increased in recent years and is constant. As with many other businesses, we are continually subject to cyberattacks and the risk of data security incidents. Due to the increased risk of these types of attacks and incidents, we have implemented information technology and data security tools, measures, and processes designed to protect our networks systems, services, and the personal, confidential or proprietary information in our possession, and to ensure an effective response to any cyberattack or data security incident. We also have privacy and data security policies in place that are designed to detect, prevent, and/or mitigate cyberattacks and data security incidents. Whether or not these policies, tools, and measures are ultimately successful, the expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. As newer technologies evolve, we could be exposed to increased risks from cyberattacks, data security events, and data breaches, including those from human error, negligence or mismanagement or from illegal or fraudulent acts.

Although we take the security of our network systems and information seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information due to the evolving nature and intensity of cyberattacks and threats to data security, in light of new and sophisticated tools and methods used by criminals and cyberterrorists to penetrate and compromise systems, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, which make it increasingly challenging to anticipate, harder to detect, and more difficult to adequately mitigate these risks. We do not have cyber security insurance, and we may incur significant costs in the event of a successful cyber incident against us or in responding to and recovering from a cyber incident. Additionally, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased
	Shares (or Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased(1)	(or Unit)	Programs(2)	or Programs
January 1, 2021 through January 31, 2022	—	$—	—	$—
February 1, 2021 through February 28, 2022	—	$—	—	$—
March 1, 2021 through March 31, 2022	306,300	$27.24	306,300	$91,650,800
Total	306,300		306,300
(1)	These shares were returned to the status of authorized but unissued shares of common stock.

(2)	On March 11, 2022, the Company announced that its board of directors authorized the Repurchase Program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index

10.1	Employment Agreement dated March 15, 2022 between Cryoport, Inc. and Mark Sawicki. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 21, 2022.

10.2

Second Amendment to Employment Agreement dated March 15, 2022 between Cryoport, Inc. and Jerrell W. Shelton. Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 21, 2022.

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

Cryoport, Inc.

Dated: May 5,2022

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: May 5,2022

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer