Form 10-Q
period 2022-06-30
Cryoport, Inc.
filed 2022-08-04
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022 there were 48,489,803 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,034	$139,101
Short-term investments	513,584	489,698
Accounts receivable, net	43,903	39,412
Inventories	23,070	16,501
Prepaid expenses and other current assets	8,250	8,804
Total current assets	625,841	693,516
Property and equipment, net	54,011	49,029
Operating lease right-of-use assets	22,740	20,675
Intangible assets, net	196,013	201,427
Goodwill	145,201	146,954
Deposits	926	950
Deferred tax asset	1,597	419
Total assets	$1,046,329	$1,112,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$31,086	$28,583
Accrued compensation and related expenses	8,354	9,912
Deferred revenue	818	547
Operating lease liabilities	2,656	3,542
Current portion of notes payable	1,079	—
Other liabilities	53	61
Total current liabilities	44,046	42,645
Convertible senior notes, net	405,436	404,171
Notes payable, net	374	1,086
Operating lease liabilities, net of current portion	21,106	18,144
Deferred tax liability	3,745	4,018
Other long-term liabilities	378	349
Contingent consideration	2,820	729
Total liabilities	477,905	471,142

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	14,275	10,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,482,502 and 49,616,154 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	49	50
Additional paid-in capital	1,081,747	1,100,287
Accumulated deficit	(498,471)	(467,541)
Accumulated other comprehensive loss	(29,176)	(1,243)
Total stockholders’ equity	568,424	641,828
Total liabilities and stockholders’ equity	$1,046,329	$1,112,970

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service revenues	$34,585	$29,679	$67,495	$56,443
Product revenues	29,568	26,512	48,960	53,032
Total revenues	64,153	56,191	116,455	109,475

Cost of service revenues	19,111	16,742	37,829	32,294
Cost of product revenues	16,204	14,047	27,447	27,229
Total cost of revenues	35,315	30,789	65,276	59,523
Gross margin	28,838	25,402	51,179	49,952

Operating costs and expenses:
Selling, general and administrative	30,563	24,688	57,185	46,076
Engineering and development	3,522	4,462	7,060	8,766
Total operating costs and expenses	34,085	29,150	64,245	54,842

Loss from operations	(5,247)	(3,748)	(13,066)	(4,890)
Other income (expense):
Investment income	2,048	368	3,312	766
Interest expense	(1,586)	(1,164)	(3,077)	(2,373)
Other expense, net	(4,028)	(346)	(9,045)	(881)
Total other expense, net	(3,566)	(1,142)	(8,810)	(2,488)
Loss before provision for income taxes	(8,813)	(4,890)	(21,876)	(7,378)
Provision for income taxes	(364)	(499)	(705)	(1,538)
Net loss	$(9,177)	$(5,389)	$(22,581)	$(8,916)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(4,000)	(4,196)
Net loss attributable to common stockholders	$(11,177)	$(7,389)	$(26,581)	$(13,112)
Net loss per share - basic and diluted	$(0.23)	$(0.16)	$(0.54)	$(0.29)
Weighted average shares outstanding – basic and diluted	48,792,559	45,757,532	49,467,691	44,786,403

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,177)	$(5,389)	$(22,581)	$(8,916)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale debt securities	(5,310)	(432)	(19,374)	(1,178)
Reclassification of realized loss on available-for-sale debt securities to earnings	14	8	46	38
Foreign currency translation adjustments	(7,558)	644	(8,605)	(3,136)
Other comprehensive income (loss)	(12,854)	220	(27,933)	(4,276)
Total comprehensive loss	$(22,031)	$(5,169)	$(50,514)	$(13,192)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)
Balance at March 31, 2021	—	—	—	—	200,000	4,275	45,693,692	45	837,615	(195,540)	880	647,275
Net loss	—	—	—	—	—	—	—	—	—	(5,389)	—	(5,389)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	220	220
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,025	—	—	4,025
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	198,756	1	1,897	—	—	1,898
Balance at June 30, 2021	—	$—	—	$—	200,000	$6,275	45,892,448	$46	$841,537	$(200,929)	$1,100	$648,029

Balance at March 31, 2022	—	—	—	—	200,000	12,275	49,453,307	50	1,102,725	(489,294)	(16,322)	609,434
Net loss	—	—	—	—	—	—	—	—	—	(9,177)	—	(9,177)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(12,854)	(12,854)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,258	—	—	5,258
Issuance of common stock for Cell&Co acquisition	—	—	—	—	—	—	15,152	—	479	—	—	479
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(1,035,271)	(1)	(24,999)	—	—	(25,000)
Vesting of restricted stock units	—	—	—	—	—	—	22,517	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	26,797	—	284	—	—	284
Balance at June 30, 2022	—	$—	—	$—	200,000	$14,275	48,482,502	$49	$1,081,747	$(498,471)	$(29,176)	$568,424

Balance at December 31, 2020	—	—	—	—	250,000	2,844	39,837,058	40	566,451	(192,013)	5,376	382,698
Net loss	—	—	—	—	—	—	—	—	—	(8,916)	—	(8,916)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(4,276)	(4,276)
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,003	—	—	7,003
Issuance of common stock for board of director compensation	—	—	—	—	—	—	229	—	11	—	—	11
Cost of Series C preferred stock conversion	—	—	—	—	—	—	—	—	(1,800)	—	—	(1,800)
Issuance of common stock in public offering, net of costs of $17.7 million	—	—	—	—	—	—	4,356,059	4	269,821	—	—	269,825
Conversion of Series C preferred shares to common stock	—	—	—	—	(50,000)	(765)	1,312,860	1	764	—	—	—
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	4,196	—	—	(4,196)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	386,242	1	3,483	—	—	3,484
Balance at June 30, 2021	—	$—	—	$—	200,000	$6,275	45,892,448	$46	$841,537	$(200,929)	$1,100	$648,029

Balance at December 31, 2021	—	—	—	—	200,000	10,275	49,616,154	50	1,100,287	(467,541)	(1,243)	641,828
Net loss	—	—	—	—	—	—	—	—	—	(22,581)	—	(22,581)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(27,933)	(27,933)
Stock-based compensation expense	—	—	—	—	—	—	—	—	9,383	—	—	9,383
Paid-in-kind preferred stock dividend	—	—	—	—	—	4,000	—	—	(4,000)	—	—	—
Issuance of common stock for Cell&Co acquisition	—	—	—	—	—	—	15,152	—	479	—	—	479
Repurchase of common stock	—	—	—	—	—	—	(1,341,571)	(1)	(24,999)	(8,349)	—	(33,349)
Vesting of restricted stock units	—	—	—	—	—	—	80,912	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	111,855	—	597	—	—	597
Balance at June 30, 2022	—	$—	—	$—	200,000	$14,275	48,482,502	$49	$1,081,747	$(498,471)	$(29,176)	$568,424

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(22,581)	$(8,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,845	9,787
Amortization of debt discount	1,286	496
Unrealized loss on investments in equity securities	8,556	156
Realized loss on available-for-sale investments	80	85
Stock-based compensation expense	9,383	7,015
Loss on disposal of property and equipment	304	113
Provision for bad debt	35	215
Excess and obsolete inventory	546	—
Insurance proceeds for operations	6,311	—
Changes in operating assets and liabilities:
Accounts receivable	(4,291)	(5,590)
Inventories	(9,476)	(1,138)
Prepaid expenses and other current assets	(1,043)	(512)
Deposits	27	230
Change in operating lease right-of-use assets and lease liabilities	27	220
Accounts payable and other accrued expenses	(4,283)	(4,983)
Accrued compensation and related expenses	(1,581)	(661)
Deferred revenue	(151)	14
Deferred tax (asset) liability	(481)	105
Net cash used in operating activities	(6,487)	(3,364)

Cash Flows From Investing Activities:
Purchases of property and equipment	(9,060)	(6,705)
Insurance proceeds for loss of fixed assets	3,000	—
Software development costs	(564)	(449)
Purchases of short-term investments	(136,611)	(241,993)
Sales/maturities of short-term investments	84,760	8,000
Acquisition of Cell&Co	(2,107)	—
Acquisition of CTSA and F-airGate	—	(5,019)
Patent and trademark costs	(358)	(109)
Net cash used in investing activities	(60,940)	(246,275)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	597	3,483
Repurchase of common stock	(33,349)	—
Repayment of notes payable	(639)	—
Repayment of capital lease obligation	(18)	—
Proceeds from public offering, net of $17.7 million in offering costs	—	269,825
Repayment of finance lease liabilities	—	(32)
Net cash (used in) provided by financing activities	(33,409)	273,276
Effect of exchange rates on cash and cash equivalents	(1,231)	(153)
Net change in cash and cash equivalents	(102,067)	23,484
Cash and cash equivalents — beginning of period	139,101	36,873
Cash and cash equivalents — end of period	$37,034	$60,357
Supplemental Disclosure of Non-Cash Financing Activities:

Conversion of Series C Preferred Stock to common stock	$—	$765

Cost of Series C Preferred stock conversion included in additional paid-in-capital and accounts payable and accrued liabilities	$—	$1,800

CRYOPDP goodwill adjustment included in deferred tax liability	$—	$877

CRYOPDP goodwill adjustment included in fixed assets	$—	$71

MVE estimated working capital adjustment included in goodwill and accounts payable	$—	$500

Note valuation adjustment included in notes payable and goodwill	$—	$275

Net unrealized loss on available-for-sale securities	$(19,374)	$(1,178)

Reclassification of realized loss on available-for-sale debt securities to earnings	$(46)	$(38)

Paid-in-kind preferred stock dividend	$4,000	$4,196

Fixed assets included in accounts payable and accrued liabilities	$397	$3,868

Common stock issued for Cell&Co acquisition	$479	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2022 and 2021

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport serves the life sciences industry as a provider of integrated temperature-controlled supply chain solutions supporting the biopharma/pharma, animal health, and reproductive medicine markets. Our mission is to support life and health worldwide and we are continuously developing, implementing, and leveraging our supply chain platform, which is designed to deliver comprehensive, unparalleled, highly differentiated temperature-controlled logistics, packaging, storage, cryogenic systems, informatics, and related services for life science products, regenerative medicine, cellular therapies, and treatments that require unique, specialized cold chain management.

On October 1, 2020, the Company completed both the acquisition of MVE Biological Solutions (the “MVE Acquisition”) and the acquisition of CRYOPDP (the “CRYOPDP Acquisition”). In addition, in the second quarter of 2021, the Company completed the acquisitions of Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium to further enhance CRYOPDP’s existing global temperature-controlled supply chain capabilities in the APAC (Asia-Pacific) and EMEA (Europe, the Middle East, and Africa) regions. Also, in April 2022, the Company completed the acquisition of Cell&Co BioServices (Cell&Co) in Clermont-Ferrand, France (See Note 4).

Subsequent to quarter end, in July 2022, the Company completed the acquisition of Polar Expres in Madrid, Spain which provides temperature-controlled logistics solutions dedicated to the life sciences industry and Cell Matters in Liège, Belgium which provides cryo-process optimization, cryoprocessing, and cryopreservation solutions to the life sciences industry (See Note 15).

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cryoport, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the allowance for doubtful accounts, fair value of short-term investments, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, intangible asset useful lives and amortization methods, allowance for inventory obsolescence, contingent consideration liability, equity-based instruments, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, notes payable, and the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”) and 3.0% Convertible Senior Notes due in 2025 (the “2025 Senior Notes” and together with the 2026 Senior Notes, the “Convertible Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, notes payable and the Convertible Senior Notes, approximates fair value at June 30, 2022 and December 31, 2021 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the notes payable and the Convertible Senior Notes, see Notes 6 and 9.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at June 30, 2022 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at June 30, 2022 and December 31, 2021 are net of reserves for doubtful accounts of $1.2 million and $1.2 million, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At June 30, 2022, there was one customer that accounted for more than 10% of net accounts receivable. At December 31, 2021, there were no customers that accounted for more than 10% of net accounts receivable.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the three months ended June 30, 2022 and 2021, the Company had revenues from foreign customers of approximately $29.3 million and $27.1 million, respectively, which constituted approximately 45.6% and 48.2%, respectively, of total revenues. No single customer generated over 10% of revenues during the three months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, the Company had revenues from foreign customers of approximately $53.7 million and $52.6 million, respectively, which constituted approximately 46.1% and 48.1%, respectively, of total revenues. No single customer generated over 10% of revenues during the six months ended June 30, 2022 and 2021.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed triggering events indicating potential goodwill impairment, including the effects of the COVID-19 pandemic, and after assessment, concluded that there was no impairment during the three and six months ended June 30, 2022.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the three and six months ended June 30, 2022.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2022.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, impact the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accruals for interest or penalties on its consolidated balance sheets at June 30, 2022 and December 31, 2021 and has recorded only immaterial interest and/or penalties in the consolidated statements of operations for the six months ended June 30, 2022 and 2021. The Company is subject to taxation in the U.S., various state jurisdictions and in various foreign countries. As of June 30, 2022, the Company is no longer subject to U.S. federal examinations for years before 2018 and for California franchise and income tax examinations for years before 2017. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by the U.S. federal or any state taxing jurisdictions. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Indian tax authorities for the 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

On June 29, 2020, the State of California passed Assembly Bill (“AB”) 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). These suspensions were considered in the preparation of the December 31, 2021 financial statements. On February 9, 2022, the California governor signed Senate Bill (“SB”) 113, which was retroactive to January 1, 2021. SB 113 removed the limitations from AB 85 on net operating loss and tax credit usage for the 2022 tax year. This change in our ability to use the net operating loss deduction and R&D credits in California were considered in the preparation of the June 30, 2022 financial statements.

On March 11, 2021, the United States enacted the American Rescue Plan (“ARP”). The ARP includes provisions extending certain Coronavirus Aid, Relief and Economic Security Act (CARES Act) provisions, repeals a worldwide interest allocation election, modifies the $1 million executive compensation limitation for years after 2026 and extends the employee retention credit. The Company will continue to evaluate the impact of the ARP and its impact on our financial statements in 2022 and beyond.

The 2017 Tax Cuts and Jobs Act amended the Internal Revenue Code (“Code”), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (“R&E”) and to require taxpayers to charge their R&E Expenditures and software development costs (collectively, “R&E Expenditures”) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Additionally, the R&E credit may only be claimed for costs that are eligible to be treated as R&E expenditures under the Code. This change in the treatment of R&E Expenditures has been considered in the preparation of the June 30, 2022 financial statements.

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

Product warranty accrued liabilities totaled $0.5 million at June 30, 2022 and December 31, 2021, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the six months ended June 30, 2022 and 2021.

Incremental Direct Costs

Incremental direct costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the three and six months ended June 30, 2022 and 2021.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $0.8 million and $0.5 million at June 30, 2022 and December 31, 2021. During the three months ended June 30, 2022 and 2021, the Company recognized revenues of $0.4 million and $0.2 million, respectively, from the related contract liabilities outstanding as the services were performed. During the six months ended June 30, 2022 and 2021, the Company recognized revenues of $0.6 million and $0.3 million, respectively, from the related contract liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Biopharma/Pharma	$51,728	$45,489	$94,739	$87,877
Animal Health	9,562	8,394	16,356	17,394
Reproductive Medicine	2,863	2,308	5,360	4,204
Total revenues	$64,153	$56,191	$116,455	$109,475

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$34,893	$29,135	$62,771	$56,870
Europe, the Middle East, and Africa (EMEA)	16,854	15,043	33,041	29,251
Asia Pacific (APAC)	12,406	12,013	20,643	23,354
Total revenues	$64,153	$56,191	$116,455	$109,475

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

Engineering and Development Expenses

Expenditures relating to engineering and development are expensed in the period incurred to engineering and development expense in the consolidated statement of operations.

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

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,177)	$(5,389)	$(22,581)	$(8,916)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(4,000)	(4,196)
Net loss attributable to common shareholders	$(11,177)	$(7,389)	$(26,581)	$(13,112)
Weighted average common shares issued and outstanding - basic and diluted	48,792,559	45,757,532	49,467,691	44,786,403
Basic and diluted net loss per share	$(0.23)	$(0.16)	$(0.54)	$(0.29)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	3,457,046	5,855,953	3,845,882	5,908,632
Restricted stock units	709,481	339,212	709,481	339,212
Series C convertible preferred stock	5,552,919	5,283,411	5,552,919	5,283,411
Conversion of 2026 Senior Notes	3,422,780	—	3,422,780	—
Conversion of 2025 Senior Notes	599,954	4,810,002	599,954	4,810,002
	13,742,180	16,288,578	14,131,016	16,341,257

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(8.6) million, and $(3.1) million for the six months ended June 30, 2022 and 2021, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Recently Adopted Accounting Pronouncements

In July 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments.” Under this ASU, lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in Topic 842 and (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years for all public business entities. We adopted this standard in the first quarter of fiscal 2022, which did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

Accounting Guidance Issued but Not Adopted at June 30, 2022

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the ASU introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for public business entities. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Note 4. Acquisitions

2022 Acquisitions

In April 2022, we completed the acquisition of Cell&Co BioServices in Clermont-Ferrand, France with additional operations in Pont-du-Château, France to further enhance our existing global temperature-controlled supply chain capabilities. Cell&Co BioServices is a bioservices business providing biorepository, kitting, and logistics services to the life sciences industry. The purchase consideration was €5.7 million ($6.2 million), comprised of upfront consideration of €3.2 million ($3.5 million) in cash, 15,152 shares of the Company’s common stock with a fair value of $0.4 million, and an earn-out provision with a fair value of €2.0 million ($2.2 million) based on achieving annual EBITDA targets through 2025, as defined in the share purchase agreement. Of the purchase consideration, $2.7 million was allocated to goodwill and $3.4 million to identifiable intangible assets. The valuation of the intangible assets, contingent consideration liability and opening balance sheet are preliminary estimates subject to change as we complete our procedures. The acquired goodwill and intangible assets are not deductible for tax purposes.

In July 2022, we completed the acquisition of Polar Expres in Madrid, Spain which provides temperature-controlled logistics solutions dedicated to the life sciences industry (See Note 15).

In July 2022, we also completed the acquisition of Cell Matters in Liège, Belgium which provides cryo-process optimization, cryoprocessing, and cryopreservation solutions to the life sciences industry (See Note 15).

2021 Acquisitions

In the second quarter of 2021, we completed the acquisitions of Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium to further enhance our existing global temperature-controlled supply chain capabilities in the APAC and EMEA regions. The combined purchase consideration was $6.8 million, of which $2.7 million was allocated to goodwill and $2.8 million to identifiable intangible assets. The combined purchase consideration also included a contingent consideration liability of $0.7 million. The acquisitions include earnout provisions subject to achieving future EBITDA targets through 2025 and certain employment requirements, as defined in the share purchase agreements. The goodwill amount represents synergies related to our existing logistics management services. Through June 30, 2022, the Company recorded combined measurement period adjustments of $0.8 million, mainly comprised of deferred tax adjustments. The acquired goodwill and intangible assets are not deductible for tax purposes.

Note 5. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Cash	$28,761	$27,788
Cash equivalents:
Money market mutual fund	8,273	111,313
Total cash and cash equivalents	37,034	139,101
Short-term investments:
U.S. Treasury notes and bills	205,816	223,896
Mutual funds	102,514	110,006
Corporate debt securities	205,254	155,796
Total short-term investments	513,584	489,698
Cash, cash equivalents and short-term investments	$550,618	$628,799

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at June 30, 2022 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$213,377	$—	$(7,561)	$205,816
Corporate debt securities	217,021	—	(11,767)	205,254
Total available-for-sale investments	$430,398	$—	$(19,328)	$411,070

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2022:

	Amortized Cost	Fair Value
Due within one year	$77,695	$76,845
Due after one year through five years	352,703	334,225
Due after five years through ten years	—	—
Total	$430,398	$411,070

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

During the six months ended June 30, 2022 and 2021 we had realized losses of $(0.08) million and $(0.04) million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $102.5 million at June 30, 2022. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized losses during 2022 and 2021 related to equity securities held at June 30, 2022 and 2021 are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net losses recognized during the six months on equity securities	$(8,556)	$(156)
Less: net gains (losses) recognized during the year on equity securities sold during the period	—	—
Unrealized losses recognized during the six months on equity securities still held at June 30, 2022 and 2021	$(8,556)	$(156)

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

The fair value of the contingent consideration liability for the two acquisitions completed during the second quarter of 2021 and the acquisition completed during the second quarter of 2022 was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. As of June 30, 2022, the contingent consideration for the three acquisitions combined was determined to have an aggregate fair value of $2.8 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheet as of June 30, 2022. The contingent consideration for the acquisitions, if earned, is to be paid in cash in one to four years. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of June 30, 2022 and 2021 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2022
Cash equivalents:
Money market mutual fund	$8,273	$—	$—	$8,273
Marketable equity securities:
Mutual funds	102,514	—	—	102,514
Available-for-sale debt securities:
U.S. Treasury notes	205,816			205,816
Corporate debt securities	205,254	—	—	205,254
	$521,857	$—	$—	$521,857

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash equivalents:
Money market mutual fund	$111,313	$—	$—	$111,313
Marketable equity securities:
Mutual funds	110,006	—	—	110,006
Available-for-sale debt securities:
U.S. Treasury notes	223,896	—	—	223,896
Corporate debt securities	155,796	—	—	155,796
	$601,011	$—	$—	$601,011

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and U.S. Treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2022.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$391,399	$274,781	$390,523	$331,783
2025 Senior Notes	$14,037	$11,961	$13,648	$13,628

Note 7. Inventory

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$16,244	$11,846
Work-in-process	385	670
Finished goods	6,441	3,985
Total	$23,070	$16,501

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the six months ended June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021
Balance at beginning of year	146,954	145,282
Foreign currency adjustment	(4,369)	(483)
Goodwill related to MVE acquisition	—	518
Goodwill related to CRYOPDP acquisition	—	(1,005)
Goodwill related to CTSA and F-airGate acquisitions	6	2,662
Goodwill related to Cell&Co acquisition	2,610	—
Total	$145,201	$146,974

Intangible Assets

The following table presents our intangible assets as of June 30, 2022 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$240	$150	2
Technology	35,679	6,648	29,031	10
Customer relationships	131,504	16,651	114,853	13
Trade name/trademark	812	104	708	13
Agent network	10,686	4,820	5,866	2
Order backlog	2,600	2,600	—	—
Land use rights	2,378	162	2,216	36
Patents and trademarks	44,924	1,735	43,189	—
Total	$228,973	$32,960	$196,013

The following table presents our intangible assets as of December 31, 2021 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$201	$189	2
Technology	35,116	4,790	30,326	10
Customer relationships	128,593	11,725	116,868	13
Trade name/trademark	510	112	398	12
Agent network	10,686	3,047	7,639	3
Order backlog	2,600	2,600	—	—
Land use rights	2,378	7	2,371	36
Patents and trademarks	44,566	930	43,636	—
Total	$224,839	$23,412	$201,427

Amortization expense for intangible assets for the three and six months ended June 30, 2022, was $3.7 million and $7.5 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2021 was $3.6 million and $7.1 million, respectively.

Expected future amortization of intangible assets as of June 30, 2022 is as follows:

Years Ending December 31,	Amount
Remainder of 2022	$7,464
2023	14,919
2024	14,319
2025	12,385
2026	12,245
Thereafter	90,008
$151,340

Note 9. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	402,500	402,500
Less: unamortized debt issuance costs	(11,408)	(12,673)
Net carrying value of Convertible Senior Notes payable	$405,436	$404,171

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Coupon interest	$872	$853	$1,734	$1,715
Amortization of debt issuance costs	634	193	1,268	385
Total interest expense on Convertible Senior Notes	$1,506	$1,046	$3,002	$2,100

The Company’s 2025 Senior Notes and 2026 Senior Notes payable of $14.3 million and $402.5 million, respectively, are due and payable in 2025 and 2026, respectively.

2026 Senior Notes

On November 12, 2021, the Company issued $402.5 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”), which includes the initial purchasers’ exercise in full of their option to purchase an additional $52.5 million principal amount of the 2026 Senior Notes, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Senior Notes are governed by an indenture (the “2026 Indenture”) dated November 12, 2021 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $390.4 million from the offering, net of underwriting discounts and commissions of $12.1 million, and incurred approximately $0.6 million in third-party offering related costs. The 2026 Senior Notes bear cash interest at a rate of 0.75%, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 and will mature on December 1, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2026 Senior Notes. At June 30, 2022, accrued interest of $0.3 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2026 Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

Noteholders may convert their 2026 Senior Notes at their option into shares of the Company’s common stock in the following circumstances: (1) before the close of business on the business day immediately before September 1, 2026, noteholders have the right to convert their 2026 Senior Notes only upon the occurrence of certain events (e.g., if sale price per share of the Company’s common stock exceeds 130% of the conversion price for a number of trading days; upon the occurrence of certain corporate events or distributions on the Company’s common stock; if the Company calls the 2026 Senior Notes for redemption); and (2) from and after September 1, 2026, noteholders may convert their 2026 Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The 2026 Senior Notes are initially convertible into approximately 3,422,780 shares of the Company’s common stock based on the initial conversion rate of 8.5038 shares of the Company’s common stock per $1,000 principal amount of the 2026 Senior Notes, which represents an initial conversion price of approximately $117.59 per share of the Company’s common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time and is determined by reference to a make-whole table set forth in the 2026 Indenture. However, in no event will the conversion rate be increased to an amount that exceeds 12.3304 shares of the Company’s common stock per $1,000 principal amount of 2026 Senior Notes. In addition, the holders of the 2026 Senior Notes may require the Company to repurchase the 2026 Senior Notes at a cash repurchase price equal to the principal amount of the 2026 Senior Notes plus accrued and unpaid interest following the occurrence of a “Fundamental Change” (as described in the 2026 Indenture).

The 2026 Senior Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after December 6, 2024 and on or before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2026 Senior Notes unless at least $100.0 million aggregate principal amount of 2026 Senior Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2026 Senior Notes for redemption will constitute a Make-Whole Fundamental Change with respect to the 2026 Senior Notes, in which case the conversion rate applicable to the conversion of that 2026 Senior Notes will be increased in certain circumstances if it is converted during the related redemption conversion period.

The 2026 Senior Notes contain customary terms and events of default. If an event of default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, the 2026 Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other event of default (as defined in the 2026 Indenture) occurs and is continuing, then, the Trustee, by notice to the Company, or holders of at least 25% of the aggregate principal amount of the 2026 Senior Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Senior Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Senior Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Senior Notes. There were no events of default at June 30, 2022.

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

2025 Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% Convertible Senior Notes due in 2025 (the “2025 Senior Notes”), which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the 2025 Senior Notes, in a private placement exempt from registration under the Securities Act. The 2025 Senior Notes are governed by an indenture (the “2025 Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee. The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The 2025 Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2025 Senior Notes. At June 30, 2022, accrued interest of $0 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2025 Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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
(2)	A registration statement covering the resale of the shares of the Company’s common stock issuable upon conversion of the Convertible Senior Notes is effective and available for use and is expected to remain effective and available during the redemption period as of the date the redemption notice is sent.

The 2025 Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the 2025 Indenture) occurs with respect to the Company, the principal amount of the 2025 Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the 2025 Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2025 Senior Notes may declare the principal amount of the 2025 Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at June 30, 2022.

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

On November 9, 2021, the Company entered into separate, privately negotiated note purchase agreements with a limited number of holders of its 2025 Senior Notes pursuant to which the Company repurchased approximately $100.7 million principal amount of 2025 Senior Notes for an aggregate cash repurchase price of approximately $351.1 million, which includes accrued and unpaid interest on the repurchased 2025 Senior Notes. The Company used net proceeds from a registered direct placement of its common stock to holders of its 2025 Senior Notes, together with a portion of the net proceeds from the issuance of the 2026 Senior Notes, to repurchase the $100.7 million principal amount of 2025 Senior Notes (see Note 13). This transaction involved contemporaneous exchanges of cash between the Company and the same limited number of holders of the 2025 Senior Notes participating in the issuance of the 2026 Senior Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting depending on whether the exchange is determined to have substantially different terms. The repurchase of the 2025 Senior Notes and issuance of the 2026 Senior Notes were deemed to have substantially different terms based on the present value of the cash flows. Therefore, the repurchase of the 2025 Senior Notes was accounted for as a debt extinguishment. The Company recorded $251.8 million as loss on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2021, which includes the write off of related deferred financing costs of $2.6 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Senior Notes as of June 30, 2022 was $14.3 million.

In connection with the issuance of the 2025 Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the 2025 Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the 2025 Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the 2025 Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the 2025 Indenture accrue on any day on a note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the 2025 Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of 2025 Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of June 30, 2022, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.

Note 10. Notes Payable

Notes payable consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Principal amount of CRYOPDP note payable	$1,043	$1,133
Principal amount of Cell&Co notes payable	432	—
Less: discount on CRYOPDP note payable	(22)	(47)
Total notes payable	1,453	1,086
Less: current portion of notes payable	(1,079)	—
Notes payable – long term	$374	$1,086

Interest expense incurred in connection with the notes payable consisted of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense	$2	$—	$2	$—
Amortization of debt discount	11	33	21	98
Total interest expense on notes payable	$13	$33	$23	$98

CRYOPDP Note

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

Cell&Co Notes

In connection with the acquisition of Cell&Co, the Company assumed two notes payable totaling €0.4 million ($0.4 million) bearing interest rates of 0.6% and 1.06%, respectively, payable quarterly, maturing in July 2027 and June 2030, respectively.

Future note payments as of June 30, 2022 were as follows (in thousands):

Years Ending December 31,	Amount
2022 (excluding the six months ended June 30, 2022)	$1,072
2023	59
2024	59
2025	60
2026	60
Thereafter	165
Total note maturities	1,475
Debt discount	(22)
Net notes payable carrying value	$1,453

Note 11. Leases

The Company has operating leases for corporate offices and certain equipment. These leases have remaining lease terms of one year to approximately nine years, some of which include options to extend the leases for multiple renewal periods of five years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

The components of lease cost were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating lease cost	$2,530	$1,997

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,444	$1,771
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,103	$5,440

	June 30,	December 31,
	2022	2021
Weighted-Average Remaining Lease Term
Operating leases	13.7 years	5.6 years

Weighted-Average Discount Rate
Operating leases	8.2%	5.1%

Future minimum lease payments under non-cancellable leases that have commenced as of June 30, 2022 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$2,161
2023	4,307
2024	3,782
2025	3,159
2026	3,011
Thereafter	28,022
Total future minimum lease payments	44,442
Less imputed interest	(20,680)
Total	$23,762

Operating
Reported as of June 30, 2022	Leases
Current lease liabilities	$2,656
Noncurrent lease liabilities	21,106
Total	$23,762

Note 12. Commitments and Contingencies

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE Biological Solutions manufacturing facility located in New Prague, Minnesota. The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up production toward the end of the first quarter of 2022. The Company estimates the revenue impact of $9.4 million was limited to the first quarter. Furthermore, the Company expects its insurance to cover the costs to restore the facility, as well as related business interruption losses.

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

Repurchase Program

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased 1,341,571 shares of its common stock under the Repurchase Program during the six months ended June 30, 2022, at an average price of $24.84 per share, for an aggregate purchase price of $33.3 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

November 2021 Registered Direct Placement and Stock Purchase Agreements

Concurrent with the issuance of the 2026 Senior Notes in November 2021, the Company conducted a registered direct placement of 3,072,038 shares of its common stock at $81.10 per share (“Concurrent Placement”). The Company received net proceeds of approximately $248.9 million, net of offering expenses. The Company used the net proceeds from the Concurrent Placement, together with a portion of the net proceeds from the issuance of the 2026 Senior Notes, to repurchase approximately $100.7 million principal amount of the 2025 Senior Notes in separate, privately negotiated repurchase transactions with a limited number of holders of the 2025 Senior Notes, for a cash repurchase price of approximately $351.1 million. The remainder of the net proceeds of approximately $288.4 million, after deducting banker fees, are used for general corporate purposes (See Note 9).

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

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the six months ended June 30, 2022 and the year ended December 31, 2021 were $4.0 million and $8.2 million, respectively.

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

(2)At any time beginning six years after the Closing Date, all of the Series C Preferred Stock at a price equal to 100% of the purchase price paid plus any accrued and unpaid dividends.

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

Common Stock Reserved for Future Issuance

As of June 30, 2022, approximately 17.7 million shares of common stock were issuable upon vesting, conversion or exercise of stock options, restricted stock units, the Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	7,418,841
Vesting of restricted stock units	709,481
Conversion of Series C Preferred Stock	5,552,919
Conversion of 2026 Senior Notes	3,422,780
Conversion of 2025 Senior Notes	599,954
Total shares of common stock reserved for future issuances	17,703,975

Note 14. Stock-Based Compensation

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan and in April 2021, the stockholders approved an increase of 2,850,000 shares authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of June 30, 2022, the Company had 6,089,313 shares available for future awards under the 2018 Plan.

During the six months ended June 30, 2022 and 2021, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	June 30,
	2022	2021
Expected life (years)	3.8 - 5.2	3.5 - 6.1
Risk-free interest rate	2.1% - 3.6%	0.5% - 0.9%
Volatility	67.5% - 78.6%	64.4% - 80.8%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$711	$452	$1,178	$691
Selling, general and administrative	4,056	3,222	7,347	5,727
Engineering and development	491	350	858	597
	$5,258	$4,024	$9,383	$7,015

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2021	7,027,941	$13.97
Granted (weighted-average fair value of $17.30 per share)	523,252	30.50
Exercised	(100,205)	6.17
Forfeited	(32,147)	49.23
Outstanding — June 30, 2022	7,418,841	$15.08	5.5	$133,845
Vested (exercisable) — June 30, 2022	5,788,518	$10.57	5.0	$123,443
Expected to vest after June 30, 2022 (unexercisable)	1,630,323	$31.13	7.1	$10,402
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 30, 2022, which was $30.98 per share.

Total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $3.1 million and $19.6 million, respectively.

As of June 30, 2022, there was unrecognized compensation expense of $29.2 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.5 years.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2021	373,849	$55.53
Granted	458,243	30.86
Share issuance	(92,562)	54.82
Forfeited	(30,049)	51.73
Outstanding – June 30, 2022	709,481	$39.84

For the three months ended June 30, 2022 and 2021, we recorded stock-based compensation expense on our issued restricted stock units of $2.1 million and $1.2 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded stock-based compensation expense on our issued restricted stock units of $3.5 million and $1.5 million, respectively. As of June 30, 2022 there was unrecognized compensation expense of $25.7 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 3.2 years.

Note 15. Subsequent Events

In July 2022, the Company completed the acquisition of Polar Expres based in Madrid, Spain, which provides temperature-controlled logistics solutions dedicated to the life sciences industry, for approximately $1.4 million. Polar Expres operates logistics centers in Madrid and Barcelona supporting the rapidly growing life science market. This acquisition further expands CRYOPDP’s footprint which enhances our existing global temperature-controlled supply chain capabilities and provides us with additional growth opportunities in the EMEA region. The agreement includes an earnout provision which is subject to and dependent on the business achieving 2024 and 2026 EBITDA targets as defined.

In July 2022, the Company also completed the acquisition of Cell Matters based in Liège, Belgium, which provides cryo-process optimization, cryoprocessing, and cryopreservation solutions to the life sciences industry, for approximately $4.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions, expectations about future benefits of our acquisitions, our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; projected trends in the market in which we operate; anticipated impacts from the coronavirus strain COVID-19 (“COVID-19”) on us, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic; expectations relating to current supply chain impacts; inflationary pressures and the effects of foreign currency fluctuations; expectations relating to the fire at our New Prague manufacturing facility, including expectations that insurance will cover the costs to restore and re-open the facility, as well as related business interruption losses; expectations relating to the impacts on our operations resulting from Russia’s invasion of Ukraine; anticipated regulatory approvals with respect to the products of our clients; expectations about securing and maintaining strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 (the “2021 Annual Report”), and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward-looking statement.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2022 (unaudited) and the consolidated balance sheet as of December 31, 2021 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2021, 2020 and 2019, included in the Company’s 2021 Annual Report.

Overview

Cryoport is a global leader in serving the life sciences industry as a trusted provider of integrated temperature-controlled supply chain solutions supporting the biopharma/pharma, animal health, and reproductive medicine markets. Our mission is to support life and health worldwide and we are continuously developing, implementing, and leveraging our supply chain platform, which is designed to deliver comprehensive, unparalleled, highly differentiated temperature-controlled logistics, packaging, storage, cryogenic systems, informatics, and related services for life science products, regenerative medicine, cellular therapies, and treatments that require unique, specialized cold chain management.

Spread across 17 countries and 38 locations worldwide, we serve more than 3,000 customers working in biopharmaceutical, animal husbandry and reproductive medicine companies, universities, research institutions and government agencies. Our platform of solutions together with our global team of more than 900 colleagues delivers a unique combination of innovative supply chain technologies and services through our industry-leading brands, Cryoport Systems, CryoStork®, MVE Biological Solutions, CRYOPDP, and CRYOGENE.

Cryoport’s advanced supply chain platform, comprised of comprehensive and technology-centric systems and solutions, are designed to support the global high-volume distribution of commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA) and other international regulatory bodies for distribution in the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia-Pacific) regions. Cryoport’s solutions are also designed to support pre-clinical, clinical trials, Biologics License Applications (BLA), Investigational New Drug Applications (IND) and New Drug Applications (NDA) with the FDA, as well as global clinical trials initiated in other countries, where strict regulatory compliance and quality assurance is mandated. Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of June 30, 2022, we supported 626 clinical trials and nine (9) commercial therapies, including KYMRIAH by Novartis, YESCARTA and TECARTUS by Gilead/Kite, and BREYANZI and ABECMA by Bristol-Myers Squibb. A total of eleven (11) Cryoport-supported Biologic License Applications (BLAs) or Marketing Authorization Applications (MAAs) were filed in fiscal year 2021, based on internal information and forecasts from the Alliance for Regenerative Medicine, of which two (2) were filed during the fourth quarter of 2021. During the first quarter Gilead’s Yescarta® was approved by the FDA as a second line treatment for relapsed/refractory large B-cell lymphoma, Bristol Myers’ Breyanzi® received approval in the EU for the third line treatment of relapsed/refractory large B-cell lymphoma, and Legend/Janssen received approval for Carvykti™ in the EU for a fifth line treatment of multiple myeloma. A total of two (2) Cryoport supported Biologic License Applications (BLAs) or Marketing Authorization Applications (MAAs) were filed in first quarter 2022. During the remainder of 2022, we anticipate up to an additional fifteen (15) filings, three (3) new therapy approvals, and an additional five (5) label or geographic expansion approvals. Also, we are now forecasting a combined total of twenty (20) BLA or MAA filings in 2023. Those therapies that receive commercial approval will provide opportunities to become significant revenue drivers for us in the future as the majority of them will require temperature-controlled storage, comprehensive temperature-controlled supply chain support and other services at commercial scale, and we expect that many will select us as their critical supply chain solution as a result of our work in connection with their respective clinical trials and track record in the market.

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

Cryoport’s MVE Biological Solutions systems are an important part of our global supply chain platform. MVE Biological Solutions is the leading global manufacturer of temperature-controlled storage and distribution equipment and systems. MVE has set the standard for the manufacture of cryogenic systems including vacuum insulated products and cryogenic freezer and shipper solutions used for storage and/or distribution of critical biological material for more than 50 years. MVE Biological Solutions’ equipment is used extensively throughout the life sciences industry and is the trusted solution within the regenerative medicine space for the storage and distribution of cell and gene therapies. Moreover, Cryoport Systems in conjunction with MVE Biological Solutions are developing a new platform of ultra-low temperature smart packaging for cell and gene therapy distribution through a new purpose built Cryoport ELITE™ product line. The first two products in the Cryoport ELITE™ line to launch will be the Cryosphere™, which is a first of its kind gravitationally stabilized cryogenic shipper aimed at supporting of cell therapies and a novel ELITE™ -80°C shipper, which, is purpose built for the support of gene therapy distribution and upstream viral vector products. Both these products are being launched to complement our current Cryoport Express® and CRYOPDP Temperature Controlled Packaging Solutions.

Our advanced technologies and dedicated personnel allow us to continue to expand our services footprint with a growing suite of services, products and competencies supporting the life sciences industry, which currently include information technology, primary and secondary packaging, analytics, logistics distribution, laboratory relocation, biostorage services, embedded logistics support and validation services (e.g., for shipping lanes and packaging) and consulting services. A sample of our client facing, supply chain solutions include the following service platforms:

●	Industry leading temperature-controlled packaging and data management at all temperatures via MVE Biological Solutions, Cryoport Systems and CRYOPDP
●	Logistics planning, management, and transportation of critical materials globally via Cryoport Systems and CRYOPDP
●	cGMP storage and distribution (equipment and services) of life science materials via CRYOGENE, MVE Biological Solutions and Cryoport Systems
●	Kitting, labelling, drug return and return therapy destruction via Cryoport Systems
●	Consulting services in support of custom primary and secondary packaging, as well as packaging validation and testing services via Cryoport Systems

These service platforms have been designed to effectively support, for example, the following use cases:

●	Cell-based Autologous Immunotherapy (Personalized Medicine) Solutions, designed for therapies in which our Cryoport ELITE™, Cryoport Express®, and CRYOPDP Solutions serve as an enabling technology for the safe and efficient storage and transportation of leukapheresis or apheresis blood products as well as manufactured autologous cellular-based immunotherapies. This is accomplished by providing a comprehensive logistics solution for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from, (a) the collection of the patient’s blood or cells at a point-of-care setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved delivery of these often irreplaceable cells to a point-of-care treatment facility for infusion into the patient. The Advanced Therapy Shippers™ and Cryoport ELITE™ Shippers are designed specifically for this market. If required, Cryoport Express® Shippers can also serve as a temporary freezer/repository supporting the efficient distribution of the personalized medicine to the patient when and where the medical provider needs it, without the expense and inconvenience of on-sight, cryopreservation storage freezers.
●	Allogeneic Therapy Solutions, designed for allogeneic therapies in which our Cryoport ELITE™, Cryoport Express®, and CRYOPDP Solutions serve as enabling technologies for the safe and efficient storage and transportation of healthy donor blood products as well as the manufactured allogeneic therapies by providing a comprehensive logistic solutions for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from, (a) the blood collection center, to (b) the manufacturing facility for the allogeneic therapy, to (c) a storage and fulfillment facility, or (d) to a point-of-care treatment facility for infusion into the patient. This is another market where the Cryoport Systems’ Advanced Therapy Shipper™ and Cryoport ELITE™ shippers will play a role.
●	Gene Therapy Solutions, designed for gene therapies in which our Cryoport ELITE™ solution has been purpose designed to be a best-in-class platform for the safe and efficient transportation of gene therapy products at -80°C by providing comprehensive packaging, logistics, and storage solutions for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from (a) the manufacturing facility for the gene therapy, to (b) a storage and fulfillment facility, or (c) to a point-of-care treatment facility for infusion into the patient.
●	Direct-to-Patient Solutions, designed for therapies and/or programs that require distribution to a residential or community care setting. Our CRYOPDP unit has developed specific processes and services in support of Direct-to-Patient requirements that include regulatory, security, accessibility, good distribution practices (GDP), and confidentiality considerations.
●	Consulting Services, provides our clients an opportunity to leverage our in-house talent and knowledge to design custom logistics plans, perform lane assessment, lane and carrier validation; design custom packaging and validation, permitting clinical trial logistics design; commercial launch planning; systems integration; and end user training. Additionally, our Consulting Services team has developed a “Packaging Center of Excellence” in support of the advanced therapies space.

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

The Markets We Serve

Cryoport serves the life sciences industry as a trusted provider of integrated temperature-controlled supply chain solutions supporting the biopharma/pharma, animal health, and reproductive medicine markets.

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

Cryoport has been focused on the cell and gene therapy market and we have successfully established ourselves as a premier provider of supply chain solutions and now support 626 clinical trials and several commercial programs in the space. Our solutions have been developed to specifically support this space and we offer the highest level of temperature control and visibility within the market. Additionally, Cryoport has developed its Chain of Compliance™ platform that has been specifically developed to support irreplaceable clinical and commercial therapies and of which many of the critical requirements are featured in the recently released ISO 21973 guidance issued by the International Organization for Standardization (ISO) which specifically outlines General Requirement for Transportation of Cells for Therapeutic Use.

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

Reproductive Medicine. In the human reproductive medicine market, we are focused on the support of the creation of human life. This is primarily accomplished by supporting IVF, and related technologies along with clinical networks globally. Through our CryoStork® services, we transport reproductive materials through dedicated medical transport services to help ensure that IVF materials are on the next flight out to their destination. IVF materials also receive one-on-one handling and individualized attention during the entire logistics process. In addition, we also provide cryobiological storage equipment to fertility clinics around the world.

Impact of COVID-19

In late 2019, a novel strain of coronavirus that causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, which are significantly more contagious than previous strains, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions, or impose new restrictions, in an effort to lessen the spread of COVID-19 and its variants. While some of these restrictions have been lifted, there continues to be significant uncertainty related to the ultimate duration and impact that this global pandemic will have on future results of our operations. Further, virus containment efforts as a result of governmental actions or policies or other initiatives have led to the disruption in the global supply chain and as a result, we have experienced difficulties sourcing materials and equipment and may incur additional direct costs to provide our solutions in the future. See “Risk Factors—Risk Related to Our Business—We depend on the availability of certain component products used in our solutions; delays or increased costs in the procurement of components manufactured by third parties could adversely affect our business operations, financial performance and results of operations, and we may experience customer dissatisfaction and harm to our reputation” in Part I, Item 1A of our 2021 Annual Report for additional information.

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

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE Biological Solutions manufacturing facility located in New Prague, Minnesota (“New Prague Fire”). The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up production toward the end of the first quarter of 2022. The Company estimates the revenue impact of $9.4 million was limited to the first quarter. Furthermore, the Company expects its insurance to cover the costs to restore and re-open the facility, as well as related business interruption losses.

Russian Invasion of Ukraine

On February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. Additionally, the U.S. and foreign government bodies in jurisdictions in which we operate have implemented targeted sanctions and export control measures and have announced potential additional sanctions and export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. The impact of these government measures, as well as any further retaliatory actions taken by Russia and the U.S. and foreign government bodies, is currently unknown. Potential impacts related to the conflict could include additional unilateral or multilateral export control and sanctions measures, market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions and the exclusion of Russian financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, which could adversely impact our business, financial condition or results of operations, in particular, CRYOPDP’s business activities in Russia, as well as our other European business operations. Currently, we do not believe that this has materially impacted our operations.

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	($ in 000’s)
Service revenues	$34,585	$29,679	$4,906	16.5%
Product revenues	29,568	26,512	3,056	11.5%
Total revenues	64,153	56,191	7,962	14.2%

Cost of service revenues	(19,111)	(16,742)	(2,369)	14.2%
Cost of product revenues	(16,204)	(14,047)	(2,157)	15.4%
Total cost of revenues	(35,315)	(30,789)	(4,526)	14.7%

Gross margin	28,838	25,402	3,436	13.5%
Selling, general and administrative	(30,563)	(24,688)	(5,875)	23.8%
Engineering and development	(3,522)	(4,462)	940	(21.1)%
Investment income	2,048	368	1,680	456.9%
Interest expense	(1,586)	(1,164)	(422)	36.4%
Other expense, net	(4,028)	(346)	(3,682)	1,064.9%
Provision for income taxes	(364)	(499)	135	(27.2)%

Net loss	$(9,177)	$(5,389)	$(3,788)	70.3%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—%
Net loss attributable to common stockholders	$(11,177)	$(7,389)	$(3,788)	51.3%

Total revenues by market (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change	% FX Impact (1)
Biopharma/Pharma	$51,728	$45,489	$6,239	13.7%	(2.1)%
Animal health	9,562	8,394	1,168	13.9%	(8.4)%
Reproductive medicine	2,863	2,308	555	24.1%	(1.0)%
Total revenues	$64,153	$56,191	$7,962	14.2%	(3.0)%
(1)	Foreign exchange impacts were derived by applying the prior period average currency rates to current period revenues. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for additional information.

Revenues. Revenues increased by $8.0 million, or 14.2%, from $56.2 million to $64.2 million for three months ended June 30, 2022, as compared to the same period in 2021. This increase was a result of the continuing robust demand for Cryoport’s supply chain systems and services leading to double-digit growth in all of its markets. Revenue for the quarter was adversely impacted by approximately 3.0% or $1.9 million as a result of foreign currency fluctuations.

Service revenues increased by $4.9 million, or 16.5%, from $29.7 million to $34.6 million for the three months ended June 30, 2022, as compared to the same period in 2021. This increase was driven by strong customer demand for our supply chain solutions provided by Cryoport Systems, CRYOPDP and CRYOGENE.

Product revenues increased $3.1 million, or 11.5%, from $26.5 million to $29.6 million for the three months ended June 30, 2022, driven by the demand for MVE Biological Solutions’ portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities.

Revenues by market

Revenue from the biopharma/pharma market increased $6.2 million, or 13.7%, from $45.5 million to $51.7 million for the three months ended June 30, 2022, as compared to the same period in 2021. This increase was driven by revenue growth from the support of global clinical trials and commercially launched therapies as well as general demand for our logistics and biostorage services. We now support 626 clinical trials, of which 488 trials are in the Americas, 104 are in EMEA and 34 are in APAC, compared to 561 clinical trials supported as of June 30, 2021 (444 in the Americas, 88 in EMEA and 29 in APAC). As of June 30, 2022, we supported 81 Phase 3 clinical trials, of which 59 are in the Americas, 20 are in EMEA, and 2 are in APAC. This compares to 69 Phase 3 trials (48 in the Americas, 20 in EMEA and 1 in APAC) supported as of June 30, 2021. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $1.2 million, or 13.9%, from $8.4 million to $9.6 million for the three months ended June 30, 2022, as compared to the same period in 2021.

Revenues in the reproductive medicine market increased $0.6 million, or 24.1%, from 2.3 million to $2.9 million for the three months ended June 30, 2022, as compared to the same period in 2021. This increase was driven by strong demand for our CryoStork® logistics solution and cryogenic shippers.

Gross margin and cost of revenues. Gross margin for the three months ended June 30, 2022 was 45.0% of total revenues, as compared to 45.2% of total revenues for the three months ended June 30, 2021, down 25 basis points year over year and up 224 basis points sequentially. Cost of total revenues increased $4.5 million to $35.3 million for the three months ended June 30, 2022, as compared to $30.8 million in the same period in 2021.

Gross margin for our service revenues was 44.7% of service revenues, as compared to 43.6% of service revenues for the three months ended June 30, 2021, up 115 basis points year over year and up 162 basis points sequentially. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 45.2% of product revenues, as compared to 47.0% of product revenues for the three months ended June 30, 2021, down 18 basis points year over year and up 318 basis points sequentially. Product revenues, related cost of revenues and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the second quarter of 2022, SG&A expenses increased by $5.9 million, or 23.8% as compared to the second quarter of 2021. This increase is driven by the further build out of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions, such as the two new global supply chain centers in Houston, Texas and Morris Plains, New Jersey for which grand openings were held in June 2022. Wages and associated employee costs increased $2.9 million from $10.4 million in 2021 to $13.3 million in 2022. Stock compensation expense increased by $1.0 million and travel and lodgings increased $0.6 million compared to the same period in the prior year. Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of Cell&Co in 2022, CTSA and F-airGate in 2021, CRYOPDP and MVE Biological Solutions in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets. Intangible asset amortization expense increased by $0.2 million, from $3.6 million in 2021, to $3.7 million in 2022.

Engineering and development expenses. Engineering and development expenses decreased $0.9 million, or 21.1%, for the three months ended June 30, 2022, as compared to the same period in 2021. The decrease was primarily due to a decrease of $1.5 million in consulting, prototype and development costs which was partially offset by an increase of $0.3 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and Cryoport ELITE™ shipper fleet, such as the Cryosphere™ shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $1.7 million, for the three months ended June 30, 2022, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased by $0.4 million, from $1.2 million to $1.6 million for the three months ended June 30, 2022, as compared to the prior year due to interest on the convertible senior notes and amortization of the related debt discount.

Other expense, net. The increase in other expense, net for the three months ended June 30, 2022, as compared to the prior year is primarily due to unrealized losses of $3.7 million on short-term investments and foreign currency fluctuations.

Provision for income taxes. The provision for income taxes decreased $0.1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, resulting in effective tax rates of negative 4.1% and negative 10.2%, respectively. The decrease in tax expense and effective tax rate for the three months ended June 30, 2022, as compared to the prior year is due to lower taxable foreign earnings and an increase in our domestic losses which resulted in no additional tax benefit. The negative effective tax rate of 2.6% for the three months ended June 30, 2022, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	($ in 000’s)
Service revenues	$67,495	$56,443	$11,052	19.6%
Product revenues	48,960	53,032	(4,072)	(7.7)%
Total revenues	116,455	109,475	6,980	6.4%

Cost of service revenues	(37,829)	(32,294)	(5,535)	17.1%
Cost of product revenues	(27,447)	(27,229)	(218)	0.8%
Total cost of revenues	(65,276)	(59,523)	(5,753)	9.7%

Gross margin	51,179	49,952	1,227	2.5%
Selling, general and administrative	(57,185)	(46,076)	(11,109)	24.1%
Engineering and development	(7,060)	(8,766)	1,706	(19.5)%
Investment income	3,312	766	2,546	332.3%
Interest expense	(3,077)	(2,373)	(704)	29.6%
Other expense, net	(9,045)	(881)	(8,164)	926.8%
Provision for income taxes	(705)	(1,538)	833	(54.2)%

Net loss	$(22,581)	$(8,916)	$(13,665)	153.3%
Paid-in-kind dividend on Series C convertible preferred stock	(4,000)	(4,196)	196	(4.7)%
Net loss attributable to common stockholders	$(26,581)	$(13,112)	$(13,469)	102.7%

Total revenues by market (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change	% FX Impact (1)
Biopharma/Pharma	$94,739	$87,877	$6,862	7.8%	(1.7)%
Animal health	16,356	17,394	(1,038)	(6.0)%	(7.2)%
Reproductive medicine	5,360	4,204	1,156	27.5%	(0.7)%
Total revenues	$116,455	$109,475	$6,980	6.4%	(2.4)%
(1)	Foreign exchange impacts were derived by applying the prior period average currency rates to current period revenues. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for additional information.

Revenues. Revenues increased by $7.0 million, or 6.4%, from $109.5 million to $116.5 million for the six months ended June 30, 2022, as compared to the same period in 2021. This increase was a result of the continuing robust demand for Cryoport’s supply chain systems and services, particularly in the biopharma/pharma and reproductive medicine markets, which was partially offset by the New Prague Fire that negatively impacted the first quarter of 2022 by approximately $9.4 million. The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. In addition, revenue for the first half of 2022 was also adversely impacted by approximately 2.4% or $2.8 million as a result of foreign currency fluctuations.

Service revenues increased by $11.1 million, or 19.6%, from $56.4 million to $67.5 million for the six months ended June 30, 2022, as compared to the same period in 2021. This increase was driven by strong customer demand for our supply chain solutions provided by Cryoport Systems, CRYOPDP and CRYOGENE.

Product revenues decreased $4.1 million, or 7.7%, from $53.0 million to $49.0 million for the six months ended June 30, 2022, as a result of the New Prague Fire that led to approximately $9.4 million in revenue loss for during the first quarter of 2022. Product revenues consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $6.9 million, or 7.8%, from $87.9 million to $94.7 million for the six months ended June 30, 2022, as compared to the same period in 2021. This increase was driven by revenue growth from the support of global clinical trials and commercially launched therapies as well as general demand for our logistics and biostorage services, partially offset by the impact of the New Prague Fire during the first quarter of 2022 of approximately $6.7 million. We now support 626 global clinical trials, of which 488 trials are in the Americas, 104 are in EMEA and 34 are in APAC, compared to 561 clinical trials supported as of June 30, 2021 (444 in the Americas, 88 in EMEA and 29 in APAC). As of June 30, 2022, we supported 81 Phase 3 clinical trials, of which 59 are in the Americas, 20 are in EMEA, and 2 are in APAC. This compares to 69 Phase 3 trials (48 in the Americas, 20 in EMEA and 1 in APAC) supported as of June 30, 2021. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market decreased $1.0 million, or 6.0%, from $17.4 million to $16.4 million for the six months ended June 30, 2022, as compared to the same period in 2021. This decrease was due to the New Prague Fire which impacted the revenue for the animal health market during the first quarter of 2022 by approximately $2.4 million. This New Prague manufacturing facility ramped up production towards the end of March 2022.

Revenues in the reproductive medicine market increased $1.2 million, or 27.5%, from 4.2 million to $5.4 million for the six months ended June 30, 2022, as compared to the same period in 2021. This increase was driven by strong demand for our CryoStork® logistics solution and cryogenic shippers.

Gross margin and cost of revenues. Gross margin for the six months ended June 30, 2022 was 43.9% of total revenues, as compared to 45.6% of total revenues for the six months ended June 30, 2021. The decrease was primarily a result of increased costs due to global supply chain constraints, primarily impacting the first quarter of 2022. Cost of total revenues increased $5.8 million to $65.3 million for the six months ended June 30, 2022, as compared to $59.5 million in the same period in 2021.

Gross margin for our service revenues was 44.0% of service revenues, as compared to 42.8% of service revenues for the six months ended June 30, 2021. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 43.9% of product revenues, as compared to 48.7% of product revenues for the six months ended June 30, 2021. The decrease was a result of increased costs as a result of global supply chain constraints. Product revenues, related cost of revenues and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the six months ended June 30, 2022, SG&A expenses increased by $11.1 million, or 24.1% as compared to the six months ended June 30, 2021. This increase is driven by the further build out of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions, such as the two new global supply chain centers in Houston, Texas and Morris Plains, New Jersey for which grand openings were held in June 2022. Wages and associated employee costs increased $5.8 million from $18.9 million in 2021 to $24.8 million in 2022. Stock compensation expense increased by $1.7 million, travel and lodgings increased $0.8 million, facility costs and other overhead allocations increased by $0.4 million, which includes start-up costs related to our expansions in Houston, Texas and Morris Plains, New Jersey, and an increase of $0.4 million for marketing and trade shows compared to the same period in the prior year. Intangible asset amortization expense is included in SG&A and consists of charges related to the amortization of intangible assets associated with the acquisitions of Cell&Co in 2022, CTSA and F-airGate in 2021, CRYOPDP and MVE Biological Solutions in 2020 and Cryogene in 2019, in which we acquired definite-lived intangible assets. Intangible asset amortization expense increased by $0.3 million, from $7.1 million in 2021, to $7.5 million in 2022. These increases were partially offset by a decrease in public company related expenses (including legal, audit and internal control audit fees) of $0.2 million.

Engineering and development expenses. Engineering and development expenses decreased $1.7 million, or 19.5%, for six months ended June 30, 2022, as compared to the same period in 2021. The decrease was primarily due to a decrease of $2.8 million in consulting, prototype and development costs which was partially offset by an increase of $0.6 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and Cryoport ELITE™ shipper fleet, such as the Cryosphere™ shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $2.5 million, for the six months ended June 30, 2022, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased by $0.7 million, from $2.4 million to $3.1 million for the six months ended June 30, 2022, as compared to the prior year due to interest on the convertible senior notes and amortization of the related debt discount.

Other expense, net. The increase in other expense, net for the six months ended June 30, 2022, as compared to the prior year is primarily due to unrealized losses of $8.6 million on short-term investments and foreign currency fluctuations.

Provision for income taxes. The provision for income taxes decreased $0.8 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, resulting in effective tax rates of negative 3.2% and negative 20.9%, respectively. The decrease in tax expense and effective tax rate for the six months ended June 30, 2022, as compared to the prior year is due to lower taxable foreign earnings and an increase in our domestic losses which resulted in no additional tax benefit. The negative effective tax rate of 3.2% for the six months ended June 30, 2022, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone

Non-GAAP Financial Measures

We provide adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure to U.S. GAAP measures regarding our operating performance. Adjusted EBITDA is defined as net loss adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, investment income, unrealized gain or loss on investments, foreign currency loss and charges or gains resulting from non-recurring events. Adjusted EBITDA is not calculated in accordance with U.S. GAAP, is not based on any comprehensive set of accounting rules or principles and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures, including adjusted EBITDA, should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net loss	$(9,177)	$(5,389)	$(22,581)	$(8,916)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	5,480	4,950	10,845	9,787
Acquisition and integration costs	566	1,062	823	1,890
Investment income	(2,048)	(368)	(3,312)	(766)
Unrealized (gain)/loss on investments	3,728	(107)	8,636	156
Foreign currency loss	271	200	431	102
Interest expense, net	1,586	1,164	3,077	2,374
Stock-based compensation expense	5,258	4,024	9,383	7,015
Income taxes	364	499	705	1,538
Adjusted EBITDA	$6,028	$6,035	$8,007	$13,180

We believe that revenue growth is a key indicator of how our Company is progressing from period to period and we believe that the non-GAAP financial measure “Revenue at constant currency” is useful to investors in analyzing the underlying trends in revenue. Under U.S. GAAP, revenues received in local (non-U.S. dollar) currency are translated into U.S. dollars at the average exchange rate for the period presented. When we use the term “constant currency,” it means that we have translated local currency revenues for the current reporting period into U.S. dollars using the same average foreign currency exchange rates for the conversion of revenues into U.S. dollars that we used to translate local currency revenues for the comparable reporting period of the prior year.

For the three and six months ended June 30, 2022, our revenues would have been approximately $1.9 million and $2.8 million higher, respectively, in constant currency. However, we also believe that data on constant currency period-over-period changes have limitations, particularly as the currency effects that are eliminated could constitute a significant element of our revenue and could significantly impact our performance. We therefore limit our use of constant currency period-over-period changes to a measure for the impact of currency fluctuations on the translation of local currency revenue into U.S. dollars. We do not evaluate our results and performance without considering both period-over-period changes in non-GAAP constant currency revenue on the one hand and changes in revenue prepared in accordance with U.S. GAAP on the other. We caution the readers of this report to follow a similar approach by considering data on constant currency period-over-period changes only in addition to, and not as a substitute for, or superior to, changes in revenue prepared in accordance with U.S. GAAP.

Cryoport, Inc. and Subsidiaries

Revenues by Market at a Constant Currency

(Unaudited, in thousands)

	Three Months Ended June 30, 2022
	Biopharma/	Animal	Reproductive
	Pharma	Health	Medicine	Total
As Reported	$51,728	$9,562	$2,863	$64,153
Non-GAAP Constant Currency	52,838	10,361	2,892	66,091
FX Impact [$]	$(1,110)	$(799)	$(29)	$(1,938)
FX Impact [%]	(2.1)%	(8.4)%	(1.0)%	(3.0)%

	Six Months Ended June 30, 2022
	Biopharma/	Animal	Reproductive
	Pharma	Health	Medicine	Total
As Reported	$94,739	$16,356	$5,360	$116,455
Non-GAAP Constant Currency	96,308	17,528	5,400	119,236
FX Impact [$]	$(1,569)	$(1,172)	$(40)	$(2,781)
FX Impact [%]	(1.7)%	(7.2)%	(0.7)%	(2.4)%

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash and cash equivalents of $37.0 million, $513.6 million in short-term investments and had working capital of $582.9 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the six months ended June 30, 2022, our operating activities used $6.5 million of cash, reflecting the net loss of $22.6 million offset by non-cash expenses of $31.0 million primarily comprised of $10.8 million of depreciation and amortization, $9.4 million of stock-based compensation, $8.6 million of unrealized losses on our equity securities, $1.3 million of amortization of debt discount. as well as $0.5 million of excess and obsolete inventory. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was insurance proceeds of $6.3 million for operations related to the fire at our New Prague, Minnesota manufacturing plant in January 2022, an increase in accounts receivable of $4.3 million, an increase in inventory of $9.2 million primarily due to MVE Biological Solutions proactively securing inventory to avoid supply chain delays and cost increases (of which, $2.1 million relates to the disposal of inventory due to the fire), a decrease in accounts payable and other accrued expenses of $4.3 million, and a decrease in accrued compensation of $1.6 million.

Net cash used in investing activities of $60.9 million during the six months ended June 30, 2022 was primarily due to the $136.6 million purchase of short-term investments, additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $9.1 million, the acquisition of Cell&Co for $2.1 million and $0.6 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform. These uses of cash were partially offset by the maturity of short-term investments of $84.8 million and insurance proceeds of $3.0 million for the loss of fixed assets in connection with the fire at our New Prague, Minnesota manufacturing plant.

Net cash used in financing activities totaled $33.4 million during the six months ended June 30, 2022, primarily as a result of $33.3 million used to repurchase 1,341,571 shares of our common stock under the Repurchase program and $0.6 million repayment of notes payable which was partially offset by $0.6 million proceeds from the exercise of stock options.

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

Repurchase Program

On March 11, 2022, the Company announced that its board of directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased 1,341,571 shares of its common stock under the Repurchase Program during the six months ended June 30, 2022, at an average price of $24.84 per share, for an aggregate purchase price of $33.3 million. These shares were returned to the status of authorized but unissued shares of common stock.

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

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, during Q2 2022, net sales from our International business accounted for 36% of our consolidated revenues, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International business net sales in the three months ended June 30, 2022 decreased by $2.0 million in comparison with the same period in the prior year.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of June 30, 2022, of $20.3 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.0 million, $2.0 million and $4.0 million, respectively, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of June 30, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $3.5 million, $7.1 million, and $14.5 million, respectively, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Based on the short-term intercompany loan balances as of June 30, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $0.8 million, $1.6 million, and $3.6 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. Additionally, the U.S. and foreign government bodies in jurisdictions in which we operate have implemented targeted sanctions and export control measures and have announced potential additional sanctions and export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. The impact of these government measures, as well as any further retaliatory actions taken by Russia and the U.S. and foreign government bodies, is currently unknown. Potential impacts related to the conflict could include additional unilateral or multilateral export control and sanctions measures, market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions and the exclusion of Russian financial institutions from the global banking system, further volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, which could adversely impact our business, financial condition or results of operations, in particular, CRYOPDP’s business activities in Russia, as well as our other European business operations.

The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. For example, recent fluctuations in foreign currency exchange rates, including the increased strength of the U.S. dollar against the Euro, British Pound, Chinese Yuan, and Indian Rupee has adversely impacted our results of operations and cash flow from our operations in EMEA and APAC. Changes in foreign currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign governmental policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased
	Shares (or Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased(1)	(or Unit)	Programs(2)	or Programs
April 1, 2022 through April 30, 2022	600,000	$24.16	600,000	$77,140,900
May 1, 2022 through May 31, 2022	435,271	$24.06	435,271	$—
June 1, 2022 through June 30, 2022	—	$—	—	$—
Total	1,035,271		1,035,271	$—
(1)	These shares were returned to the status of authorized but unissued shares of common stock.

(2)	On March 11, 2022, the Company announced that its board of directors authorized the Repurchase Program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

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

Cryoport, Inc.

Dated: August 4, 2022

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: August 4, 2022

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer