Form 10-Q
period 2022-09-30
Cryoport, Inc.
filed 2022-11-04
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(949) 470 2300

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

As of October 28, 2022 there were 48,999,839 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,724	$139,101
Short-term investments	498,801	489,698
Accounts receivable, net	44,419	39,412
Inventories	24,542	16,501
Prepaid expenses and other current assets	10,639	8,804
Total current assets	609,125	693,516
Property and equipment, net	57,680	49,029
Operating lease right-of-use assets	24,820	20,675
Intangible assets, net	192,140	201,427
Goodwill	147,458	146,954
Deposits	926	950
Deferred tax assets	1,642	419
Total assets	$1,033,791	$1,112,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$27,441	$28,583
Accrued compensation and related expenses	8,625	9,912
Deferred revenue	549	547
Current portion of operating lease liabilities	3,007	3,542
Current portion of notes payable	1,010	—
Current portion of finance lease liabilities	96	61
Total current liabilities	40,728	42,645
Convertible senior notes, net	406,071	404,171
Notes payable, net	351	1,086
Operating lease liabilities, net of current portion	23,112	18,144
Finance lease liabilities, net of current portion	171	51
Deferred tax liability	3,037	4,018
Other long-term liabilities	455	298
Contingent consideration	4,145	729
Total liabilities	478,070	471,142

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	16,275	10,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,558,431 and 49,616,154 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	49	50
Additional paid-in capital	1,086,112	1,100,287
Accumulated deficit	(503,787)	(467,541)
Accumulated other comprehensive loss	(42,928)	(1,243)
Total stockholders’ equity	555,721	641,828
Total liabilities and stockholders’ equity	$1,033,791	$1,112,970

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service revenues	$33,296	$30,899	$100,791	$87,342
Product revenues	27,168	25,794	76,128	78,826
Total revenues	60,464	56,693	176,919	166,168

Cost of service revenues	18,913	18,114	56,742	50,409
Cost of product revenues	15,134	15,066	42,581	42,295
Total cost of revenues	34,047	33,180	99,323	92,704
Gross margin	26,417	23,513	77,596	73,464

Operating costs and expenses:
Selling, general and administrative	30,235	23,901	87,420	69,977
Engineering and development	3,985	4,188	11,045	12,953
Total operating costs and expenses	34,220	28,089	98,465	82,930

Loss from operations	(7,803)	(4,576)	(20,869)	(9,466)
Other income (expense):
Investment income	2,485	851	5,797	1,618
Interest expense	(1,609)	(1,189)	(4,686)	(3,563)
Other income (expense), net	1,668	(588)	(7,377)	(1,469)
Total other expense, net	2,544	(926)	(6,266)	(3,414)
Loss before provision for income taxes	(5,259)	(5,502)	(27,135)	(12,880)
Provision for income taxes	(57)	(1,024)	(762)	(2,562)
Net loss	$(5,316)	$(6,526)	$(27,897)	$(15,442)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(6,000)	(6,196)
Net loss attributable to common stockholders	$(7,316)	$(8,526)	$(33,897)	$(21,638)
Net loss per share - basic and diluted	$(0.15)	$(0.18)	$(0.69)	$(0.48)
Weighted average shares outstanding – basic and diluted	48,520,696	46,137,147	49,148,558	45,220,319

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(5,316)	$(6,526)	$(27,897)	$(15,442)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale debt securities	(6,537)	(384)	(25,912)	(1,544)
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	—	(31)	46	7
Foreign currency translation adjustments	(7,215)	(512)	(15,819)	(3,666)
Other comprehensive loss	(13,752)	(927)	(41,685)	(5,203)
Total comprehensive loss	$(19,068)	$(7,453)	$(69,582)	$(20,645)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)
Balance at June 30, 2021	—	—	—	—	200,000	6,275	45,892,448	46	841,537	(200,929)	1,100	648,029
Net loss	—	—	—	—	—	—	—	—	—	(6,526)	—	(6,526)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(927)	(927)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,148	—	—	4,148
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	315,118	—	2,502	—	—	2,502
Balance at September 30, 2021	—	$—	—	$—	200,000	$8,275	46,207,566	$46	$846,187	$(207,455)	$173	$647,226

Balance at June 30, 2022	—	—	—	—	200,000	14,275	48,482,502	49	1,081,747	(498,471)	(29,176)	568,424
Net loss	—	—	—	—	—	—	—	—	—	(5,316)	—	(5,316)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(13,752)	(13,752)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,366	—	—	5,366
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	4,500	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	71,429	—	999	—	—	999
Balance at September 30, 2022	—	$—	—	$—	200,000	$16,275	48,558,431	$49	$1,086,112	$(503,787)	$(42,928)	$555,721

Balance at December 31, 2020	—	—	—	—	250,000	2,844	39,837,058	40	566,451	(192,013)	5,376	382,698
Net loss	—	—	—	—	—	—	—	—	—	(15,442)	—	(15,442)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(5,203)	(5,203)
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,151	—	—	11,151
Issuance of common stock for board of director compensation	—	—	—	—	—	—	229	—	11	—	—	11
Cost of Series C preferred stock conversion	—	—	—	—	—	—	—	—	(1,800)	—	—	(1,800)
Issuance of common stock in public offering, net of costs of $17.7 million	—	—	—	—	—	—	4,356,059	4	269,821	—	—	269,825
Conversion of Series C preferred shares to common stock	—	—	—	—	(50,000)	(765)	1,312,860	1	764	—	—	—
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	6,196	—	—	(6,196)	—	—	—
Proceeds from exercise of stock options and warrants	—	—	—	—	—	—	701,360	1	5,985	—	—	5,986
Balance at September 30, 2021	—	$—	—	$—	200,000	$8,275	46,207,566	$46	$846,187	$(207,455)	$173	$647,226

Balance at December 31, 2021	—	—	—	—	200,000	10,275	49,616,154	50	1,100,287	(467,541)	(1,243)	641,828
Net loss	—	—	—	—	—	—	—	—	—	(27,897)	—	(27,897)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(41,685)	(41,685)
Stock-based compensation expense	—	—	—	—	—	—	—	—	14,749	—	—	14,749
Paid-in-kind preferred stock dividend	—	—	—	—	—	6,000	—	—	(6,000)	—	—	—
Issuance of common stock for Cell&Co acquisition	—	—	—	—	—	—	15,152	—	479	—	—	479
Repurchase of common stock	—	—	—	—	—	—	(1,341,571)	(1)	(24,999)	(8,349)	—	(33,349)
Vesting of restricted stock units	—	—	—	—	—	—	97,062	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	171,634	—	1,596	—	—	1,596
Balance at September 30, 2022	—	$—	—	$—	200,000	$16,275	48,558,431	$49	$1,086,112	$(503,787)	$(42,928)	$555,721

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(27,897)	$(15,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,631	14,944
Amortization of debt discount	1,930	736
Unrealized loss on investments in equity securities	12,436	308
Realized loss on available-for-sale investments	113	77
Stock-based compensation expense	14,749	11,163
Loss on disposal of property and equipment	574	125
Provision for bad debt	13	263
Excess and obsolete inventory	546	—
Gain on insurance settlement	(4,815)	—
Insurance proceeds for operations	6,429	—
Contingent consideration	145	—
Changes in operating assets and liabilities:
Accounts receivable	(8,307)	(6,564)
Inventories	(11,179)	(2,980)
Prepaid expenses and other current assets	(1,419)	2,722
Deposits	9	210
Change in operating lease right-of-use assets and lease liabilities	316	303
Accounts payable and other accrued expenses	(3,172)	(2,334)
Accrued compensation and related expenses	(1,218)	1,245
Deferred revenue	(420)	(137)
Deferred tax (asset) liability	(969)	873
Net cash (used in) provided by operating activities	(5,505)	5,512

Cash Flows From Investing Activities:
Purchases of property and equipment	(14,250)	(15,556)
Insurance proceeds for loss of fixed assets	3,000	—
Software development costs	(965)	(757)
Purchases of short-term investments	(155,353)	(292,280)
Sales/maturities of short-term investments	107,835	41,000
MVE net working capital settlement	—	(500)
Acquisitions, net of cash acquired	(6,554)	(5,040)
Patent and trademark costs	(518)	(150)
Net cash used in investing activities	(66,805)	(273,283)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,596	5,986
Repurchase of common stock	(33,349)	—
Repayment of notes payable	(2,069)	—
Proceeds from public offering, net of $17.7 million in offering costs	—	269,825
Repayment of finance lease liabilities	(46)	(44)
Net cash (used in) provided by financing activities	(33,868)	275,767
Effect of exchange rates on cash and cash equivalents	(2,199)	(1,189)
Net change in cash and cash equivalents	(108,377)	6,807
Cash and cash equivalents — beginning of period	139,101	36,873
Cash and cash equivalents — end of period	$30,724	$43,680
Supplemental Disclosure of Non-Cash Financing Activities:

Conversion of Series C Preferred Stock to common stock	$—	$765

Cost of Series C Preferred stock conversion included in additional paid-in-capital and accounts payable and accrued liabilities	$—	$1,800

CRYOPDP goodwill adjustment included in deferred tax liability	$—	$930

CRYOPDP goodwill adjustment included in fixed assets	$—	$70

Fair value adjustment of CTSA contingent consideration included in goodwill and contingent consideration	$—	$112

Note valuation adjustment included in notes payable and goodwill	$—	$284

Net unrealized loss on available-for-sale securities	$(25,912)	$(1,544)

Reclassification of realized loss on available-for-sale debt securities to earnings	$(46)	$(10)

Paid-in-kind preferred stock dividend	$6,000	$6,196

Fixed assets included in accounts payable and accrued liabilities	$481	$1,554

Receivable included in prepaid expenses and other current assets	$3,033	$—

Common stock issued for Cell&Co acquisition	$479	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2022 and 2021

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport serves the life sciences industry as a provider of integrated temperature-controlled supply chain solutions supporting the biopharma/pharma, animal health, and reproductive medicine markets. Our mission is to support life and health worldwide and we are continuously developing, implementing, and leveraging our supply chain platform, which is designed to deliver comprehensive, unparalleled, and highly differentiated temperature-controlled logistics, packaging, storage, cryogenic systems, informatics, and related services for life science products, regenerative medicine, cellular therapies, and treatments that require unique, specialized cold chain management.

In October 2020, the Company completed both the acquisition of MVE Biological Solutions (the “MVE Acquisition”) and the acquisition of CRYOPDP (the “CRYOPDP Acquisition”). In addition, in the second quarter of 2021, the Company completed the acquisitions of Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium to further enhance CRYOPDP’s existing global temperature-controlled supply chain capabilities in the APAC (Asia-Pacific) and EMEA (Europe, the Middle East, and Africa) regions. In April 2022, the Company completed the acquisition of Cell&Co BioServices (Cell&Co) in Clermont-Ferrand, France (See Note 4).

In July 2022, the Company completed the acquisition of Polar Expres in Madrid, Spain, which provides temperature-controlled logistics solutions dedicated to the life sciences industry, and the acquisition of Cell Matters in Liège, Belgium, which provides cryo-process optimization, cryoprocessing, and cryopreservation solutions to the life sciences industry (See Note 4).

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

Future events, including the extent and the duration of the COVID-19 related economic impacts, and their effects cannot be predicted with certainty, and accordingly the Company’s accounting estimates require the exercise of judgment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, notes payable, and the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”) and 3.0% Convertible Senior Notes due in 2025 (the “2025 Senior Notes” and together with the 2026 Senior Notes, the “Convertible Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, notes payable and the Convertible Senior Notes, approximates fair value at September 30, 2022 and December 31, 2021 due to their short-term nature. The carrying value of finance lease liabilities approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the notes payable and the Convertible Senior Notes, see Notes 9 and 10.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at September 30, 2022 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at September 30, 2022 and December 31, 2021 are net of reserves for doubtful accounts of $1.2 million and $1.2 million, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for bad debt and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At September 30, 2022, there were no customers that accounted for more than 10% of net accounts receivable. At December 31, 2021, there were no customers that accounted for more than 10% of net accounts receivable.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the three months ended September 30, 2022 and 2021, the Company had revenues from foreign customers of approximately $26.3 million and $26.4 million, respectively, which constituted approximately 43.4% and 46.5%, respectively, of total revenues. No single customer generated over 10% of revenues during the three months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022 and 2021, the Company had revenues from foreign customers of approximately $79.9 million and $79.0 million, respectively, which constituted approximately 45.2% and 47.5%, respectively, of total revenues. No single customer generated over 10% of revenues during the nine months ended September 30, 2022 and 2021.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed triggering events indicating potential goodwill impairment, including the effects of the COVID-19 pandemic, and after assessment, concluded that there was no impairment during the three and nine months ended September 30, 2022.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of intangible assets during the three and nine months ended September 30, 2022.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2022.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, impact the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accruals for interest or penalties on its consolidated balance sheets at September 30, 2022 and December 31, 2021 and has recorded only immaterial interest and/or penalties in the consolidated statements of operations for the nine months ended September 30, 2022 and 2021. The Company is subject to taxation in the U.S., various state jurisdictions and in various foreign countries. As of September 30, 2022, the Company is no longer subject to U.S. federal examinations for years before 2018 and for California franchise and income tax examinations for years before 2017. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward available from the respective prior periods. The Company is not currently under examination by the U.S. federal or any state taxing jurisdictions. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Indian tax authorities for the 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on publicly traded US corporations for the fair market value of any stock repurchased during the tax year that exceeds $1.0 million, with certain specific exceptions. The excise tax is effective for transactions occurring in taxable years after December 31, 2022.

On June 29, 2020, the State of California passed Assembly Bill (“AB”) 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). These suspensions were considered in the preparation of the December 31, 2021 financial statements. On February 9, 2022, the California governor signed Senate Bill (“SB”) 113, which was retroactive to January 1, 2021. SB 113 removed the limitations from AB 85 on net operating loss and tax credit usage for the 2022 tax year. This change in our ability to use the net operating loss deduction and R&D credits in California was considered in the preparation of the September 30, 2022 financial statements.

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

The 2017 Tax Cuts and Jobs Act amended the Internal Revenue Code (“Code”), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (“R&E”) and to require taxpayers to charge their R&E Expenditures and software development costs (collectively, “R&E Expenditures”) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Additionally, the R&E credit may only be claimed for costs that are eligible to be treated as R&E expenditures under the Code. This change in the treatment of R&E Expenditures has been considered in the preparation of the September 30, 2022 financial statements.

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

Product warranty accrued liabilities totaled $0.7 million and $0.5 million at September 30, 2022 and December 31, 2021, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the nine months ended September 30, 2022 and 2021.

Incremental Direct Costs

Incremental direct costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the three and nine months ended September 30, 2022 and 2021.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $0.5 million and $0.5 million at September 30, 2022 and December 31, 2021. During the three months ended September 30, 2022 and 2021, the Company recognized revenues of $0.3 million and $0.3 million, respectively, from the related contract liabilities outstanding as the services were performed. During the nine months ended September 30, 2022 and 2021, the Company recognized revenues of $0.8 million and $0.3 million, respectively, from the related contract liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Biopharma/Pharma	$48,570	$46,001	$143,309	$133,878
Animal Health	9,629	8,261	25,985	25,655
Reproductive Medicine	2,265	2,431	7,625	6,635
Total revenues	$60,464	$56,693	$176,919	$166,168

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas	$34,211	$30,307	$96,982	$87,177
Europe, the Middle East, and Africa (EMEA)	16,000	14,382	49,041	43,632
Asia Pacific (APAC)	10,253	12,004	30,896	35,359
Total revenues	$60,464	$56,693	$176,919	$166,168

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

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(5,316)	$(6,526)	$(27,897)	$(15,442)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(6,000)	(6,196)
Net loss attributable to common shareholders	$(7,316)	$(8,526)	$(33,897)	$(21,638)
Weighted average common shares issued and outstanding - basic and diluted	48,520,696	46,137,147	49,148,558	45,220,319
Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.69)	$(0.48)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	4,491,986	5,727,495	4,406,982	5,673,387
Restricted stock units	733,475	361,791	733,475	361,791
Series C convertible preferred stock	5,607,898	5,283,411	5,607,898	5,283,411
Conversion of 2026 Senior Notes	3,422,780	—	3,422,780	—
Conversion of 2025 Senior Notes	599,954	4,810,002	599,954	4,810,002
	14,856,093	16,182,699	14,771,089	16,128,591

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(15.8) million and $(3.6) million for the nine months ended September 30, 2022 and 2021, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs in connection with the purchase of goods and services. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments in ASU 2022-04 require a buyer that uses supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods with those fiscal years, except for the requirement to disclose roll-forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Accounting Guidance Issued but Not Adopted at September 30, 2022

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

In July 2022, the Company completed the acquisition of Polar Expres based in Madrid, Spain, which provides temperature-controlled logistics solutions dedicated to the life sciences industry. Polar Expres operates logistics centers in Madrid and Barcelona supporting the rapidly growing life science market. This acquisition further expands CRYOPDP’s footprint which enhances our existing global temperature-controlled supply chain capabilities and provides us with additional growth opportunities in the EMEA region. The purchase consideration was €2.8 million ($2.8 million), comprised of cash consideration of €1.4 million ($1.4 million) and an earn-out provision with a fair value of €1.4 million ($1.4 million) based on achieving 2024 and 2026 EBITDA targets as defined in the share purchase agreement. Of the purchase consideration, $1.7 million was allocated to goodwill and $1.0 million to identifiable intangible assets. The valuation of the intangible assets, contingent consideration liability and opening balance sheet are preliminary estimates subject to change as we complete our procedures. The acquired goodwill and intangible assets are not deductible for tax purposes.

In July 2022, the Company also completed the acquisition of Cell Matters based in Liège, Belgium, which provides cryo-process optimization, cryoprocessing, and cryopreservation solutions to the life sciences industry. The purchase consideration was €3.9 million ($4.0 million), €4.7 million ($4.7 million) was allocated to goodwill after reimbursement of the financial indebtedness at the closing date. Through September 30, 2022, the Company recorded a measurement period adjustment of $0.1 million related to a transaction leakage refund from the sellers, as defined in the share purchase agreement. The valuation of the opening balance sheet is a preliminary estimate subject to change as we complete our procedures. The acquired goodwill is not deductible for tax purposes.

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

Note 5. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Cash	$28,868	$27,788
Cash equivalents:
Money market mutual fund	1,856	111,313
Total cash and cash equivalents	30,724	139,101
Short-term investments:
U.S. Treasury notes and bills	201,390	223,896
Mutual funds	98,747	110,006
Corporate debt securities	198,664	155,796
Total short-term investments	498,801	489,698
Cash, cash equivalents and short-term investments	$529,525	$628,799

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at September 30, 2022 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$211,391	$6	$(10,007)	$201,390
Corporate debt securities	214,575	9	(15,920)	198,664
Total available-for-sale investments	$425,966	$15	$(25,927)	$400,054

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2022:

	Amortized Cost	Fair Value
Due within one year	$100,284	$98,528
Due after one year through five years	325,682	301,526
Due after five years through ten years	—	—
Total	$425,966	$400,054

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

During the nine months ended September 30, 2022 and 2021 we had realized losses (gains) of $0.1 million and $(0.01) million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $98.7 million at September 30, 2022. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized losses during 2022 and 2021 related to equity securities held at September 30, 2022 and 2021 are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net losses recognized during the nine months on equity securities	$(12,436)	$(308)
Less: net gains (losses) recognized during the year on equity securities sold during the period	—	—
Unrealized losses recognized during the nine months on equity securities still held at September 30, 2022 and 2021	$(12,436)	$(308)

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

The carrying values of our assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
Money market mutual fund	$1,856	$—	$—	$1,856
Mutual funds	98,747	—	—	98,747
U.S. Treasury notes	201,390	—	—	201,390
Corporate debt securities	198,664	—	—	198,664
	$500,657	$—	$—	$500,657

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Money market mutual fund	$111,313	$—	$—	$111,313
Mutual funds	110,006	—	—	110,006
U.S. Treasury notes	223,896	—	—	223,896
Corporate debt securities	155,796	—	—	155,796
	$601,011	$—	$—	$601,011

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and U.S. Treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2022.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$392,009	$278,266	$390,523	$331,783
2025 Senior Notes	$14,062	$12,131	$13,648	$13,628

The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration liability for the acquisitions completed was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $4.1 million and $0.7 million which is reflected as contingent consideration liability in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The contingent consideration for the acquisitions, if earned, is to be paid in cash in one to four years. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

Note 7. Inventory

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$17,282	$11,846
Work-in-process	859	670
Finished goods	6,401	3,985
Total	$24,542	$16,501

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the nine months ended September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Balance at beginning of year	146,954	145,282
Foreign currency adjustment	(8,165)	(1,093)
Goodwill related to MVE acquisition	—	483
Goodwill related to CRYOPDP acquisition	—	(828)
Goodwill related to CTSA and F-airGate acquisitions	6	2,527
Goodwill related to Cell&Co acquisition	2,451	—
Goodwill related to Polar Expres acquisition	1,702	—
Goodwill related to Cell Matters acquisition	4,510	—
Total	$147,458	$146,371

Intangible Assets

The following table presents our intangible assets as of September 30, 2022 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$260	$130	2
Technology	36,080	7,636	28,444	10
Customer relationships	131,447	19,200	112,247	12
Trade name/trademark	793	118	675	12
Agent network	11,583	5,792	5,791	2
Order backlog	2,600	2,600	—	—
Land use rights	2,378	305	2,073	36
Patents and trademarks	45,084	2,304	42,780	—
Total	$230,355	$38,215	$192,140

The following table presents our intangible assets as of December 31, 2021 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$201	$189	2
Technology	35,116	4,790	30,326	10
Customer relationships	128,593	11,725	116,868	13
Trade name/trademark	510	112	398	12
Agent network	10,686	3,047	7,639	3
Order backlog	2,600	2,600	—	—
Land use rights	2,378	7	2,371	36
Patents and trademarks	44,566	930	43,636	—
Total	$224,839	$23,412	$201,427

Amortization expense for intangible assets for the three and nine months ended September 30, 2022 was $3.4 million and $11.2 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2021 was $3.7 million and $10.8 million, respectively.

Expected future amortization of intangible assets as of September 30, 2022 is as follows:

Years Ending December 31,	Amount
Remainder of 2022	$3,736
2023	14,940
2024	14,369
2025	12,543
2026	12,307
Thereafter	89,648
$147,543

Note 9. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	402,500	402,500
Less: unamortized debt issuance costs	(10,773)	(12,673)
Net carrying value of Convertible Senior Notes payable	$406,071	$404,171

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Coupon interest	$881	$885	$2,616	$2,600
Amortization of debt issuance costs	635	194	1,903	579
Total interest expense on Convertible Senior Notes	$1,516	$1,079	$4,519	$3,179

The Company’s 2025 Senior Notes and 2026 Senior Notes payable of $14.3 million and $402.5 million, respectively, are due and payable in 2025 and 2026, respectively.

2026 Senior Notes

On November 12, 2021, the Company issued $402.5 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”), which includes the initial purchasers’ exercise in full of their option to purchase an additional $52.5 million principal amount of the 2026 Senior Notes, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Senior Notes are governed by an indenture (the “2026 Indenture”) dated November 12, 2021 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $390.4 million from the offering, net of underwriting discounts and commissions of $12.1 million, and incurred approximately $0.6 million in third-party offering related costs. The 2026 Senior Notes bear cash interest at a rate of 0.75%, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 and will mature on December 1, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2026 Senior Notes. At September 30, 2022, accrued interest of $1.0 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2026 Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The 2026 Senior Notes contain customary terms and events of default. If an event of default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, the 2026 Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other event of default (as defined in the 2026 Indenture) occurs and is continuing, then, the Trustee, by notice to the Company, or holders of at least 25% of the aggregate principal amount of the 2026 Senior Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Senior Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Senior Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Senior Notes. There were no events of default at September 30, 2022.

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

2025 Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% Convertible Senior Notes due in 2025 (the “2025 Senior Notes”), which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the 2025 Senior Notes, in a private placement exempt from registration under the Securities Act. The 2025 Senior Notes are governed by an indenture (the “2025 Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee. The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The 2025 Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2025 Senior Notes. At September 30, 2022, accrued interest of $0.1 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2025 Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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
(2)	A registration statement covering the resale of the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes is effective and available for use and is expected to remain effective and available during the redemption period as of the date the redemption notice is sent.

The 2025 Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the 2025 Indenture) occurs with respect to the Company, the principal amount of the 2025 Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the 2025 Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2025 Senior Notes may declare the principal amount of the 2025 Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at September 30, 2022.

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

On November 9, 2021, the Company entered into separate, privately negotiated note purchase agreements with a limited number of holders of its 2025 Senior Notes pursuant to which the Company repurchased approximately $100.7 million principal amount of 2025 Senior Notes for an aggregate cash repurchase price of approximately $351.1 million, which includes accrued and unpaid interest on the repurchased 2025 Senior Notes. The Company used net proceeds from a registered direct placement of its common stock to holders of its 2025 Senior Notes, together with a portion of the net proceeds from the issuance of the 2026 Senior Notes, to repurchase the $100.7 million principal amount of 2025 Senior Notes (see Note 13). This transaction involved contemporaneous exchanges of cash between the Company and the same limited number of holders of the 2025 Senior Notes participating in the issuance of the 2026 Senior Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting depending on whether the exchange is determined to have substantially different terms. The repurchase of the 2025 Senior Notes and issuance of the 2026 Senior Notes were deemed to have substantially different terms based on the present value of the cash flows. Therefore, the repurchase of the 2025 Senior Notes was accounted for as a debt extinguishment. The Company recorded $251.8 million as loss on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2021, which includes the write off of related deferred financing costs of $2.6 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Senior Notes as of September 30, 2022 was $14.3 million.

In connection with the issuance of the 2025 Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the 2025 Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the 2025 Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the 2025 Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the 2025 Indenture accrue on any day on a note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the 2025 Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of 2025 Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of September 30, 2022, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.

Note 10. Notes Payable

Notes payable consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Principal amount of CRYOPDP note payable	$980	$1,133
Principal amount of Cell&Co notes payable	392	—
Less: discount on CRYOPDP note payable	(11)	(47)
Total notes payable	1,361	1,086
Less: current portion of notes payable	(1,010)	—
Notes payable – long term	$351	$1,086

Interest expense incurred in connection with the notes payable consisted of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense	$1	$—	$3	$—
Amortization of debt discount	10	43	30	141
Total interest expense on notes payable	$11	$43	$33	$141

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

Cell&Co Notes

In connection with the acquisition of Cell&Co, the Company assumed two notes payable totaling €0.4 million ($0.4 million) bearing interest rates of 0.6% and 1.06%, respectively, payable quarterly, maturing in July 2027 and September 2030, respectively.

Future note payments as of September 30, 2022 were as follows (in thousands):

Years Ending December 31,	Amount
2022 (excluding the nine months ended September 30, 2022)	$993
2023	55
2024	56
2025	56
2026	57
Thereafter	155
Total note maturities	1,372
Debt discount	(11)
Net notes payable carrying value	$1,361

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

The components of lease cost were as follows (in thousands):

	September 30,
	2022	2021
Operating lease cost	$3,937	$3,162
Finance lease cost:
Amortization of right-of-use assets	43	46
Interest on finance lease liabilities	5	6
	48	52
Total lease cost	$3,985	$3,214

Other information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,764	$2,862
Operating cash flows from finance leases	$51	$52
Financing cash flows from finance leases	$44	$46

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$5,084	$6,810
Finance leases	$205	$—

	September 30,		December 31,
	2022		2021
Weighted-Average Remaining Lease Term
Operating leases	13.2	years	5.6	years
Finance leases	3.4	years	2.1	years

Weighted-Average Discount Rate
Operating leases	9.5%		5.1%
Finance leases	7.8%		5.3%

Future minimum lease payments under non-cancellable leases that have commenced as of September 31, 2022 were as follows (in thousands):

Years Ending December 31	Operating Leases	Finance Leases
2022	$1,280	$27
2023	4,901	117
2024	4,413	58
2025	3,764	58
2026	3,563	42
Thereafter	29,383	3
Total future minimum lease payments	47,304	305
Less imputed interest	(21,185)	(38)
Total	$26,119	$267

	Operating	Finance
Reported as of December 31, 2021	Leases	Leases
Current lease liabilities	$3,007	$96
Noncurrent lease liabilities	23,112	171
Total	$26,119	$267

Note 12. Commitments and Contingencies

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE Biological Solutions manufacturing facility (“New Prague fire”) located in New Prague, Minnesota. The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up production toward the end of the first quarter of 2022. The Company estimated that the revenue impact of the New Prague fire was approximately $9.4 million and was primarily limited to the first quarter.

The New Prague fire resulted in a loss of inventory, fixed assets, and other contents at the site. We have adequate property damage and business interruption insurance under which we filed a claim with the insurance carrier. As of September 30, 2022, the

Company received $9.4 million of insurance proceeds and an additional $3.0 million on October 4, 2022. As a result, the insurance receivable balance of $3.0 million as of September 30, 2022 was recorded in other current assets in our consolidated balance sheet.

For the three and nine months ended September 30, 2022, the Company recognized gains of $0.6 million related to the reimbursement of property and equipment and $4.2 million related to business interruption. Proceeds from insurance settlements, except for those directly related to investing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

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

Repurchase Program

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased 1,341,571 shares of its common stock under the Repurchase Program during the nine months ended September 30, 2022, at an average price of $24.84 per share, for an aggregate purchase price of $33.3 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

November 2021 Registered Direct Placement and Stock Purchase Agreements

Concurrent with the issuance of the 2026 Senior Notes in November 2021, the Company conducted a registered direct placement of 3,072,038 shares of its common stock at $81.10 per share (“Concurrent Placement”). The Company received net proceeds of approximately $248.9 million, net of offering expenses. The Company used the net proceeds from the Concurrent Placement, together with a portion of the net proceeds from the issuance of the 2026 Senior Notes, to repurchase approximately $100.7 million principal amount of the 2025 Senior Notes in separate, privately negotiated repurchase transactions with a limited number of holders of the 2025 Senior Notes, for a cash repurchase price of approximately $351.1 million. The remainder of the net proceeds of approximately $288.4 million, after deducting banker fees, are expected to be used for general corporate purposes (See Note 9).

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

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the nine months ended September 30, 2022 and the year ended December 31, 2021 were $6.0 million and $8.2 million, respectively.

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

Since the paid-in-kind dividends are nondiscretionary, the Company measures the beneficial conversion feature of the paid-in-kind dividends on the issuance date of the preferred stock and records such amount when the paid-in-kind dividends are accrued. Accordingly, the associated paid-in-kind dividends for the year ended December 31, 2020, generated a beneficial conversion feature amount of $0.3 million. On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Series C Preferred Stock (see “—Blackstone Conversion” below for additional information).

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

Registration Rights. Holders of the Series C Preferred Stock have certain customary registration rights with respect to the Series C Preferred Stock and the shares of common stock into which they are converted, pursuant to the terms of a registration rights agreement. The Company is required to file within 90 days of the Closing Date and use its commercially reasonable efforts to cause to go effective as promptly as practicable, a registration statement covering the sale or distribution of common stock issued or issuable upon conversion of the Series C Preferred Stock. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the common stock issued or issuable upon conversion of the Series C Preferred Stock.

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

Common Stock Reserved for Future Issuance

As of September 30, 2022, approximately 17.7 million shares of common stock were issuable upon vesting, conversion or exercise of stock options, restricted stock units, the Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	7,382,163
Vesting of restricted stock units	733,475
Conversion of Series C Preferred Stock	5,607,898
Conversion of 2026 Senior Notes	3,422,780
Conversion of 2025 Senior Notes	599,954
Total shares of common stock reserved for future issuances	17,746,270

Note 14. Stock-Based Compensation

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan and in April 2021, the stockholders approved an increase of 2,850,000 shares authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of September 30, 2022, the Company had 6,026,680 shares available for future awards under the 2018 Plan.

During the nine months ended September 30, 2022 and 2021, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	September 30,
	2022	2021
Expected life (years)	3.8 - 5.2	3.5 - 6.1
Risk-free interest rate	2.1% - 3.7%	0.5% - 0.9%
Volatility	67.5% - 78.6%	64.4% - 80.8%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$690	$463	$1,868	$1,154
Selling, general and administrative	4,194	3,322	11,541	9,050
Engineering and development	482	363	1,340	959
	$5,366	$4,148	$14,749	$11,163

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2021	7,027,941	$13.97
Granted (weighted-average fair value of $17.34 per share)	573,502	30.46
Exercised	(171,634)	9.30
Forfeited	(47,646)	45.90
Outstanding — September 30, 2022	7,382,163	$15.15	5.2	$91,272
Vested (exercisable) — September 30, 2022	5,910,748	$11.06	4.8	$86,953
Expected to vest after September 30, 2022 (unexercisable)	1,471,415	$31.58	6.8	$4,319
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2022, which was $24.36 per share.

Total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $4.9 million and $35.7 million, respectively.

As of September 30, 2022, there was unrecognized compensation expense of $26.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.4 years.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2021	373,849	$55.53
Granted	504,537	30.81
Share issuance	(97,062)	55.18
Forfeited	(47,849)	46.70
Outstanding – September 30, 2022	733,475	$39.15

For the three months ended September 30, 2022 and 2021, we recorded stock-based compensation expense on our issued restricted stock units of $2.1 million and $1.3 million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded stock-based compensation expense on our issued restricted stock units of $5.7 million and $2.8 million, respectively. As of September 30, 2022 there was unrecognized compensation expense of $24.2 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 3.0 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions, our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; projected trends in the market in which we operate; anticipated impacts from the coronavirus strain COVID-19 (“COVID-19”) on us, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic; expectations relating to current supply chain impacts; inflationary pressures and the effects of foreign currency fluctuations; expectations relating to the fire at our New Prague manufacturing facility, including expectations that insurance will cover the costs to restore and re-open the facility, as well as related business interruption losses; expectations relating to the impacts on our operations resulting from Russia’s invasion of Ukraine; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and maintaining strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2022 (unaudited) and the consolidated balance sheet as of December 31, 2021 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2021, 2020 and 2019, included in the Company’s 2021 Annual Report.

Overview

Cryoport is a global leader in serving the life sciences industry as a trusted provider of integrated temperature-controlled supply chain solutions supporting the biopharma/pharma, animal health, and reproductive medicine markets. Our mission is to support life and health worldwide and we are continuously developing, implementing, and leveraging our supply chain platform, which is designed to deliver comprehensive, unparalleled, and highly differentiated temperature-controlled logistics, packaging, storage, cryogenic systems, informatics, and related services for life science products, regenerative medicine, cellular therapies, and treatments that require unique, specialized cold chain management.

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

Cryoport’s advanced supply chain platform, comprised of comprehensive and technology-centric systems and solutions, are designed to support the global high-volume distribution of commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA) and other international regulatory bodies for distribution in the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia-Pacific) regions. Cryoport’s solutions are also relied upon for the support of pre-clinical, clinical trials, Investigational New Drug Applications (IND), Biologics License Applications (BLA), and New Drug Applications (NDA) with the FDA, as well as global clinical trials initiated in other countries, where strict regulatory compliance and quality assurance is mandated. Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of September 30, 2022, we supported 643 clinical trials and nine (9) commercial therapies, including KYMRIAH by Novartis, YESCARTA and TECARTUS by Gilead/Kite, and BREYANZI and ABECMA by Bristol-Myers Squibb.  During the first quarter Gilead’s Yescarta® was approved by the FDA as a second line treatment for relapsed/refractory large B-cell lymphoma, Bristol Myers’ Breyanzi® received approval in the EU for the third line treatment of relapsed/refractory large B-cell lymphoma, and Legend/Janssen received approval for Carvykti™ in the EU for a fifth line treatment of multiple myeloma. A total of six (6) Cryoport supported Biologic License Applications (BLAs) or Marketing Authorization Applications (MAAs) were filed during the nine months ended September 30, 2022. During the remainder of 2022, we anticipate up to an additional seven (7) filings and two (2) new therapy approvals. Also, we are now forecasting a combined total of twenty-six (26) BLA or MAA filings in 2023. Those therapies that receive commercial approval will provide opportunities to become significant revenue drivers for us in the future as the majority of them will require temperature-controlled storage, comprehensive temperature-controlled supply chain support and other services at commercial scale, and we expect that many will select us as their critical supply chain solution as a result of our work in connection with their respective clinical trials and our long track record in the market.

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

Cryoport’s MVE Biological Solutions systems are an important part of our global supply chain platform. MVE Biological Solutions is the leading global manufacturer of temperature-controlled storage and distribution equipment and systems. MVE Biological Solutions has set the standard for the manufacture of cryogenic systems including vacuum insulated products and cryogenic freezer and shipper solutions used for storage and/or distribution of critical biological material for more than 50 years. MVE Biological Solutions’ equipment is used extensively throughout the life sciences industry and is the trusted solution within the regenerative medicine space for the storage and distribution of cell and gene therapies. Moreover, Cryoport Systems in conjunction with MVE Biological Solutions are developing a new platform of ultra-low temperature smart packaging for cell and gene therapy distribution through the new purpose-built Cryoport ELITE™ product line. Two products in the Cryoport ELITE™ line that will be launched in 2023 are the Cryosphere™, which is a first of its kind gravitationally stabilized cryogenic shipper aimed at supporting of cell therapies and a novel ELITE™ -80°C shipper, which is purpose built for the support of gene therapy distribution and upstream viral vector products. Both these products are being launched to complement our current Cryoport Express® and CRYOPDP Temperature Controlled Packaging Solutions.

Our advanced technologies and dedicated personnel allow us to continue to expand our services footprint with a growing suite of services, products and competencies supporting the life sciences industry, which currently include information technology, primary and secondary packaging, analytics, logistics distribution, laboratory relocation, biostorage services, embedded logistics support and validation services (e.g., for shipping lanes and packaging) and consulting services. A sample of our client facing, supply chain solutions include the following service platforms:

●	Industry leading temperature-controlled packaging and data management at all temperatures via MVE Biological Solutions, Cryoport Systems and CRYOPDP
●	Logistics planning, management, and transportation of critical materials globally via Cryoport Systems and CRYOPDP
●	cGMP storage and distribution (equipment and services) of life science materials via CRYOGENE, MVE Biological Solutions and Cryoport Systems
●	Kitting, labelling, drug return and return therapy destruction via Cryoport Systems
●	Consulting services in support of custom primary and secondary packaging, as well as packaging validation and testing services via Cryoport Systems

These service platforms have been designed to effectively support, for example, the following use cases:

●	Cell-based Autologous Immunotherapy (Personalized Medicine) Solutions, designed for therapies in which our Cryoport ELITE™, Cryoport Express®, and CRYOPDP Solutions serve as an enabling technology for the safe and efficient storage and transportation of leukapheresis or apheresis blood products as well as manufactured autologous cellular-based immunotherapies. This is accomplished by providing a comprehensive logistics solution for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from, (a) the collection of the patient’s blood or cells at a point-of-care setting, to (b) a central processing facility where they are manufactured into a personalized medicine, to (c) the safe, cryogenically preserved delivery of these often irreplaceable cells to a point-of-care treatment facility for infusion into the patient. The Advanced Therapy Shippers™ and Cryoport ELITE™ Shippers are designed specifically for this market. If required, Cryoport Express® Shippers can also serve as a temporary freezer/repository supporting the efficient distribution of the personalized medicine to the patient when and where the medical provider needs it, without the expense and inconvenience of on-sight, cryopreservation storage freezers.
●	Allogeneic Therapy Solutions, designed for allogeneic therapies in which our Cryoport ELITE™, Cryoport Express®, and CRYOPDP Solutions serve as enabling technologies for the safe and efficient storage and transportation of healthy donor blood products as well as the manufactured allogeneic therapies by providing a comprehensive logistic solutions for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from, (a) the blood collection center, to (b) the manufacturing facility for the allogeneic therapy, to (c) a storage and fulfillment facility, or (d) to a point-of-care treatment facility for infusion into the patient. This is another market where the Cryoport Systems’ Advanced Therapy Shippers™ and Cryoport ELITE™ shippers will play a role.
●	Gene Therapy Solutions, designed for gene therapies in which our Cryoport ELITE™ solution has been purpose designed to be a best-in-class platform for the safe and efficient transportation of gene therapy products at -80°C by providing comprehensive packaging, logistics, and storage solutions for the verified chain-of-condition, chain-of-custody, chain-of-identity, and Chain of Compliance® transport from (a) the manufacturing facility for the gene therapy, to (b) a storage and fulfillment facility, or (c) to a point-of-care treatment facility for infusion into the patient.
●	Direct-to-Patient Solutions, designed for therapies and/or programs that require distribution to a residential or community care setting. Our CRYOPDP unit has developed specific processes and services in support of Direct-to-Patient requirements that include regulatory, security, accessibility, good distribution practices (GDP), and confidentiality considerations.
●	Consulting Services, provides our clients an opportunity to leverage our in-house talent and knowledge to design custom logistics plans, perform lane assessment, lane and carrier validation; design custom packaging and validation, permitting clinical trial logistics design; commercial launch planning; systems integration; and end user training. Additionally, our Consulting Services team has developed a “Packaging Center of Excellence” in support of the advanced therapies space.

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

Biopharma/Pharma. In the biopharma/pharma market, we are focused on supporting the saving of lives. From clinical research and development to clinical research organizations, to clinical trials for cell and gene therapies, to the storage and delivery of life-saving commercial cell and gene therapies, to the customers of biopharmaceutical and biotechnology organizations, to crucial points of care, we strive to address fundamental-to-advanced temperature-controlled storage, transport, packaging, fulfillment, and information challenges. Cell and gene therapies have become a rapidly growing area of biological drug development, with over $22.7 billion in funding raised in 2021. There were 1,006 industry-sponsored, global clinical trials underway as of the end of June 2022, as reported by the Alliance for Regenerative Medicine in their H1 2022 Report published in September 2022. These therapeutic approaches have certain supply chain challenges that we believe our solutions are well tailored to address.

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

Cryoport has been focused on the cell and gene therapy market and we have successfully established ourselves as a premier provider of supply chain solutions and now support 643 clinical trials and several commercial programs in the space. Our solutions have been developed to specifically support this space and we offer the highest level of temperature control and visibility within the market. Additionally, Cryoport has developed its Chain of Compliance™ platform that has been specifically developed to support irreplaceable clinical and commercial therapies and of which many of the critical requirements are featured in the recently released ISO 21973 guidance issued by the International Organization for Standardization (ISO) which specifically outlines General Requirement for Transportation of Cells for Therapeutic Use.

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

Impact of COVID-19

In late 2019, a novel strain of coronavirus that causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, which are significantly more contagious than previous strains, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions, or impose new restrictions, in an effort to lessen the spread of COVID-19 and its variants. While many of these restrictions have been lifted, there continues to be significant uncertainty related to the ultimate duration and impact that this global pandemic will have on future results of our operations, including due to future actions that may be taken by government authorities and businesses in response to surges in COVID-19 cases. Further, virus containment efforts as a result of governmental actions or policies or other initiatives have led to the disruption in the global supply chain and as a result, we have experienced difficulties sourcing materials and equipment, have experienced delays in transportation and increased transportation costs and may incur additional direct costs to provide our solutions in the future. See “Risk Factors—Risk Related to Our Business—We depend on the availability of certain component products used in our solutions; delays or increased costs in the procurement of components manufactured by third parties could adversely affect our business operations, financial performance and results of operations, and we may experience customer dissatisfaction and harm to our reputation” in Part I, Item 1A of our 2021 Annual Report for additional information.

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

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE Biological Solutions manufacturing facility located in New Prague, Minnesota (“New Prague fire”). The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up production toward the end of the first quarter of 2022. The Company estimated a revenue impact of approximately $9.4 million, primarily limited to the first quarter of 2022.

The New Prague fire resulted in a loss of inventory, fixed assets, and other contents at the site. We have adequate property damage and business interruption insurance under which we filed a claim with the insurance carrier. As of September 30, 2022, the Company received $9.4 million of insurance proceeds and an additional $3.0 million on October 4, 2022. As a result, the insurance receivable balance of $3.0 million as of September 30, 2022 was recorded in other current assets in our consolidated balance sheet.

For the three and nine months ended September 30, 2022, the Company recognized gains of $0.6 million related to the reimbursement of property and equipment and $4.2 million related to business interruption. Proceeds from insurance settlements, except for those directly related to investing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

Russian Invasion of Ukraine

On February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. Additionally, the U.S. and foreign government bodies in jurisdictions in which we operate have implemented targeted sanctions and export control measures and have announced potential additional sanctions and export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. The impact of these government measures, as well as any further retaliatory actions taken by Russia and the U.S. and foreign government bodies, is currently unknown. Potential impacts related to the conflict could include additional unilateral or multilateral export control and sanctions measures, market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions and the exclusion of Russian financial institutions from the global banking system, further volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, which could adversely impact our business, financial condition or results of operations, in particular, CRYOPDP’s business activities in Russia and Ukraine, as well as our other European business operations.

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	($ in 000’s)
Service revenues	$33,296	$30,899	$2,397	7.8%
Product revenues	27,168	25,794	1,374	5.3%
Total revenues	60,464	56,693	3,771	6.7%

Cost of service revenues	(18,913)	(18,114)	(799)	4.4%
Cost of product revenues	(15,134)	(15,066)	(68)	0.5%
Total cost of revenues	(34,047)	(33,180)	(867)	2.6%

Gross margin	26,417	23,513	2,904	12.4%
Selling, general and administrative	(30,235)	(23,901)	(6,334)	26.5%
Engineering and development	(3,985)	(4,188)	203	(4.8)%
Investment income	2,485	851	1,634	191.9%
Interest expense	(1,609)	(1,189)	(420)	35.3%
Other income (expense), net	1,668	(588)	2,256	(383.5)%
Provision for income taxes	(57)	(1,024)	967	(94.4)%

Net loss	$(5,316)	$(6,526)	$1,210	(18.6)%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—%
Net loss attributable to common stockholders	$(7,316)	$(8,526)	$1,210	(14.2)%

Total revenues by market (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change	% FX Impact (1)
Biopharma/Pharma	$48,570	$46,001	$2,569	5.6%	(4.7)%
Animal health	9,629	8,261	1,368	16.6%	(3.6)%
Reproductive medicine	2,265	2,431	(166)	(6.8)%	(0.8)%
Total revenues	$60,464	$56,693	$3,771	6.7%	(4.4)%
(1)	Foreign exchange impacts were derived by applying the average currency rates for the same period of the prior year to current period revenues. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for additional information.

Revenues. Revenues increased by $3.8 million, or 6.7%, from $56.7 million to $60.5 million for the three months ended September 30, 2022, as compared to the same period in 2021. This increase was a result of the continuing demand for Cryoport’s supply chain systems and services. Revenue for the quarter was adversely impacted by approximately 4.4% or $2.6 million as a result of foreign currency fluctuations as well as other macroeconomic conditions, including, but not limited to, reoccurring COVID lockdowns in China that temporarily impacted our MVE Biological Solutions manufacturing facility and other parts of our business, the Russia/Ukraine conflict impacting CRYOPDP’s shipping volumes and non-cell and gene clinical trial dynamics in EMEA, and a more cautious approach by customers related to capital allocations due to the macroeconomic environment and heightened inflationary concerns.

Service revenues increased by $2.4 million, or 7.8%, from $30.9 million to $33.3 million for the three months ended September 30, 2022, as compared to the same period in 2021. This increase was driven by strong customer demand for our supply chain solutions provided by Cryoport Systems, and CRYOGENE, partially offset by the impact of the macroeconomic conditions described above, which primarily impacted CRYOPDP’s operations.

Product revenues increased $1.4 million, or 5.3%, from $25.8 million to $27.2 million for the three months ended September 30, 2022, driven by the demand for MVE Biological Solutions’ portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, partially offset by the impact of the macroeconomic conditions described above, which we believe have curtailed capital expenditure for MVE Biological Solutions’ larger cryogenic systems and freezers toward smaller units.

Revenues by market

Revenue from the biopharma/pharma market increased $2.6 million, or 5.6%, from $46.0 million to $48.6 million for the three months ended September 30, 2022, as compared to the same period in 2021. This increase was driven by revenue growth from the support of global clinical trials and commercially launched therapies as well as general demand for our logistics and biostorage services. We now support 643 global clinical trials, of which 496 trials are in the Americas, 105 are in EMEA and 42 are in APAC, compared to 582 clinical trials supported as of September 30, 2021 (459 in the Americas, 92 in EMEA and 31 in APAC). As of September 30, 2022, we supported 80 Phase 3 clinical trials, of which 58 are in the Americas, 20 are in EMEA, and 2 are in APAC. This compares to 70 Phase 3 trials (48 in the Americas, 21 in EMEA and 1 in APAC) supported as of September 30, 2021. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $1.4 million, or 16.6%, from $8.3 million to $9.6 million for the three months ended September 30, 2022, as compared to the same period in 2021, as a result of an increased demand for MVE Biological Solutions’ cryogenic shipper suite.

Revenues in the reproductive medicine market decreased $0.2 million, or 6.8%, from $2.4 million to $2.3 million for the three months ended September 30, 2022, as compared to the same period in 2021. This decrease was driven by a decrease in demand for MVE Biological Solutions’ cryogenic freezer suite and partially offset by strong demand for our CryoStork® logistics solution.

Gross margin and cost of revenues. Gross margin for the three months ended September 30, 2022 was 43.7% of total revenues, as compared to 41.5% of total revenues for the three months ended September 30, 2021, up 222 basis points year over year. Cost of total revenues increased $0.9 million to $34.0 million for the three months ended September 30, 2022, as compared to $33.2 million in the same period in 2021.

Gross margin for our service revenues was 43.2% of service revenues, as compared to 41.4% of service revenues for the three months ended September 30, 2021, up 182 basis points year over year. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 44.3% of product revenues, as compared to 41.6% of product revenues for the three months ended September 30, 2021, up 27 basis points year over year. Product revenues, related cost of revenues and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of product revenues was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the third quarter of 2022, SG&A expenses increased by $6.3 million, or 26.5% as compared to the third quarter of 2021. This increase is driven by the further build out of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions, such as the two new global supply chain centers in Houston, Texas and Morris Plains, New Jersey for which grand openings were held in June 2022. Wages and associated employee costs increased $1.8 million from $10.1 million in 2021 to $11.9 million in 2022. Stock compensation expense increased by $1.0 million, facility costs and other overhead allocations increased by $1.0 million, which includes start-up costs related to our expansions in Houston, Texas and Morris Plains, New Jersey, and depreciation and amortization increased $0.5 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions as compared to the same period in the prior year.

Engineering and development expenses. Engineering and development expenses decreased $0.2 million, or 4.8%, for the three months ended September 30, 2022, as compared to the same period in 2021. The decrease was primarily due to a decrease of $0.6 million in consulting, prototype and development costs which was partially offset by an increase of $0.2 million in wages and associated employee costs to add software development and engineering resources and other expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life sciences commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and Cryoport ELITE™ shipper fleet, such as the Cryosphere™ shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $1.6 million, for the three months ended September 30, 2022, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased by $0.4 million, from $1.2 million to $1.6 million for the three months ended September 30, 2022, as compared to the prior year due to interest on the convertible senior notes and amortization of the related debt discount.

Other income (expense), net. The increase in other expense, net for the three months ended September 30, 2022, as compared to the prior year is primarily due to a gain on insurance claim of $4.8 million related to the New Prague fire and unrealized losses of $3.7 million on short-term investments and foreign currency fluctuations.

Provision for income taxes. The provision for income taxes decreased $1.0 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, resulting in effective tax rates of negative 1.1% and negative 18.6%, respectively. The decrease in tax expense and the increase in the effective tax rate for the three months ended September 30, 2022, as compared to the prior year is due to lower taxable foreign earnings subject to tax at differing rates and an increase in our domestic losses which resulted in no additional tax benefit. The negative effective tax rate of 1.1% for the three months ended September 30, 2022, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets and the relative mix of income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	($ in 000’s)
Service revenues	$100,791	$87,342	$13,449	15.4%
Product revenues	76,128	78,826	(2,698)	(3.4)%
Total revenues	176,919	166,168	10,751	6.5%

Cost of service revenues	(56,742)	(50,409)	(6,333)	12.6%
Cost of product revenues	(42,581)	(42,295)	(286)	0.7%
Total cost of revenues	(99,323)	(92,704)	(6,619)	7.1%

Gross margin	77,596	73,464	4,132	5.6%
Selling, general and administrative	(87,420)	(69,977)	(17,443)	24.9%
Engineering and development	(11,045)	(12,953)	1,908	(14.7)%
Investment income	5,797	1,618	4,179	258.4%
Interest expense	(4,686)	(3,563)	(1,123)	31.5%
Other expense, net	(7,377)	(1,469)	(5,908)	402.1%
Provision for income taxes	(762)	(2,562)	1,800	(70.3)%

Net loss	$(27,897)	$(15,442)	$(12,455)	80.7%
Paid-in-kind dividend on Series C convertible preferred stock	(6,000)	(6,196)	196	(3.2)%
Net loss attributable to common stockholders	$(33,897)	$(21,638)	$(12,259)	56.7%

Total revenues by market (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change	% FX Impact (1)
Biopharma/Pharma	$143,309	$133,878	$9,431	7.0%	(2.7)%
Animal health	25,985	25,655	330	1.3%	(5.9)%
Reproductive medicine	7,625	6,635	990	14.9%	(0.7)%
Total revenues	$176,919	$166,168	$10,751	6.5%	(3.1)%
(1)	Foreign exchange impacts were derived by applying the average currency rates for the same period of the prior year to current period revenues. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for additional information.

Revenues. Revenues increased by $10.8 million, or 6.5%, from $166.2 million to $176.9 million for the nine months ended September 30, 2022, as compared to the same period in 2021. This increase was a result of the continuing robust demand for Cryoport’s supply chain systems and services, particularly in the biopharma/pharma and reproductive medicine markets, which was partially offset by the New Prague fire that negatively impacted the first quarter of 2022 by approximately $9.4 million. The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. In addition, revenue for the nine months ended September 30, 2022 was also adversely impacted by approximately 3.1% or $5.4 million as a result of foreign currency fluctuations, as well as other macroeconomic conditions, including, but not limited to, COVID lockdowns in China that temporarily impacted our MVE Biological Solutions manufacturing facility and other parts of our business, the Russia/Ukraine conflict impacting CRYOPDP’s shipping volumes and non-cell and gene clinical trial dynamics in EMEA, and a more cautious approach by customers related to capital allocations due to the macroeconomic environment and heightened inflationary concerns.

Service revenues increased by $13.4 million, or 15.4%, from $87.3 million to $100.8 million for the nine months ended September 30, 2022, as compared to the same period in 2021. This increase was driven by strong customer demand for our supply chain solutions provided by Cryoport Systems, CRYOGENE and CRYOPDP.

Product revenues decreased $2.7 million, or 3.4%, from $78.8 million to $76.1 million for the nine months ended September 30, 2022, primarily as a result of the New Prague fire that led to approximately $9.4 million in revenue loss during the first quarter of 2022 and curtailed capital expenditure for MVE Biological Solutions’ larger cryogenic systems and freezers toward smaller units during the third quarter of 2022. Product revenues consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $9.4 million, or 7.0%, from $133.9 million to $143.3 million for the nine months ended September 30, 2022, as compared to the same period in 2021. This increase was driven by revenue growth from the support of global clinical trials and commercially launched therapies as well as general demand for our logistics and biostorage services, partially offset by the impact of the New Prague fire during the first quarter of 2022 of approximately $6.7 million. We now support 643 global clinical trials, of which 496 trials are in the Americas, 105 are in EMEA and 42 are in APAC, compared to 582 clinical trials supported as of September 30, 2021 (459 in the Americas, 92 in EMEA and 31 in APAC). As of September 30, 2022, we supported 80 Phase 3 clinical trials, of which 58 are in the Americas, 20 are in EMEA, and 2 are in APAC. This compares to 70 Phase 3 trials (48 in the Americas, 21 in EMEA and 1 in APAC) supported as of September 30, 2021. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $0.3 million, or 1.3%, from $25.7 million to $26.0 million for the nine months ended September 30, 2022, as compared to the same period in 2021. This was due to increased demand for MVE Biological Solutions’ cryogenic shipper suite, offset by the New Prague fire which impacted the revenue for the animal health market during the first quarter of 2022 by approximately $2.4 million. The New Prague manufacturing facility ramped up production towards the end of March 2022.

Revenues in the reproductive medicine market increased $1.0 million, or 14.9%, from $6.6 million to $7.6 million for the nine months ended September 30, 2022, as compared to the same period in 2021. This increase was driven by strong demand for our CryoStork® logistics solution and partially offset by a decrease in demand for MVE Biological Solutions’ cryogenic freezer suite.

Gross margin and cost of revenues. Gross margin for the nine months ended September 30, 2022 was 43.9% of total revenues, as compared to 44.2% of total revenues for the nine months ended September 30, 2021. The increase was primarily a result of increased costs due to global supply chain constraints, primarily impacting the first quarter of 2022. Cost of total revenues increased $6.6 million to $99.3 million for the nine months ended September 30, 2022, as compared to $92.7 million in the same period in 2021.

Gross margin for our service revenues was 43.7% of service revenues, as compared to 42.3% of service revenues for the nine months ended September 30, 2021. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 44.1% of product revenues, as compared to 46.3% of product revenues for the nine months ended September 30, 2021. The decrease was a result of increased costs as a result of global supply chain constraints. Product revenues, related cost of revenues and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of product revenues was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the nine months ended September 30, 2022, SG&A expenses increased by $17.4 million, or 24.9% as compared to the nine months ended September 30, 2021. This increase is driven by the further build out of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions, such as the two new global supply chain centers in Houston, Texas and Morris Plains, New Jersey for which grand openings were held in June 2022. Wages and associated employee costs increased $7.7 million from $29.0 million in 2021 to $36.7 million in 2022. Stock compensation expense increased $2.7 million, facility costs and other overhead allocations increased $1.6 million, which includes start-up costs related to our expansions in Houston, Texas and Morris Plains, New Jersey, depreciation and amortization increased $1.3 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions, and marketing, advertising and trade shows increased $0.6 million compared to the same period in the prior year.

Engineering and development expenses. Engineering and development expenses decreased $1.9 million, or 14.7%, for nine months ended September 30, 2022, as compared to the same period in 2021. The decrease was primarily due to a decrease of $3.4 million in consulting, prototype and development costs which was partially offset by an increase of $0.7 million in wages and associated employee costs to add software development and engineering resources, an increase of $0.3 million in stock compensation expense and an increase in facility costs, overhead allocations and other miscellaneous expenses. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life sciences commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and Cryoport ELITE™ shipper fleet, such as the Cryosphere™ shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $4.2 million, for the nine months ended September 30, 2022, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense increased by $1.1 million, from $3.6 million to $4.7 million for the nine months ended September 30, 2022, as compared to the prior year due to interest on the convertible senior notes and amortization of the related debt discount.

Other expense, net. The increase in other expense, net for the nine months ended September 30, 2022, as compared to the prior year is primarily due to a gain on insurance claim of $4.8 million related to the New Prague fire and unrealized losses of $12.6 million on short-term investments and foreign currency fluctuations.

Provision for income taxes. The provision for income taxes decreased $1.8 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, resulting in effective tax rates of negative 2.8% and negative 19.9%, respectively. The decrease in tax expense and the increase in the effective tax rate for the nine months ended September 30, 2022, as compared to the prior year is due to lower taxable foreign earnings subject to tax at differing rates and an increase in our domestic losses which resulted in no additional tax benefit. The negative effective tax rate of 2.8% for the nine months ended September 30, 2022, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets and the relative mix of income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone

Non-GAAP Financial Measures

We provide adjusted EBITDA and revenue at constant currency, both non-GAAP financial measures, as supplemental measures to U.S. GAAP measures regarding our operating performance. Non-GAAP financial measures are not calculated in accordance with U.S. GAAP, are not based on any comprehensive set of accounting rules or principles and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures, including adjusted EBITDA and revenue at constant currency, should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP.

Adjusted EBITDA

Adjusted EBITDA is defined as net loss adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, investment income, unrealized gain or loss on investments, foreign currency gain or loss and charges or gains resulting from non-recurring events.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net loss	$(5,316)	$(6,526)	$(27,897)	$(15,442)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	5,787	5,157	16,631	14,944
Acquisition and integration costs	721	1,450	1,544	3,340
Investment income	(2,485)	(851)	(5,797)	(1,618)
Unrealized loss on investments	3,914	152	12,550	308
Gain on insurance claim	(4,815)	—	(4,815)	—
Foreign currency (gain)/loss	(128)	223	628	325
Interest expense, net	1,609	1,189	4,686	3,563
Stock-based compensation expense	5,366	4,148	14,749	11,163
Income taxes	57	1,024	762	2,562
Adjusted EBITDA	$4,710	$5,966	$13,041	$19,145

Revenue at Constant Currency

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

Recent fluctuations in foreign currency exchange rates, including the increased strength of the U.S. dollar against the Euro, British Pound, Chinese Yuan, and Indian Rupee has adversely impacted our results of operations and cash flow from our operations in EMEA and APAC. For the three and nine months ended September 30, 2022, our revenues would have been approximately $2.6 million and $5.4 million higher, respectively, in constant currency.

However, we also believe that data on constant currency period-over-period changes have limitations, particularly as the currency effects that are eliminated could constitute a significant element of our revenue and could significantly impact our performance. We therefore limit our use of constant currency period-over-period changes to a measure for the impact of currency fluctuations on the translation of local currency revenue into U.S. dollars. We do not evaluate our results and performance without considering both period-over-period changes in non-GAAP constant currency revenue on the one hand and changes in revenue prepared in accordance with U.S. GAAP on the other. We caution the readers of this report to follow a similar approach by considering revenue on constant currency period-over-period changes only in addition to, and not as a substitute for, or superior to, changes in revenue prepared in accordance with U.S. GAAP.

Cryoport, Inc. and Subsidiaries

Revenues by Market at Constant Currency

(Unaudited, in thousands)

	Three Months Ended September 30, 2022
	Biopharma/	Animal	Reproductive
	Pharma	Health	Medicine	Total
As Reported	$48,570	$9,629	$2,265	$60,464
Non-GAAP Constant Currency	50,846	9,977	2,283	63,106
FX Impact [$]	$(2,276)	$(348)	$(18)	$(2,642)
FX Impact [%]	(4.7)%	(3.6)%	(0.8)%	(4.4)%

	Nine Months Ended September 30, 2022
	Biopharma/	Animal	Reproductive
	Pharma	Health	Medicine	Total
As Reported	$143,309	$25,985	$7,625	$176,919
Non-GAAP Constant Currency	147,154	27,505	7,682	182,341
FX Impact [$]	$(3,845)	$(1,520)	$(57)	$(5,422)
FX Impact [%]	(2.7)%	(5.9)%	(0.7)%	(3.1)%

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash and cash equivalents of $30.7 million, $498.8 million in short-term investments and had working capital of $568.4 million. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

For the nine months ended September 30, 2022, our operating activities used $5.5 million of cash, reflecting the net loss of $27.9 million offset by non-cash expenses of $48.8 million primarily comprised of $16.6 million of depreciation and amortization, $14.7 million of stock-based compensation, $12.4 million of unrealized losses on our equity securities, insurance proceeds of $6.4 million for operations related to the fire at our New Prague, Minnesota manufacturing plant in January 2022, $1.9 million of amortization of debt discount, as well as $0.6 million loss on disposal of property and equipment and $0.5 million of excess and obsolete inventory, which was partially offset by a $4.8 million gain on the insurance settlement. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was an increase in accounts receivable of $8.3 million, an increase in inventory of $11.2 million primarily due to MVE Biological Solutions proactively securing inventory to avoid supply chain delays and cost increases (of which, $2.1 million relates to the disposal of inventory due to the fire), a decrease in accounts payable and other accrued expenses of $3.2 million, a decrease in accrued compensation of $1.2 million and a decrease in deferred taxes of $1.0 million.

Net cash used in investing activities of $66.8 million during the nine months ended September 30, 2022 was primarily due to the $155.4 million purchase of short-term investments, additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $14.3 million, the acquisitions of Cell&Co, Polar Expres and Cell Matters for $6.6 million and $1.0 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform. These uses of cash were partially offset by the maturity of short-term investments of $107.8 million and insurance proceeds of $3.0 million for the loss of fixed assets in connection with the fire at our New Prague, Minnesota manufacturing plant.

Net cash used in financing activities totaled $33.9 million during the nine months ended September 30, 2022, primarily as a result of $33.3 million used to repurchase 1,341,571 shares of our common stock under the Repurchase program and $0.2 million repayment of notes payable which was partially offset by $1.6 million proceeds from the exercise of stock options.

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

Repurchase Program

On March 11, 2022, the Company announced that its board of directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased 1,341,571 shares of its common stock under the Repurchase Program during the nine months ended September 30, 2022, at an average price of $24.84 per share, for an aggregate purchase price of $33.3 million. These shares were returned to the status of authorized but unissued shares of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2022, the estimated fair value of the Convertible Senior Notes was $290.4 million. For additional information about the Convertible Senior Notes and our investments, see Notes 5, 6 and 9 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenues and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the three months ended September 30, 2022, revenues from our international business, which accounted for 36% of our consolidated revenues, decreased by $2.8 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenues.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of September 30, 2022, of $20.7 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.0 million, $2.1 million and $4.2 million, respectively, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of September 30, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $3.7 million, $7.4 million, and $15.2 million, respectively, recorded to “Accumulated other comprehensive income (loss)”. Based on the short-term intercompany loan balances as of September 30, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $1.0 million, $2.0 million, and $4.5 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates, exchange controls and currency restrictions;
●	changes in a specific country’s or region’s political, social or economic conditions;
●	political, economic and social instability, including acts of war, such as the recent Russian invasion of Ukraine, as well as continued and any new sanctions against Russia, as further described below;

●	outbreak of disease or illness, such as COVID-19, in any of the countries in which we sell our products or in which we or our suppliers operate;
●	tariffs, other trade protection measures, and import or export licensing requirements;
●	potentially negative consequences from changes in U.S. and international tax laws;
●	difficulty in staffing and managing geographically widespread operations;
●	changes in customer capital expenditures due to the increased economic uncertainties and the disruption in the capital markets;
●	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
●	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
●	restrictions on our ability to repatriate dividends from our foreign subsidiaries;
●	difficulty in collecting international accounts receivable;
●	difficulty in enforcement of contractual obligations under non-U.S. law;
●	transportation delays or interruptions; and
●	changes in regulatory requirements including as it relates to protection of our intellectual property.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased
	Shares (or Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased(1)	(or Unit)	Programs(2)	or Programs
July 1, 2022 through July 31, 2022	—	$—	—	$—
August 1, 2022 through August 31, 2022	—	$—	—	$—
September 1, 2022 through September 30, 2022	—	$—	—	$—
Total	—		—	$—
(1)	These shares were returned to the status of authorized but unissued shares of common stock.

(2)	On March 11, 2022, the Company announced that its board of directors authorized the Repurchase Program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

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

Dated: November 4, 2022

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: November 4, 2022

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer