Form 10-Q
period 2023-03-31
Cryoport, Inc.
filed 2023-05-04
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of April 21, 2023 there were 45,545,312 shares of the registrant’s common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,538	$36,595
Short-term investments	484,076	486,728
Accounts receivable, net	45,574	43,858
Inventories	26,487	27,678
Prepaid expenses and other current assets	9,959	9,317
Total current assets	604,634	604,176
Property and equipment, net	71,259	63,603
Operating lease right-of-use assets	30,270	26,877
Intangible assets, net	188,175	191,009
Goodwill	151,616	151,117
Deposits	1,218	1,017
Deferred tax assets	937	947
Total assets	$1,048,109	$1,038,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$25,860	$28,046
Accrued compensation and related expenses	10,450	8,458
Deferred revenue	1,009	439
Current portion of operating lease liabilities	4,089	3,720
Current portion of finance lease liabilities	114	128
Current portion of notes payable	61	60
Total current liabilities	41,583	40,851
Convertible senior notes, net of discount of $9.5 million and $10.1 million, respectively	407,349	406,708
Notes payable	364	355
Operating lease liabilities, net of current portion	27,841	24,721
Finance lease liabilities, net of current portion	202	216
Deferred tax liabilities	5,110	4,929
Other long-term liabilities	368	451
Contingent consideration	4,774	4,677
Total liabilities	487,591	482,908

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock — $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock — $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	20,275	18,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,501,406 and 48,334,280 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	48	48
Additional paid-in capital	1,118,172	1,114,896
Accumulated deficit	(548,406)	(542,832)
Accumulated other comprehensive loss	(29,571)	(34,549)
Total stockholders’ equity	560,518	555,838
Total liabilities and stockholders’ equity	$1,048,109	$1,038,746

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Service revenues	$35,836	$32,910
Product revenues	26,981	19,392
Total revenues	62,817	52,302

Cost of service revenues	19,076	18,718
Cost of product revenues	16,669	11,243
Total cost of revenues	35,745	29,961
Gross margin	27,072	22,341

Operating costs and expenses:
Selling, general and administrative	33,241	26,622
Engineering and development	3,876	3,538
Total operating costs and expenses	37,117	30,160

Loss from operations	(10,045)	(7,819)
Other income (expense):
Investment income	2,467	1,264
Interest expense	(1,509)	(1,491)
Other income (expense), net	4,005	(5,017)
Total other income (expense), net	4,963	(5,244)
Loss before provision for income taxes	(5,082)	(13,063)
Provision for income taxes	(492)	(341)
Net loss	$(5,574)	$(13,404)
Paid in kind dividend on Series C convertible preferred stock	(2,000)	(2,000)
Net loss attributable to common stockholders	$(7,574)	$(15,404)
Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.31)
Weighted average common shares outstanding – basic and diluted	48,362,501	49,660,579

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ending March 31,
	2023	2022
Net loss	$(5,574)	$(13,404)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	3,675	(14,065)
Reclassification of realized loss on available-for-sale debt securities to earnings	99	33
Foreign currency translation adjustments	1,204	(1,047)
Other comprehensive income (loss)	4,978	(15,079)
Total comprehensive loss	$(596)	$(28,483)

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2021	—	—	—	—	200,000	10,275	49,616,154	50	1,100,287	(467,541)	(1,243)	641,828
Net loss	—	—	—	—	—	—	—	—	—	(13,404)	—	(13,404)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(15,079)	(15,079)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,125	—	—	4,125
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(306,300)	—	—	(8,349)	—	(8,349)
Vesting of restricted stock units	—	—	—	—	—	—	58,395	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	85,058	—	313	—	—	313
Balance at March 31, 2022	—	$—	—	$—	200,000	$12,275	49,453,307	$50	$1,102,725	$(489,294)	$(16,322)	$609,434

Balance at December 31, 2022	—	—	—	—	200,000	18,275	48,334,280	48	1,114,896	(542,832)	(34,549)	555,838
Net loss	—	—	—	—	—	—	—	—	—	(5,574)	—	(5,574)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	4,978	4,978
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,184	—	—	5,184
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	156,588	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	10,538	—	92	—	—	92
Balance at March 31, 2023	—	$—	—	$—	200,000	$20,275	48,501,406	$48	$1,118,172	$(548,406)	$(29,571)	$560,518

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(5,574)	$(13,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,404	5,365
Amortization of debt discount	641	643
Non-cash operating lease expense	1,099	896
Unrealized (gain) loss on investments in equity securities	(1,510)	4,908
Realized (gain) loss on available-for-sale investments	86	49
Stock-based compensation expense	5,184	4,125
Loss on disposal of property and equipment	77	92
Gain on insurance settlement	(2,642)	—
Change in credit losses	(103)	31
Insurance proceeds for operations	1,212	3,000
Change in contingent consideration	46	—
Changes in operating assets and liabilities:
Accounts receivable	(1,414)	3,340
Inventories	1,239	(7,715)
Prepaid expenses and other current assets	(271)	21
Deposits	(198)	—
Operating lease liabilities	(1,004)	(891)
Accounts payable and other accrued expenses	(3,276)	(2,107)
Accrued compensation and related expenses	1,962	2,141
Deferred revenue	570	(30)
Net deferred tax liability	246	60
Net cash provided by operating activities	2,774	524

Cash Flows From Investing Activities:
Purchases of property and equipment	(9,569)	(4,245)
Insurance proceeds for loss of fixed assets	976	2,000
Software development costs	(463)	(213)
Purchases of short-term investments	—	(30,354)
Sales/maturities of short-term investments	7,850	36,000
Patent and trademark costs	(177)	(138)
Net cash provided by (used in) investing activities	(1,383)	3,050

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	92	313
Repurchase of common stock	—	(8,349)
Repayment of notes payable	10	—
Repayment of finance lease liabilities	(31)	(13)
Net cash provided by (used in) financing activities	71	(8,049)
Effect of exchange rates on cash and cash equivalents	481	(178)
Net change in cash and cash equivalents	1,943	(4,653)
Cash and cash equivalents — beginning of period	36,595	139,101
Cash and cash equivalents — end of period	$38,538	$134,448

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$433	$32

Supplemental Disclosure of Non-Cash Financing Activities:

Operating lease right-of-use assets and operating lease liabilities	$4,436	$—

Net unrealized (gain) loss on available-for-sale debt securities	$(3,675)	$14,065

Reclassification of realized loss on available-for-sale debt securities to earnings	$99	$33

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$2,000	$2,000

Fixed assets included in accounts payable and accrued liabilities	$707	$549

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the provision for credit losses, fair value of short-term investments, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates, including valuation multiples utilized in the market approach used in impairment assessments, estimated fair values of intangible assets and goodwill, intangible asset useful lives and amortization methods, inventory excess and obsolescence reserve, contingent consideration liability, equity-based instruments, tax reserves, and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of excepted losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer at the business component level, as the Company determined that risk profile of its customers is consistent based on the type and industry in which they operate, mainly in the life sciences industry. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the life sciences industry to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

The accounts receivable balance on our consolidated balance sheet as of March 31, 2023 was $45.6 million, net of $1.1 million of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2023:

Balance at January 1, 2023	$1,275
Change in expected credit losses	(103)
Write-offs, net of recoveries	(40)
Balance at March 31, 2023	$1,132

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, note payable, and the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Convertible Senior Notes”) and 3.0% Convertible Senior Notes due in 2025 (the “2025 Convertible Senior Notes” and together with the 2026 Convertible Senior Notes, the “Convertible Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, notes payable and the Convertible Senior Notes, approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the note payable and the Convertible Senior Notes, see Notes 6 and 9.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily, all of our cash, cash equivalents and short-term investments at March 31, 2023 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

Our investment policy requires that purchased instruments in marketable securities may only be in highly-rated instruments, which are primarily U.S. Treasury bills or treasury-backed securities, and also limits our investment in securities of any single issuer.

Customers

The Company grants credit to customers within the U.S. and international customers and does not require collateral. Revenues from international customers are generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenues from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts, which management believes to be sufficient. Accounts receivable at March 31, 2023 and December 31, 2022 are net of provision for credit losses of $1.1 million and $1.3 million, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. The Company maintains reserves for credit losses and such losses, in the aggregate, historically have not exceeded its estimates.

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. At March 31, 2023 there was one customer that accounted for 10.4% of net accounts receivable. At December 31, 2022, there was no customers that accounted for more than 10% of net accounts receivable.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the three months ended March 31, 2023 and 2022, the Company had revenues from foreign customers of approximately $29.2 million and $24.4 million, respectively, which constituted approximately 46.5% and 46.7%, respectively, of total revenues. No single customer generated over 10% of revenues during the three months ended March 31, 2023 and 2022.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less provisions for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, such as selling prices and costs of completion, disposal and transportation, and based on the evaluation, records adjustments to reflect inventories at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company assessed triggering events indicating potential goodwill impairment and after assessment, concluded that there was no impairment during the three months ended March 31, 2023.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2022, due to macroeconomic factors impacting results of operations, the Company performed an impairment analysis of its amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on the impairment analysis performed, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required. There was no impairment of intangible assets during the three months ended March 31, 2023.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2023.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, impact the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has immaterial accruals for interest or penalties on its consolidated balance sheets at March 31, 2023 and December 31, 2022 and has recorded only immaterial interest and/or penalties in the consolidated statements of operations for the three months ended March 31, 2023 and 2022. The Company is subject to taxation in the U.S., various state jurisdictions and in various foreign countries. As of March 31, 2023, the Company is no longer subject to U.S. federal examinations for years before 2019 and for California franchise and income tax examinations for years before 2018. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under examination by U.S. federal or state jurisdictions. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Indian tax authorities for 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on publicly traded U.S. corporations for the fair market value of any stock repurchased during the tax year that exceeds $1.0 million, with certain specific exceptions. The excise tax is effective for transactions occurring in taxable years after December 31, 2022.

On March 11, 2021, the United States enacted the American Rescue Plan (“ARP”). The ARP includes provisions extending certain Coronavirus Aid, Relief and Economic Security Act (CARES Act) provisions, repeals a worldwide interest allocation election, modifies the $1 million executive compensation limitation for years after 2026 and extends the employee retention credit. The Company will continue to evaluate the impact of the ARP and its impact on our financial statements.

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

Product warranty accrued liabilities totaled $0.7 million at March 31, 2023 and December 31, 2022, respectively, and are included in other long-term liabilities, accounts payable and other accrued expenses. Warranty expense was not material for the three months ended March 31, 2023 and 2022.

Incremental Direct Costs

Incremental direct costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the three months ended March 31, 2023 and 2022.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.0 million and $0.4 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized revenues of $0.4 million and $0.3 million, respectively, from the related contract liabilities outstanding as the services were performed.

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

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Biopharma/Pharma	$51,122	$43,011
Animal Health	8,863	6,794
Reproductive Medicine	2,832	2,497
Total revenues	$62,817	$52,302

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Americas	$33,617	$27,878
Europe, the Middle East and Africa (EMEA)	18,159	16,187
Asia Pacific (APAC)	11,041	8,237
Total revenues	$62,817	$52,302

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

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,574)	$(13,404)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)
Net loss attributable to common shareholders	$(7,574)	$(15,404)
Weighted average common shares outstanding - basic and diluted	48,362,501	49,660,579
Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.31)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	3,438,314	4,699,476
Restricted stock units	665,110	693,887
Series C convertible preferred stock	5,721,177	5,497,939
Convertible Senior Notes	4,022,734	4,022,734
	13,847,335	14,914,036

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $1.2 million, and $(1.1) million for the three months ended March 31, 2023 and 2022, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs in connection with the purchase of goods and services. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments in ASU 2022-04 require a buyer that uses supplier finance programs to disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for all entities for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods with those fiscal years, except for the requirement to disclose roll-forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. We adopted ASU 2022-04 on January 1, 2023. The adoption of this standard did not have an impact on the Company’s consolidated financial statements or disclosures as the Company currently does not have supplier finance programs.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities, such as Cryoport, that have not yet adopted the CECL accounting model in ASU 2016-13, the effective date for the amendments in ASU 2022-02 is the same as the effective date in ASU 2016-13 (i.e., fiscal years beginning after December 15, 2022, including interim periods within those fiscal years). We adopted ASU 2022-02 on January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, on the acquisition date as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for public business entities. We adopted ASU 2021-08 on January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of March 31, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Accounting Guidance Issued but Not Adopted at March 31, 2023

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

In July 2022, the Company also completed the acquisition of Cell Matters based in Liège, Belgium, which provides cryo-process optimization, cryoprocessing, and cryopreservation solutions to the life sciences industry. The purchase consideration was €3.9 million ($4.0 million). The purchase consideration, including the reimbursement of financial indebtedness at the closing date, in the amount of €4.7 million ($4.7 million) in aggregate was allocated to goodwill. The value of this acquisition is assigned to Cell Matters’ assembled workforce which has significant expertise in cryo-process optimization and cryopreservation. This expertise is tied to Cryoport Systems’ new initiative to establish standardized, integrated apheresis collection, processing, biostorage, and distribution solutions for cellular therapies branded as IntegriCell(TM) to provide consistent, high-quality cellular starting material for use in the manufacture of life-saving cellular therapies. Through March 31, 2023, the Company recorded a measurement period adjustment of $0.1 million comprised of a refund from the sellers following payments made from Cell Matters to the sellers between the locked box date and the closing date, in accordance with the locked box mechanism as defined in the share purchase agreement. The valuation of the opening balance sheet is a preliminary estimate subject to change as we complete our procedures. The acquired goodwill is not deductible for tax purposes.

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

Note 5. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Cash	$36,000	$34,752
Cash equivalents:
Money market mutual fund	2,538	1,843
Total cash and cash equivalents	38,538	36,595
Short-term investments:
U.S. Treasury notes and bills	190,833	190,718
Mutual funds	101,287	99,777
Corporate debt securities	191,956	196,233
Total short-term investments	484,076	486,728
Cash, cash equivalents and short-term investments	$522,614	$523,323

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at March 31, 2023 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$188,726	$2,108	$(1)	$190,833
Corporate debt securities	190,389	1,790	(223)	191,956
Total available-for-sale investments	$379,115	$3,898	$(224)	$382,789

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2023:

	Amortized Cost	Fair Value
Due within one year	$142,192	$143,467
Due after one year through five years	236,923	239,322
Due after five years through ten years	—	—
Total	$379,115	$382,789

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2022 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$199,626	$5	$(8,913)	$190,718
Corporate debt securities	210,764	1,243	(15,774)	196,233
Total available-for-sale investments	$410,390	$1,248	$(24,687)	$386,951

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2022:

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$14,573	$(1)	$176,260	$—	$190,833	$(1)
Corporate debt securities	41,521	(11)	150,435	(212)	191,956	(223)
Total	$56,094	$(12)	$326,695	$(212)	$382,789	$(224)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at March 31, 2023. For corporate debt securities, the unrealized losses were primarily caused by interest rate increases. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at March 31, 2023.

During the three months ended March 31, 2023 and 2022 we had realized losses of $(0.09) million and $(0.05) million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $101.3 million at March 31, 2023. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized losses during 2023 and 2022 related to equity securities held at March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net losses recognized during the three months on equity securities	$—	$(4,908)
Less: net gains (losses) recognized during the year on equity securities sold during the period	1,510	—
Unrealized losses recognized during the three months on equity securities still held at March 31, 2023 and 2022	$1,510	$(4,908)

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of March 31, 2023 and 2022 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
Money market mutual fund	$2,538	$—	$—	$2,538
Mutual funds	101,287	—	—	101,287
U.S. Treasury notes	190,833	—	—	190,833
Corporate debt securities	191,956	—	—	191,956
	$486,614	$—	$—	$486,614
Liabilities:
Convertible Senior Notes	$—	$407,349	$—	$407,349
Contingent consideration	—	—	4,774	4,774
	$—	$407,349	$4,774	$412,123

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Money market mutual fund	$1,843	$—	$—	$1,843
Mutual funds	99,777	—	—	99,777
U.S. Treasury notes	190,718	—	—	190,718
Corporate debt securities	196,233	—	—	196,233
	$488,571	$—	$—	$488,571
Liabilities:
Convertible Senior Notes	$—	$406,708	$—	$406,708
Contingent consideration	—	—	4,677	4,677
	$—	$406,708	$4,677	$411,385

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2023.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Convertible Senior Notes	$393,236	$303,534	$392,621	$290,132
2025 Convertible Senior Notes	$14,113	$12,820	$14,087	$12,373

Under the terms of the CTSA acquisition, contingent consideration may be payable in cash based on the achievement of a certain EBITDA target for 2024, with no maximum limit as to the contingent consideration achievable. Under the terms of the F-airGate, Cell&Co, and Polar Expres acquisitions, contingent consideration may be payable in cash based on the achievement of certain future revenue and/or EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $6.1 million (undiscounted) in the aggregate. The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the F-airGate and Polar Expres acquisitions was determined using a probability-weighted discounted cash flow model. The fair value of the contingent consideration for the CTSA and

Cell&Co acquisitions was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $4.8 million and $4.7 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The losses recognized in earnings and the change in net assets related to the contingent consideration at March 31, 2023 were as follows (in thousands):

	Fair Value	Losses	Foreign	Fair Value
	December 31,	recognized in	Currency	March 31,
	2022	earnings	Adjustment	2023
2021 Acquisitions	$902	$46	$(7)	$941
2022 Acquisitions	3,775	—	58	3,833
	$4,677	$46	$51	$4,774

The losses recognized in earnings have been reported in operating expenses in the consolidated statement of operations for the three months ended March 31, 2023.

Note 7. Inventory

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$16,010	$18,287
Work-in-process	828	895
Finished goods	9,649	8,496
Total	$26,487	$27,678

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Balance at beginning of year	151,117	146,954
Foreign currency adjustment	499	(369)
Goodwill related to CTSA and F-airGate acquisitions	—	6
Total	$151,616	$146,591

Intangible Assets

The following table presents our intangible assets as of March 31, 2023 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$299	$91	1
Technology	36,397	8,106	28,291	9
Customer relationships	131,326	23,093	108,233	12
Trade name/trademark	818	165	653	12
Agent network	10,871	6,051	4,820	2
Order backlog	2,600	2,600	—	—
Land use rights	2,255	143	2,112	35
Patents and trademarks	43,953	(22)	43,975	—
Total	$228,610	$40,435	$188,175

The following table presents our intangible assets as of December 31, 2022 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$280	$110	1
Technology	36,592	8,056	28,536	9
Customer relationships	131,716	21,254	110,462	12
Trade name/trademark	820	158	662	13
Agent network	11,667	6,199	5,468	2
Order backlog	2,600	2,600	—	—
Land use rights	2,378	257	2,121	35
Patents and trademarks	45,181	1,531	43,650	—
Total	$231,344	$40,335	$191,009

Amortization expense for intangible assets for the three months ended March 31, 2023 and 2022, was $3.8 million and $3.8 million, respectively.

Expected future amortization of intangible assets as of March 31, 2023 is as follows:

Years Ending December 31,	Amount
Remainder of 2023 (excluding the three months ended March 31, 2023)	$11,478
2024	14,694
2025	12,758
2026	12,505
2027	12,277
Thereafter	78,087
$141,799

Note 9. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	402,500	402,500
Less: unamortized debt issuance costs	(9,495)	(10,136)
Net carrying value of Convertible Senior Notes payable	$407,349	$406,708

Interest expense incurred in connection with the Senior Notes consisted of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Coupon interest	$862	$862
Amortization of debt issuance costs	641	631
Total interest expense on Convertible Senior Notes	$1,503	$1,493

The Company’s 2025 Senior Notes and 2026 Senior Notes payable of $14.3 million and $402.5 million, respectively, are due and payable in 2025 and 2026, respectively.

2026 Senior Notes

On November 12, 2021, the Company issued $402.5 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”), which includes the initial purchasers’ exercise in full of their option to purchase an additional $52.5 million principal amount of the 2026 Senior Notes, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Senior Notes are governed by an indenture (the “2026 Indenture”) dated November 12, 2021 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $390.4 million from the offering, net of underwriting discounts and commissions of $12.1 million, and incurred approximately $0.6 million in third-party offering related costs. The 2026 Senior Notes bear cash interest at a rate of 0.75%, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 and will mature on December 1, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2026 Senior Notes. At March 31, 2023, accrued interest of $1.0 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2026 Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The 2026 Senior Notes contain customary terms and events of default. If an event of default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, the 2026 Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other event of default (as defined in the 2026 Indenture) occurs and is continuing, then, the Trustee, by notice to the Company, or holders of at least 25% of the aggregate principal amount of the 2026 Senior Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Senior Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Senior Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Senior Notes. There were no events of default at March 31, 2023.

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

2025 Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% Convertible Senior Notes due in 2025 (the “2025 Senior Notes”), which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the 2025 Senior Notes, in a private placement exempt from registration under the Securities Act. The 2025 Senior Notes are governed by an indenture (the “2025 Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The 2025 Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2025 Senior Notes. At March 31, 2023, accrued interest of $0.1 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2025 Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The 2025 Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the 2025 Indenture) occurs with respect to the Company, the principal amount of the 2025 Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the 2025 Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the principal amount of the Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at March 31, 2023.

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

On November 9, 2021, the Company entered into separate, privately negotiated note purchase agreements with a limited number of holders of its 2025 Senior Notes pursuant to which the Company repurchased approximately $100.7 million principal amount of 2025 Senior Notes for an aggregate cash repurchase price of approximately $351.1 million, which includes accrued and unpaid interest on the repurchased 2025 Senior Notes. The Company used net proceeds from a registered direct placement of its common stock to holders of its 2025 Senior Notes, together with a portion of the net proceeds from the issuance of the 2026 Senior Notes, to repurchase the $100.7 million principal amount of 2025 Senior Notes (see Note 13). This transaction involved contemporaneous exchanges of cash between the Company and the same limited number of holders of the 2025 Senior Notes participating in the issuance of the 2026 Senior Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting depending on whether the exchange is determined to have substantially different terms. The repurchase of the 2025 Senior Notes and issuance of the 2026 Senior Notes were deemed to have substantially different terms based on the present value of the cash flows. Therefore, the repurchase of the 2025 Senior Notes was accounted for as a debt extinguishment. The Company recorded $251.8 million as loss on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2021, which includes the write off of related deferred financing costs of $2.6 million. The total remaining principal amount outstanding under the 2025 Senior Notes as of March 31, 2023 was $14.3 million.

In connection with the issuance of the 2025 Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the 2025 Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the 2025 Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Senior Notes. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the 2025 Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the 2025 Indenture accrue on any day on a note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the 2025 Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of 2025 Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of March 31, 2023, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.

Note 10. Notes Payable

Notes payable consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Principal amount of notes payable	$425	$415
Less: current portion of notes payable	(61)	(60)
Notes payable – long term	$364	355

Interest expense incurred in connection with the notes payable consisted of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest expense	$1	$—
Amortization of debt discount	—	11
Total interest expense on notes payable	$1	$11

Cell&Co Notes

In connection with the acquisition of Cell&Co, the Company assumed two notes payable totaling €0.4 million ($0.4 million) bearing interest rates of 0.6% and 1.06%, respectively, payable quarterly, maturing in July 2027 and September 2030, respectively.

Future note payments as of March 31, 2023 were as follows (in thousands):

Years Ending December 31,	Amount
2023 (excluding the three months ended March 31, 2023)	$52
2024	76
2025	62
2026	63
2027	59
Thereafter	113
Total note maturities	$425

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,782	$1,244
Finance lease cost:
Amortization of right-of-use assets	32	15
Interest on finance lease liabilities	5	1
	37	16
Total lease cost	1,819	1,260

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,639	$1,210
Operating cash flows from finance leases	$37	$14
Financing cash flows from finance leases	$31	$13
Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$4,436	$766
Finance leases	$—	$—

	March 31,		December 31,
	2023		2022
Weighted-Average Remaining Lease Term
Operating leases	11.9	years	12.4	years
Finance leases	3.3	years	3.4	years

Weighted-Average Discount Rate
Operating leases	9.4%		9.5%
Finance leases	7.9%		7.8%

Future minimum lease payments under non-cancellable leases that have commenced as of March 31, 2023 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2023 (excluding the three months ended March 31, 2023)	$4,893	$111
2024	6,231	91
2025	5,123	87
2026	4,626	60
2027	4,047	8
Thereafter	29,532	—
Total future minimum lease payments	54,452	357
Less imputed interest	(22,522)	(41)
Total	$31,930	$316

	Operating	Finance
Reported as of March 31, 2023	Leases	Leases
Current lease liabilities	$4,089	$114
Noncurrent lease liabilities	27,841	202
Total	$31,930	$316

Note 12. Commitments and Contingencies

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE Biological Solutions manufacturing facility (“New Prague fire”) located in New Prague, Minnesota. The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions’ three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up production toward the end of the first quarter of 2022. The Company estimated that the revenue impact of the New Prague fire was approximately $9.4 million and was primarily limited to the first quarter of 2022.

The New Prague fire resulted in a loss of inventory, fixed assets, and other contents at the site. We have adequate property damage and business interruption insurance under which we filed a claim with the insurance carrier. As of March 31, 2023, the Company received a total of $15.1 million in insurance proceeds, of which the final payment of $2.2 million was received in the first quarter of 2023.

For the three months ended March 31, 2023, the Company recognized gains of $2.6 million related to business interruption. Proceeds from insurance settlements, except for those directly related to investing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

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

Repurchase Program

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased 1,604,994 shares of its common stock under the Repurchase Program during the year ended December 31, 2022, at an average price of $23.63 per share, for an aggregate purchase price of $37.9 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase. No shares were purchased during the three months ended March 31, 2023.

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

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the three months ended March 31, 2023 and the year ended December 31, 2022 were $2.0 million and $8.0 million, respectively.

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

Common Stock Reserved for Future Issuance

As of March 31, 2023, approximately 17.9 million shares of common stock were issuable upon vesting, conversion or exercise of stock options, restricted stock units, the Senior Notes and the series C Preferred Stock, as follows:

Exercise of stock options	7,484,324
Vesting of restricted stock units	665,110
Conversion of Series C Preferred Stock	5,721,177
Conversion of convertible 2026 Senior Notes	3,422,780
Conversion of convertible 2025 Senior Notes	599,954
Total shares of common stock reserved for future issuances	17,893,345

Note 14. Stock-Based Compensation

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan and in April 2021, the stockholders approved an increase of 2,850,000 shares authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of March 31, 2023, the Company had 1,495,103 shares available for future awards under the 2018 Plan.

During the three months ended March 31, 2023 and 2022, we granted stock options at exercise prices equal to the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	March 31,
	2023	2022
Expected life (years)	4.2 - 5.2	4.2 - 5.2
Risk-free interest rate	3.5% - 3.6%	2.1% - 2.3%
Volatility	73.0%	72.8% - 76.8%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$475	$467
Selling, general and administrative	4,304	3,291
Engineering and development	405	367
	$5,184	$4,125

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2022	7,340,521	$15.10	—	—
Granted (weighted-average fair value of $12.65 per share)	164,121	22.97	—	—
Exercised	(10,538)	8.71	—	—
Forfeited	(9,780)	38.81	—	—
Outstanding — March 31, 2023	7,484,324	$15.25	4.8	$88,714
Vested (exercisable) — March 31, 2023	6,237,688	$12.02	4.4	$85,807
Expected to vest after March 31, 2023 (unexercisable)	1,246,636	$31.38	6.4	$2,907
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on March 31, 2023, which was $24.00 per share.

Total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $2.9 million, respectively.

As of March 31, 2023, there was unrecognized compensation expense of $22.0 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.2 years.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2022	727,984	$38.32
Granted	104,923	21.62
Share issuance	(156,588)	41.52
Forfeited	(11,209)	36.01
Outstanding – March 31, 2023	665,110	$34.96

For the three months ended March 31, 2023 and 2022, we recorded stock-based compensation expense on our issued restricted stock units of $2.1 million and $1.4 million, respectively. As of March 31, 2023 there was unrecognized compensation expense of $21.3 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.7 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions, expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; projected trends in the market in which we operate; anticipated impacts from the coronavirus strain COVID-19 (“COVID-19”) on us, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic; our expectations relating to current supply chain impacts; inflationary pressures and the effect of foreign currency fluctuations; expectations relating to the impacts on our operations resulting from the ongoing war between Russia and Ukraine; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023 (the “2022 Annual Report”), and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement due to, among other things, the factors and risks described in our reports filed with the SEC.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2023 (unaudited) and the consolidated balance sheet as of December 31, 2022 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2022, 2021 and 2020, included in the Company’s 2022 Annual Report.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of March 31, 2023, we supported 652 clinical trials, of which 82 were in Phase 3, and ten (10) commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and receive commercial approval from the respective regulatory agencies will represent opportunities to become significant revenue drivers for us as the majority of them will require comprehensive temperature-controlled supply chain support and other services at commercial scale. Additionally, we expect that most will select us as their critical supply chain solution partner as a result of our work in connection with their respective clinical trials and our long track record of innovation and market responsiveness.

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

Impact of COVID-19

In late 2019, a novel strain of coronavirus that causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. Subsequently, new variants of COVID-19, which are significantly more contagious than previous strains, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions, or impose new restrictions, in an effort to lessen the spread of COVID-19 and its variants. While many of these restrictions have been lifted, there continues to be significant uncertainty related to the ultimate duration and impact that this global pandemic will have on future results of our operations, including due to future actions that may be taken by government authorities and businesses in response to surges in COVID-19 cases. Further, virus containment efforts as a result of governmental actions or policies or other initiatives have led to the disruption in the global supply chain and as a result, we have experienced difficulties sourcing materials and equipment, have experienced delays in transportation and increased transportation costs and may incur additional direct costs to provide our solutions in the future.  See “Risk Factors—Risk Related to Our Business—We depend on the availability of certain component products used in our solutions; delays or increased costs in the procurement of components manufactured by third parties could adversely affect our business operations, financial performance and results of operations, and we may experience customer dissatisfaction and harm to our reputation” in Part I, Item 1A of our 2022 Annual Report for additional information.  Additionally, during the course of the pandemic, certain of our facilities have experienced disruptions such as our MVE Biological Solutions manufacturing facility in Chengdu, China that was temporarily impacted by COVID lockdowns in China during the third quarter of 2022 and similar disruptions could occur in the future.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak and its variants; its severity; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus), and the potential hesitancy to utilize them; other protective actions taken to contain the virus or trat its impact, such as restrictions on travel and transportation; general economic factors, such as increase inflation; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume. See “Risk Factors—Risk Related to Our Business. Our business operations, financial performance and results of operations, have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic” and the other risk factors discussed in Part I, Item 1A of the 2022 Annual Report for additional information.

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

The New Prague fire resulted in a loss of inventory, fixed assets, and other contents at the site. We have adequate property damage and business interruption insurance under which we filed a claim with the insurance carrier. As of March 31, 2023, the Company received a total of $15.1 million in insurance proceeds, of which the final payment of $2.2 million was received in the first quarter of 2023.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

The following table summarizes certain information derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	($ in 000’s)
Service revenues	$35,836	$32,910	$2,926	8.9%
Product revenues	26,981	19,392	7,589	39.1%
Total revenues	62,817	52,302	10,515	20.1%

Cost of service revenues	(19,076)	(18,718)	(358)	1.9%
Cost of product revenues	(16,669)	(11,243)	(5,426)	48.3%
Total cost of revenues	(35,745)	(29,961)	(5,784)	19.3%

Gross margin	27,072	22,341	4,731	21.2%
Selling, general and administrative	(33,241)	(26,622)	(6,619)	24.9%
Engineering and development	(3,876)	(3,538)	(338)	9.5%
Investment income	2,467	1,264	1,203	95.2%
Interest expense	(1,509)	(1,491)	(18)	1.2%
Other income (expense), net	4,005	(5,017)	9,022	(179.8)%
Provision for income taxes	(492)	(341)	(151)	44.2%

Net loss	$(5,574)	$(13,404)	$7,830	(58.4)%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—%
Net loss attributable to common stockholders	$(7,574)	$(15,404)	$7,830	(50.8)%

Total revenues by market (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Biopharma/Pharma	$51,122	$43,011	$8,111	18.9%
Animal health	8,863	6,794	2,069	30.4%
Reproductive medicine	2,832	2,497	335	13.4%
Total revenues	$62,817	$52,302	$10,515	20.1%

Revenues. Revenues increased by $10.5 million, or 20.1%, from $52.3 million to $62.8 million for three months ended March 31, 2023, as compared to the same period in 2022. This increase over the prior year period was a result of the recovery from the New Prague Fire that has negatively impacted the first quarter of 2022 by approximately $9.4 million. The New Prague facility manufactures aluminum dewars and is one of MVE Biological Solutions' three global manufacturing facilities. In addition, the revenue for three months ended March 31, 2023 was positively impacted by the continuing robust demand for Cryoport’s supply chain solutions, particularly in support of commercial cell therapies and increased demand in the animal health and reproductive medicine markets, and partially offset by the adverse impacted of foreign currency fluctuations of approximately 2.3% or $1.4 million.

Service revenues increased by $2.9 million, or 8.9%, from $32.9 million to $35.8 million for the three months ended March 31, 2023, as compared to the same period in 2022. This increase was driven by strong customer demand for our supply chain solutions provided by Cryoport Systems, CRYOPDP, and CRYOGENE.

Product revenues increased $7.6 million, or 39.1%, from $19.4 million to $27.0 million for the three months ended March 31, 2023, primarily as a recovery from the New Prague Fire that led to approximately $9.4 million in revenue loss for the quarter in 2022. Product revenues consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing cell and gene therapy market through a global network of distributors and direct client relationships.

Revenues by market

Revenue from the biopharma/pharma market increased $8.1 million, or 18.9%, from $43.0 million to $51.1 million for the three months ended March 31, 2023, as compared to the same period in 2022. This increase was driven by revenue growth from the support of global clinical trials and commercially launched therapies as well as general demand for our logistics and biostorage services, in addition to the impact of the New Prague Fire of approximately $6.7 million in the first quarter of 2022. We now support 652 clinical trials, of which 502 trials are in the Americas, 108 are in EMEA and 42 are in APAC, compared to 609 clinical trials supported as of March 31, 2022 (477 in the Americas, 99 in EMEA and 33 in APAC). The number of Phase III clinical trials supported increased to 82 trials as of March 31, 2023, of which 58 are in the Americas, 22 are in EMEA, and 2 are in APAC. This compares to 81 Phase III trials (57 in the Americas, 22 in EMEA and 2 in APAC) supported as of March 31, 2022. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and resulting therapies are commercialized on a global basis.

Our revenue from the animal health market increased $2.1 million, or 30.4%, from $6.8 million to $8.9 million for the three months ended March 31, 2023, as compared to the same period in 2022. This increase was primarily due to the impact of the New Prague Fire of approximately $2.4 million in the first quarter of 2022. This New Prague manufacturing facility ramped back up to full production by the end of March 2022.

Revenues in the reproductive medicine market increased $0.3 million, or 13.4%, from $2.5 million to $2.8 million for the three months ended March 31, 2023, as compared to the same period in 2022. This increase was driven by demand for our CryoStork® logistics solution and cryogenic shippers.

Gross margin and cost of revenues. Gross margin for the three months ended March 31, 2023 was 43.1% of total revenues, as compared to 42.7% of total revenues for the three months ended March 31, 2022. Cost of total revenues increased $5.8 million to $35.7 million for the three months ended March 31, 2023, as compared to $30.0 million in the same period in 2022.

Gross margin for our service revenues was 46.8% of service revenues, as compared to 43.1% of service revenues for the three months ended March 31, 2023. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 38.2% of product revenues, as compared to 42.0% of product revenues for the three months ended March 31, 2022. The decrease was driven by unfavorable manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs and the buildup of safety stock during the second half of 2022, partially offset by favorable product mix.  Product revenues, related cost of revenues and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of product revenues were primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the first quarter of 2023, SG&A expenses increased by $6.6 million, or 24.9% as compared to the first quarter of 2022. This increase is driven by the further build out of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions. Wages and associated employee costs increased $3.3 million from $11.5 million in 2022 to $14.7 million in 2023. Facility and other overhead allocations increased $1.0 million, primarily driven by our facility expansions in Houston, Texas and Morris Plains, New Jersey, stock compensation expense increased $0.9 million, depreciation and amortization increased $0.5 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions. There was also an increase in integration and acquisition costs of $1.0 million as compared to the same period in 2022. These increases were partially offset by a decrease in public company-related expenses (including legal, audit and internal control audit fees) of $0.9 million.

Engineering and development expenses. Engineering and development expenses increased $0.3 million, or 9.5%, for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to an increase of $0.2 million in wages and associated employee costs to add software development and engineering resources and facility costs and other overhead allocations of $0.1 million. We continually strive to improve and expand the features of our Cryoport Express® Solutions and portfolio of services and suite of temperature-controlled products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and Cryoport ELITE™ shipper fleet, such as the Cryosphere™ shipper, a cryogenic dry-vapor shipper utilizing patent pending technology that passively stabilizes the payload through an internal gravitational sphere, thereby further mitigating transport risks. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $1.2 million, for the three months ended March 31, 2023, as compared to the prior year as a result of higher average invested cash balances and higher interest rates on such invested cash balances.

Interest expense. Interest expense remained flat at $1.5 million for the three months ended March 31, 2023, as compared to the prior year.

Other income (expense), net. Other income (expense), net increased by $9.0 million for the three months ended March 31, 2023, as compared to the prior year primarily due to a gain on insurance claim of $2.6 million related to the New Prague fire and net unrealized gains of $1.4 million on short-term investments and foreign currency fluctuations. For the three months ended March 31, 2022 there were unrealized losses of $4.9 million on short-term investments and foreign currency fluctuations.

Provision for income taxes. The provision for income taxes increased $0.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, resulting in effective tax rates of negative 9.7% and negative 2.6%, respectively.  The increase in tax expense and effective tax rate for the three months ended March 31, 2023, as compared to the prior year is due to higher taxable foreign earnings and a decrease in our domestic losses. The negative effective tax rate of 9.7% for the three months ended March 31, 2023, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
GAAP net loss	$(5,574)	$(13,404)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	6,404	5,365
Acquisition and integration costs	1,257	257
Investment income	(2,467)	(1,264)
Unrealized (gain) loss on investments	(1,424)	4,908
Gain on insurance claim	(2,642)	—
Foreign currency loss	157	160
Interest expense, net	1,509	1,491
Stock-based compensation expense	5,184	4,125
Income taxes	492	341
Adjusted EBITDA	$2,896	$1,979

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

Recent fluctuations in foreign currency exchange rates, including the increased strength of the U.S. dollar against the Euro, British Pound, Chinese Yuan, and Indian Rupee has adversely impacted our results of operations and cash flow from our operations in EMEA and APAC. For the three months ended March 31, 2023, our revenues would have been approximately $1.4 million higher in constant currency.

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

Cryoport, Inc. and Subsidiaries

Revenues by Market at Constant Currency

(Unaudited, in thousands)

	Three Months Ended March 31, 2023
	Biopharma/	Animal	Reproductive
	Pharma	Health	Medicine	Total
As Reported	$51,122	$8,863	$2,832	$62,817
Non-GAAP Constant Currency	52,284	9,133	2,841	64,258
FX Impact [$]	$(1,162)	$(270)	$(9)	$(1,441)
FX Impact [%]	(2.3)%	(3.0)%	(0.3)%	(2.3)%

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash and cash equivalents of $38.5 million, $484.1 million in short-term investments and had working capital of $563.1 million. We expect to continue to incur significant expenses in the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

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

Cash flows Summary

	For the Three Months Ended March 31,
	2023	2022	$ Change

	(in thousands)
Operating activities	$2,774	$524	$2,250
Investing activities	(1,383)	3,050	(4,433)
Financing activities	71	(8,049)	8,120
Effect of exchange rate changes on cash and cash equivalents	481	(178)	659
Net increase in cash and cash equivalents	$1,943	$(4,653)	$6,596

Operating activities

For the three months ended March 31, 2023, our operating activities provided cash of $2.8 million, reflecting the net loss of $5.6 million offset by non-cash expenses of $10.5 million primarily comprised of $6.4 million of depreciation and amortization, $5.2 million of stock-based compensation, $1.1 million of non-cash operating lease expense, insurance proceeds of $1.2 million for operations related to the fire at our New Prague, Minnesota manufacturing plant in January 2022 which was partially offset by a gain on the insurance settlement of $2.6 million and unrealized gains of $1.5 million on our equity securities. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was a decrease in accounts payable and accrued expenses of $3.3 million, an increase in accounts receivable of $1.4 million, and a decrease in operating lease liabilities of $1.0 million, which were partially offset by an increase in accrued compensation of $2.0 million and a decrease in inventory of $1.2 million.

Investing activities

Net cash used in investing activities of $1.4 million during the three months ended March 31, 2023 was primarily due to the $9.6 million for the capitalization of software development costs for our Cryoportal® Logistics Management Platform, and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment. These uses of cash were partially offset by the maturity of short-term investments of $7.9 million and insurance proceeds of $1.0 million for the loss of fixed assets in connection with the fire at our New Prague, Minnesota manufacturing plant.

Financing Activity

Net cash provided by financing activities totaled $0.1 million during the three months ended March 31, 2023, primarily as a result of $0.1 million proceeds from the exercise of stock options.

Repurchase Program

On March 11, 2022, the Company announced that its board of directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased 1,604,994 shares of its common stock under the Repurchase Program through December 31, 2022, at an average price of $23.63 per share, for an aggregate purchase price of $37.9 million. These shares were returned to the status of authorized but unissued shares of common stock. There were no shares repurchased during the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2023, the estimated fair value of the Convertible Senior Notes was $316.4 million. For additional information about the Convertible Senior Notes, see Note 9 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenues and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the three months ended March 31, 2023, revenues from our international business, which accounted for 38% of our consolidated revenues, decreased by $1.6 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenues.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the balance as of March 31, 2023, of $24.5 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.2 million, $2.5 million and $4.9 million, respectively, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of March 31, 2023, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $4.2 million, $8.4 million, and $16.8 million respectively, recorded to “Accumulated other comprehensive income (loss)”.  Based on the short-term intercompany loan balances of March 31, 2023, an assumed 5%, 10% and 20% adverse change to foreign exchange rates would result in losses of $1.7 million, $3.5 million and $7.0 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, Risk Factors, in the 2022 Annual report which could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Index

10.1

First Amendment to Employment Agreement dated March 24, 2023 between Cryoport, Inc. and Robert Stefanovich. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 28, 2023.

16.1	Letter to Securities and Exchange Commission from Ernst & Young LLP, dated March 15, 2023. Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated March 15, 2023.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+	Filed or furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: May 4, 2023

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: May 4, 2023

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer