Form 10-K
period 2023-12-31
Cryoport, Inc.
filed 2024-03-13
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was $0.5 billion based on the closing sale price of such common equity on such date (excluding 890,339 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding as of June 30, 2023).

As of February 23, 2024, there were 48,977,476 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-K, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Form 10-K. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements, including, but not limited to, risks and uncertainties associated with the effect of changing economic conditions, supply chain constraints, inflationary pressures, and the effects of foreign currency fluctuations, trends in the products markets, variations in the Company’s cash flow, market acceptance risks, and technical development risks. Other factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-K, including in “Risk Factors” in “Part I, Item 1A — Risk Factors” and in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in reports filed with the SEC after the date of this Form 10-K.

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

PART I

Item 1. Business

Overview

Cryoport is a global leader in supply chain solutions for cell & gene therapies that enable manufacturers, contract manufacturers (CDMO’s), contract research organizations (CRO’s), developers, and researchers to carry out their respective business. We provide a broad array of supply chain solutions for the life sciences industry. Through our platform of critical products and solutions including advanced temperature-controlled packaging, informatics, specialized bio-logistics services, bio-storage, bio-services, and cryogenic systems, we are “Enabling the Future of MedicineTM”, worldwide, through our innovative systems, compliant procedures, and agile approach to superior supply chain management.

With over 50 strategic international locations in 17 countries, Cryoport’s global platform provides mission-critical solutions to over 3,000 customers working with biopharma/pharma, animal health, and reproductive medicine companies, universities, research institutions, and government agencies. Our platform of solutions and services together with our global team of over 1,100 dedicated colleagues delivers a unique combination of innovative supply chain technologies and services through our industry-leading brands, including Cryoport Systems, MVE Biological Solutions, CRYOPDP, and CRYOGENE.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell & gene therapies globally. As of December 31, 2023, we supported 675 clinical trials, of which 82 were in Phase 3, and 12 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and receive commercial approval from the respective regulatory agencies will represent opportunities to become significant revenue drivers for us as the majority of them will require comprehensive temperature-controlled supply chain support and other services at commercial scale. Additionally, we expect that most will select us as their critical supply chain solutions partner as a result of our work in connection with their respective clinical trials and our long track record of innovation and market responsiveness.

In addition, Cryoport also supports the animal health market and the human reproductive market on a global basis with its advanced supply chain platform. The animal health market is composed of supporting animal husbandry and companion and recreation animal health. The human reproductive market is largely composed of In-Vitro Fertilization (IVF) support for patients and fertility clinics.

The Markets We Serve

Cryoport serves the life sciences industry as a provider of integrated temperature-controlled supply chain solutions supporting the biopharma/pharma, animal health, and reproductive medicine markets.

Acquisitions

Over the last five years we have extended our supply chain solutions for the life sciences through the following acquisitions:

●	In May 2019, we acquired Cryogene Labs (CRYOGENE), which is today a state-of-the-art temperature-controlled biostorage solutions business strategically located in Houston, Texas. CRYOGENE is an industry leader in the management of pre-clinical and clinical biostorage services, including critical biological commodities supporting clinical research, the advancement of cell and gene therapy, and public health research. It provides customized, end-to-end chain of custody/chain of condition solutions for its clients. CRYOGENE’s GMP (good manufacturing practices) operation is an FDA audited operation serving all temperature categories of the temperature-controlled supply chain for the life sciences.

●	In October 2020, we acquired CRYOPDP, a leading global provider of innovative temperature-controlled logistics solutions for high value, time critical and temperature-sensitive biopharmaceutical/pharmaceuticals. CRYOPDP provides the biopharma market with temperature-controlled logistics, including packaging, pick-pack kit preparation, premium services, and specialty biopharma/pharma courier support. At the time of acquisition, CRYOPDP added a network of 22 global logistics centers located in 12 countries to our global network. These additions expanded our logistics network to provide “last mile” services and to better serve our global multi-national clients. They also added redundancies and backup that reduced supply chain risk for our clients.
●	In October 2020, we also acquired MVE Biological Solutions (MVE), the global leader providing cryobiological storage and transportation systems for the life sciences industry through its advanced line of cryogenic systems including stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and/or transport of life sciences commodities. MVE’s three primary manufacturing facilities are located in Ball Ground, GA, New Prague, MN and Chengdu, China. The acquisition was a vertical integration that, in addition to expanding our footprint to handle the growing demand driven by the growth in the cell and gene therapy market, was intended to further secure our supply of cryogenic systems. MVE’s clients include cell and gene therapy, medical laboratories, biotech/pharmaceutical research facilities, blood and tissue banks, animal breeders, academic institutions, veterinary laboratories, large-scale biorepositories, fertility clinics, government agencies, and other institutions.
●	In April 2021 and May 2021, we acquired Critical Transport Solutions Australia (CTSA) in Australia and F-airGate in Belgium, respectively, to further enhance CRYOPDP’s existing global temperature-controlled logistics capabilities in the APAC (Asia Pacific) and EMEA (Europe, the Middle East and Africa) regions.
●	In April 2022, we acquired Cell&Co BioServices in Clermont-Ferrand, France with additional operations in Pont-du-Château, France to further enhance our existing global temperature-controlled supply chain capabilities. Cell&Co BioServices is a bioservices business providing biorepository, kitting, and logistics services to the life sciences industry and now a part of Cryoport Systems’ Global Supply Chain Center Network.
●	In July 2022, we acquired Polar Expres based in Madrid, Spain, which provides temperature-controlled logistics solutions dedicated to the life sciences industry. Polar Expres operates logistics centers in Madrid and Barcelona supporting the rapidly growing life sciences market. This acquisition further expanded CRYOPDP’s footprint in the EMEA region.
●	In July 2022, we also acquired Cell Matters based in Liège, Belgium, a company with cryobiology expertise, providing cryoprocess optimization, cryoprocessing, and cryopreservation solutions to the life sciences industry. This acquisition is tied to Cryoport Systems’ initiative to establish standardized, integrated apheresis processing, biostorage, and distribution solutions for cellular therapies. The new platform will leverage the cryo-processing expertise of Cell Matters (rebranded IntegriCell™) to provide consistent, high-quality cellular starting material for use in the manufacture of life-saving cellular therapies.
●	In November 2023, we acquired TEC4MED LifeScience GmbH (Tec4med) based in Darmstadt, Germany. Tec4med provides next generation pharmaceutical supply chain visibility by integrating condition monitoring, cloud and artificial intelligence (AI) solutions. ISO 9001-certified, Tec4med works with pharmaceutical-compliant, ready-to-use devices and software, offering customer-specific integrations. Tec4med broadens our portfolio of condition monitoring solutions and provides additional resources and capabilities to drive new product development and accelerate our European market expansion, particularly in the DACH region (Germany, Austria, Switzerland).
●	In November 2023, we also acquired Bluebird Express, LLC ("Bluebird Express"), a provider of time-sensitive domestic and international transportation services with key operations centers in Los Angeles (LAX) and New York (JFK), Bluebird Express has over 20 years of experience in providing these services, is a fully accredited cargo agent certified by the International Air Transport Association (IATA) and an indirect air carrier (IAC) authorized and regulated by the Transportation Security Administration (TSA).

Cryoport Products and Services

We continuously expand our products and services across the supply chain with innovative, technology-centric solutions to support the development and distribution of life sciences products and therapies.

Our suite of market leading products and services include, but are not limited to the following:

Cryoport Express® Shippers - Cryoport Express® Shippers range from liquid nitrogen dry vapor shippers (-150℃) to our C3™ Shippers (2-8℃), which are powered by phase-change materials. The Cryoport Express® Shippers are precision-engineered assemblies that are reliable, cost-effective, and reusable or recyclable. Our liquid nitrogen dry vapor Cryoport Express® Shippers utilize an innovative application of ‘dry vapor’ liquid nitrogen technology and, most often, include a SmartPak™ Condition Monitoring System. Cryoport Express® Shippers meet IATA (International Air Transport Association) requirements for transport, including Class 6.2 infectious substances, are also ISTA (International Safe Transit Association) “Transit Tested” certified and carry the CE (“Conformité Européenne”) mark demonstrating conformance with European Union (“EU”) health, safety, and environmental protection standards.

Cryoport ELITE™ Shipper Systems

●	Cryoport ELITE™ -80°C Gene Therapy Shipper - As the first product in a high-performance line of Cryoport ELITE™ Shippers, the company has designed a best-in-class family of -80°C shippers that have superior temperature management properties as well as incorporate next generation protection, handling, and data collection and management systems including our SmartPak™ Condition Monitoring System. The Cryoport ELITE™ shipper line has been developed in conjunction with one of the leaders in the gene therapy space for clinical and commercial gene therapy distribution. The ELITE™ shipper platform was launched during the second quarter of 2023.
●	Cryoport ELITE™ Cryosphere™ Shipper - The second product in the new high-performance line of Cryoport ELITE™ Shippers is the Cryosphere™, which is a gravitationally stabilized shipper to support the cell and gene therapy and other life sciences markets. This shipper is designed to passively stabilize the payload through an internal gravitational sphere, thereby keeping the payload in an upright orientation regardless of the external shipper orientation. This innovative technology further mitigates one of the key risks during storage, handling, and transport, which is maintaining constant cryogenic temperatures. In addition, the Cryosphere™ has advanced shock and vibration absorption properties to further protect its payload and it will be outfitted with Cryoport’s state-of-the-art condition monitoring systems.

Cryoport Consulting Services – Cryoport Consulting Services functions in an expert advisory capacity to offer solutions to address risk factors present in temperature-controlled supply chain and logistics. To develop tailored scalable solutions, our cross-functional team collaborates with our clients to understand supply chain, logistics, time, shipper, and packaging concerns. Cryoport Consulting Services employs a structured approach to managing, executing, and developing risk mitigation plans. Our clients benefit from our quality driven processes and solutions delivered by our high integrity team leveraging industry-standard best practices and years of experience partnering with leading regenerative medicine companies from early clinical through post-commercialization. Service solutions range from comprehensive physical, thermal and shipping qualifications of shipping systems and/or packaging to developing user-friendly custom packaging solutions focused on the challenges unique to our regenerative medicine customers. Through our Packaging Center of Excellence, we serve our clients in biopharma/pharma, animal health, and reproductive medicine markets by providing state-of-the-art customized packaging, testing, qualification capabilities and a host of other services.

Cryoport Bioservices – In June 2022, Cryoport Systems launched its first two Global Supply Chain Centers in Houston, Texas and Morris Plains, New Jersey. These state-of-the-art facilities combine our existing logistics processes and capabilities with our new, cutting edge Bioservices infrastructure – all under one roof, as Cryoport Systems’ Global Supply Chain Center Network. These new Global Supply Chain Centers offer a new and fully integrated approach designed to support cell and gene therapies including comprehensive controlled temperature storage, fulfilment, kit production, secondary packaging, labelling of therapeutic products and GMP raw materials storage along with advanced world class logistics. In April 2022, we acquired Cell&Co BioServices in Clermont-Ferrand, France with additional bioservices operations in Pont-du-Château, France to accelerate the setup of our bioservices capabilities in the EMEA region. Further expansion of the Global Supply Chain Center network is expected to include additional sites in the Americas, EMEA and APAC regions. The addition of these facilities and services are expected to address our clients’ increasing need for comprehensive and integrated solutions offerings and the expected growth in the global biostorage and bioservices markets, which are driven by the acceleration of clinical trials and the commercialization of regenerative medicine therapies on a global basis.

CRYOGENE - provides unparalleled solutions for the provision of pre-clinical temperature-controlled biological materials management services to the life sciences industry. These services include comprehensive specimen storage, processing, collection, and retrieval at our CRYOGENE operations in Houston, Texas, which is a cGMP-compliant operation. CRYOGENE is currently in the process of completing the setup of a biostorage facility in San Antonio, Texas and is evaluating other locations for geographic expansion.

CRYOPDP Temperature-controlled Logistics - CRYOPDP is a specialist providing global and innovative temperature-controlled logistics solutions to the biopharmaceutical/pharmaceuticals industry. CRYOPDP operates with expertise an exhaustive range of temperature-controlled logistics services including temperature-controlled packaging and premium transport solutions from cryogenic (-196°C to -150°C) to controlled ambient (+15°C to +25°C) temperatures.

Cryoport CryoshuttleTM – provides our clients with dedicated local transportation support using Cryoport trained drivers and vehicles. The Cryoshuttle is dedicated to the management of Cryoport owned and managed equipment on behalf of our clients providing a better user experience.

IntegriCellTM Services – in conjunction with our acquisition of Cell Matters in July 2022, Cryoport launched its IntegriCellTM service platform. The IntegriCellTM platform is designed as a fully standardized apheresis cryo-processing platform that is expected to be built out on a global basis. The platform services include apheresis/leukapheresis collection via partners, CryoshuttleTM transportation services, cryo-process optimization, cryo-processing services, and bioservices support to provide a more consistent starting product and increased patient accessibility into the community care setting for regenerative medicine therapies.

Tec4Med – our most recent acquisition in November 2023 is a next generation pharmaceutical supply chain visibility platform. The Tec4Med solutions provide cold-chain packaging temperature and location monitoring, warehouse monitoring as well as bench top monitoring for laboratories and research facilities. The Tec4Med technology is expected to be incorporated into many of Cryoport’s products and services in the coming years.

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

Through our experience, we know that supply chain processes can have a large impact on temperature sensitive product/commodity conditions. This is especially important for high value, and, at times, irreplaceable commodities for which we provide products and services, whether in support of research, clinical trials or commercial distribution. We therefore seek to exceed the most demanding standards in the industry, such as, among others, ISO 13485, ISO 21973, ISO 9001, ISTA, and IATA.

Throughout our company, we have implemented Quality-by-Design processes that allow us to assess internal and in-field events including the impact of packaging and supply chain processes and procedures on the commodity being shipped, and the equipment being used for each individual shipment. With the acquisition of CRYOPDP, Cryoport has increasing control and accountability around distribution which in turn provides better performance and risk management for our clients and their critical therapies. We have been qualified as a temperature-controlled solutions provider for hundreds of life sciences companies, institutions, and governments. During 2023, we have logged over 500,000 shipments to over 130 countries with hundreds of different types of life sciences materials in the last 12 months.

Cryoport Systems’ Cryoportal® Logistics Management System (Cryoportal®) is an important backbone technology that is integrated with our partners, such as FedEx, UPS, DHL, nmdp Biotherapies (formerly known as Be The Match Biotherapies), Lonza, and others. The Cryoportal® Logistics Management System handles order entry, keeps track of our global inventory, and provides algorithms for predictive analysis on every shipment while in transit, globally. Cryoport Systems’ customer service team monitors every in-transit shipment 24/7/365 and, by leveraging the Cryoportal®, they have the unique ability to see issues that arise and take corrective measures up to and including intervention to potentially save a shipment in trouble.

Embedded within the Cryoportal® is our Chain of Compliance®, which is important for regulatory reasons and risk mitigation to our processes. Each of our reusable products, including every Cryoport Express® and ELITE™ shipper and every SmartPak® Condition Monitoring System, has a unique ID attached for its entire life. Thereby, Cryoport personnel can pull any Cryoport shipper out of our fleet and provide customers and/or regulatory agencies with its (and all its components) entire history including every journey it has taken, for whom it was shipped, the contents shipped, the Cryoport shipper’s performance during transit, and the time of its return to a Cryoport Systems’ Global Logistics facility. It also provides technician log information on the validated cleaning process, recertification process of the unit and its components, and recalibration of the SmartPak® Condition Monitoring System as being acceptable for its next use. All this traceability information is securely stored in our Cryoportal® Logistics Management System for our clients to access at any time. We believe that this represents a significant differentiator for Cryoport in the markets it serves.

The acquisition of CRYOPDP in 2020 significantly expanded Cryoport’s global logistics network. CRYOPDP has more than 25 years of experience serving the global life sciences industry as a specialty courier with innovative and dependable temperature-controlled logistics solutions focused on the pharma/biopharma market. Over the last three years, CRYOPDP further expanded organically as well as through further development of locations in India and the acquisitions in Ireland, Belgium, Spain and Australia. Most recently, in November 2023, CRYOPDP acquired Bluebird Express, a provider of time-sensitive domestic and international transportation services with key operations centers in Los Angeles and New York, to further strengthen its U.S. logistics capabilities. CRYOPDP currently has over 30 offices/logistics centers in 16 countries.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The chief operating decision maker is our Chief Executive Officer. The Company and its chief operating decision maker view the Company’s operations and manage its business in one operating segment.

Customers and Distribution

As a result of growing globalization in cell and gene therapy (regenerative medicine), biologics, biopharma, biotechnology, clinical trials, distribution of biopharmaceutical products, animal health and reproductive medicine, the requirement for effective and reliable solutions for keeping clinical samples, pharmaceutical products and other specimens at controlled temperatures requires more sophisticated supply chain solutions in areas such as distribution, complex shipping routes, extended shipping times, potential custom delays, general logistics challenges, biostorage, etc. We believe that our platform of temperature-controlled supply chain solutions, expertise, and geographic footprint enables us to take advantage of the growing demand for effective and efficient global transport and biostorage of temperature sensitive life sciences commodities. This is especially the case for the new therapies being developed in the regenerative medicine market, such as autologous and allogeneic cell therapies and gene therapies, that require tightly controlled temperatures through the development, biostorage, transportation, and delivery processes to maintain efficacy and safety.

During the year ended December 31, 2023, one customer accounted for 10.5% of our total revenues. During the years ended December 31, 2022 and 2021, no single customer accounted for over 10% of our total revenues.

Our geographical revenues, by origin, for the years ended December 31, 2023, 2022 and 2021, were as follows:

	2023	2022	2021
Americas	54.5%	54.0%	54.0%
Europe, the Middle East and Africa (EMEA)	26.1%	28.2%	26.7%
Asia Pacific (APAC)	19.4%	17.8%	19.3%

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

Cell & Gene Therapy Companies - Rapid advancements are underway in the research and development of cell-based therapies, which involve cellular material being infused into a patient. In allogeneic cell therapies, the donor is a different person than the recipient of the cells. Autologous cell therapy is a personalized therapeutic intervention that uses an individual’s cells, which are cultured and expanded outside the body, and reintroduced into the individual. Once cells are manufactured into a cellular therapy, in either case, they must be stored and shipped cryogenically for which our Cryoport Express® and Cryoport ELITE™ Shipper solutions, CRYOPDP logistics solutions, CRYOGENE’s biostorage capabilities, and MVE Biological Solutions’ cryogenic systems are ideally suited.

Contract Research, Development & Manufacturing Companies - Increasingly, as evidenced by our strategic partnership with Lonza, CROs and Contract Development and Manufacturing Organizations (“CDMOs”) are engaging our services exclusively in conjunction with their contract services platform to provide a higher level of service to our mutual client base. We anticipate that these relationships, which are mutually beneficial to both parties as well as our client base, will accelerate and expand to include our entire portfolio of services as cell and gene therapy clinical trials advance and as commercial therapies ramp on a global basis.

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

Fertility Clinics and IVF - Maintaining cryogenic temperatures during shipping and transfer of In Vitro Fertilization (IVF) specimens like eggs, sperm, or embryos is critical for cell integrity to retain viability, stabilize the cells, and ensure reproducible results and successful IVF treatment. We believe that Cryoport Systems solutions for reproductive medicine are very compelling and well received. Additionally, MVE Biological Solutions supplies cryogenic systems to fertility clinics that wish to store and/or ship reproductive materials in their possession.

Animal Health Companies - Our primary focus in the animal health market is supporting protein production. We provide cryogenic storage dewars to bovine breeders for the support of beef and milk production through artificial insemination, on a global basis. We also provide temperature-controlled supply chain services for advanced vaccines, primarily for aviary. MVE Biological Solutions and Cryoport Systems are our primary participants in this market. We also support therapies for companion and recreational animals which include canine and equine, in addition to veterinary laboratories and other animal related reproductive and health areas.

University and Health Center Research Facilities - Research is conducted globally at major universities and health centers and is often done in collaboration with others which requires using Cryoport Express® Shippers, CRYOPDP, and/or CRYOGENE services. Our broad line of products and services provide solutions tailored to these institutions and individual researchers.

Sales and Marketing

We serve clients throughout the life sciences industry and our sales and marketing initiatives are global in nature, focusing on addressing each customer’s “pain points” and anticipated needs through our temperature-controlled supply chain solutions. Our marketing teams design and implement targeted digital campaigns to support our commercial strategy and promote our innovative portfolio of solutions and capabilities. Our marketing initiatives are designed to drive our business development, program management, consulting, other related activities and increase awareness of our advanced temperature-controlled supply chain solutions.

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

Engineering and Development

Our research, development, and engineering efforts are focused on continually investigating new technologies that can improve our services, and the features of our products and solutions in order to address market needs.

Cryoport Data Management Systems

Tec4Med and SkyTrax™ Condition Monitoring Systems - Cryoport’s Tec4Med and SkyTrax™ Condition Monitoring Systems are connected data platforms for the temperature sensitive supply chain. Tec4med provides an integrated suite of hardware and user-friendly software delivering intelligent supply chain data and predictive analytics.  The Tec4med eco-system enables end-to-end supply chain visibility and optimization, unifying a digitization of the supply chain.  The Tec4Cloud FDA 21 CFR Part 11 compliant web platform delivers actionable supply chain data (including multi-channel alerts) and can be white label customized with client branding.   SkyTrax™ is a next generation proprietary-designed Condition Monitoring System, custom-built for the cell and gene industry. In addition to being 4G/LTE compliant, cellular network agnostic, with a full sensor array to track location, temperature, humidity, light, shock, orientation, and geofencing, with Bluetooth and Wi-Fi capabilities. The Cryoport team is currently developing a product roadmap for a unified approach to the suite of condition monitoring solutions.

Cryoportal® 2.0 and UnITy™ - Cryoport Systems’ Cryoportal® 2.0. Logistics Management Platforms was launched during the second quarter of 2023 and is ISO 21973 compliant as a supply chain management platform. In addition to managing all aspects of a given client shipment, it also manages all elements of the Chain of Compliance™ based aspects of the packaging as well including shipper management, requalification, and processing. Cryoportal® 2.0 is complemented by CRYOPDP’s UnITy™ Transportation Management System. UnITy™ provides functionalities in addition to transport management that include warehousing management, quality management, customer experience portal, mobile apps for track and trace during transport and storage as well as integration with transportation agents and business partners. The combination of these two powerful informatics platforms provides Cryoport clients with a comprehensive status of their clinical or commercial distribution activities, while supporting regulatory requirements and further sets Cryoport apart from competition.

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

Patents, Copyrights, Trademarks, and Proprietary Rights

To remain competitive, we develop and maintain protection on the proprietary aspects of our platform of technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights.

We file patent applications to protect innovations arising from our research, development and design. As of December 31, 2023, we owned approximately 65 issued patents and have more than 120 pending patent applications throughout the world. Our patents generally protect certain aspects of our products and related technology. We also own common law and registered trademarks in the U.S. and in certain foreign countries to protect the names of our company, certain products, and key service brands. We own certain copyrights relating to certain aspects of our systems, products and services.

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

In June 2021, we began a materiality assessment to guide our overall sustainability strategy. The intent of the materiality assessment was to understand what ESG topics were important to our key stakeholders, to take into consideration Cryoport’s business strategy development, and to understand Cryoport’s global internal priorities. There were three key activities for this phase of the process: Benchmarking against peer companies, ratings received from Ecovadis, ISS, MSCI, and Sustainalytics, and interviews with key stakeholders.

The information and feedback received from the materiality assessment was aggregated into a customized and weighted materiality matrix. The following Materiality Matrix follows GRI Standards recommendations and plots topics based on their relative priority resulting from the materiality assessment.

Cryoport Materiality Matrix

Prioritization of Topics:
1. GHG Emissions
2. Resource Efficiency
3. Supplier Management
4. Diversity, Quality & Inclusions
5. Data Privacy & Security
6. Employee Health & Safety
7. Product & Service Quality
8. Product Lifecycle Management and Innovation
9. Business Ethics
10. Risk Management
Environmental
Governance
Social
3
2
5
1
4
7
6
8
9
10
Influence on Stakeholders Assessment and Decisions
Cryoport's Significant Economic, Environmental and Social Impacts

Once the Materiality Matrix was developed, several meetings were conducted internally with our ESG committee and our Board of Directors’ Nomination and Governance Committee to evaluate the findings.

In 2022, our initial key focus was on Greenhouse Gas (GHG) Emissions. GHG emissions were the foremost priority identified in our Materiality Matrix and represent a clear global significance for companies, consumers, and other stakeholders. In 2022, Cryoport engaged an ESG advisor to assist in creating a report of our estimated global GHG emissions during 2021.

In 2023, Cryoport again engaged an ESG advisor to assist in creating a report of our estimated global GHG emissions during 2022. The following summarizes that report.

Summary of our 2022 GHG Emissions Report

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

Organizational Boundary

The reporting boundary for the purposes of the report is Cryoport, Inc. and its consolidated subsidiaries, which includes five business units (MVE, Cryoport Systems, CRYOPDP, Cryogene and Cell & Co.) and 56 facility locations across 16 countries (United States, China, Netherlands, Portugal, France, Belgium, United Kingdom, Poland, Germany, Singapore, India, South Korea, Australia, Spain, Ireland, and Japan) in 2022.

Scope

The scope of the report includes our Scope 1 emissions (Direct) and Scope 2 emissions (Indirect emissions from purchased electricity), but generally excludes Scope 3 emissions (Other indirect emissions). However, we did quantify Scope 3 emissions from business travel for one business unit, downstream transportation from one business unit, and waste for two business units because the data was readily available to quantify such emissions. The following sources of emissions were included in the scope of the report for the identified business units:

	Emission Source	Business Units	Source of Information
Scope 1	Stationary Combustion	All	Actual natural gas consumption from utility invoices for majority of locations; spend data or pro rata for approximately three locations
Scope 1	Mobile Sources	All	Actual fuel consumption data from fuel vendor invoices or mileage data
Scope 1	Fugitive Emissions	All	Actual refrigerant recharge amounts
Scope 2	Purchased Electricity (Location-Based)	CRYOPDP	Actual electricity usage from utility invoices for majority of locations; spend data or pro rata for approximately five locations
Scope 2	Purchased Electricity (Market-Based)	All (used location-based data for CRYOPDP)	Actual electricity usage from utility invoices for majority of locations; spend data or pro rata for approximately five locations. EFECs purchased for the CRYOGENE locations.
Scope 3	Employee Business Travel	CRYOPDP	Actual airline mileage for CRYOPDP PT location; travel agency carbon emission estimates
Scope 3	Downstream Product Transport	CRYOPDP	Shipment weights and mileage for CRYOPDP
Scope 3	Waste	MVE, one Cryoport Systems location	Actual facility waste disposal amounts for four locations

Some of the Scope 3 emissions that contribute to our global carbon footprint, but for which we determined that data was not reasonably available for us to quantify in this report include, but are not limited to, transportation and distribution provided by third parties in the performance of our services; use and end-of-life treatment of sold products; and purchased goods and services.

Assumptions

We used various assumptions to quantify GHG emissions in the report. As with any projections or estimates, actual results or numbers may vary based upon factors such as variations in processes and operations, availability and quality of data, and methodologies used for measurement and estimation. Changes to emission estimates may occur if updated data or emission methodologies become available. The following are some primary assumptions or estimates that we made in the 2022 report:

Stationary Combustion – Natural Gas. Natural gas usage for heating was estimated for several company locations based on spend data and regional utility rates.

Mobile Sources – Vehicle Fuel Consumption. For fleet vehicles where actual fuel usage was not available, vehicle fuel consumption was estimated based on the miles driven and average fuel economy of the vehicle type.

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

Results

Our 2021 and 2022 Total Emissions, as calculated in the 2021 and 2022 reports, are as follows:

	Emission Source	2021 Total Emissions (MT CO2-e)	2022 Total Emissions (MT CO2-e)
Scope 1	Stationary Combustion	447	405
Scope 1	Mobile Sources	2,016	717[1]
Scope 1	Refrigerants	150	230
Scope 2	Purchased Electricity (Location-Based)	6,988	4,879[2]
Total Scope 1 and 2 (location-based)		9,602 MT CO2-e	6,231 MT CO2-e
Scope 3	Waste	110	224
Scope 3	Employee Business Travel	32	217
Scope 3	Downstream Product Transport	--	9,581
Total Scope 1, 2 (location-based), and 3		9,744 MT CO2-e	16,253 MT CO2-e

[1] The reduction of Total Emissions from Mobile Sources is primarily due to a change in emission factors used to determine CRYOPDP mobile sources in 2022 compared to 2021.

[2] The reduction of Total Emissions from Purchased Electricity (Location-Based) is primarily a result of the emission factor used for our electricity purchased in China in 2022 being significantly lower than it was in 2021.

The following charts show the percent of total emissions in 2021 and 2022 that was contributed by each type of emission quantified in the 2021 and 2022 reports:

Carbon Footprint Intensities

The following table shows our 2021 and 2022 carbon footprint intensities in relation to square feet of our facilities, revenue, and employees as calculated in our 2021 and 2022 reports.

02`
	2021	2022
Total Scope 1 + 2 (location-based) Emissions	9,602 MT CO2-e	6,231 MT CO2-e

Intensity by Square Footage
Total Facility Square Footage	555,732 ft2	628,629 ft2
Emissions per Square Foot	0.01728 MT CO2-e / ft2	0.009912 MT CO2-e / ft2
Intensity by Employee
Number of Employees	795	1,024
Emissions per Employee	12.08 MT CO2-e / employee	6.08 MT CO2-e / employee
Intensity by Revenue
Total Revenue	$223 million	$237.28 million
Emissions per $ million Revenue	43.13 MT CO2-e / $ million	26.26 MT CO2-e / $ million

Next Steps

Cryoport plans to continue to calculate an annual carbon footprint. Conducting an annual carbon footprint not only allows Cryoport to track changes (i.e., increases or reductions in emissions, fuel usage, or energy usage by facility) and refine our processes and procedures used to estimate our carbon footprint, but will also be helpful in ultimately setting emission reduction targets.

We are also considering focusing on other topics within our materiality matrix (e.g., resource efficiency) to further the company’s ESG journey.

Supporting Our People (December 31, 2023)

●	Total Headcount: 1,170 (Full-Time 1,019, Part-Time 11, Contingent 140)
●	Languages Spoken: 20
●	Countries: 17
●	Average Years of Service: 5.33 Years

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

Human Resources (“HR”) departments in each Cryoport business unit manage HR priorities, including team member career development, engagement, and health and wellness. Our Corporate HR department promotes consistency of policies across operating companies and manages executive development and team member benefits.

Cryoport understands that some of the industries in which we operate, including manufacturing, are typically male dominated. As of December 2023, women represented a total of approximately 33% of all employees, 29% of all managers, 36% of all directors, and 20% of all senior leadership positions (Vice President and above).  Cryoport understands that there is work to be done to create a more equitable and representative senior leadership team and continue to push gender diversity throughout its operations.

We are committed to offering competitive compensation that accounts for geography, industry, experience, and performance. Our compensation programs and practices are designed to attract new employees, motivate, and reward performance, drive growth and support retention. Compensation at Cryoport includes base wages and generally includes incentive opportunities such as restricted stock units, equity stock options, and/or cash bonuses.

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

To understand and improve our safety performance, we evaluate our operational performance across a variety of indicators—including lost-time-injury rate (LTIR)—on a daily basis. In 2023, our LTIR was 1.79, compared to 1.23 in 2022. In addition to looking at lagging indicators of safety performance, we frequently evaluate the effectiveness of new metrics, including leading indicators, as we strive to improve our safety performance. Cryoport’s operating companies are responsible for implementing policies and procedures aligned with international standards that account for their business and the associated health and safety risks.

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

We pride ourselves on our exceptional operational quality. In 2023, we estimate that our temperature-controlled supply chain solutions focused on cell and gene therapies had a 99.95% delivery success rate and due to this performance we estimate that 19,665 additional patients were able to receive therapies over the past 24 months. In 2023, we estimate that our CryoStork® solution had a 99.99% delivery success rate and due to this performance we estimate that 1,952 intended parents are potentially able to have successful cycles resulting in the birth of a child on an annual basis because of our CryoStork® solution.

While rare, recalls of product may become necessary. The primary responsibility for recall management lies with our Vice President of Quality Assurance and Regulatory Affairs for manufacturing. The executive staff is involved in decision and implementation processes depending upon the specifics of any recall required. Customer service personnel, sales staff and other resources would then be utilized in reaching all distributors and direct end users. Results of recalls are evaluated daily until the recall is closed. There were no product recalls during 2023.

Product Lifecycle Management

Cryoport creates unique products with long-term use in mind. Cryoport products are primarily constructed of recyclable aluminum or stainless steel, and we approach the extension of product lifecycles through the following four areas:

●	Longevity
●	Reparability
●	Reusability
●	Recyclability

We strive for a product base with long use phases to minimize impact associated with production of new product. At our MVE Biological Solutions production facility, in 2023, we manufactured cryogenic freezer units that we estimate utilize approximately 1/1865 of the energy used by conventional mechanical freezers used for similar applications. For example, our freezer production displaced annual electricity consumption by 183,225,534 kWh from what would otherwise be consumed from alternative products. This amount of electricity could power 16,132 homes annually. This reduction in energy consumption from our freezer lines alone equates to 151,610,701 pounds of GHG emissions avoided or the emissions equivalent to 15,303 passenger vehicles driven for one year.

Cryoport regularly reviews opportunities to eliminate the use of materials considered hazardous and related managed waste streams on a regular cadence. Cryoport does not utilize any substances of concern in our products; We do currently utilize minimal quantities of hazardous materials that are not listed substances of concern in our operations, primarily in the form of isopropanol, epoxies, butyl cellosolve, lacquer thinner, paint, hyamine and isopropyl alcohol. These materials and the insignificant quantities of hazardous wastes generated in our production facilities are managed in compliance with all state and federal regulations. Any hazardous waste that is generated is tracked and managed with an overall goal of eliminating hazardous materials where possible.  Cryoport strives to have a conflict-free supply chain and is committed to working with its suppliers to increase transparency regarding the origin of minerals contained in its products, including minerals identified as conflict minerals (tin, tungsten, tantalum, and gold), and has adopted a Conflict Minerals Policy, which is  available on our website at www.cryoportinc.com on the “Investor Relations: Governance” page under the heading “Governance Documents.”

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

Code of Ethics

Our Code of Ethical Business Conduct (the “Code of Ethics”) applies to our directors and all employees, including our Chief Executive Officer and Chief Financial Officer and is available on our website at www.cryoportinc.com on the “Investor Relations: Governance” page under the heading “Governance Documents.”

The Code of Ethics serves as the foundation of our corporate integrity and compliance program. Our officers, directors, and managers are responsible for promoting the principles within the Code of Ethics and fostering a culture of ethical conduct. We regularly review and update the Code of Ethics to ensure it remains relevant and available to our global employees. The Code of Ethics covers a breadth of topics, including conflicts of interest, equal employment opportunity and anti-harassment, environmental compliance and sustainability, insider trading rules, and how to report violations of Company policies. Our commitment to doing the right thing depends on our employees’ being comfortable in reporting any suspected violations of law or unethical conduct, and our leaders’ abilities to address suspected violations promptly, with respect. Our global policy against retaliation encourages employees to come forward to report concerns in good faith. When a matter is reported to a manager or our HR department, the concern is reviewed to determine whether it should be escalated to the legal department. The legal department also has criteria for further escalation, if necessary, to legal department management.  Every new hire is introduced to the Code of Ethics through training and orientation.

We develop and update these policies when we identify a need for employee clarification, the emergence of new laws or regulations, or other external factors. We routinely update the language in our policies, and how we present information, to ensure our employees understand the risks they face in their jobs, and steps they can take to mitigate those risks and report potential problems.

Our commitment to human rights is an important part of the Code of Ethics. We are committed to protecting and advancing human rights in our operations around the world. We pay fair wages and comply with wage laws in all the countries where we operate. We prohibit the use of child, compulsory, or forced labor, and we share the zero-tolerance policies adopted by the United States and other governments against slavery and human trafficking. We prohibit the trafficking of persons for any purpose and trafficking-related activities, and we expect the same from our suppliers and vendors.

Cryoport Societal and Environmental Impact Statements

Examples of some of our positive societal and environmental impacts for 2022 and 2023 include the following:

Pathway	Impacts	2022 Outcomes	2023 Outcomes
Cryoport Systems / CRYOPDP	Access for Patients	13,718 additional patients were able to receive therapies over past 24 months	19,758 additional patients were able to receive therapies over past 24 months
CryoStork®	Patient Success & Satisfaction	1,641 Intended Parents able to have successful cycles resulting in the birth of a child	1,952 Intended Parents able to have successful cycles resulting in the birth of a child
MVE Biological Solutions	Energy Saved	166,225,209 kWh annual energy reduction, equating to 136,733,034 pounds of GHG emissions avoided	183,225,534 kWh annual energy reduction, equating to 51,610,701 pounds of GHG emissions avoided
CryoGene	Energy Saved	1,398,686 pounds of GHG emissions avoided due to renewable energy generation	1,869,763 pounds of GHG emissions avoided due to renewable energy generation

Our positive impacts for 2022 and 2023 were based on the following:

Access to Patients. Our calculation of the number of additional patients that were able to receive therapies was based our success rate for shipments, which is higher than the average success rate in the cold chain markets of 80%, pursuant to Rodrigue, J-P (2020), The Geography of Transport Systems, Fifth Edition, New York: Routledge.

Patient Success & Satisfaction. Our calculation of the number of intended parents able to have successful cycles resulting the birth of a child is based on the weighted average chance of a live singleton birth per intended egg retrieval across women of all ages of 27.23% as reported in the 2020 Society for Assisted Reproductive Technology (SART) Clinic Summary Report (CSR).

Energy Saved – MVE Biological Solutions. Our calculation of energy reduction is based on the reduced energy consumption from MVE freezer use compared to the average energy consumed by operation of mechanical freezers, which we assumed to be 31.7 kWh/day based on product specifications from a mechanical freezer manufacturer.

Energy Saved – CRYOGENE. CRYOGENE consumed 1,835,88 kWh of energy from renewable resources in 2022. Our calculation of GHG emissions avoided is based on the output mission rates for GHG emissions from the EPA eGRID data (2021) for the Electric Reliability Council of Texas (ERCOT).

Employees

We refer to our employees as our “team.” They are critical to our success, and we are in constant communication and training. We believe that we have assembled a strong management and leadership team with the experience and expertise needed to execute our business strategy. As of December 31, 2023, we had 1,170 employees: 1,019 full-time, 11 part-time, and 140 temporary, of which 527 are located in the Americas, 324 in EMEA and 319 in APAC. This increase of over 146 employees compared to December 31, 2022 is, primarily as a result of the further build out of our global organization, both organically and through acquisitions, to support our expanded solutions offering and the expected growth in the markets we serve. We anticipate hiring additional personnel as required to support our global growth strategy.

Corporate History and Structure

We are a Nevada corporation originally incorporated under the name G.T.5-Limited (“GT5”) on May 25, 1990. In connection with a Share Exchange Agreement in March 2005, we changed our name to Cryoport, Inc. and acquired all of the issued and outstanding shares of common stock of Cryoport Systems, Inc., a California corporation. Cryoport Systems, Inc., which was originally formed in 1999 as a California limited liability company, was reorganized into a California corporation on December 11, 2000 and converted into Cryoport Systems, LLC, a California limited liability company, on September 17, 2020, and remains one of our operating companies under Cryoport, Inc. Our principal executive offices are located at 112 Westwood Place, Suite 350, Brentwood, TN 37027. The telephone number of our principal executive office is (949) 470-2300, and our main corporate website is www.cryoportinc.com. The information on or that can be accessed through our website is not part of this Form 10-K.

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

Robert S. Stefanovich. Mr. Stefanovich became Chief Financial Officer and Treasurer for the Company in June 2011. In 2019, he was also given the title Senior Vice President. From 2011 to 2019, Mr. Stefanovich served as the Secretary of the Company. From June 15, 2012 to November 4, 2012, Mr. Stefanovich served as the Principal Executive Officer of the Company. From November 2007 through March 2011, Mr. Stefanovich served as Chief Financial Officer of Novalar Pharmaceuticals, Inc., a venture-backed specialty pharmaceutical company. Prior to that, he held several senior leadership positions, including interim Chief Financial Officer of Xcorporeal, Inc., a publicly traded medical device company, Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company, Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also served as a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, California and Frankfurt, Germany. He received his Master of Business Administration and Engineering from University of Darmstadt, Germany.

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

Available Information

Our main corporate website address is www.cryoportinc.com. The information on or that can be accessed through our website is not part of this Form 10-K. We electronically file with the SEC our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to the reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates, exchange controls and currency restrictions;
●	changes in a specific country’s or region’s political, social or economic conditions;
●	political, economic and social instability, including acts of war;
●	outbreak of disease or illness in any of the countries in which we sell our products or in which we or our suppliers operate;
●	tariffs, other trade protection measures, and import or export licensing requirements;
●	potentially negative consequences from changes in U.S. and international tax laws;
●	difficulty in staffing and managing geographically widespread operations;
●	changes in customer spending due to the increased economic uncertainties and the disruption in the capital markets;
●	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
●	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
●	restrictions on our ability to repatriate dividends from our foreign subsidiaries;
●	difficulty in collecting international accounts receivable;
●	difficulty in enforcement of contractual obligations under non-U.S. law;
●	transportation delays or interruptions; and
●	changes in regulatory requirements including as it relates to protection of our intellectual property.

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

If we fail to procure sufficient components used in our products from our third-party manufacturers, we may be unable to deliver our solutions to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently acquire various component parts for our solutions from various independent manufacturers, some of which are sole sourced. We would likely experience significant delays or cessation in producing some of these components if a labor strike, natural disaster, public health crisis, act of war or other supply disruption were to occur. If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in significant increase in costs. To date, we have not experienced any material delay that has adversely impacted our operations, but this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability. Continued delay in our ability to produce and deliver our products and services could also cause our customers to purchase alternative products and services from our competitors and/or harm our reputation.

Our products and services may contain errors or defects, which could result in damage to our reputation, lost revenues, diverted development resources and increased service costs, litigation and product recalls.  These risks may be heightened when our products or services are used in connection with human reproductive medicine.

Our products and services must meet stringent requirements and we must develop our products and services solutions quickly to keep pace with the rapidly changing market. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new equipment or versions of our software are released. If our products and services are not free from errors or defects, we may incur an injury to our reputation, lost revenues, diverted development resources, increased customer service and support costs, product recalls and litigation. The costs incurred in correcting any product errors or defects may be substantial and could adversely affect our business, results of operations and financial condition.

Due to the low temperatures at which some of our products are used and the fact that some of our products are relied upon by our customers or end users in their facilities or operations or are manufactured for relatively broad medical, transportation, or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property or sample damage, or economic loss. The amount of damages for which we are potentially held liable for may be higher when our products or services are used in connection with human reproductive medicine than when they are used for other purposes. For example, in some states, damage to an embryo may be deemed wrongful death for which punitive or other damages may be awarded, which would not otherwise be available. In addition, we specialize in the secure storage of biological specimens, materials and samples covering the full range of temperatures from cryogenic through controlled room temperature. Any damage to these specimens, materials and samples may be attributed to a failure of our storage systems or services, which could lead to claims for damages made by customers and could also harm our relationship with customers and damage our reputation in the life sciences industry, resulting in material harm to our business.

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

Additionally, for some of our products we offer a limited warranty for product returns which are due to defects in quality and workmanship. We estimate our potential liability for future product returns and establish reserves on our financial statements in amounts that we believe will be sufficient to address our warranty obligations; however, our actual liability for product returns may significantly exceed the amount of our reserves. If we underestimate our potential liability for future product returns, or if unanticipated events result in returns that exceed our historical experience, our financial condition and operating results could be materially and adversely affected.

Our business operations, financial performance and results of operations have been adversely affected and could in the future be materially adversely affected by the pandemics, epidemics or other public health crises, such as COVID-19.

The occurrence of pandemics, epidemics or other public health crises could materially affect our business, financial condition, results of operations and cash flows, including due to negative impacts to the global economy, disruptions to global supply chains and workforce participation, and volatility and disruption of financial markets.  For example, since COVID-19’s initial outbreak, governments and businesses took unprecedented measures in response, including restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. Such response significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact our business operations, financial performance and results of operations. During the course of the pandemic, certain of our facilities have experienced disruptions, such as our MVE Biological Solutions manufacturing facility in Chengdu, China that was temporarily impacted by COVID-19 lockdowns in China during the third quarter of 2022, and similar disruptions could occur in the future.

The extent to which COVID-19 or other public health crises may impact our business operations, financial performance and results of operations remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the public health crisis, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, and the imposition of protective public safety measures. Additional future impacts on us may include material adverse effects on our manufacturing, supply chain and distribution channels, our ability to execute our strategic plans, and our profitability. The potential effects of public health crises may also impact and potentially heighten many of our other risk factors discussed in this “Risk Factors” section.

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

Additionally, our factories and facilities may be subject to catastrophic loss due to fire, flood, terrorism, increasing severity or frequency of extreme weather events, or other natural or man-made disasters, as well as disruptions due to a widespread outbreak of an illness or any other public health crisis, such as the COVID-19 pandemic. In particular, certain components of our key products are manufactured in China, which may be more likely than other locations to have disruptions caused by the response to a public health crisis, such as COVID-19. For example, our MVE Biological Solutions manufacturing facility in Chengdu, China was temporarily impacted by COVID-19 lockdowns in China during the third quarter of 2022, and similar disruptions could occur in the future.

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

Further impairment of our goodwill or intangible assets could have a material non-cash adverse impact on our results of operations.

We assess goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In addition, intangible assets and their related useful lives are reviewed at least annually to determine whether there are any adverse conditions that would indicate the carrying value of these assets may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. If in future periods we determine that our goodwill or intangible assets are further impaired, we will recognize a non-cash impairment charge with respect to these assets, which would adversely affect our results of operations.

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

Although we take the security of our network systems and information seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information due to the evolving nature and intensity of cyberattacks and threats to data security, in light of new and sophisticated tools and methods used by criminals and cyberterrorists to penetrate and compromise systems, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, which make it increasingly challenging to anticipate, harder to detect, and more difficult to adequately mitigate these risks. While we have cyber security insurance, we may incur significant costs in the event of a successful cyber incident against us or in responding to and recovering from a cyber incident that are not covered by, or exceed the limits of, such insurance. Additionally, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats.

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

As of December 31, 2023, we had an accumulated deficit of $642.4 million. In order to achieve and sustain revenue growth in the future, we must expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

We have a substantial amount of indebtedness. As of December 31, 2023, we had approximately $468.7 million of indebtedness and other liabilities, including trade payables, on a consolidated basis. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Each holder of our Series C Preferred Stock (collectively, the “Series C Preferred Stockholders”) has the right, at its option, to convert its Series C Preferred Stock, in whole or in part, into common stock at a conversion price equal to $38.6152 per share subject to certain customary adjustments. Subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Class C Preferred Stock to common stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Class C Preferred Stockholders of the election to convert, the closing price of our Common Stock is at least 150% of the conversion price. On February 5, 2021, the Company received a waiver and conversion notice from Blackstone Freeze Parent L.P. and Blackstone Tactical Opportunities Fund – FD L.P. and converted an aggregate of 50,000 shares of the Series C Preferred Stock, resulting in the issuance of an aggregate of 1,312,860 shares of common stock.

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

As of February 23, 2024, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 33,447,953 shares of common stock assuming their conversion of all outstanding Series C Preferred Stock and their exercise of all outstanding options held by them that are exercisable within 60 days of February 23, 2024, which represented approximately 62.7% % of our outstanding common stock. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

Future sales of shares of our common stock may depress the price of our shares and be dilutive to our existing stockholders.

Future issuances of shares of our common stock or the availability of shares for resale in the open market may decrease the market price per share of our common stock. As of February 23, 2024, there were 48,977,476 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

As of December 31, 2023, we could also issue up to an additional 8,301,449 shares of our common stock upon exercise of outstanding options and vesting of restricted stock units and 873,468 shares of our common stock reserved for future issuance under our stock incentive plans. In addition, we reserved 599,954 shares of our common stock issuable upon conversion of the 2025 Convertible Senior Notes, 3,156,483 shares of our common stock issuable upon conversion of the 2026 Convertible Senior Notes, and 5,894,535 shares of our common stock issuable upon conversion of our Series C Convertible Preferred Stock. The exercise of any options or vesting of restricted stock units, as well as the issuance of our common stock upon conversion of the Convertible Senior Notes, the Series C Convertible Preferred Stock, or in connection with acquisitions and other issuances of our common stock, could have an adverse effect on the market price of the shares of our common stock and dilute our existing stockholders.

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

Our Articles of Incorporation allows our board of directors to issue up to 2,500,000 shares of “blank check” preferred stock, without action by our stockholders. We have designated 800,000 shares as Class A Preferred Stock, 585,000 shares as Class B Preferred Stock and 250,000 shares of Series C Preferred Stock, of which 200,000 shares of Series C Preferred Stock are issued and outstanding at February 23, 2024. See “—Risks Related to Our Preferred Stock” for additional information regarding our outstanding Series C Preferred Stock. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock and Preferred Stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and preferred stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock. In addition, the issuance of such shares of blank check preferred stock could have the effect of discouraging, delaying or preventing a change of control of our Company.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We identify and assess material risks from cybersecurity threats to our information systems and the information residing in our information systems by monitoring and evaluating our threat environment on an ongoing basis using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, and conducting risk assessments.

We manage material risks from cybersecurity threats to our information systems and the information residing in our information systems through various processes and procedures, including, depending on the environment, risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, and employee training.  We engage third-party service providers to provide some of the resources used in our information systems and some third-party service providers have access to information residing in our information systems.  With respect to such third parties, we seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature and extent of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our processes may include conducting due diligence on the cybersecurity practices of such provider and contractually imposing cybersecurity related obligations on the provider.

We also engage third parties to assist with cybersecurity risk assessments, incident detection and response, vulnerability management, systems monitoring, and employee training.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect Cryoport, including our business strategy, results of operations, or financial condition.  Refer to “Part I, Item 1A—Risk Factors—Risks Related to Our Technology and Intellectual Property—Cyberattacks, data incidents and breaches in the security of our information systems and networks and of the electronic and confidential information in our possession could materially adversely impact our business, financial condition and results of operations, in addition to our reputation and relationships with our employees, customers, suppliers and business partners” in this Form 10-K for additional discussion about cybersecurity-related risks.

Governance

Our Board of Directors holds oversight responsibility over Cryoport’s risk management and strategy, including material risks related to cybersecurity threats. This oversight is executed directly by our board of directors and through its committees. Our audit committee oversees the management of Cryoport’s major financial risk exposures, the steps management has taken to monitor and control such exposures, and the process by which risk assessment and management is undertaken and handled, which would include cybersecurity risks, in accordance with its charter. The audit committee holds quarterly meetings and receives periodic reports from management regarding risk management, including major financial risk exposures from cybersecurity threats or incidents.

Within management, the Chief Information Officer or Information Technology Director, as applicable, of our business units are primarily responsible for assessing and managing our material risks from cybersecurity threats on a day-to-day basis and keep the senior executive officers informed on a regular basis of the identification, assessment, and management of cybersecurity risks and of any cybersecurity incidents.  Such management personnel have prior experience and training in managing information systems and cybersecurity matters and participate in ongoing training programs.

In the first quarter of 2024, we created two new corporate roles, the Chief Digital and Technology Officer and the Chief Information Security Officer. The Chief Information Security Officer will report directly to the Chief Digital and Technology Officer and be primarily responsible for assessing and managing our material risks from cybersecurity threats within management.

ITEM 2. Properties

Our principal executive office is located in Brentwood, Tennessee. We lease or own various corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities at over 50 sites across the Americas, EMEA and APAC regions.

The following table summarizes our principal facilities and other materially important physical properties as of December 31, 2023:

Location	Ownership	Use
Brentwood, Tennessee	Leased	Principle Executive Office
Irvine, California	Leased	Administrative, Global Supply Chain Center, and Research and Development Center
Morris Plains, New Jersey	Leased	Global Supply Chain Center, Administrative, and Logistics Center
Houston, Texas	Leased	Administrative, Global Supply Chain Center and Biostorage Center
Hoofddorp, the Netherlands	Leased	Global Supply Chain Center
Ball Ground, Georgia	Leased	Administrative, Manufacturing, and Research and Development Center
New Prague, Minnesota	Owned	Manufacturing
Chengdu, China	Owned	Administrative and Manufacturing
Clermont-Ferrand, France	Owned	Administrative and Global Supply Chain Center
Lisbon, Portugal	Leased	Administrative
Tremblay en France, France	Leased	Administrative and Global Logistics Center

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 23, 2024, there were 48,977,476 shares of common stock outstanding and 158 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Market Information

The Company’s common stock is currently listed on the NASDAQ Capital Market and is traded under the symbol “CYRX.”

Stock Performance Graph (1)

The graph below compares Cryoport’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000 Index and S&P 1500 Life Sciences Tools & Services Industry Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2018 to December 31, 2023 and assumes that, as to such indices, dividends were reinvested. We have never paid cash dividends on our common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cryoport, Inc., the Russell 3000 Index and the S&P 1500 Life Sciences Tools & Services Industry Index

*$100 invested on 12/31/18 in Cryoport common stock or applicable index. Fiscal year ending December 31.

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

None.

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

For further discussion and analysis regarding our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to “Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023.

General Overview

Cryoport is a leading global provider of innovative products and services supporting the life sciences in the biopharma/pharma, animal health, and reproductive medicine markets. Our mission is to enable the future of medicine for a new era of life sciences. With over 50 strategic locations covering the Americas, EMEA (Europe, the Middle East and Africa) and APAC (Asia Pacific), Cryoport's global platform provides mission-critical bio-logistics, bio-storage, bio-processing, and cryogenic systems to over 3,000 customers worldwide. Our platform of solutions and services, together with our global team of over 1,100 dedicated colleagues, delivers a unique combination of innovative supply chain technologies and services through our industry-leading brands, including Cryoport Systems, MVE Biological Solutions, CRYOPDP, and CRYOGENE.

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

The New Prague fire resulted in a loss of inventory, fixed assets, and other contents at the site. We have adequate property damage and business interruption insurance under which we filed a claim with the insurance carrier. As of December 31, 2023, the Company received a total of $15.1 million in insurance proceeds, of which the final payment of $2.2 million was received in the first quarter of 2023.

For the years ended December 31, 2023 and 2022, the Company recognized a gain of $2.6 million and $4.8 million, respectively, related to business interruption insurance under which we filed a claim with the insurance carrier.  Proceeds from insurance settlements, except for those directly related to investing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

Impact of Inflation

Inflation generally impacts us by increasing our costs of labor, material, transportation and pricing from third party manufacturers. While the rates of inflation have not had a material impact on our financial statements in the past, we have seen some impact on gross margins in 2023 and 2022. Based on the current economic outlook, inflationary pressures could affect our financial performance in the future if cost increases cannot be offset by net realized annual price increases and productivity gains.

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

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies and estimates to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows: Revenue Recognition, Business Combinations, Intangible Assets and Goodwill, Convertible Senior Notes, Stock-based Compensation, and Income Taxes. See Note 2: “Summary of Significant Accounting Policies” of our accompanying consolidated financial statements for a description of our critical accounting policies and estimates.

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

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time since the Company has satisfied its performance obligations related to the successful delivery.  In instances where the customer has elected to use their own freight, revenue is recognized upon delivery of the shipper to the customer.

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

Intangible Assets and Goodwill

Intangible assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method, which is the best estimate of the value we are receiving over the useful life of the intangible asset and another systematic method was not deemed more appropriate. The amortization expense is recorded within selling, general and administrative expense in the consolidated statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2023. The Company has performed a quantitative impairment assessment in the fourth quarter of 2023 and concluded that there has been no impairment of our intangible assets for the periods presented.

Goodwill

We test goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. As a result of our 2023 quantitative assessment, we concluded that goodwill related to the MVE reporting unit is impaired as of December 31, 2023, and recorded an impairment charge of $49.6 million in the consolidated statement of operations for the year ended December 31, 2023 (see Note 8).

Convertible Senior Notes

The Convertible Senior Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Convertible Senior Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the Convertible Senior Notes were recorded as a single liability on the consolidated balance sheets.

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

Results of Operations

Results of Operations for Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table summarizes certain information derived from our consolidated statements of operations (in thousands):

	Year Ended
	December 31,
	2023	2022	$ Change	% Change

	($ in 000’s)
Service revenues	$144,087	$133,879	$10,208	7.6%
Product revenues	89,168	103,398	(14,230)	(13.8)%
Total revenues	233,255	237,277	(4,022)	(1.7)%

Cost of service revenues	(81,820)	(75,187)	(6,633)	8.8%
Cost of product revenues	(52,103)	(58,217)	6,114	(10.5)%
Total cost of revenues	(133,923)	(133,404)	(519)	0.4%
Gross margin	99,332	103,873	(4,541)	(4.4)%

Selling, general and administrative	(146,880)	(120,055)	(26,825)	22.3%
Engineering and development	(18,040)	(15,722)	(2,318)	14.7%
Goodwill impairment	(49,569)	—	(49,569)
Investment income	10,577	8,474	2,103	24.8%
Interest expense	(5,503)	(6,142)	639	(10.4)%
Gain on extinguishment of debt, net	5,679	—	5,679	100.0%
Other income (expense), net	5,056	(5,522)	10,578	(191.6)%
Benefit from (provision for) income taxes	(239)	(2,239)	2,000	(89.3)%
Net loss	$(99,587)	$(37,333)	$(62,254)	166.7%
Paid-in-kind dividend on Series C convertible preferred stock	(8,000)	(8,000)	—	0.0%
Net loss attributable to common stockholders	$(107,587)	$(45,333)	$(62,254)	137.3%

Total revenues by market

	Year Ended December 31,
	2023	2022	$ Change	% Change

	($ in 000’s)
Pharma/Biopharmaceutical	$192,583	$193,879	$(1,296)	(0.7)%
Animal Health	30,379	33,465	(3,086)	(9.2)%
Human Reproductive Medicine	10,293	9,933	360	3.6%
Total revenues	$233,255	$237,277	$(4,022)	(1.7)%

Revenues. Revenues decreased $4.0 million, or 1.7%, to $233.3 million for the year ended December 31, 2023, as compared to $237.3 million for the year ended December 31, 2022.

Revenues by type

Service revenues increased by $10.2 million, or 7.6%, from $133.9 million to $144.1 million for the year ended December 31, 2023, as compared to the same period in 2022. Services revenue was driven by year-over-year growth in BioStorage/BioServices and Commercial Cell & Gene therapy revenue of 44.7% and 32.5%, respectively, demonstrating strong demand for our services offerings. We also continued to gain clinical trial market share with Cryoport supporting a total of 675 clinical trials globally at year end 2023, of which 82 of these clinical trials were in phase 3, representing an overall increase of 21 clinical trials from 654 clinical trials at year end 2022. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Product revenues decreased by $14.2 million, or 13.8%, from $103.4 million to $89.2 million for the year ended December 31, 2023, as compared to the same period in 2022. This was primarily a result of decreased demand for cryogenic freezer systems that commenced during the second quarter of 2023, particularly in China. This decrease was partially offset by the recovery from the fire at our manufacturing facility in New Prague, Minnesota that negatively impacted the first quarter of 2022 by $9.4 million. Product revenues consist primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Revenues by market

Revenues from the biopharma/pharma market decreased by $1.3 million, or 0.7%, from $193.9 million to $192.6 million for the year ended December 31, 2023, as compared to the same period in 2022. Revenue was impacted by decreased demand for cryogenic systems, particularly in China, where product revenues through direct and indirect channels decreased by $7.2 million, or 51%, clinical trial start delays; and slower than expected ramps of products from certain clients. This was partially offset by the support of commercially launched therapies and an increase in our BioStorage/BioServices revenue. As of December 31, 2023, we support 675 global clinical trials, of which 519 trials are in the Americas, 112 are in EMEA and 44 are in APAC, compared to 654 clinical trials supported as of December 31, 2022 (502 trials are in the Americas, 110 in EMEA and 42 are in APAC). As of December 31, 2023, we supported 82 Phase 3 clinical trials, of which 58 are in the Americas, 22 are in EMEA, and 2 are in APAC. This compares to 79 Phase 3 clinical trials (55 in the Americas, 22 in EMEA and 2 in APAC) supported as of December 31, 2022. The activity in the clinical trial space, particularly in the Cell and Gene Therapy market is expected to drive future revenue growth as these clinical trials advance and the resulting therapies are commercialized on a global basis.

Our revenues from the animal health market decreased by $3.1 million, or 9.2%, from $33.5 million to $30.4 million for the year ended December 31, 2023, as compared to the same period in 2022. This decrease was result of lower than expected demand for cryogenic systems from breeders.

Revenues in the reproductive medicine market increased by $0.4 million, or 3.6%, from $9.9 million to $10.3 million for the year ended December 31, 2023, as compared to the same period in 2022. This increase was driven by demand for our cryogenic  logistics solution and partially offset by a decrease in product revenue as a result of lower demand for cryogenic systems.

Gross margin and cost of revenues. Gross margin for the year ended December 31, 2023 was 42.6% of total revenues, as compared to 43.8% of total revenues for the year ended December 31, 2022. Cost of total revenues increased $0.5 million to $133.9 million for the year ended December 31, 2023, as compared to $133.4 million in the same period in 2022.

Gross margin for our service revenues was 43.2% of service revenues, as compared to 43.8% of service revenues for the year ended December 31, 2022. Our cost of revenues is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our product revenues was 41.6% of product revenues, as compared to 43.7% of product revenues for the year ended December 31, 2022. The decrease was driven by unfavorable manufacturing variances during the first quarter of 2023, primarily as a result of inflationary pressures related to certain manufacturing costs and the buildup of safety stock during the second half of 2022, partially offset by favorable product mix.  Product revenues, related cost of revenues and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of product revenues was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of product revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the year ended December 31, 2023, SG&A expenses increased by $26.8 million, or 22.3% as compared to the same period in 2022. This increase is driven by the further build out of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions and buildout of new competencies, such as IntegriCellTM platform, a standardized integrated apheresis cryopreservation and distribution solution for cell therapies for which Cryoport is currently building out two centers of excellence located in the Houston, Texas, U.S. and Liège, Belgium which are expected to be fully operational and ready for validation during the first quarter of 2024. Wages and associated employee costs increased $14.2 million from $52.8 million in 2022 to $67.3 million in 2023. Integration and acquisition costs increased $4.8 million, primarily as a result of exploring a strategic business opportunity and acquisitions, stock compensation expense increased $2.4 million, depreciation and amortization increased $2.4 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions and the launch of Cryoportal® 2 Logistics Management Platform in May 2023 and facility and other overhead allocations increased $2.1 million, primarily driven by our facility expansions in Houston, Texas and Morris Plains, New Jersey.

Engineering and development expenses. Engineering and development expenses increased by $2.3 million, or 14.7%, for the year ended December 31, 2023, as compared to the same period in 2022. The increase was primarily due to an increase of $1.6 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express®, Cryoport ELITE™ Solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleet. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Goodwill Impairment.  Goodwill impairment was $49.6 million for the year ended December 31, 2023, as a result of our 2023 quantitative impairment assessment.

Investment Income. Investment income increased by $2.1 million, for the year ended December 31, 2023, as compared to the prior year as a result of higher average invested cash balances offset by lower interest rates on such invested cash balances.

Interest expense. Interest expense decreased by $0.6 million, from $6.1 million to $5.5 million for the year ended December 31, 2023, as compared to the prior year due to interest on the convertible senior notes and amortization of the related debt discount.

Gain on extinguishment of debt. In September 2023, the Company repurchased $31.3 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $25.0 million in cash resulting in a net gain of $5.7 million, which includes the write off of $0.6 million of unamortized debt issuance costs.

Other income (expense), net. The increase in other income (expense), net for the year ended December 31, 2023, as compared to the prior year is primarily due to an increase of $12.7 million in short-term investment net unrealized gains which was partially offset by a decrease in the gain on insurance claim of $2.2 million related to the New Prague fire as compared to prior year.

Provision for income taxes. The provision for income taxes decreased by $2.0 million for the year ended December 31, 2023, as compared to the same period in the prior year, resulting in effective tax rates of negative 0.2% and negative 6.4%, respectively. The decrease in tax expense and the increase in the effective tax rate for the year ended December 31, 2023, as compared to the prior year is due to higher taxable foreign earnings subject to tax at differing rates and an increase in our domestic losses which resulted in no additional tax benefit. The effective tax rate of negative 0.2% for the year ended December 31, 2023, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, the impairment of goodwill and the relative mix of income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net loss adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, investment income, unrealized gain or loss on investments, foreign currency gain or loss, gain on insurance claim, gain on extinguishment of debt, goodwill impairment charge and charges or gains resulting from non-recurring events.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Year Ended
	December 31,		December 31,
	2023	2022	2023	2022
GAAP net loss	$(62,389)	$(9,436)	$(99,587)	$(37,333)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	7,449	6,134	27,487	22,765
Acquisition and integration costs	641	621	6,945	2,165
Investment income	(2,615)	(2,677)	(10,577)	(8,474)
Unrealized (gain)/loss on investments	(3,542)	(1,042)	(1,242)	11,508
Gain on insurance claim	—	—	(2,642)	(4,815)
Foreign currency gain	(1,078)	(1,212)	(964)	(584)
Interest expense, net	1,306	1,456	5,503	6,142
Stock-based compensation expense	5,848	5,333	22,808	20,082
Gain on extinguishment of debt, net	—	—	(5,679)	—
Goodwill impairment	49,569	—	49,569	—
Change in fair value of contingent consideration	(665)	63	(601)	213
Other non-recurring costs	187	—	437	—
Income taxes	(1,359)	1,477	239	2,239
Adjusted EBITDA	(6,648)	717	(8,304)	13,908

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

Recent fluctuations in foreign currency exchange rates, including the increased strength of the U.S. dollar against the Euro, British Pound, Chinese Yuan, and Indian Rupee has adversely impacted our results of operations and cash flow from our operations in EMEA and APAC. For the year ended December 31, 2023, our revenues would have been approximately $0.5 million higher in constant currency.

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

Cryoport, Inc. and Subsidiaries

Revenues by Market at Constant Currency

(Unaudited, in thousands)

	Year Ended December 31, 2023
	Biopharma/	Animal	Reproductive
	Pharma	Health	Medicine	Total
As Reported	$192,583	$30,379	$10,293	$233,255
Non-GAAP Constant Currency	192,781	30,654	10,288	233,723
FX Impact [$]	$(198)	$(275)	$5	$(468)
FX Impact [%]	(0.1)%	(0.9)%	0.0%	(0.2)%

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash and cash equivalents of $46.3 million, short-term investments of $410.4 million and working capital of $489.5 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

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

Cash flows Summary

	For the Year Ended December 31,
	2023	2022	$ Change

	(in thousands)
Operating activities	$(757)	$(1,851)	$1,094
Investing activities	36,045	(59,681)	95,726
Financing activities	(23,798)	(39,174)	15,376
Effect of exchange rate changes on cash and cash equivalents	(1,739)	(1,800)	61
Net increase (decrease) in cash and cash equivalents	$9,751	$(102,506)	$112,257

Operating activities

For the year ended December 31, 2023, our operating activities used $0.8 million of cash, reflecting the net loss of $99.6 million offset by non-cash expenses of $100.0 million primarily comprised of $49.6 million of goodwill impairment, $27.5 million of depreciation and amortization, $22.8 million of stock-based compensation, $5.1 million of non-cash operating lease expense, which was partially offset by a gain on the extinguishment of debt of $5.7 million and the gain on the insurance settlement of  $2.6 million related to the fire at our New Prague, Minnesota manufacturing plant in January 2022. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was a decrease in operating lease liabilities of $4.6 million, a decrease in accounts payable and other accrued expenses of $2.8 million, and a decrease in net deferred tax liability of $2.0 million, which were partially offset by a decrease in accounts receivable of $3.7 million, an increase in accrued compensation and related expenses of $2.9 million, and a decrease in inventories of $1.5 million.

Investing activities

Net cash provided by investing activities of $36.0 million during the year ended December 31, 2023 was primarily due to the $130.0 million maturity of short-term investments. These proceeds were partially offset by the purchase of short-term investments of $42.7 million, facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $38.8 million, the acquisitions of Bluebird Express, Tec4med and SCI JA8 for $7.3 million, and software development costs for our Cryoportal® Logistics Management System of $5.2 million.

Financing Activity

Net cash used in financing activities totaled $23.8 million during the year ended December 31, 2023, was primarily as a result of $25.0 million paid for the repurchase 2026 Senior Notes, partially offset by proceeds of  $1.5 million from the exercise of stock options.

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

The Convertible Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. As of December 31, 2023, approximately $14.3 million aggregate principal amount of the 2025 Convertible Senior Notes remain outstanding and approximately $371.2 million aggregate principal amount of the 2026 Convertible Senior Notes remain outstanding. See Note 10: “Convertible Senior Notes” of our accompanying consolidated financial statements for additional information.

November 2021 Registered Direct Placement and Stock Purchase Agreements

Concurrent with the issuance of the 2026 Convertible Senior Notes in November 2021, the Company conducted a registered direct placement of 3,072,038 shares of its common stock at a price of $81.10 per share (“Concurrent Placement”). The Company used the net proceeds from the Concurrent Placement, together with a portion of the net proceeds from the issuance of the 2026 Convertible Senior Notes, to repurchase approximately $100.7 million principal amount of the 2025 Convertible Senior Notes as discussed above. The remainder of the net proceeds of approximately $288.4 million, after deducting banker fees, are used for general corporate purposes. See Note 10: “Convertible Senior Notes” of our accompanying consolidated financial statements for additional information.

January 2021 Public Offering

On January 25, 2021, the Company completed an underwritten public offering of 4,356,059 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement dated January 20, 2021, by and among the Company, on the one hand, and Morgan Stanley & Co. LLC, Jefferies LLC, SVB Leerink LLC and UBS Securities LLC, as representatives of certain underwriters, on the other hand, at a public offering price per share of $66.00, before deducting underwriting discounts and commissions. The shares include 568,181 shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the underwriting agreement. The Company received net proceeds of approximately $269.8 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Repurchase Program

In March 2022, the Company announced that its board of directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased 1,604,994 shares of its common stock under the Repurchase Program during the year ended December 31, 2022, at an average price of $23.63 per share, for an aggregate purchase price of $37.9 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase. There were no shares repurchased during the year ended December 31, 2023.

In September 2023, the Company repurchased $31.3 million in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $25.0 million in cash. The Company recorded $5.7 million as a gain on extinguishment of debt on its condensed consolidated statement of operations for the year ended December 31, 2023, which includes the write off of $0.6 million of unamortized debt issuance costs.

As of December 31, 2023, the Company had $37.1 million remaining under the Repurchase Program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2023, the estimated fair value of the Convertible Senior Notes was $319.8 million. For additional information about the Convertible Senior Notes, see Note 10 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenues and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the year ended December 31, 2023, revenues from our international business, which accounted for 38.0% of our consolidated revenues, decreased by $0.7 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenues.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-dominated cash balance as of December 31, 2023, of $28.6 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.4 million, $2.9 million and $5.7 million, respectively, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of December 31, 2023, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $4.3 million, $8.6 million, and $17.1 million, respectively, recorded to “Accumulated other comprehensive income (loss)”. Based on the short-term intercompany loan balances as of December 31, 2023, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $2.7 million, $5.3 million, and $10.7 million, respectively, reported as “Other income (expense), net”.

Item 8. Financial Statements and Supplementary Data

Our annual consolidated financial statements are included in Part IV, Item 15 of this Form 10-K and are incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting which appears on the following page is incorporated herein by reference.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as of December 31, 2023, as stated in its attestation report included in Part II, Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Form 10-K.

(c) Changes In Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
President and Chief Executive Officer

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

March 13, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and their respective biographical information appears in Part I, Item 1 of this Form 10-K.

We have adopted a corporate code of conduct that applies to our directors and all employees, including our Chief Executive Officer and Chief Financial Officer. We have posted the text of our corporate code of conduct on our website at www.cryoportinc.com on the “Investor Relations: Governance” page under the heading “Governance Documents.” We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our corporate code of conduct by posting such information on our website.

The other information required under this item is incorporated by reference from our definitive proxy statement related to our 2024 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2023.

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

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 15, 2023.

3.3	Amended and Restated Certificate of Designation of Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 30, 2015.

3.4	Certificate of Designation of Class B Preferred Stock. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 20, 2015.

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

10.8*

Amended and Restated Employment Agreement dated February 15, 2024 between the Company and Jerrell W. Shelton. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 15, 2024.

10.9*

Amended and Restated Employment Agreement dated February 15, 2024 between the Company and Robert S. Stefanovich. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 15, 2024.

10.10*

Amended and Restated Employment Agreement dated February 15, 2024 between the Company and Mark Sawicki. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 15, 2024.

10.11*+	Employment Agreement dated February 19, 2024 between the Company and Edward Zecchini.

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

16.1	Letter to Securities and Exchange Commission from Ernst & Young LLP dated March 15, 2023. Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated March 15, 2023.

21+	Subsidiaries of Registrant.

23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

97+	Cryoport, Inc. Clawback Policy

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date:  March 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON	President, Chief Executive Officer and Director	March 13, 2024
Jerrell W. Shelton	(Principal Executive Officer)

/s/ ROBERT S. STEFANOVICH	Chief Financial Officer	March 13, 2024
Robert S. Stefanovich	(Principal Financial and Accounting Officer)

/s/ RICHARD BERMAN	Director	March 13, 2024
Richard Berman

/s/ DANIEL M. HANCOCK	Director	March 13, 2024
Daniel M. Hancock

/s/ ROBERT HARIRI, M.D., PH.D.	Director	March 13, 2024
Robert Hariri, M.D., Ph.D.

/s/ RAMKUMAR MANDALAM, PH.D.	Director	March 13, 2024
Ramkumar Mandalam, Ph.D.

/s/ RAM JAGANNATH	Director	March 13, 2024
Ram Jagannath

/s/ LINDA BADDOUR	Director	March 13, 2024
Linda Baddour

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2023 and 2022

Years Ended December 31, 2023, 2022 and 2021

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cryoport, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Valuation for two Reporting Units — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company’s goodwill impairment test was performed using a combination of both an income and a market approach to determine the fair value of the reporting units. The income approach utilized the estimated discounted cash flows for the reporting units while the market approach utilized comparable peer group information. Estimates and assumptions used in the income approach included projected cash flows for the reporting units and a discount rate determined using a weighted average cost of capital for risk factors specific to the reporting units and other market and industry data. The other key estimates and assumptions used in the discounted cash flow method include, but are not limited to, sales and expense growth rates, and a terminal growth rate. As a result of the Company’s 2023 quantitative assessment, the Company concluded that goodwill related to the MVE reporting unit is impaired, and recorded an impairment charge of $49.6 million in the consolidated statement of operations for the year ended December 31, 2023.

We identified goodwill for the MVE and CRYOPDP reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of these two reporting units that are affected by future market and economic conditions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of revenues, EBITDA margins, discount rates, and selection of market multiples.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s significant assumptions and estimates for these two reporting units included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the related goodwill reporting units, such as controls related to management’s selection of the discount rate, market multiples, and forecasts of future revenues and EBITDA margins
●	We evaluated management’s ability to accurately forecast revenues and EBITDA margins by comparing actual results to management’s historical forecasts
●	We evaluated the reasonableness of market participant synergies for CRYOPDP by comparing historical results to management’s forecasts
●	We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts through inquiry of non-management personnel and by comparing the forecasts to:
–	Historical revenues and EBITDA margins
–	Internal communications to management and the Board of Directors
–	Forecasted information included in Company press releases
–	Forecasted information included in analyst and industry reports for the Company and certain of its peer companies
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, valuation methodology, and market multiples by:
–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation
–	Developing a range of independent estimates and comparing those to the discount rate selected by management
–	Evaluating the market multiples by considering the selected comparable industry grouping of publicly traded companies

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 13, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cryoport, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated March 13, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 13, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cryoport, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2023.

Irvine, California

February 28, 2023

Cryoport, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$46,346	$36,595
Short-term investments	410,409	486,728
Accounts receivable, net	42,074	43,858
Inventories	26,206	27,678
Prepaid expenses and other current assets	10,077	9,317
Total current assets	535,112	604,176
Property and equipment, net	84,858	63,603
Operating lease right-of-use assets	32,653	26,877
Intangible assets, net	194,382	191,009
Goodwill	108,403	151,117
Deposits	1,680	1,017
Deferred tax assets	656	947
Total assets	$957,744	$1,038,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$26,995	$28,046
Accrued compensation and related expenses	11,409	8,458
Deferred revenue	1,308	439
Current portion of operating lease liabilities	5,371	3,720
Current portion of finance lease liabilities	286	128
Current portion of notes payable	149	60
Current portion of contingent consideration	92	—
Total current liabilities	45,610	40,851
Convertible senior notes, net of discount of $7.0 million and $10.1 million, respectively	378,553	406,708
Notes payable	1,335	355
Operating lease liabilities, net of current portion	29,355	24,721
Finance lease liabilities, net of current portion	954	216
Deferred tax liabilities	2,816	4,929
Other long-term liabilities	601	451
Contingent consideration	9,497	4,677
Total liabilities	468,721	482,908

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	26,275	18,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 48,971,026 and 48,334,280 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	49	48
Additional paid-in capital	1,131,183	1,114,896
Accumulated deficit	(642,419)	(542,832)
Accumulated other comprehensive loss	(26,065)	(34,549)
Total stockholders’ equity	489,023	555,838
Total liabilities and stockholders’ equity	$957,744	$1,038,746

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	2023	2022	2021
Service revenues	$144,087	$133,879	$119,065
Product revenues	89,168	103,398	103,543
Total revenues	233,255	237,277	222,608

Cost of service revenues	81,820	75,187	69,297
Cost of product revenues	52,103	58,217	56,734
Total cost of revenues	133,923	133,404	126,031
Gross margin	99,332	103,873	96,577

Operating costs and expenses:
Selling, general and administrative	146,880	120,055	97,563
Engineering and development	18,040	15,722	16,843
Goodwill impairment	49,569	—	—

Total operating costs and expenses	214,489	135,777	114,406

Loss from operations	(115,157)	(31,904)	(17,829)
Other income (expense):
Investment income	10,577	8,474	3,253
Interest expense	(5,503)	(6,142)	(4,689)
Gain (loss) on debt extinguishment	5,679	—	(251,754)
Other income (expense), net	5,056	(5,522)	(2,823)
Total other income (expense), net	15,809	(3,190)	(256,013)
Loss before provision for income taxes	(99,348)	(35,094)	(273,842)
Provision for income taxes	(239)	(2,239)	(1,686)
Net loss	$(99,587)	$(37,333)	$(275,528)
Paid-in-kind dividend on Series C convertible preferred stock	(8,000)	(8,000)	(8,196)
Net loss attributable to common stockholders	(107,587)	$(45,333)	$(283,724)
Net loss per share - basic and diluted	$(2.21)	$(0.93)	$(6.18)
Weighted average shares outstanding – basic and diluted	48,737,377	48,987,295	45,927,591

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(99,587)	$(37,333)	$(275,528)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	6,742	(23,439)	(3,958)
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	3,008	(46)	(27)
Foreign currency translation adjustments	(1,266)	(9,821)	(2,634)
Other comprehensive income (loss)	8,484	(33,306)	(6,619)
Total comprehensive loss	$(91,103)	$(70,639)	$(282,147)

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

											Accumulated
											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)

Balance at December 31, 2020	—	$—	—	$—	250,000	$2,844	39,837,058	$40	$566,451	$(192,013)	$5,376	$382,698
Net loss	—	—	—	—	—	—	—	—	—	(275,528)	—	(275,528)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(6,619)	(6,619)
Stock-based compensation expense	—	—	—	—	—	—	—	—	15,334	—	—	15,334
Issuance of common stock for board of director compensation	—	—	—	—	—	—	229	—	11	—	—	11
Cost of Series C preferred stock conversion	—	—	—	—	—	—	—	—	(1,800)	—	—	(1,800)
Issuance of common stock in public offering, net of costs of $17.7 million	—	—	—	—	—	—	4,356,059	4	269,821	—	—	269,825
Issuance of common stock in direct placement, net	—	—	—	—	—	—	3,072,038	3	248,908	—	—	248,911
Conversion of Series C preferred shares to common stock	—	—	—	—	(50,000)	(765)	1,312,860	1	764	—	—	—
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	—	—	—	—	8,196	—	—	(8,196)	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	1,037,910	2	8,994	—	—	8,996

Balance at December 31, 2021	—	$—	—	$—	200,000	$10,275	49,616,154	$50	$1,100,287	$(467,541)	$(1,243)	$641,828
Net loss	—	—	—	—	—	—	—	—	—	(37,333)	—	(37,333)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(33,306)	(33,306)
Stock-based compensation expense	—	—	—	—	—	—	—	—	20,082	—	—	20,082
Paid-in-kind preferred stock dividend	—	—	—	—	—	8,000	—	—	(8,000)	—	—	—
Issuance of common stock for Cell&Co acquisition	—	—	—	—	—	—	15,152	—	479	—	—	479
Repurchase of common stock	—	—	—	—	—	—	(1,604,994)	(2)	—	(37,958)	—	(37,960)
Vesting of restricted stock units	—	—	—	—	—	—	101,070	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	206,898	—	2,048	—	—	2,048

Balance at December 31, 2022	—	$—	—	$—	200,000	$18,275	48,334,280	$48	$1,114,896	$(542,832)	$(34,549)	$555,838
Net loss	—	—	—	—	—	—	—	—	—	(99,587)	-	(99,587)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	8,484	8,484
Stock-based compensation expense	—	—	—	—	—	—	—	—	22,808	—	-	22,808
Paid-in-kind preferred stock dividend	—	—	—	—	—	8,000	—	—	(8,000)	—	-	—
Vesting of restricted stock units	—	—	—	—	—	—	228,932	—	—	—	-	—
Proceeds from exercise of stock options	—	—	—	—	—	—	407,814	1	1,479	—	-	1,480
Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net loss	$(99,587)	$(37,333)	$(275,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	49,569	—	—
Depreciation and amortization	27,487	22,765	20,247
Amortization of debt discount	2,526	2,581	1,236
Non-cash operating lease expense	5,103	3,645	3,367
Unrealized (gain) loss on investments in equity securities	(1,308)	11,406	1,386
Realized loss on available-for-sale debt securities	67	102	81
Stock-based compensation expense	22,808	20,082	15,345
Loss on disposal of property and equipment	954	800	542
(Gain) loss on extinguishment of debt, net	(5,679)	—	251,754
Gain on insurance settlement	(2,642)	(4,815)	—
Change in expected credit losses	822	234	26
Excess and obsolete inventory	—	651	—
Insurance proceeds for operations	1,212	9,883	—
Change in contingent consideration	(890)	216	—
Changes in operating assets and liabilities:
Accounts receivable	3,673	(4,137)	(7,270)
Inventories	1,508	(14,204)	(5,979)
Prepaid expenses and other current assets	(103)	(1,598)	3,056
Deposits	(663)	(60)	211
Operating lease liabilities	(4,595)	(3,076)	(2,805)
Accounts payable and other accrued expenses	(2,766)	(6,483)	(398)
Accrued compensation and related expenses	2,884	(1,569)	2,522
Deferred revenue	842	(530)	102
Net deferred tax (asset) liability	(1,979)	(411)	231
Net cash provided by (used in) operating activities	(757)	(1,851)	8,126

Cash Flows From Investing Activities:
Purchases of property and equipment	(38,785)	(22,107)	(23,882)
Insurance proceeds for loss of fixed assets	976	3,000	—
Purchases of short-term investments	(42,677)	(163,788)	(482,707)
Sales/maturities of short-term investments	129,987	131,858	44,000
Patent and trademark costs	(871)	(614)	(255)
Software development costs	(5,244)	(1,476)	(870)
Cash paid for acquisitions	(7,341)	(6,554)	(5,540)
Net cash provided by (used in) investing activities	36,045	(59,681)	(469,254)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,478	2,048	8,995
Repurchase of common stock	—	(37,960)	—
Cash paid for repurchase of 2026 Senior Notes	(25,003)	—	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	—	248,911
Proceeds from public offering, net of offering costs	—	—	269,825
Repayment of finance lease liabilities	(202)	(82)	(60)
Repayment of notes payable	(71)	(3,180)	(3,397)
Proceeds from issuance of convertible senior notes	—	—	40,068
Net cash provided by (used in) financing activities	(23,798)	(39,174)	564,342

Effect of exchange rates on cash and cash equivalents	(1,739)	(1,800)	(986)
Net change in cash and cash equivalents	9,751	(102,506)	102,228
Cash and cash equivalents — beginning of period	36,595	139,101	36,873
Cash and cash equivalents — end of period	$46,346	$36,595	$139,101

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	3,399	3,628	3,297

Cash paid for income taxes	1,462	1,979	1,315

Supplemental Disclosure of Non-Cash Financing Activities:

Net unrealized gain on available-for-sale debt securities	6,742	23,439	3,958

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	(3,008)	46	27

Fixed assets included in accounts payable and accrued liabilities	442	1,003	1,412

Paid-in-kind preferred stock dividend, including beneficial conversion feature	8,000	8,000	8,196

Intangible assets included in property and equipment	8,710	—	—

Purchase of equipment through finance lease obligations	1,112	—	—

Operating lease right-of-use assets and operating lease liabilities	11,109	12,384	10,175

Common stock issued for conversion of debt and accrued interest	—	—	765

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of the Business

Cryoport is a leading global provider of innovative products and services supporting the life sciences in the biopharma/pharma, animal health, and reproductive medicine markets. Our mission is to enable the future of medicine for a new era of life sciences. With over 50 strategic locations covering the Americas, EMEA (Europe, the Middle East and Africa) and APAC (Asia Pacific), Cryoport's global platform provides mission-critical bio-logistics, bio-storage, bio-processing, and cryogenic systems to over 3,000 customers worldwide. Our platform of solutions and services, together with our global team of over 1,100 dedicated colleagues, delivers a unique combination of innovative supply chain technologies and services through our industry-leading brands, including Cryoport Systems, MVE Biological Solutions, CRYOPDP, and CRYOGENE.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The chief operating decision maker is our Chief Executive Officer. The Company and its chief operating decision maker view the Company’s operations and manage its business in one operating segment.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include the fair value of short-term investments, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates, including valuation multiples utilized in the market approach used in impairment assessments, estimated fair values of intangible assets and goodwill, intangible asset useful lives and amortization methods, contingent consideration liability, equity-based instruments, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Future events and their effects cannot be predicted with certainty, and, accordingly the Company’s accounting estimates require the exercise of judgment.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, notes payable, contingent consideration and the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Convertible Senior Notes”) and 3.0% Convertible Senior Notes due in 2025 (the “2025 Convertible Senior Notes” and together with the 2026 Convertible Senior Notes, the “Convertible Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, notes payable and the Convertible Senior Notes, approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the notes payable and the Convertible Senior Notes, see Notes 5, 10 and 11.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at December 31, 2023 were in excess of amounts insured by the FDIC and

SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There was no single customer that represented more than 10% of net accounts receivable at December 31, 2023 and 2022.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the years ended December 31, 2023, 2022 and 2021, the Company had revenues from foreign customers of approximately $106.0 million, $109.1 million and $102.3 million, respectively, which constituted approximately 45.5%, 46.0% and 46.0%, respectively, of total revenues. One customer generated approximately 10.5% of revenues during the year ended December 31, 2023. No single customer generated over 10% of revenues during the years ended December 31, 2022 and 2021.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-

term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liabilities, and long-term finance lease liabilities on our consolidated balance sheets.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. For each reporting unit being tested, the Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. As a result of our 2023 quantitative assessment, we concluded that goodwill related to the MVE reporting unit is impaired as of December 31, 2023, and recorded an impairment charge of $49.6 million in the consolidated statement of operations for the year ended December 31, 2023 (see Note 8).

Management will continue to monitor the reporting units for changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from the Company’s business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of the Company’s reporting units include adverse macroeconomic or geopolitical conditions; and fluctuations in foreign currency exchange rates impacting the results of operations and the value of foreign assets and liabilities. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

Intangible Assets

Indefinite-lived intangible assets are comprised of trade name/trademarks acquired in the Company’s recent acquisitions, and are tested for impairment annually using a relief from royalty method that relies on estimates of future revenues, royalty rates, and discount rates. If the asset is not found to be recoverable, it is written down to the estimated fair value.

Intangible assets with a definite life are comprised of patents, trademarks, software development costs and the intangible assets acquired in the Company’s recent acquisitions which include a non-compete agreement, technology, customer relationships, trade name/trademark, agent network, order backlog, developed technology and land use rights. Intangible assets with a definite life are amortized using the straight-line method over the estimated useful lives (see Note 8). The Company uses the following valuation methodologies to value the significant intangible assets with a definite life acquired: income approach for customer relationships, replacement cost for agent network and software, and relief from royalty for trade name/trademarks and developed technology. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued.

The Company evaluates the recoverability of identifiable intangible assets with a definite life whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2023, due to macroeconomic factors impacting results of operations, the Company performed an impairment analysis of its amortizable intangible assets at the reporting unit level. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on the impairment analysis performed, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2023.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2023 and 2022, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, impact the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has recorded immaterial accruals for interest and/or penalties on its consolidated balance sheets at December 31, 2023 and 2022, and has recorded immaterial amounts of interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021. The Company is subject to taxation in the U.S., in various U.S. state jurisdictions and in various foreign countries. As of December 31, 2023, the Company is no longer subject to U.S. federal examinations for years before 2020 or for California franchise and income tax examinations for years before 2019. However, to the extent allowed by law, the taxing authorities may have the right to examine net operating losses carried forward into a tax year and make adjustments up to the amount of the net operating losses utilized. The Company is not currently under examination in either the U.S. federal or any U.S. state jurisdictions. Our foreign subsidiaries are generally subject to examination for three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Indian tax authorities for the 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on publicly traded U.S. corporations for the fair market value of any stock repurchased during the tax year that exceeds $1.0 million, with certain specific exceptions. The excise tax is effective for transactions occurring in taxable years after December 31, 2023.

On June 29, 2020, the State of California passed Assembly Bill (“AB”) 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). These suspensions were considered in the preparation of the December 31, 2021 financial statements. On February 9, 2022, the California governor signed Senate Bill (“SB”) 113, which was retroactive to January 1, 2021. SB 113 removed the limitations from AB 85 on net operating loss and tax credit usage for the 2023 tax year. These suspensions, and the removal of the limitations, were considered in the preparation of the December 31, 2023 and 2022 financial statements.

On March 11, 2021, the United States enacted the American Rescue Plan (“ARP”). The ARP includes provisions extending certain CARES Act provisions, repeals a worldwide interest allocation election, modifies the $1 million executive compensation limitation for years after 2026 and extends the employee retention credit. The Company has evaluated the impact of the ARP and its impact on our financial statements in 2021 and beyond December 31, 2023.

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

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time since the Company has satisfied its performance obligations related to the successful delivery. In instances where the customer has elected to use their own courier services, revenue is recognized upon delivery of the shipper to the customer.

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

Product warranty accrued liabilities totaled $0.7 million at December 31, 2023 and 2022, respectively, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the years ended December 31, 2023, 2022 and 2021.

Incremental Direct Costs

Incremental direct costs of obtaining a contract (sales commissions) are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the years ended December 31, 2023, 2022 and 2021.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.3 million and $0.4 million at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenues of $2.1 million, $1.4 million and $0.3 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses Activity

Accounts receivable at December 31, 2023, and 2022 are net of allowance for credit losses of $2.0 million and $1.3 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2023 and 2022:

	December 31,
	2023	2022
Balance of allowance for credit losses, beginning of period	$1,275	1,220
Change in expected credit losses	812	100
Write-offs, net of recoveries	(95)	(45)
Balance of allowance for credit losses, end of period	$1,992	$1,275

Nature of Goods and Services

The Company provides Cryoport Express® Shippers to its customers and charges a fee in exchange for the use of the Cryoport Express® Shipper under long-term service agreements with customers. The Company retains title to the Cryoport Express® Shippers and directs the use of the Cryoport Express® Shipper until delivery. At the culmination of the customer’s shipping cycle, the Cryoport Express® Shipper is returned to the Company.

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

The Company also provides global temperature-controlled logistics services, support and management. Revenue is recognized upon completion for these services and at the time that collectability is probable.

The Company also provides comprehensive and integrated temperature-controlled biostorage solutions to customers in the life sciences industry and charges a fee under long-term service agreements with customers. These services include (1) biological specimen cryopreservation storage and maintenance, (2) archiving, monitoring, tracking, receipt and delivery of samples, (3) transport of frozen biological specimens to and from customer locations, and (4) management of incoming and outgoing biological specimens. The Company recognizes revenue for its biostorage solutions as services are rendered over time and at the time that collectability is probable.

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

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. We consider sales disaggregated by end-market to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our revenues by major markets for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Biopharma/Pharma	$192,583	$193,879	$180,203
Animal Health	30,379	33,465	33,353
Reproductive Medicine	10,293	9,933	9,052
Total revenues	$233,255	$237,277	$222,608

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. Our geographical revenues, by origin, for the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	December 31,
	2023	2022	2021
Americas	$127,213	$128,209	$120,270
Europe, the Middle East, and Africa (EMEA)	60,883	66,913	59,334
Asia Pacific (APAC)	45,159	42,155	43,004
Total revenues	$233,255	$237,277	$222,608

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

Basic and Diluted Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, unvested restricted stock units and shares associated with the conversion of the Convertible Senior Notes and convertible preferred stock outstanding during the periods, using the treasury stock method or the “if converted” method as applicable.

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(99,587)	$(37,333)	$(275,528)
Paid-in-kind dividend on Series C convertible preferred stock	(8,000)	(8,000)	(8,196)
Net loss attributable to common shareholders	$(107,587)	$(45,333)	$(283,724)
Weighted average common shares issued and outstanding - basic and diluted	48,737,377	48,987,295	45,927,591
Basic and diluted net loss per share	$(2.21)	$(0.93)	$(6.18)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Years Ended December 31,
	2023	2022	2021
Stock options	2,486,737	4,194,554	5,449,952
Restricted stock units	1,076,629	727,984	373,849
Series C convertible preferred stock	5,894,535	5,664,532	5,443,505
Convertible Senior Notes	3,756,437	4,022,734	4,022,734
	13,214,338	14,609,804	15,290,040

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at exchange rates in effect at the end of the reporting period. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled ($1.3) million, ($9.8) million and ($2.6) million for the years ended December 31, 2023, 2022 and 2021, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in these consolidated financial statements or disclosure in the notes thereto.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of December 31, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Accounting Guidance Issued but Not Adopted at December 31, 2023

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of income tax disclosures. Notably, the ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, as well as disclosures of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application to each period presented in the financial statements is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires all public entities, including those that have a single reportable segment, to provide enhanced disclosures primarily about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The new guidance is required to be applied on a retrospective basis, with all required disclosures to be made for all prior periods presented in the financial statements. The segment expense categories and amounts disclosed in prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification by aligning them with the SEC’s regulations. The amendments to the various Topics should be applied prospectively, and the effective date for the Company for each amendment will be determined based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirement by June 30, 2027, then the related amendment in ASU 2023-06 will be removed from the Codification and will not become effective. Early adoption of this ASU is prohibited. We do not expect the amendments in this ASU to have a material impact on the disclosures or presentation in our consolidated financial statements.

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

Note 3. Acquisitions

2023 Acquisitions

In October 2023, the Company completed the asset acquisition of SCI JA8, consisting substantially of real estate property  used as administrative offices and a Global Supply Chain Center located in Clermont Ferrand, France. The purchase consideration was €0.6 million ($0.6 million), comprised of property with a fair value of €1.8 million ($1.9 million) and note payable of €1.0 million ($1.1 million).

In November 2023, the Company completed the acquisition of TEC4MED LifeScience GmbH (Tec4med) based in Darmstadt, Germany. Tec4med provides next generation pharmaceutical supply chain visibility by integrating condition monitoring, cloud and artificial intelligence (AI) solutions. ISO 9001-certified, Tec4med works with pharmaceutical-compliant, ready-to-use devices and software, offering customer-specific integrations. Tec4med broadens Cryoport’s portfolio of condition monitoring solutions and provides additional resources and capabilities to drive new product development and accelerate its European market expansion, particularly in the DACH region (Germany, Austria, Switzerland). The purchase consideration was €3.0 million ($3.2 million), of which €2.5 million ($2.7 million) was allocated to goodwill and €0.3 million ($0.4 million) to identifiable intangible assets. The valuation of the intangible assets and opening balance sheet are preliminary estimates subject to change as we complete our procedures. The acquired goodwill and intangible assets are not deductible for tax purposes.

Bluebird Express Acquisition

In November 2023, we also acquired Bluebird Express, LLC ("Bluebird Express"), a provider of time-sensitive domestic and international transportation services with key operations centers in Los Angeles (LAX) and New York (JFK), Bluebird Express has over 20 years of experience in providing these services, is a fully accredited cargo agent certified by the International Air Transport Association (IATA) and an indirect air carrier (IAC) authorized and regulated by the Transportation Security Administration (TSA).

The Bluebird Express Acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” and, therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Fair values were determined by management based in part on an independent valuation performed by a third-party valuation specialist and required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

The purchase consideration was $10.2 million, comprised of upfront consideration of $4.5 million and an earn-out provision with a fair value of $5.7 million, based on achieving certain revenue and EBITDA targets through 2026, as defined in the share purchase agreement. Of the purchase consideration, $4.4 million was allocated to goodwill and $3.7 million to identifiable intangible assets. The valuation of the intangible assets, contingent consideration liability and opening balance sheet are preliminary estimates subject to change as we complete our procedures. The acquired goodwill and intangible assets are deductible for tax purposes.

The following table summarizes the allocation of the purchase price as of the acquisition date (in thousands):

Total purchase consideration paid	$10,229

Purchase price allocation:
Cash and cash equivalents	868
Accounts receivable	2,299
Prepaid and other current assets	38
Property and equipment	89
Operating lease right-of-use assets	709
Intangible assets	3,650
Accounts payable and other accrued expenses	(1,160)
Operating lease liabilities	(709)
Total identifiable net assets	5,784
Goodwill	4,445
$10,229

The following table summarizes the estimated fair values of Bluebird Express’ identifiable intangible assets at the date of acquisition and their estimated useful lives and amortization expense based on their respective useful lives (in thousands):

				Annual
	Estimated	Estimated	Amortization	Amortization
	Fair Value	Useful Life	Method	Expense
Customer Relationships	$220	8.3	Straight-line	$27
Non-Competition Agreement	420	5	Straight-line	84
Agent Network	2,890	4	Straight-line	723
Trade Names / Trademarks - Finite-Lived	120	1.5	Straight-line	80
Total	$3,650			$914

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies, and other benefits that we believe will result from combining the operations of Bluebird Express with our operations. The goodwill recognized of $4.4 million is deductible for income tax purposes. The valuation of the intangible assets, contingent consideration liability and opening balance sheet are preliminary estimates subject to change as we complete our procedures.

Acquisition-related transaction costs (included in selling, general and administrative expenses) totaled approximately $0.4 million.

2022 Acquisitions

In April 2022, we completed the acquisition of Cell&Co BioServices in Clermont-Ferrand, France with additional operations in Pont-du-Château, France to further enhance our existing global temperature-controlled supply chain capabilities. Cell&Co BioServices is a bioservices business providing biorepository, kitting, and logistics services to the life sciences industry. The purchase consideration was €5.7 million ($6.2 million), comprised of upfront consideration of €3.2 million ($3.5 million) in cash, 15,152 shares of the Company’s common stock with a fair value of $0.4 million, and an earn-out provision with a fair value of €2.0 million ($2.2 million) based on achieving annual EBITDA targets through 2025, as defined in the share purchase agreement, of which $0.3 million was paid to the sellers in 2023. Of the purchase consideration, $2.7 million was allocated to goodwill and $3.4 million to identifiable intangible assets. The acquired goodwill and intangible assets are not deductible for tax purposes.

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

Note 4. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,		Carrying Value
	2023	2022	2023	2022
Cash	$40,979	$34,752	$40,979	$34,752
Cash equivalents:
Money market mutual fund	5,367	1,843	5,367	1,843
Total cash and cash equivalents	46,346	36,595	46,346	36,595
Short-term investments:
U.S. Treasury notes	136,665	190,718	136,665	190,718
Mutual funds	101,085	99,777	101,085	99,777
Corporate debt securities	172,658	196,233	172,658	196,233
Total short-term investments	410,409	486,728	410,409	486,728
Cash, cash equivalents and short-term investments	$456,755	$523,323	$456,755	$523,323

Available-for-sale debt securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by type of security at December 31, 2023 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$133,989	$2,697	$(21)	$136,665
Corporate debt securities	168,592	4,067	(1)	172,658
Total available-for-sale investments	$302,581	$6,764	$(22)	$309,323

The following table summarizes the fair value of available-for-sale debt securities based on stated contractual maturities as of December 31, 2023:

	Amortized Cost	Fair Value
Due within one year	$101,252	$103,802
Due after one year through five years	201,329	205,521
Total	$302,581	$309,323

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

The following table summarizes the fair value of available-for-sale debt securities based on stated contractual maturities as of December 31, 2022 (in thousands):

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

We review our available-for-sale debt securities for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis, as well as adverse conditions related specifically to the security such as any changes to the credit rating of the security and the intent to sell or whether we will more likely than not be required to sell the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future based on new developments or changes in assumptions related to that particular security.

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$44,693	$(21)	$91,972	$—	$136,665	$(21)
Corporate debt securities	9,033	(1)	163,625	—	172,658	(1)
Total	$53,726	$(22)	$255,597	$—	$309,323	$(22)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at December 31, 2023. For corporate debt securities, the unrealized losses were primarily caused by interest rate increases. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at December 31, 2023.

During the years ended December 31, 2023, 2022 and 2021, we had realized losses of $0.1 million, $0.1 million and $0.08 million on available-for-sale debt securities, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $101.8 million and $99.8 million at December 31, 2023 and 2022, respectively. These investments consist of mutual funds that invest primarily in tax free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2023, 2022 and 2021 related to equity securities held at December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net losses recognized during the twelve months on equity securities	$(3,764)	$(11,406)	$(1,386)
Less: net gains recognized during the year on equity securities sold during the year	5,072	—	—
Unrealized gains (losses) recognized during the year on equity securities still held at December 31, 2023, 2022 and 2021	$1,308	$(11,406)	$(1,386)

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of December 31, 2023 and 2022 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Money market mutual fund	$5,367	$—	$—	$5,367
Mutual funds	101,085	—	—	101,085
U.S. Treasury notes	136,665	—	—	136,665
Corporate debt securities	172,658	—	—	172,658
	$415,775	$—	$—	$415,775
Liabilities:
Convertible Senior Notes	$—	$378,553	$—	$378,553
Contingent consideration	—	—	9,589	9,589
	$—	$378,553	$9,589	$388,142

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Money market mutual fund	$1,843	$—	$—	$1,843
Mutual funds	99,777	—	—	99,777
U.S. Treasury notes	190,718	—	—	190,718
Corporate debt securities	196,233	—	—	196,233
	$488,571	$—	$—	$488,571
Liabilities:
Convertible Senior Notes	$—	$406,708	$—	$406,708
Contingent consideration	—	—	4,677	4,677
	$—	$406,708	$4,677	$411,385

Our equity securities and available-for-sale debt securities, including U.S. treasury notes are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2023.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$364,362	$306,355	$392,621	$290,132
2025 Senior Notes	$14,191	$13,495	$14,087	$12,373

Under the terms of the CTSA acquisition, contingent consideration may be payable in cash based on the achievement of a certain EBITDA target for 2024, with no maximum limit as to the contingent consideration achievable. Under the terms of the F-airGate, Cell&Co, Polar Expres, and Bluebird Express acquisitions, contingent consideration may be payable in cash based on the achievement of certain future revenue and/or EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $26.1 million (undiscounted). The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the F-airGate and Polar Expres acquisitions was determined using a probability-weighted discounted cash flow model. The fair value of the contingent consideration for the CTSA, Cell&Co and Bluebird Express acquisitions was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $9.6 million and $4.7 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The (gains) losses recognized in earnings and the change in net assets related to the contingent consideration at December 31, 2023 were as follows (in thousands):

	Fair Value		(Gains)/losses		Foreign	Fair Value
	December 31,		recognized in		Currency	December 31,
	2022	Additions	earnings	Payments	Adjustment	2023
2021 Acquisitions	$902	$—	$96	$—	$8	$1,006
2022 Acquisitions	3,775	—	(1,015)	(276)	112	2,596
2023 Acquisitions	—	5,683	304	—	—	5,987
	$4,677	$5,683	$(615)	$(276)	$120	$9,589

The net gains recognized in earnings have been reported in operating expenses in the consolidated statement of operations for the year ended December 31, 2023.

Note 6. Inventories

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$15,335	$18,287
Work-in-process	1,375	895
Finished goods	9,496	8,496
Total	$26,206	$27,678

Note 7. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Cryogenic shippers and data loggers	$14,237	$11,373
Freezers	8,934	7,320
Furniture and fixtures	6,351	3,760
Computers and software	4,908	2,824
Machinery and equipment	19,760	16,492
Trucks and autos	1,878	853
Leasehold improvements	33,688	27,083
Buildings	6,652	4,473
Land	813	813
Fixed assets in process	24,224	15,947
	121,445	90,938
Less accumulated depreciation and amortization	(36,588)	(27,335)
	$84,858	$63,603

Total depreciation and amortization expense related to property and equipment amounted to $11.2 million, $7.7 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company leases equipment under finance leases, with a total cost of $1.2 million and $0.5 million as of December 31, 2023 and 2022, respectively, and accumulated amortization of $0.2 million and $0.2 million as of December 31, 2023 and 2022, respectively.

Geographic information

Certain geographic information with respect to property and equipment was as follows (in thousands):

	December 31,
	2023	2022
United States	$62,955	$51,660
Rest of world (1)	21,903	11,943
Total property and equipment, net	$84,858	$63,603
(1)	No individual country exceeded 10% of our total property and equipment for any period presented.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Balance at beginning of year	$151,117	$146,954
Foreign currency adjustment	(284)	(5,391)
Goodwill impairment	(49,569)	—
Goodwill related to Tec4med acquisition	2,694	—
Goodwill related to Bluebird acquisition	4,445	—
Goodwill related to CTSA and F-airGate acquisitions	—	6
Goodwill related to Cell&Co acquisition	—	2,785
Goodwill related to Polar Expres acquisition	—	1,828
Goodwill related to Cell Matters acquisition	—	4,935
Total	$108,403	$151,117

Impairment of Goodwill

We performed our annual impairment test of goodwill for the CRYOPDP and MVE reporting units as of October 1, 2023, with the assistance of an independent third party valuation specialist, using management’s updated annual financial and operational plans. Based on our analysis, we concluded that there has been no impairment of the goodwill associated with the CRYOPDP reporting unit as its carrying value did not exceed its estimated fair value. We concluded that our MVE reporting unit’s carrying value exceeded its estimated fair value, and as a result, we recorded a goodwill impairment charge of $49.6 million related to the MVE reporting unit in the consolidated statement of operations for the year ended December 31, 2023.

Our goodwill impairment test was performed using a combination of both an income and a market approach to determine the fair value of the MVE reporting unit. The income approach utilized the estimated discounted cash flows for MVE while the market approach utilized comparable peer group information. Estimates and assumptions used in the income approach included projected cash flows for MVE and a discount rate determined using a weighted average cost of capital for risk factors specific to MVE and other market and industry data. The discount rate selected was 12.0%. The other key estimates and assumptions used in the discounted cash flow method include, but are not limited to, revenue and EBITDA growth rates, and a terminal growth rate. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The assumptions used in our impairment analysis are inherently subject to uncertainty and, therefore, small changes in these assumptions could have a significant impact on the concluded value.

As a result of the impairment, the carrying value of the MVE reporting unit now approximates its fair value. Changes in our future operating results, cash flows, share price, market capitalization or discount rates used when conducting future goodwill impairment tests could affect the estimated fair value of the MVE reporting unit and may result in additional goodwill impairment charges in the future. The Company will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during interim periods prior to the annual impairment test. As of December 31, 2023, remaining goodwill allocated to the MVE reporting unit was $55.2 million.

Intangible Assets

The following table presents our intangible assets as of December 31, 2023 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$810	$368	$442	5
Technology	50,376	11,205	39,171	9
Customer relationships	131,578	29,964	101,614	11
Trade name/trademark	938	211	727	10
Agent network	13,761	8,148	5,613	3
Order backlog	2,600	2,600	—	—
Land use rights	2,255	247	2,008	34
Patents and trademarks	44,932	125	44,807	—
Total	$247,250	$52,868	$194,382

The following table presents our intangible assets as of December 31, 2022 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$390	$280	$110	1
Technology	36,592	8,056	28,536	9
Customer relationships	131,716	21,254	110,462	12
Trade name/trademark	820	158	662	13
Agent network	11,667	6,199	5,468	2
Order backlog	2,600	2,600	—	—
Land use rights	2,378	257	2,121	35
Patents and trademarks	45,181	1,531	43,650	—
Total	$231,344	$40,335	$191,009

Amortization expense for intangible assets for the years ended December 31, 2023, 2022 and 2021 was $16.3 million, $15.1 million and $14.4 million, respectively.

Expected future amortization of intangible assets as of December 31, 2023 is as follows (in thousands):

Years Ending December 31,	Amount
2024	16,897
2025	14,878
2026	14,590
2027	14,245
2028	13,199
Thereafter	70,927
$144,736

Note 9. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued salaries and wages	$8,639	$6,007
Accrued paid time off	2,770	2,451
	$11,409	$8,458

Note 10. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	371,185	402,500
Less: unamortized debt issuance costs	(6,976)	(10,136)
Net carrying value of Convertible Senior Notes payable	$378,553	$406,708

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Coupon interest	$3,380	$3,496	$1,005
Amortization of debt issuance costs	2,526	2,537	3,419
Total interest expense on Convertible Senior Notes	$5,906	$6,033	$4,424

The Company’s 2025 Convertible Senior Notes and 2026 Convertible Senior Notes payable of $14.3 million and $371.2 million are due and payable in 2025 and 2026, respectively.

2026 Convertible Senior Notes

On November 12, 2021, the Company issued $402.5 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2026, which includes the initial purchasers’ exercise in full of their option to purchase an additional $52.5 million principal amount of the 2026 Convertible Senior Notes, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Convertible Senior Notes are governed by an indenture (the “2026 Indenture”) dated November 12, 2021 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $390.4 million from the offering, net of underwriting discounts and commissions of $12.1 million, and incurred approximately $0.6 million in third-party offering related costs. The 2026 Convertible Senior Notes bear cash interest at a rate of 0.75%, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 and will mature on December 1, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2026 Convertible Senior Notes. At December 31, 2023, accrued interest of $0.2 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements.

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

The 2026 Convertible Senior Notes contain customary terms and events of default. If an event of default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, the 2026 Convertible Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other event of default (as defined in the 2026 Indenture) occurs and is continuing, then, the Trustee, by notice to the Company, or holders of at least 25% of the aggregate principal amount of the 2026 Convertible Senior Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Convertible Senior Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Convertible Senior Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Convertible Senior Notes. There were no events of default at December 31, 2023.

The 2026 Convertible Senior Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the 2026 Convertible Senior Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the 2026 Convertible Senior Notes were recorded as a single liability measured at amortized cost on the consolidated balance sheets.

The Company incurred approximately $12.6 million of debt issuance costs relating to the issuance of the 2026 Convertible Senior Notes, which were recorded as a reduction to the 2026 Convertible Senior Notes on the consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2026 Convertible Senior Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the 2026 Convertible Senior Notes. The effective interest rate on the 2026 Convertible Senior Notes is 1.39%.

In September 2023, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Convertible Senior Notes to repurchase $31.3 million in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $25.0 million in cash.  The Company recorded $5.7 million as a gain on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2023, which includes the write off of $0.6 million of unamortized debt issuance costs. Following these repurchases, approximately $371.2 million principal amount of the Convertible 2026 Senior Notes remain outstanding.

2025 Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% Convertible Senior Notes due in 2025, which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the 2025 Convertible Senior Notes, in a private placement exempt from registration under the Securities Act. The 2025 Convertible Senior Notes are governed by an indenture (the “2025 Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee. The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The 2025 Convertible Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2025 Convertible Senior Notes. At December 31, 2023, accrued interest of $0.04 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2025 Convertible Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The 2025 Convertible Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the 2025 Indenture) occurs with respect to the Company, the principal amount of the 2025 Convertible Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the 2025 Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2025 Convertible Senior Notes may declare the principal amount of the 2025 Convertible Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at December 31, 2023.

The 2025 Convertible Senior Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the 2025 Convertible Senior Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the 2025 Convertible Senior Notes were recorded as a single liability measured at amortized cost on the consolidated balance sheets.

The Company incurred approximately $4.1 million of debt issuance costs relating to the issuance of the 2025 Convertible Senior Notes, which were recorded as a reduction to the 2025 Convertible Senior Notes on the consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2025 Convertible Senior Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the 2025 Convertible Senior Notes. The effective interest rate on the 2025 Convertible Senior Notes is 3.74%.

On November 9, 2021, the Company entered into separate, privately negotiated note purchase agreements with a limited number of holders of its 2025 Convertible Senior Notes pursuant to which the Company repurchased approximately $100.7 million principal amount of 2025 Convertible Senior Notes for an aggregate cash repurchase price of approximately $351.1 million, which includes accrued and unpaid interest on the repurchased 2025 Convertible Senior Notes. The Company used net proceeds from a registered direct placement of its common stock to holders of its 2025 Convertible Senior Notes, together with a portion of the net proceeds from the issuance of the 2026 Convertible Senior Notes, to repurchase the $100.7 million principal amount of 2025 Convertible Senior Notes (see Note 15). This transaction involved contemporaneous exchanges of cash between the Company and the same limited number of holders of the 2025 Convertible Senior Notes participating in the issuance of the 2026 Convertible Senior Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting depending on whether the exchange is determined to have substantially different terms. The repurchase of the 2025 Convertible Senior Notes and issuance of the 2026 Convertible Senior Notes were deemed to have substantially different terms based on the present value of the cash flows. Therefore, the repurchase of the 2025 Convertible Senior Notes was accounted for as a debt extinguishment. The Company recorded $251.8 million as loss on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2021, which includes the write off of related deferred financing costs of $2.6 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Convertible Senior Notes as of December 31, 2023 was $14.3 million.

In connection with the issuance of the 2025 Convertible Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the 2025 Convertible Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Convertible Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the 2025 Convertible Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Convertible Senior Notes, which was amended in December 2023. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the 2025 Convertible Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the 2025 Indenture accrue on any day on a note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the 2025 Convertible Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of 2025 Convertible Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of December 31, 2023, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.

Note 11. Notes Payable

Notes payable, bearing interest rates of 0.6% and 1.06% and maturing September 2030, consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Principal amount of notes payable	1,484	415
Less: current portion note payable	(149)	(60)
Notes payable – long term	$1,335	$355

Interest expense incurred in connection with the notes payable consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Interest expense	$12	$14	$—
Amortization of debt discount	—	44	231
Total interest expense on notes payable	$12	$58	$231

Cell&Co Notes

In connection with the acquisition of Cell&Co, the Company assumed two notes payable totaling €0.4 million ($0.4 million) bearing interest rates of 0.6% and 1.06%, respectively, payable quarterly, maturing in July 2027 and June 2030, respectively.

SCI JA8 Notes

In connection with the asset acquisition of SCI JA8 in October 2023, we assumed three notes payable totaling €1.0 million ($1.1 million) bearing interest rates of 0.85%, 1.60% and 1.63%, respectively, payable monthly, maturing in September 2031, September 2038 and July 2035, respectively.

Future note payments as of December 31, 2023 were as follows (in thousands):

Years Ending December 31,	Amount
2024	149
2025	151
2026	153
2027	150
2028	138
Thereafter	743
Total note maturities	$1,484

Note 12. Leases

The Company has operating leases for corporate offices and certain equipment. These leases have remaining lease terms of less than one year to approximately twenty-one years, some of which include options to extend the leases for multiple renewal periods of one to fifteen years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

In October 2022, Cryoport Systems entered into a lease agreement commencing in 2025, for a purpose-built administrative, global supply chain center and research and development center in Santa Ana, California, in the aggregate rental amount of $27.7 million spanning 10 years. This lease is not included in the balance sheet right-of-use asset and lease liability as it commences in 2025.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$7,294	$5,505	$4,556
Finance lease cost:
Amortization of right-of-use assets	219	79	61
Interest on finance lease liabilities	61	12	8
	280	91	69
Total lease cost	$7,574	$5,596	$4,625

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,720	$4,733	$3,993
Operating cash flows from finance leases	$263	$82	$65
Financing cash flows from finance leases	$202	$70	$58

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$11,109	$12,384	$10,175
Finance leases	$1,090	$259	$—

	December 31,
	2023	2022
Weighted-Average Remaining Lease Term
Operating leases	10.8 years	12.4 years
Finance leases	4.2 years	3.4 years

Weighted-Average Discount Rate
Operating leases	8.7%	9.5%
Finance leases	8.4%	7.8%

Future minimum lease payments under non-cancellable leases that have commenced as of December 31, 2023 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2024	8,063	374
2025	6,929	370
2026	5,741	343
2027	4,962	228
2028	3,707	122
Thereafter	27,076	26
Total future minimum lease payments	56,478	1,463
Less imputed interest	(21,752)	(223)
Total	$34,726	$1,240

	Operating	Finance
Reported as of December 31, 2023	Leases	Leases
Current lease liabilities	$5,371	$286
Noncurrent lease liabilities	29,355	954
Total	$34,726	$1,240

Note 13. Employee Benefit Plans

401(k) Plan

The Company provides a 401(k) Plan to provide retirement and incidental benefits for our eligible U.S. based employees. Employees may contribute up to 100% of their eligible compensation, limited to a maximum annual dollar amount set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 4% per year per person. All matching contributions vest immediately. During the years ended December 31, 2023, 2022 and 2021, we recognized expense of $1.3 million, $1.2 million and $0.8 million, respectively, related to matching contributions.

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

Employees of the Company who are in India participate in an employee benefit plan (the “Gratuity Plan”), which is required by local law and provides a lump sum payment to vested employees upon retirement, death, incapacitation, or termination of employment based on the respective employee’s salary and the tenure of employment. The benefit costs and liabilities regarding the Gratuity Plan are determined by actuarial valuations. The Company makes annual contributions to the employees’ gratuity fund established with Life Insurance Corporation of India, which calculates the annual contribution required to be made by the Company and manages the Gratuity Plan, including any required payouts. The Gratuity Plan is partially funded. The obligation under the Gratuity Plan is not significant at December 31, 2023.

Benefit costs associated with the non-U.S. employee benefit plans totaled $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total benefit obligation associated with the non-U.S. employee benefit plans totaled $0.3 million and $0.2 million at December 31, 2023 and 2022, respectively.

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

The New Prague fire resulted in a loss of inventory, fixed assets, and other contents at the site. We have adequate property damage and business interruption insurance under which we filed a claim with the insurance carrier. As of December 31, 2023, the Company received $15.1 million of insurance proceeds, of which the final payment of $2.2 million was received in the first quarter of 2023.

For the years ended December 31, 2023 and 2022, the Company recognized gains of $2.6 million and $4.2 million, respectively, related to business interruption. For the year ended December 31, 2022, the Company recognized a gain of $0.6 million related to the reimbursement of property and equipment. Proceeds from insurance settlements, except for those directly related to investing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

Facility and Equipment Leases

We lease various principal facilities which include corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities under operating leases in the United States, including in Tennessee, California, New Jersey, Texas, and Georgia, and internationally in the Netherlands, Portugal, and France. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis. In addition, we lease certain equipment which expires through July 2028 (See Note 12).

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

Repurchase Program

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The Company purchased an aggregate of 1,604,994 shares of its common stock under the Repurchase Program during the year ended December 31, 2022, at an average price of $23.63 per share, for an aggregate purchase price of $37.9 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase. No shares were purchased during the year ended December 31, 2023.

In September 2023, the Company repurchased $31.3 million in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $25.0 million in cash.  The Company recorded $5.7 million as a gain on extinguishment of debt on its condensed consolidated statement of operations for the year ended December 31, 2023, which includes the write off of $0.6 million of unamortized debt issuance costs.

As of December 31, 2023, the Company had $37.1 million of remaining repurchase authorization through December 31, 2025.

November 2021 Registered Direct Placement and Stock Purchase Agreements

Concurrent with the issuance of the 2026 Convertible Senior Notes in November 2021, the Company conducted a registered direct placement of 3,072,038 shares of its common stock at $81.10 per share (“Concurrent Placement”). The Company received net proceeds of approximately $248.9 million, net of offering expenses. The Company used the net proceeds from the Concurrent Placement, together with a portion of the net proceeds from the issuance of the 2026 Convertible Senior Notes, to repurchase approximately $100.7 million principal amount of the 2025 Convertible Senior Notes in separate, privately negotiated repurchase transactions with a limited number of holders of the 2025 Convertible Senior Notes, for a cash repurchase price of approximately $351.1 million. The remainder of the net proceeds of approximately $288.4 million, after deducting banker fees, are used for general corporate purposes (See Note 10).

January 2021 Public Offering

On January 25, 2021, the Company completed an underwritten public offering of 4,356,059 shares of its common stock. The shares were issued and sold pursuant to an underwriting agreement dated January 20, 2021, by and among the Company, on the one hand, and Morgan Stanley & Co. LLC, Jefferies LLC, SVB Leerink LLC and UBS Securities LLC, as representatives of certain underwriters, on the other hand, at a public offering price per share of $66.00, before deducting underwriting discounts and commissions.

The shares include 568,181 shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock pursuant to the underwriting agreement. The Company received net proceeds of approximately $269.8 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Series C Preferred Stock

The Series C Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). The Series C Preferred Stock has the following rights, preferences and privileges:

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the years ended December 31, 2023, 2022 and 2021 were $8.0 million, $8.0 million and $8.2 million, respectively.

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

Conversion Features. The Series C Preferred Stock is convertible at the option of the Holders at any time into shares of common stock at a conversion price of $38.6152 per share and a conversion rate of 25.90 shares of common stock per share of Series C Preferred Stock. The conversion price is subject to certain customary adjustments in the event of certain adjustments to the Company’s common stock, including stock dividends, splits, combinations, tender offers, and exchange offers. On February 5, 2021, 50,000 shares of the Company’s Series C Preferred Stock were converted, which resulted in the issuance of 1,312,860 shares of common stock and related expenses of $1.8 million.

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

Redemption Rights. The Company may redeem the Series C Preferred Stock for cash, as follows:

(1)At any time beginning five years after October 1, 2020 (but prior to six years after the Closing Date), all of the Series C Preferred Stock at a price equal to 105% of the purchase price paid plus any accrued and unpaid dividends.
(2)At any time beginning six years after October 1, 2020, all of the Series C Preferred Stock at a price equal to 100% of the purchase price paid plus any accrued and unpaid dividends.

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

Voting Rights. Holders of the Series C Preferred Stock are generally entitled to vote with the holders of the shares of common stock on an as-converted basis, subject to certain Nasdaq voting limitations, if applicable. Also, the consent of the Holders of a majority of the outstanding shares of the Series C Preferred Stock is required with respect to (i) amendments to the Company’s organizational documents that have an adverse effect on the Holders of the Series C Preferred Stock, and (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series C Preferred Stock. Holders of the Series C Preferred Stock have the right to nominate for election one member to the board of directors of the Company for so long as they hold 66.67% of the Series C Preferred Stock initially issued to them.

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

Common Stock Reserved for Future Issuance

As of December 31, 2023, approximately 18.0 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	7,224,820
Vesting of restricted stock units	1,076,629
Conversion of Series C Preferred Stock	5,894,535
Conversion of convertible 2026 Senior Notes	3,156,483
Conversion of convertible 2025 Senior Notes	599,954
Total shares of common stock reserved for future issuances	17,952,421

Note 16. Stock-Based Compensation

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan and in April 2021, the stockholders approved an increase of 2,850,000 shares authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of December 31, 2023, the Company had 873,468 shares available for future awards under the 2018 Plan.

During the years ended December 31, 2023, 2022 and 2021, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following assumptions:

	December 31,
	2023	2022	2021
Expected life (years)	3.8 - 5.2	3.8 – 5.2	3.5 - 6.1
Risk-free interest rate	3.5% - 4.4%	2.1% - 3.7%	0.47% - 1.18%
Volatility	69.9% - 80.0%	67.5% – 78.6%	64.4% – 80.8%
Dividend yield	0%	0%	0%

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

Total stock-based compensation expense related to our share-based payment awards is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$2,216	$1,459	$1,620
Selling, general and administrative	18,805	16,808	12,425
Engineering and development	1,787	1,815	1,300
	$22,808	$20,082	$15,345

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2020	7,554,305	$10.29
Granted (weighted-average fair value of $32.79 per share)	541,353	56.61
Exercised	(1,037,910)	8.66
Forfeited	(29,807)	40.56
Outstanding — December 31, 2021	7,027,941	13.97
Granted (weighted-average fair value of $17.17 per share)	589,287	30.12
Exercised	(206,898)	9.90
Forfeited	(69,809)	43.42
Outstanding — December 31, 2022	7,340,521	15.10
Granted (weighted-average fair value of $11.86 per share)	432,990	20.63
Exercised	(407,814)	3.63
Forfeited	(140,877)	24.82
Outstanding — December 31, 2023	7,224,820	$15.88	4.3	$34,594
Vested (exercisable) — December 31, 2023	6,356,813	$13.88	4.1	$34,545
Expected to vest after December 31, 2023 (unexercisable)	868,007	$30.55	5.7	$49
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on December 29, 2023, (the last trading day of the year) which was $15.49 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2023:

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life -Years	Price	Exercisable	Price
$1.87 – 3.21	729,900	2.3	$2.52	729,900	$2.52
$3.38 – 4.92	859,202	2.1	$4.35	859,202	$4.35
$5.00 – 7.89	925,116	1.6	$5.8	925,116	$5.8
$8.17 – 11.88	721,994	4.4	$9.13	721,994	$9.13
$12.53 – 15.81	910,362	5.3	$13.32	892,984	$13.33
$16.59 – 16.95	1,162,867	6.2	$16.92	1,049,018	$16.93
$17.36 – 36.68	1,319,922	5.9	$24.89	754,257	$23.75
$41.14 – 72.07	595,457	4.9	$54.70	424,342	$54.49
	7,224,820			6,356,813

As of December 31, 2023, there was unrecognized compensation expense of $14.3 million related to unvested stock options, which we expect to recognize over a weighted average period of 1.9 years.

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $6.7 million, $5.2 million and $57.5 million, respectively.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2021	373,849	$55.53
Granted	526,821	30.26
Share issuance	(101,070)	55.43
Forfeited	(71,616)	44.4
Outstanding – December 31, 2022	727,984	$38.32
Granted	667,319	19.80
Share issuance	(228,932)	37.63
Forfeited	(89,742)	29.34
Outstanding – December 31, 2023	1,076,629	$27.73

For the years ended December 31, 2023 and 2022, we recorded stock-based compensation expense on our issued restricted stock units of $10.0 million and $7.8 million, respectively. As of December 31, 2023, there was unrecognized compensation expense of $22.2 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.5 years.

Note 17. Income Taxes

Loss before provision for income taxes was attributed to the following jurisdictions for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$(70,227)	$(34,854)	$(273,531)
Foreign	(29,121)	(240)	(311)
	$(99,348)	$(35,094)	$(273,842)

The provision for income taxes consists of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	73	70	112
Foreign	2,263	2,634	1,783
Total current expense	2,336	2,704	1,895

Deferred:
Federal	(278)	(7,712)	(11,646)
State	(423)	(191)	(1,564)
Foreign	(1,396)	(1,545)	(1,126)
Change in valuation allowance	—	8,983	14,127
Total deferred expense	(2,097)	(465)	(209)
Total provision for income taxes	$239	$2,239	$1,686

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are shown below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$53,804	$40,927
Expenses recognized for granting of options and warrants	5,654	4,847
Interest expense	1,850	4,081
Unrealized losses	3,918	9,365
Capitalized research & experimentation	5,224	2,724
R&D tax credit	3,761	2,046
Accrued expenses and reserves	806	860
Goodwill	3,526	—
Lease liability	5,076	4,712
Total deferred tax assets	83,619	69,562
Valuation allowance	(77,194)	(61,700)
	$6,425	$7,862
Deferred tax liabilities:
Goodwill	$—	$(2,779)
Right-of-use assets	(4,674)	(4,382)
Intangibles	(2,926)	(3,906)
Unremitted foreign earnings	(985)	(777)
Total deferred tax liability	(8,585)	(11,844)
Net deferred tax liability	$(2,160)	$(3,982)

Our net deferred tax liability as presented in our consolidated balance sheet consists of the following items (in thousands):

	December 31,
	2023	2022
Deferred tax assets	$656	$947
Deferred tax liabilities	(2,816)	(4,929)
Net deferred tax liability	$(2,160)	$(3,982)

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

The provision for (benefit from) income taxes differs from that computed using the federal statutory rate applied to loss before provision for income taxes as follows (in thousands):

	December 31,
	2023	2022	2021
Computed tax benefit at federal statutory rate	$(20,863)	$(7,370)	$(57,507)
State tax, net of federal benefit	(277)	296	(1,222)
Non-deductible loss on debt extinguishment	—	—	50,817
Stock compensation	1,660	1,881	(7,543)
Deemed foreign dividend income	1,874	—	198
R&D tax credit	(793)	(590)	—
Permanent differences and other	(172)	352	813
Transaction cost	20	160	—
Executive compensation	40	83	1,894
Rate changes	(471)	(113)	105
Impairment of goodwill	3,614	—	—
Contingencies	(613)	(1,443)	8
Valuation allowance	16,220	8,983	14,123
	$239	$2,239	$1,686

At December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $188.8 million and $117.9 million, respectively. The federal net operating loss carryforwards begin to expire in 2024, unless previously utilized, and the state net operating loss carryforwards will begin to expire in 2028, unless previously utilized. Included in the federal net operating loss carryforward total is $132.0 million generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income. At December 31, 2023, the Company has foreign net operating loss carryforwards of approximately $36.6 million, which begin to expire in 2031. At December 31, 2023, the Company has federal and California research and development tax credits of approximately $3.8 million and $2.5 million, respectively. The federal research tax credit begins to expire in 2026 unless previously utilized and the California research tax credit has no expiration date.

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

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	December 31,
	2023	2022	2021
Unrecognized tax positions, beginning of period	$3,474	$4,932	$1,272
Gross increase – current period tax positions	133	214	2,220
Gross decrease – prior period tax positions	(718)	(1,672)	—
Gross increase – prior period tax positions	—	—	1,440
Expiration of statute of limitations	—	—	—
Unrecognized tax positions, end of period	$2,889	$3,474	$4,932

If recognized, none of the unrecognized tax positions would impact the Company’s income tax benefit or effective tax rate as long as the Company’s deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax positions within the next 12 months.

We recognize interest accrued related to unrecognized tax benefits (“UTBs”) and penalties as income tax expense. We accrued an immaterial amount of interest expense during 2021 in our statement of operations, and as of December 31, 2023, have an immaterial accrual for interest in our consolidated balance sheet.

Due to the NOL carryforwards, the U.S. federal and state returns remain open to examination by the Internal Revenue Service and state taxing jurisdictions for all years beginning with the year ended March 31, 2004. Our foreign subsidiaries are generally subject to examination three years following the year on which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Office of the Commissioner of Income Tax in India for the 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local income tax authorities.