Form 10-Q
period 2024-03-31
Cryoport, Inc.
filed 2024-05-08
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of May 1, 2024 there were 49,257,444 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49,663	$46,346
Short-term investments	398,881	410,409
Accounts receivable, net	41,253	42,074
Inventories	25,020	26,206
Prepaid expenses and other current assets	10,887	10,077
Total current assets	525,704	535,112
Property and equipment, net	86,008	84,858
Operating lease right-of-use assets	31,029	32,653
Intangible assets, net	190,088	194,382
Goodwill	107,588	108,403
Deposits	1,674	1,680
Deferred tax assets	758	656
Total assets	$942,849	$957,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$27,376	$26,995
Accrued compensation and related expenses	14,062	11,409
Deferred revenue	1,777	1,308
Current portion of operating lease liabilities	5,356	5,371
Current portion of finance lease liabilities	301	286
Current portion of notes payable	110	149
Current portion of contingent consideration	—	92
Total current liabilities	48,982	45,610
Convertible senior notes, net of discount of $6.4 million and $7.0 million, respectively	379,153	378,553
Notes payable	1,305	1,335
Operating lease liabilities, net of current portion	27,798	29,355
Finance lease liabilities, net of current portion	916	954
Deferred tax liabilities	2,414	2,816
Other long-term liabilities	312	601
Contingent consideration, net of current portion	9,779	9,497
Total liabilities	470,659	468,721

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock, $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	28,275	26,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,256,794 and 48,971,026 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	49	49
Additional paid-in capital	1,135,257	1,131,183
Accumulated deficit	(661,314)	(642,419)
Accumulated other comprehensive loss	(30,077)	(26,065)
Total stockholders’ equity	472,190	489,023
Total liabilities and stockholders’ equity	$942,849	$957,744

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Life Sciences Services revenue	$36,786	$35,836
Life Sciences Products revenue	17,806	26,981
Total revenue	54,592	62,817

Cost of services revenue	21,602	19,076
Cost of products revenue	11,215	16,669
Total cost of revenue	32,817	35,745
Gross margin	21,775	27,072

Operating costs and expenses:
Selling, general and administrative	38,304	33,241
Engineering and development	4,752	3,876
Total operating costs and expenses	43,056	37,117

Loss from operations	(21,281)	(10,045)
Other income (expense):
Investment income	2,600	2,467
Interest expense	(1,338)	(1,509)
Other income, net	1,339	4,005
Total other income, net	2,601	4,963
Loss before provision for income taxes	(18,680)	(5,082)
Provision for income taxes	(215)	(492)
Net loss	$(18,895)	$(5,574)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)
Net loss attributable to common stockholders	$(20,895)	$(7,574)
Net loss per share - basic and diluted	$(0.43)	$(0.16)
Weighted average shares outstanding – basic and diluted	49,019,964	48,362,501

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(18,895)	$(5,574)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	261	3,675
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	(2,314)	99
Foreign currency translation adjustments	(1,959)	1,204
Other comprehensive income (loss)	(4,012)	4,978
Total comprehensive loss	$(22,907)	$(596)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity (Deficit)

Balance at December 31, 2022	—	$—	—	$—	200,000	$18,275	48,334,280	$48	$1,114,896	$(542,832)	$(34,549)	$555,838
Net loss	—	—	—	—	—	—	—	—	—	(5,574)	—	(5,574)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	4,978	4,978
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,184	—	—	5,184
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	156,588	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	10,538	—	92	—	—	92
Balance at March 31, 2023	—	$—	—	$—	200,000	$20,275	48,501,406	$48	$1,118,172	$(548,406)	$(29,571)	$560,518

Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023
Net loss	—	—	—	—	—	—	—	—	—	(18,895)	—	(18,895)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(4,012)	(4,012)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,456	—	—	5,456
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	169,904	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	115,864	—	618	—	—	618
Balance at March 31, 2024	—	$—	—	$—	200,000	$28,275	49,256,794	$49	$1,135,257	$(661,314)	$(30,077)	$472,190

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(18,895)	$(5,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,469	6,404
Amortization of debt discount	601	641
Non-cash operating lease expense	1,360	1,099
Unrealized (gain) loss on investments in equity securities	678	(1,510)
Realized (gain) loss on available-for-sale investments	(2,416)	86
Stock-based compensation expense	5,456	5,184
Loss on disposal of property and equipment	131	77
Gain on insurance settlement	—	(2,642)
Change in credit losses	99	(103)
Insurance proceeds for operations	—	1,212
Change in contingent consideration	293	46
Changes in operating assets and liabilities:
Accounts receivable	437	(1,414)
Inventories	1,113	1,239
Prepaid expenses and other current assets	(1,174)	(271)
Deposits	(9)	(198)
Operating lease liabilities	(1,302)	(1,004)
Accounts payable and other accrued expenses	264	(3,276)
Accrued compensation and related expenses	2,719	1,962
Deferred revenue	462	570
Net deferred tax liability	(551)	246
Net cash provided by (used in) operating activities	(3,265)	2,774

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,006)	(9,569)
Insurance proceeds for loss of fixed assets	—	976
Software development costs	(443)	(463)
Purchases of short-term investments	(14,038)	—
Sales/maturities of short-term investments	25,250	7,850
Patent and trademark costs	(318)	(177)
Net cash provided by (used in) investing activities	6,445	(1,383)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	618	92
Repayment of notes payable	(36)	10
Repayment of finance lease liabilities	(70)	(31)
Net cash provided by financing activities	512	71
Effect of exchange rates on cash and cash equivalents	(375)	481
Net change in cash and cash equivalents	3,317	1,943
Cash and cash equivalents — beginning of period	46,346	36,595
Cash and cash equivalents — end of period	$49,663	$38,538

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$38	$—

Cash paid for income taxes	$417	$433

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$—	$4,436

Net unrealized gain (loss) on available-for-sale debt securities	$261	$(3,675)

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$(2,314)	$99

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$2,000	$2,000

Fixed assets included in accounts payable and accrued liabilities	$542	$707

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is a leading global provider of innovative products and services supporting the life sciences. Our mission is to enable the future of medicine for a new era of life sciences. With over 50 strategic locations covering the Americas, EMEA (Europe, the Middle East and Africa) and APAC (Asia Pacific), Cryoport's global platform provides mission-critical bio-logistics, bio-storage, bio-processing, and cryogenic systems to over 3,000 customers worldwide. Our platform of solutions and services, together with our global team of over 1,100 dedicated colleagues, delivers a unique combination of innovative supply chain technologies and services through our industry-leading brands, including Cryoport Systems, MVE Biological Solutions, CRYOPDP, and CRYOGENE.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(2.0) million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which amends the guidance in Topic 820,

Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the ASU introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for public business entities. We adopted ASU 2022-03 on January 1, 2024. The adoption of this standard did not have an impact on the Company’s consolidated financial statements or disclosures.

Accounting Guidance Issued but Not Adopted at March 31, 2024

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements—Amendments to Remove References to the Concept Statements,” which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718, or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 adds an example with multiple fact patterns and illustrates how an entity evaluates common terms and characteristics of profits interests and similar awards to reach a conclusion about whether an award meets the conditions in Topic 718. It also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to all periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Note 4. Revenue, Concentrations and Geographic Information

Customers

The Company grants credit to customers within the U.S. and international customers and does not require collateral. Revenue from international customers is generally secured by advance payments except for established foreign customers. The Company generally requires advance or credit card payments for initial revenue from new customers. The Company’s ability to collect receivables can be affected by economic fluctuations in the geographic areas and industries served by the Company.

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at March 31, 2024 and December 31, 2023.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the three months ended March 31, 2024 and 2023, the Company had revenue from foreign customers of approximately $24.7 million and $29.2 million, respectively, which constituted approximately 45.2% and 46.5%, respectively, of total revenue. No single customer generated over 10% of revenue during the three months ended March 31, 2024 and 2023.

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenue. Effective first quarter of 2024, we began reporting our services revenue in the following categories: BioLogistics Solutions and BioStorage/BioServices as Life Sciences Services, and our products revenue as Life Sciences Products. This change will better align our revenue categories with our strategic priorities. The following table disaggregates our revenue by category for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
BioLogistics Solutions	$33,258	$32,604
BioStorage/BioServices	3,528	3,232
Life Sciences Services	36,786	35,836
Life Sciences Products	17,806	26,981
Total revenue	$54,592	$62,817

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Americas	$29,904	$33,617
Europe, the Middle East, and Africa (EMEA)	15,610	18,159
Asia Pacific (APAC)	9,078	11,041
Total revenue	$54,592	$62,817

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.8 million and $1.3 million at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $0.4 million and $0.4 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at March 31, 2024 and December 31, 2023 are net of allowance for credit losses of $2.2 million and $2.0 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Balance of allowance for credit losses, beginning of period	$1,992	1,275
Change in expected credit losses	246	812
Write-offs, net of recoveries	2	(95)
Balance of allowance for credit losses, end of period	$2,240	1,992

Note 5. Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, unvested restricted stock units and shares associated with the conversion of the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”), the Company’s 3.0% Convertible Senior Notes due in 2025 (the “2025 Senior Notes”) together with the 2026 Senior Notes, the “Convertible Senior Notes”) and the Company’s 4.0% Series C Convertible Preferred Stock (“Series C Preferred stock”) outstanding during the periods, using the treasury stock method or the “if converted” method as applicable.

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(18,895)	$(5,574)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)
Net loss attributable to common shareholders	$(20,895)	$(7,574)
Weighted average common shares issued and outstanding - basic and diluted	49,019,964	48,362,501
Basic and diluted net loss per share	$(0.43)	$(0.16)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Stock options	2,201,358	3,438,314
Restricted stock units	1,207,323	665,110
Series C convertible preferred stock	5,953,481	5,721,177
Conversion of 2026 Senior Notes	3,156,483	3,422,780
Conversion of 2025 Senior Notes	599,954	599,954
	13,118,599	13,847,335

Note 6. Acquisitions

2022 Acquisitions

In April 2022, we completed the acquisition of Cell&Co BioServices in Clermont-Ferrand, France with additional operations in Pont-du-Château, France to further enhance our existing global temperature-controlled supply chain capabilities. Cell&Co BioServices is a bioservices business providing biorepository, kitting, and logistics services to the life sciences industry. The purchase consideration was €5.7 million ($6.2 million), comprised of upfront consideration of €3.2 million ($3.5 million) in cash, 15,152 shares of the Company’s common stock with a fair value of $0.4 million, and an earn-out provision with a fair value of €2.0 million ($2.2 million) based on achieving annual EBITDA targets through 2025, as defined in the share purchase agreement. Through March 31, 2024, the Company has made $0.3 million in earn-out payments to the sellers. Of the purchase consideration, $2.7 million was allocated to goodwill and $3.4 million to identifiable intangible assets. The acquired goodwill and intangible assets are not deductible for tax purposes.

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

Tec4med Life Science Acquisition

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

Bluebird Express Acquisition

In November 2023, we also acquired Bluebird Express, LLC ("Bluebird Express"), a provider of time-sensitive domestic and international transportation services with key operations centers in Los Angeles (LAX) and New York (JFK). Bluebird Express has over 20 years of experience in providing these services, is a fully accredited cargo agent certified by the International Air Transport Association (IATA) and an indirect air carrier (IAC) authorized and regulated by the Transportation Security Administration (TSA).

The Bluebird Express acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” and, therefore, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Fair values were determined by management based in part on an independent valuation performed by a third-party valuation specialist and required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenue and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

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
$10,229

The following table summarizes the estimated fair values of Bluebird Express’ identifiable intangible assets at the date of acquisition and their estimated useful lives and amortization expense based on their respective useful lives (in thousands):

				Annual
	Estimated	Estimated	Amortization	Amortization
	Fair Value	Useful Life	Method	Expense
Customer relationships	$220	8.3	Straight-line	$27
Non-competition agreement	420	5	Straight-line	84
Agent network	2,890	4	Straight-line	723
Trade names/trademarks - finite-lived	120	1.5	Straight-line	80
Total	$3,650			$914

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

Acquisition-related transaction costs (included in selling, general and administrative expenses) totaled approximately $0.4 million.

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Cash	$42,582	$40,979
Cash equivalents:
Money market mutual fund	7,081	5,367
Total cash and cash equivalents	49,663	46,346
Short-term investments:
U.S. Treasury notes and bills	126,738	136,665
Mutual funds	100,407	101,085
Corporate debt securities	171,736	172,658
Total short-term investments	398,881	410,409
Cash, cash equivalents and short-term investments	$448,544	$456,755

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at March 31, 2024 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$126,776	$321	$(359)	$126,738
Corporate debt securities	171,437	572	(273)	171,736
Total available-for-sale investments	$298,213	$893	$(632)	$298,474

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2024:

	Amortized Cost	Fair Value
Due within one year	$102,367	$102,975
Due after one year through five years	195,846	195,499
Due after five years through ten years	—	—
Total	$298,213	$298,474

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2023 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$133,989	$2,697	$(21)	$136,665
Corporate debt securities	168,592	4,067	(1)	172,658
Total available-for-sale investments	$302,581	$6,764	$(22)	$309,323

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2023:

	Amortized Cost	Fair Value
Due within one year	$101,252	$103,802
Due after one year through five years	201,329	205,521
Due after five years through ten years	—	—
Total	$302,581	$309,323

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$54,463	$(298)	$72,275	$(61)	$126,738	$(359)
Corporate debt securities	24,244	(20)	147,492	(254)	171,736	(274)
Total	$78,707	$(318)	$219,767	$(315)	$298,474	$(633)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at March 31, 2024. For corporate debt securities, the unrealized losses were primarily caused by interest rate increases. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at March 31, 2024.

During the three months ended March 31, 2024 and 2023, we had realized gains (losses) of $2.4 million and ($0.09) million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $100.4 million at March 31, 2024. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the three months ended March 31, 2024 and 2023 related to equity securities held at March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net losses recognized during the three months on equity securities	$(678)	$—
Less: net gains (losses) recognized during the year on equity securities sold during the period	—	1,510
Unrealized gains (losses) recognized during the three months on equity securities still held at March 31, 2024 and 2023	$(678)	$1,510

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of March 31, 2024 and 2023 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
Money market mutual fund	$7,081	$—	$—	$7,081
Mutual funds	100,407	—	—	100,407
U.S. Treasury notes	126,738	—	—	126,738
Corporate debt securities	171,736	—	—	171,736
	$405,962	$—	$—	$405,962
Liabilities:
Convertible Senior Notes	$—	$379,153	$—	$379,153
Contingent consideration	—	—	9,779	9,779
	$—	$379,153	$9,779	$388,932

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Money market mutual fund	$5,367	$—	$—	$5,367
Mutual funds	101,085	—	—	101,085
U.S. Treasury notes	136,665	—	—	136,665
Corporate debt securities	172,658	—	—	172,658
	$415,775	$—	$—	$415,775
Liabilities:
Convertible Senior Notes	$—	$378,553	$—	$378,553
Contingent consideration	—	—	9,589	9,589
	$—	$378,553	$9,589	$388,142

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and U.S. Treasury bills, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2024.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$364,388	$311,655	$364,362	$306,355
2025 Senior Notes	$14,765	$13,709	$14,191	$13,495

Under the terms of the Critical Transport Solutions Australia (CTSA) acquisition, contingent consideration may be payable in cash based on the achievement of a certain EBITDA target for 2024, with no maximum limit as to the contingent consideration achievable. Under the terms of the F-airGate, Cell&Co, Polar Expres, and Bluebird Express acquisitions, contingent consideration may be payable in cash based on the achievement of certain future revenue and/or EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $26.1 million (undiscounted) in the aggregate. The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the F-airGate and Polar Expres acquisitions was determined using a probability-weighted discounted cash flow model. The fair value of the contingent consideration for the CTSA, Cell&Co and Bluebird Express acquisitions was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $9.8 million and $9.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The losses recognized in earnings and the change in net assets related to the contingent consideration at March 31, 2024 were as follows (in thousands):

	Fair Value	Losses		Foreign	Fair Value
	December 31,	recognized in		Currency	March 31,
	2023	earnings	Payments	Adjustment	2024
2021 Acquisitions	$1,006	$51	$—	$(43)	$1,014
2022 Acquisitions	2,596	37	—	(59)	2,574
2023 Acquisitions	5,987	204	—	—	6,191
	$9,589	$292	$—	$(102)	$9,779

The losses recognized in earnings have been reported in operating expenses in the consolidated statement of operations for the three months ended March 31, 2024.

Note 9. Inventory

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$14,666	$15,335
Work-in-process	887	1,375
Finished goods	9,467	9,496
Total	$25,020	$26,206

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Balance at beginning of year	$108,403	$151,117
Foreign currency adjustment	(815)	(284)
Goodwill impairment	—	(49,569)
Goodwill related to Tec4med acquisition	—	2,694
Goodwill related to Bluebird acquisition	—	4,445
Total	$107,588	$108,403

Intangible Assets

The following table presents our intangible assets as of March 31, 2024 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$810	$409	$401	5
Technology	50,997	12,567	38,430	9
Customer relationships	131,785	32,667	99,118	11
Trade name/trademark	947	260	687	10
Agent network	14,020	9,330	4,690	3
Order backlog	2,600	2,600	—	—
Land use rights	2,198	244	1,954	34
Patents and trademarks	45,029	221	44,808	—
Total	$248,386	$58,298	$190,088

The following table presents our intangible assets as of December 31, 2023 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$810	$368	$442	5
Technology	50,376	11,205	39,171	9
Customer relationships	131,578	29,964	101,614	11
Trade name/trademark	938	211	727	10
Agent network	13,761	8,148	5,613	3
Order backlog	2,600	2,600	—	—
Land use rights	2,255	247	2,008	34
Patents and trademarks	44,932	125	44,807	—
Total	$247,250	$52,868	$194,382

Amortization expense for intangible assets for the three months ended March 31, 2024 and 2023 was $4.4 million and $3.8 million, respectively.

Expected future amortization of intangible assets as of March 31, 2024 is as follows:

Years Ending December 31,	Amount
Remainder of 2024 (excluding the three months ended March 31, 2024)	$16,806
2025	14,788
2026	14,500
2027	14,155
2028	13,109
Thereafter	70,747
$144,105

Note 11. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	371,185	371,185
Less: unamortized debt issuance costs	(6,376)	(6,976)
Net carrying value of Convertible Senior Notes payable	$379,153	$378,553

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Coupon interest	$804	$862
Amortization of debt issuance costs	601	641
Total interest expense on Convertible Senior Notes	$1,405	$1,503

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

See Note 10 – Convertible Senior Notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to the Company’s Convertible Senior Notes.

Note 12. Notes Payable

Notes payable consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Principal amount of notes payable	$1,415	$1,484
Less: current portion of notes payable	(110)	(149)
Notes payable – long-term	$1,305	$1,335

Interest expense incurred in connection with the notes payable consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Interest expense	$5	$1
Amortization of debt discount	—	—
Total interest expense on notes payable	$5	$1

Cell&Co Notes

In connection with the acquisition of Cell&Co, the Company assumed two notes payable totaling €0.4 million ($0.4 million) bearing interest rates of 0.6% and 1.06%, respectively, payable quarterly, maturing in July 2027 and September 2030, respectively.

SCI JA8 Notes

In connection with the acquisition of SCI JA8 in October 2023, the Company assumed three notes payable totaling €1.0 million ($1.1 million) bearing interest rates of 0.85%, 1.60% and 1.63%, respectively, payable monthly, maturing in September 2031, September 2038 and July 2035, respectively.

Future note payments as of March 31, 2024 were as follows (in thousands):

Years Ending December 31,	Amount
2024 (excluding the three months ended March 31, 2024)	$110
2025	149
2026	151
2027	148
2028	135
Thereafter	722
Total note maturities	$1,415

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

In October 2022, Cryoport Systems entered into a lease agreement commencing in 2025 for an administrative, global supply chain center and research and development center in Santa Ana, California, in the aggregate rental amount of $27.7 million spanning 10 years. This lease is not included in the balance sheet right-of-use asset and lease liability as it commences in 2025.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$2,047	$1,782
Finance lease cost:
Amortization of right-of-use assets	80	32
Interest on finance lease liabilities	26	5
	106	37
Total lease cost	2,153	1,819

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,988	$1,639
Operating cash flows from finance leases	$96	$37
Financing cash flows from finance leases	$70	$31

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$—	$4,436
Finance leases	$63	$—

	March 31,		December 31,
	2024		2023
Weighted-Average Remaining Lease Term
Operating leases	10.9	years	10.8	years
Finance leases	3.9	years	4.2	years

Weighted-Average Discount Rate
Operating leases	8.8%		8.7%
Finance leases	7.8%		8.4%

Future minimum lease payments under non-cancellable leases that have commenced as of March 31, 2024 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2024 (excluding the three months ended March 31, 2024)	$6,015	$291
2025	6,851	385
2026	5,683	357
2027	4,909	244
2028	3,673	121
Thereafter	26,992	24
Total future minimum lease payments	54,123	1,422
Less: imputed interest	(20,969)	(205)
Total	$33,154	$1,217

	Operating	Finance
Reported as of March 31, 2024	Leases	Leases
Current lease liabilities	$5,356	$301
Noncurrent lease liabilities	27,798	916
Total	$33,154	$1,217

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

The New Prague fire resulted in a loss of inventory, fixed assets, and other contents at the site. We have adequate property damage and business interruption insurance under which we filed a claim with the insurance carrier. The Company received a total of $15.1 million of insurance proceeds, of which the final payment of $2.2 million was received in the first quarter of 2023.

For the three months ended March 31, 2023, the Company recognized a gain of $2.6 million related to business interruption. Proceeds from insurance settlements, except for those directly related to investing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

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

Repurchase Program

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. No shares were purchased during the three months ended March 31, 2024 and 2023.

In September 2023, the Company repurchased $31.3 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $25.0 million in cash. The Company recorded $5.7 million as a gain on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2023, which includes the write off of $0.6 million of unamortized debt issuance costs. No convertible senior notes were purchased during the three months ended March 31, 2024.

At March 31, 2024, the Company had $37.1 million of remaining repurchase authorization under the Repurchase Program through December 31, 2025.

Common Stock Reserved for Future Issuance

As of March 31, 2024, approximately 18.2 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	7,239,928
Vesting of restricted stock units	1,207,323
Conversion of Series C Preferred Stock	5,953,481
Conversion of convertible 2026 Senior Notes	3,156,483
Conversion of convertible 2025 Senior Notes	599,954
Total shares of common stock reserved for future issuances	18,157,169

Note 16. Stock-Based Compensation

Stock Options

During the three months ended March 31, 2024 and 2023, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	March 31,
	2024	2023
Expected life (years)	3.8 - 4.9	4.2 - 5.2
Risk-free interest rate	4.3% - 4.4%	3.5% - 3.6%
Volatility	69.5% - 69.5%	73.0%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$669	$475
Selling, general and administrative	4,378	4,304
Engineering and development	409	405
	$5,456	$5,184

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2023	7,224,820	$15.88	—	—
Granted (weighted-average fair value of $8.72 per share)	168,611	15.88	—	—
Exercised	(115,864)	5.34	—	—
Forfeited	(37,639)	36.91	—	—
Outstanding — March 31, 2024	7,239,928	$15.94	4.1	$43,542
Vested (exercisable) — March 31, 2024	6,422,781	$14.34	3.9	$43,122
Expected to vest after March 31, 2024 (unexercisable)	817,147	$28.49	4.1	$419
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on March 28, 2024 (the last trading day of the quarter), which was $17.70 per share.

Total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $1.1 million and $0.1 million, respectively.

As of March 31, 2024, there was unrecognized compensation expense of $12.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.0 years.

As of March 31, 2024, the Company had 441,898 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2023	1,076,629	$27.73
Granted	334,820	15.18
Share issuance	(169,904)	17.03
Forfeited	(34,222)	26.38
Outstanding – March 31, 2024	1,207,323	$22.74

For the three months ended March 31, 2024 and 2023, we recorded stock-based compensation expense on our issued restricted stock units of $2.6 million and $2.1 million, respectively. As of March 31, 2024, there was unrecognized compensation expense of $24.0 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.7 years.

Note 17. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity”, or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; projected trends in the market in which we operate; our expectations relating to current supply chain impacts; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements, including, but not limited to, risks and uncertainties associated with the effect of changing economic and geopolitical conditions, supply chain constraints, inflationary pressures, and the effects of foreign currency fluctuations, trends in the products markets, variations in the Company’s cash flow, market acceptance risks, and technical development risks. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 13, 2024 (the “2023 Annual Report”), and those reports filed after the date of this Quarterly Report. Actual results may differ materially from any forward-looking statement due to, among other things, the factors and risks described in our reports filed with the SEC.

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2024 (unaudited) and the consolidated balance sheet as of December 31, 2023 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2023, 2022 and 2021, included in the Company’s 2023 Annual Report.

Overview

Cryoport is a global leader in supply chain solutions for cell and gene therapies that enable manufacturers, contract manufacturers, contract research organizations, developers, and researchers to carry out their respective business. We provide a broad array of supply chain solutions for the life sciences in the industry. Through our platform of critical products and solutions, including advanced temperature-controlled packaging, informatics, specialized bio-logistics services, bio-storage, bioservices, and cryogenic systems, we are “Enabling the Future of MedicineTM”, worldwide, through our innovative systems, complaint procedures, and agile approach to superior supply chain management.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of March 31, 2024, we supported 675 clinical trials, of which 77 were in Phase 3, and 14 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and receive commercial approval from the respective regulatory agencies will represent opportunities to become significant revenue drivers for us as the majority of them will require comprehensive temperature-controlled supply chain support and other services at commercial scale. Additionally, we expect that most will select us as their critical supply chain solution partner as a result of our work in connection with their respective clinical trials and our long track record of innovation and market responsiveness.

In addition, Cryoport also supports the animal health market and the human reproductive market on a global basis with its advanced supply chain platform. The animal health market is primarily composed of supporting animal husbandry, and companion and recreation animal health. The human reproductive market is primarily composed of In-Vitro Fertilization (IVF) support for patients and fertility clinics.

Impact of Inflation

Inflation generally impacts us by increasing our costs of labor, material, transportation and pricing from third party manufacturers. While the rates of inflation have not had a material impact on our financial statements in the past, we have seen some impact on gross margins in 2024 and 2023. Based on the current economic outlook, inflationary pressures could affect our financial performance in the future if cost increases cannot be offset by net realized annual price increases and productivity gains.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	($ in 000’s)
Life Sciences Services revenue	$36,786	$35,836	$950	2.6%
Life Sciences Products revenue	17,806	26,981	(9,175)	(34.0)%
Total revenue	54,592	62,817	(8,225)	(13.1)%

Cost of services revenue	(21,602)	(19,076)	(2,526)	13.2%
Cost of products revenue	(11,215)	(16,669)	5,454	(32.7)%
Total cost of revenue	(32,817)	(35,745)	2,928	(8.2)%

Gross margin	21,775	27,072	(5,297)	(19.6)%
Selling, general and administrative	(38,304)	(33,241)	(5,063)	15.2%
Engineering and development	(4,752)	(3,876)	(876)	22.6%
Investment income	2,600	2,467	133	5.4%
Interest expense	(1,338)	(1,509)	171	(11.3)%
Other income, net	1,339	4,005	(2,666)	(66.6)%
Provision for income taxes	(215)	(492)	277	(56.3)%
Net loss	$(18,895)	$(5,574)	$(13,321)	239.0%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net loss attributable to common stockholders	$(20,895)	$(7,574)	$(13,321)	175.9%

Total revenue by category (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
BioLogistics Solutions	$33,258	$32,604	$654	2.0%
BioStorage/BioServices	3,528	3,232	296	9.2%
Life Sciences Services	36,786	35,836	950	2.7
Life Sciences Products	17,806	26,981	(9,175)	(34.0)%
Total revenue	$54,592	$62,817	$(8,225)	(13.1)%

Revenue. Revenue decreased by $8.2 million, or 13.1%, from $62.8 million to $54.6 million for the three months ended March 31, 2024, as compared to the same period in 2023.

Revenue by type

Life Sciences Services revenue increased by $1.0 million, or 2.6%, from $35.8 million to $36.8 million for the three months ended March 31, 2024, as compared to the same period in 2023. This increase was driven by year-over-year growth in BioStorage/BioServices and Commercial Cell & Gene therapy revenue of 9.2% and 9.1%, respectively, demonstrating strong demand for our services offerings. We also continued to gain clinical trial market share with Cryoport supporting a total of 675 clinical trials globally at March 31, 2024, of which 77 of these clinical trials were in phase 3, representing an overall increase of 23 clinical trials from 652 clinical trials at year end 2023. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Products revenue decreased by $9.2 million, or 34.0%, from $27.0 million to $17.8 million for the three months ended March 31, 2024, as compared to the same period in 2023. This was primarily a result of decreased demand for cryogenic freezer systems that commenced during the second quarter of 2023, particularly in China. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Gross margin and cost of revenue. Gross margin for the three months ended March 31, 2024 was 39.9% of total revenue, as compared to 43.1% of total revenue for the three months ended March 31, 2023. Cost of total revenue decreased $2.9 million to $32.8 million for the three months ended March 31, 2024, as compared to $35.7 million in the same period in 2023, as a result of the decrease in revenue over the prior year.

Gross margin for our Life Sciences Services revenue was 41.3%, as compared to 46.8% for the three months ended March 31, 2023. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 37.0%, as compared to 38.2% for the three months ended March 31, 2023. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $5.1 million, or 15.2% as compared to the same period in 2023. This increase was driven by the further buildout of our competencies and infrastructure, both organically and through acquisitions, to support the continuing scaling of our business and demand for Cryoport’s systems and solutions and buildout of new competencies, such as the IntegriCellTM platform, a standardized integrated apheresis collection, cryopreservation and distribution solution for cell therapies for which Cryoport is currently building out two centers of excellence located in Houston, Texas, U.S. and Liège, Belgium which are expected to be fully qualified and operational during the second half of 2024. Wages and associated employee costs increased $3.1 million from $16.1 million in 2023 to $19.2 million in 2024. Facility and other overhead allocations increased $0.8 million, primarily driven by our facility expansions in Houston, Texas and Morris Plains, New Jersey. Depreciation and amortization increased $0.6 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions and the launch of Cryoportal® 2 Logistics Management Platform in May 2023, public company-related expenses (including legal, D&O insurance, audit and internal control audit fees) increased $0.5 million and marketing and trade show expense increased $0.4 million. These increases were partially offset by a decrease of $1.1 million for acquisition and integrations costs incurred in 2023 as a result of exploring a strategic business opportunity and acquisitions that did not reoccur in 2024.

Engineering and development expenses. Engineering and development expenses increased by $0.9 million, or 22.6%, for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to an increase of $0.6 million in wages and associated employee costs to add software development and engineering resources and $0.4 million consulting costs directed at further enhancing our logistics and supply chain solutions. We continually strive to improve and expand the features of our Cryoport Express®, Cryoport ELITE™ Solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleet. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income increased by $0.1 million for the three months ended March 31, 2024, as compared to the prior year as a result of higher average invested cash balances and higher interest rates on such invested cash balances.

Interest expense. Interest expense decreased by $0.2 million for the three months ended March 31, 2024, as compared to the prior year.

Other income, net. Other income, net decreased by $2.7 million for the three months ended March 31, 2024, as compared to the prior year. This was primarily due to a decrease in the gain on insurance claim of $2.6 million related to the New Prague fire as compared to prior year which was partially offset by an increase of $0.3 million in short-term investment net unrealized gains.

Provision for income taxes. The provision for income taxes decreased by $0.3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, resulting in effective tax rates of negative 1.2% and negative 9.7%, respectively. The increase in tax expense and effective tax rate for the three months ended March 31, 2024, as compared to the prior year is due to higher taxable foreign earnings. The negative effective tax rate of 1.2% for the three months ended March 31, 2024, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net loss adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, investment income, unrealized gain or loss on investments, foreign currency gain or loss, gain on insurance claim, changes in fair value of contingent consideration and charges or gains resulting from non-recurring events.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
GAAP net loss	$(18,895)	$(5,574)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	7,469	6,404
Acquisition and integration costs	114	1,257
Investment income	(2,600)	(2,467)
Unrealized loss on investments	(1,737)	(1,424)
Gain on insurance claim	—	(2,642)
Foreign currency (gain)/loss	661	157
Interest expense, net	1,338	1,509
Stock-based compensation expense	5,456	5,184
Change in fair value of contingent consideration	293	46
Income taxes	215	492
Adjusted EBITDA	$(7,686)	$2,942

Revenue at Constant Currency

We believe that revenue growth is a key indicator of how our Company is progressing from period to period and we believe that the non-GAAP financial measure “revenue at constant currency” is useful to investors in analyzing the underlying trends in revenue. Under U.S. GAAP, revenue received in local (non-U.S. dollar) currency is translated into U.S. dollars at the average exchange rate for the period presented. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. When we use the term “constant currency,” it means that we have translated local currency revenue for the current reporting period into U.S. dollars using the same average foreign currency exchange rates for the conversion of revenue into U.S. dollars that we used to translate local currency revenue for the comparable reporting period of the prior year.

Recent fluctuations in foreign currency exchange rates, including the increased strength of the U.S. dollar against the Euro, British Pound, Chinese Yuan, and Indian Rupee has adversely impacted our results of operations and cash flow from our operations in EMEA and APAC. For the three months ended March 31, 2024, our revenue would have remained unchanged in constant currency.

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

Cryoport, Inc. and Subsidiaries

Revenue by Market at Constant Currency

(Unaudited, in thousands)

	Three Months Ended March 31, 2024
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$36,786	$17,806	$54,592
Non-GAAP Constant Currency	36,781	17,809	54,590
FX Impact [$]	$5	$(3)	$2
FX Impact [%]	0.0%	(0.0)%	0.0%

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash and cash equivalents of $49.7 million, $398.9 million in short-term investments and had working capital of $476.7 million. We expect to continue to incur significant expenses in the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

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

Cash flows Summary

	For the Three Months Ended March 31,
	2024	2023	$ Change
	(in thousands)
Operating activities	$(3,265)	$2,774	$(6,039)
Investing activities	6,445	(1,383)	7,828
Financing activities	512	71	441
Effect of exchange rate changes on cash and cash equivalents	(375)	481	(856)
Net increase in cash and cash equivalents	$3,317	$1,943	$1,374

Operating activities

For the three months ended March 31, 2024, our cash used in operating activities of $3.3 million reflects the net loss of $18.9 million offset by non-cash expenses of $13.7 million primarily comprised of $7.5 million of depreciation and amortization, $5.5 million of stock-based compensation, $1.4 million of non-cash operating lease expense, which was partially offset by a gain on available-for-sale investments of $2.4 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items was a decrease in operating lease liabilities of $1.3 million, an increase in prepaid expenses and other current assets of $1.2 million and a decrease in net deferred tax liability of $0.6 million, which were partially offset by an increase in accrued compensation and related expenses of $2.7 million, a decrease in inventories of $1.1 million, an increase in deferred revenue of $0.5 million, and a decrease in accounts receivable of $0.4 million.

Investing activities

Net cash provided by investing activities of $6.4 million during the three months ended March 31, 2024 was primarily due to the maturity of short-term investments of $25.3 million, which was partially offset by purchases of short-term investments of $14.0 million and facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $4.0 million.

Financing activities

Net cash provided by financing activities totaled $0.5 million during the three months ended March 31, 2024, primarily due to proceeds of $0.6 million from the exercise of stock options.

Repurchase Program

On March 11, 2022, the Company announced that its board of directors authorized the Repurchase Program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. There were no shares repurchased during the three months ended March 31, 2024 and 2023.

In September 2023, the Company repurchased $31.3 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $25.0 million in cash. Following these repurchases, approximately $371.2 million principal amount of the 2026 Senior Notes remain outstanding.

As of March 31, 2024, the Company had $37.1 million of remaining repurchase authorization under the Repurchase Program through December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2024, the estimated fair value of the Convertible Senior Notes was $325.4 million. For additional information about the Convertible Senior Notes, see Note 11 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenue and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the three months ended March 31, 2024, revenue from our international business, which accounted for 39% of our consolidated revenue, decreased by less than $0.1 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenue.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance of as of March 31, 2024, of $31.5 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.6 million, $3.2 million, and $6.3 million, respectively, recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of March 31, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $4.3 million, $8.6 million, and $17.3 million, respectively, reported as accumulated other comprehensive income (loss). Based on the short-term intercompany loan balances as of March 31, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $3.2 million, $6.3 million, and $12.6 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, Risk Factors, in the 2023 Annual Report, which could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2024.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

On March 15, 2024, Jerrell W. Shelton, our President and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Shelton’s plan covers the potential sale of (i) up to 382,032 shares of our common stock to be acquired upon the exercise of stock options, and (ii) an undetermined number of shares of common stock pursuant to sell-to-cover transactions in order to cover the exercise price and holder’s tax liability associated with the exercise of up to 486,559 stock options during the term of such plan, with the specific amount of shares to be sold being dependent on the market price of the shares of our common stock at the time of such transactions. Transactions under Mr. Shelton’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Shelton’s plan will terminate on the earlier of December 15, 2024 or the date all shares subject to the plan have been sold.

On March 15, 2024, Ramkumar Mandalam, a member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Dr. Mandalam’s plan covers the potential sale of up to 24,912 shares of our common stock to be acquired upon the exercise of stock options or settlement of restricted stock units. Transactions under Dr. Mandalam’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Dr. Mandalam’s plan will terminate on the earlier of December 15, 2024 or the date all shares subject to the plan have been sold.

ITEM 6. EXHIBITS

Exhibit
Index

10.1

Amended and Restated Employment Agreement dated February 15, 2024 between the Company and Jerrell W. Shelton.  Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 15, 2024.

10.2

Amended and Restated Employment Agreement dated February 15, 2024 between the Company and Robert S. Stefanovich.  Incorporated by reference to Exhibit 10.2 of the Company’s Current report on Form 8-K dated February 15, 2024.

10.3

Amended and Restated Employment Agreement dated February 15, 2024 between the Company and Mark Sawicki.  Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 15, 2024.

10.4

Employment Agreement dated February 19, 2024 between the Company and Edward Zecchini. Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024.

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

Cryoport, Inc.

Dated: May 7, 2024

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: May 7, 2024

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer