Form 10-Q
period 2024-06-30
Cryoport, Inc.
filed 2024-08-08
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(949) 470-2300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value	CYRX	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of July 31, 2024 there were 49,412,294 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,458	$46,346
Short-term investments	380,684	410,409
Accounts receivable, net	40,160	42,074
Inventories	23,609	26,206
Prepaid expenses and other current assets	11,075	10,077
Total current assets	501,986	535,112
Property and equipment, net	86,653	84,858
Operating lease right-of-use assets	29,684	32,653
Intangible assets, net	178,388	194,382
Goodwill	52,384	108,403
Deposits	1,668	1,680
Deferred tax assets	1,578	656
Total assets	$852,341	$957,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$24,805	$26,995
Accrued compensation and related expenses	10,690	11,409
Deferred revenue	1,317	1,308
Current portion of operating lease liabilities	5,299	5,371
Current portion of finance lease liabilities	365	286
Current portion of convertible senior notes, net of discount of $0.1 million	14,244	—
Current portion of notes payable	110	149
Current portion of contingent consideration	3,055	92
Total current liabilities	59,885	45,610
Convertible senior notes, net of discount of $5.5 million and $7.0 million, respectively	355,665	378,553
Notes payable	1,258	1,335
Operating lease liabilities, net of current portion	26,523	29,355
Finance lease liabilities, net of current portion	1,137	954
Deferred tax liabilities	2,651	2,816
Other long-term liabilities	427	601
Contingent consideration, net of current portion	4,700	9,497
Total liabilities	452,246	468,721

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	30,275	26,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,412,294 and 48,971,026 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	49	49
Additional paid-in capital	1,138,263	1,131,183
Accumulated deficit	(739,303)	(642,419)
Accumulated other comprehensive loss	(29,189)	(26,065)
Total stockholders’ equity	400,095	489,023
Total liabilities and stockholders’ equity	$852,341	$957,744

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Life Sciences Services revenue	$38,040	$35,204	$74,826	$71,040
Life Sciences Products revenue	19,557	21,817	37,363	48,798
Total revenue	57,597	57,021	112,189	119,838

Cost of services revenue	21,105	20,008	42,707	39,084
Cost of products revenue	11,302	12,280	22,517	28,949
Total cost of revenue	32,407	32,288	65,224	68,033
Gross margin	25,190	24,733	46,965	51,805

Operating costs and expenses:
Selling, general and administrative	35,963	38,802	74,267	72,043
Engineering and development	4,646	4,263	9,398	8,139
Impairment loss	63,809	—	63,809	—
Total operating costs and expenses	104,418	43,065	147,474	80,182

Loss from operations	(79,228)	(18,332)	(100,509)	(28,377)
Other income (expense):
Investment income	2,809	2,647	5,409	5,114
Interest expense	(1,245)	(1,331)	(2,583)	(2,840)
Gain on extinguishment of debt, net	1,179	—	1,179	—
Other income (expense), net	(1,121)	(704)	218	3,301
Total other income, net	1,622	612	4,223	5,575
Loss before provision for income taxes	(77,606)	(17,720)	(96,286)	(22,802)
Provision for income taxes	(383)	(635)	(598)	(1,127)
Net loss	$(77,989)	$(18,355)	$(96,884)	$(23,929)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(4,000)	(4,000)
Net loss attributable to common stockholders	$(79,989)	$(20,355)	$(100,884)	$(27,929)
Net loss per share - basic and diluted	$(1.62)	$(0.42)	$(2.05)	$(0.58)
Weighted average shares outstanding – basic and diluted	49,345,644	48,709,384	49,182,830	48,536,901

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(77,989)	$(18,355)	$(96,884)	$(23,929)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	994	(1,223)	1,255	2,452
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	695	532	(1,619)	631
Foreign currency translation adjustments	(801)	(4,226)	(2,760)	(3,022)
Other comprehensive income (loss)	888	(4,917)	(3,124)	61
Total comprehensive loss	$(77,101)	$(23,272)	$(100,008)	$(23,868)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity (Deficit)

Balance at March 31, 2023	—	$—	—	$—	200,000	$20,275	48,501,406	$48	$1,118,172	$(548,406)	$(29,571)	$560,518
Net loss	—	—	—	—	—	—	—	—	—	(18,355)	—	(18,355)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(4,917)	(4,917)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,800	—	—	5,800
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	52,536	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	325,076	1	1,208	—	—	1,209
Balance at June 30, 2023	—	$—	—	$—	200,000	$22,275	48,879,018	$49	$1,123,180	$(566,761)	$(34,488)	$544,255

Balance at March 31, 2024	—	$—	—	$—	200,000	$28,275	49,256,794	$49	$1,135,257	$(661,314)	$(30,077)	$472,190
Net loss	—	—	—	—	—	—	—	—	—	(77,989)	—	(77,989)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	888	888
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,997	—	—	4,997
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	154,850	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	650	—	9	—	—	9
Balance at June 30, 2024	—	$—	—	$—	200,000	$30,275	49,412,294	$49	$1,138,263	$(739,303)	$(29,189)	$400,095

Balance at December 31, 2022	—	$—	—	$—	200,000	$18,275	48,334,280	$48	$1,114,896	$(542,832)	$(34,549)	$555,838
Net loss	—	—	—	—	—	—	—	—	—	(23,929)	—	(23,929)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	61	61
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,984	—	—	10,984
Paid-in-kind preferred stock dividend	—	—	—	—	—	4,000	—	—	(4,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	209,124	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	335,614	1	1,300	—	—	1,301
Balance at June 30, 2023	—	$—	—	$—	200,000	$22,275	48,879,018	$49	$1,123,180	$(566,761)	$(34,488)	$544,255

Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023
Net loss	—	—	—	—	—	—	—	—	—	(96,884)	—	(96,884)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(3,124)	(3,124)
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,453	—	—	10,453
Paid-in-kind preferred stock dividend	—	—	—	—	—	4,000	—	—	(4,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	324,754	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	116,514	0	627	—	—	627
Balance at June 30, 2024	—	$—	—	$—	200,000	$30,275	49,412,294	$49	$1,138,263	$(739,303)	$(29,189)	$400,095

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(96,884)	$(23,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	63,809	—
Depreciation and amortization	15,027	13,127
Amortization of debt discount	1,198	1,283
Non-cash operating lease expense	2,826	2,281
Unrealized (gain) loss on investments in equity securities	1,026	(105)
Realized (gain) loss on available-for-sale investments	(1,968)	69
Gain on extinguishment of debt	(1,179)	—
Stock-based compensation expense	10,453	10,984
Loss on disposal of property and equipment	238	190
Gain on insurance settlement	—	(2,642)
Change in credit losses	(18)	(133)
Insurance proceeds for operations	—	1,212
Change in contingent consideration	(1,741)	(68)
Changes in operating assets and liabilities:
Accounts receivable	1,558	1,104
Inventories	2,432	(1,247)
Prepaid expenses and other current assets	(1,381)	1,251
Deposits	(9)	(197)
Operating lease liabilities	(2,754)	(2,102)
Accounts payable and other accrued expenses	(2,294)	(2,874)
Accrued compensation and related expenses	(630)	248
Deferred revenue	23	488
Net deferred tax asset	(1,022)	(220)
Net cash used in operating activities	(11,290)	(1,280)

Cash Flows From Investing Activities:
Purchases of property and equipment	(7,796)	(18,243)
Insurance proceeds for loss of fixed assets	—	976
Software development costs	(2,074)	(2,534)
Purchases of short-term investments	(49,922)	—
Sales/maturities of short-term investments	80,225	52,487
Patent and trademark costs	(667)	(391)
Net cash provided by investing activities	19,766	32,295

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	627	1,300
Cash paid to repurchase of 2026 Senior Notes	(8,663)	—
Repayment of notes payable	(72)	(11)
Repayment of finance lease liabilities	(144)	(70)
Net cash provided by (used in) financing activities	(8,252)	1,219
Effect of exchange rates on cash and cash equivalents	(112)	(1,515)
Net change in cash and cash equivalents	112	30,719
Cash and cash equivalents — beginning of period	46,346	36,595
Cash and cash equivalents — end of period	$46,458	$67,314

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$1,611	$1,725

Cash paid for income taxes	$707	$1,103

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$186	$5,603

Net unrealized gain (loss) on available-for-sale debt securities	$1,255	$2,452

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$1,619	$(631)

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$4,000	$4,000

Fixed assets included in accounts payable and accrued liabilities	$464	$822

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2023

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is a leading global provider of innovative products and services supporting the life sciences. Our mission is to enable the future of medicine for a new era of life sciences. With over 50 strategic locations covering the Americas, EMEA (Europe, the Middle East and Africa) and APAC (Asia Pacific), Cryoport's global platform provides mission-critical bio-logistics, bio-storage, bio-processing, and cryogenic systems to over 3,000 customers worldwide. Our platform of solutions and services, together with our global team of over 1,100 dedicated colleagues, delivers a unique combination of innovative supply chain technologies and services through our industry-leading brands, including Cryoport Systems, MVE Biological Solutions (MVE), CRYOPDP, and CRYOGENE.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation loss adjustment totaled $2.8 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Accounting Guidance Issued but Not Adopted at June 30, 2024

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at June 30, 2024 and December 31, 2023.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the three months ended June 30, 2024 and 2023, the Company had revenue from foreign customers of approximately $24.5 million and $25.9 million, respectively, which constituted approximately 42.5% and 45.3%, respectively, of total revenue. No single customer generated over 10% of revenue during the three months ended June 30, 2024 and 2023.

During the six months ended June 30, 2024 and 2023, the Company had revenue from foreign customers of approximately $49.2 million and $55.1 million, respectively, which constituted approximately 43.8% and 45.9%, respectively, of total revenue. No single customer generated over 10% of revenue during the six months ended June 30, 2024 and 2023.

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenue. Effective the first quarter of 2024, the Company began reporting its services revenue in the following categories: BioLogistics Solutions and BioStorage/BioServices as Life Sciences Services, and its products revenue as Life Sciences Products. The Company believes this change better aligns its revenue categories with its strategic priorities. The following table disaggregates the Company’s revenues by such categories for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
BioLogistics Solutions	$34,517	$32,003	$67,775	$64,608
BioStorage/BioServices	3,523	3,201	7,051	6,432
Life Sciences Services	38,040	35,204	74,826	71,040
Life Sciences Products	19,557	21,817	37,363	48,798
Total revenue	$57,597	$57,021	$112,189	$119,838

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. The Company’s geographical revenues, by origin, for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Americas	$33,123	$31,164	$63,027	$64,781
Europe, the Middle East, and Africa (EMEA)	14,652	15,112	30,262	33,271
Asia Pacific (APAC)	9,822	10,745	18,900	21,786
Total revenue	$57,597	$57,021	$112,189	$119,838

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.3 million and $1.3 million at June 30, 2024 and December 31, 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized revenues of $0.2 million and $0.5 million, respectively, from the related contract liabilities outstanding as the services were performed. During the six months ended June 30, 2024 and 2023, the Company recognized revenues of $0.6 million and $0.9 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at June 30, 2024 and December 31, 2023 are net of allowance for credit losses of $2.1 million and $2.0 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Balance of allowance for credit losses, beginning of period	$1,992	1,275
Change in expected credit losses	147	812
Write-offs, net of recoveries	(57)	(95)
Balance of allowance for credit losses, end of period	$2,082	1,992

Note 5. Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, unvested restricted stock units and shares associated with the conversion of the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”), the Company’s 3.0% Convertible Senior Notes due in 2025 (the “2025 Senior Notes” and together with the 2026 Senior Notes, the “Convertible Senior Notes”) and the Company’s 4.0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding during the periods, using the treasury stock method or the “if converted” method as applicable.

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(77,989)	$(18,355)	$(96,884)	$(23,929)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(4,000)	(4,000)
Net loss attributable to common shareholders	$(79,989)	$(20,355)	$(100,884)	$(27,929)
Weighted average common shares issued and outstanding - basic and diluted	49,345,644	48,709,384	49,182,830	48,536,901
Basic and diluted net loss per share	$(1.62)	$(0.42)	$(2.05)	$(0.58)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	1,910,321	3,012,284	1,575,421	3,100,326
Restricted stock units	1,108,779	1,093,390	1,108,779	1,093,390
Series C convertible preferred stock	6,013,015	5,778,389	6,013,015	5,778,389
Conversion of 2026 Senior Notes	3,071,445	3,422,780	3,071,445	3,422,780
Conversion of 2025 Senior Notes	599,954	599,954	599,954	599,954
	12,703,514	13,906,797	12,368,614	13,994,839

Note 6. Acquisitions

2022 Acquisitions

In April 2022, the Company completed the acquisition of Cell&Co BioServices (Cell&Co) in Clermont-Ferrand, France with additional operations in Pont-du-Château, France to further enhance its existing global temperature-controlled supply chain capabilities. Cell&Co is a bioservices business providing biorepository, kitting, and logistics services to the life sciences industry. The purchase consideration was €5.7 million ($6.2 million), comprised of upfront consideration of €3.2 million ($3.5 million) in cash, 15,152 shares of the Company’s common stock with a fair value of $0.4 million, and an earn-out provision with a fair value of €2.0 million ($2.2 million) based on achieving annual EBITDA targets through 2025, as defined in the share purchase agreement, of which $0.3 million was paid to the sellers in 2023. Of the purchase consideration, $2.7 million was allocated to goodwill and $3.4 million to identifiable intangible assets. The acquired goodwill and intangible assets are not deductible for tax purposes.

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

2023 Acquisitions

In October 2023, the Company completed the asset acquisition of SCI JA8, consisting substantially of real estate property used as administrative offices and a Global Supply Chain Center located in Clermont Ferrand, France. The purchase consideration was €0.6 million ($0.6 million), comprised of property with a fair value of €1.8 million ($1.9 million) and notes payable of €1.0 million ($1.1 million).

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

Bluebird Express Acquisition

In November 2023, the Company also acquired Bluebird Express, LLC ("Bluebird Express"), a provider of time-sensitive domestic and international transportation services with key operations centers in Los Angeles (LAX) and New York (JFK). Bluebird Express has over 20 years of experience in providing these services, is a fully accredited cargo agent certified by the International Air Transport Association (IATA) and an indirect air carrier (IAC) authorized and regulated by the Transportation Security Administration (TSA).

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

Acquisition-related transaction costs (included in selling, general and administrative expenses) totaled approximately $0.4 million.

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Cash	$40,988	$40,979
Cash equivalents:
Money market mutual fund	5,470	5,367
Total cash and cash equivalents	46,458	46,346
Short-term investments:
U.S. Treasury notes and bills	126,181	136,665
Mutual funds	100,059	101,085
Corporate debt securities	154,444	172,658
Total short-term investments	380,684	410,409
Cash, cash equivalents and short-term investments	$427,142	$456,755

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at June 30, 2024 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$125,636	$884	$(339)	$126,181
Corporate debt securities	153,734	1,008	(299)	154,444
Total available-for-sale investments	$279,370	$1,893	$(638)	$280,625

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2024:

	Amortized Cost	Fair Value
Due within one year	$111,715	$113,011
Due after one year through five years	167,655	167,614
Due after five years through ten years	—	—
Total	$279,370	$280,625

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$53,340	$(307)	$72,841	$(32)	$126,181	$(339)
Corporate debt securities	25,928	(28)	128,516	(270)	154,444	(298)
Total	$79,268	$(335)	$201,357	$(302)	$280,625	$(637)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at June 30, 2024. For corporate debt securities, the unrealized losses were primarily caused by interest rate increases. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at June 30, 2024.

During the three months ended June 30, 2024 and 2023 we had realized gains (losses) of $(0.45) million and $0.02 million on available-for-sale investments, respectively.

During the six months ended June 30, 2024 and 2023 we had realized losses of $1.97 million and $(0.07) million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $100.1 million at June 30, 2024. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the six months ended June 30, 2024 and 2024 related to equity securities held at June 30, 2024 and 2023 are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net losses recognized during the six months on equity securities	$(1,026)	$(1,405)
Less: net gains (losses) recognized during the year on equity securities sold during the period	—	1,510
Unrealized gains (losses) recognized during the six months on equity securities still held at June 30, 2024 and 2023	$(1,026)	$105

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of June 30, 2024 and 2023 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
Money market mutual fund	$5,470	$—	$—	$5,470
Mutual funds	100,059	—	—	100,059
U.S. Treasury notes	126,181	—	—	126,181
Corporate debt securities	154,444	—	—	154,444
	$386,154	$—	$—	$386,154
Liabilities:
Convertible Senior Notes	$—	$369,909	$—	$369,909
Contingent consideration	—	—	7,755	7,755
	$—	$369,909	$7,755	$377,664

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Money market mutual fund	$5,367	$—	$—	$5,367
Mutual funds	101,085	—	—	101,085
U.S. Treasury notes	136,665	—	—	136,665
Corporate debt securities	172,658	—	—	172,658
	$415,775	$—	$—	$415,775
Liabilities:
Convertible Senior Notes	$—	$378,553	$—	$378,553
Contingent consideration	—	—	9,589	9,589
	$—	$378,553	$9,589	$388,142

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2024.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$355,665	$308,050	$364,362	$306,355
2025 Senior Notes	$14,244	$13,760	$14,191	$13,495

Under the terms of the Critical Transport Solutions Australia (“CTSA”) acquisition, contingent consideration may be payable in cash based on the achievement of a certain EBITDA target for 2024, with no maximum limit as to the contingent consideration achievable. Under the terms of the F-airGate, Cell&Co, Polar Expres, and Bluebird Express acquisitions, contingent consideration may be payable in cash based on the achievement of certain future revenue and/or EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $26.1 million (undiscounted) in the aggregate. The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the F-airGate and Polar Expres acquisitions was determined using a probability-weighted discounted cash flow model.

The fair value of the contingent consideration for the CTSA, Cell&Co and Bluebird Express acquisitions was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $7.8 million and $9.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The gains recognized in earnings and the change in net assets related to the contingent consideration at June 30, 2024 were as follows (in thousands):

	Fair Value	Gains		Foreign	Fair Value
	December 31,	recognized in		Currency	June 30,
	2023	earnings	Payments	Adjustment	2024
2021 Acquisitions	$1,006	$(593)	$—	$(21)	$392
2022 Acquisitions	2,596	(641)	—	(72)	1,883
2023 Acquisitions	5,987	(412)	(95)	—	5,480
	$9,589	$(1,646)	$(95)	$(93)	$7,755

The net gains recognized in earnings have been reported in operating expenses in the consolidated statement of operations for the six months ended June 30, 2024.

Note 9. Inventory

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$14,831	$15,335
Work-in-process	1,156	1,375
Finished goods	7,622	9,496
Total	$23,609	$26,206

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Balance at beginning of year	$108,403	$151,117
Foreign currency adjustment	(1,456)	(284)
Goodwill impairment	(54,563)	(49,569)
Goodwill related to Tec4med acquisition	—	2,694
Goodwill related to Bluebird acquisition	—	4,445
Total	$52,384	$108,403

Impairment of Goodwill

Due to a sustained decrease in the Company’s share price in the second quarter of 2024, and a reduction in the projected operating performance of the MVE reporting unit, which management deemed to be triggering events related to goodwill and indefinite-lived intangible assets, we performed an interim impairment assessment of goodwill for the MVE and CRYOPDP reporting units as of June 30, 2024, with the assistance of an independent third party valuation specialist, using management’s updated interim financial and operational plans. Based on our analysis, we concluded that there has been no impairment of the goodwill associated with the CRYOPDP reporting unit as its carrying value did not exceed its estimated fair value. We further concluded that our MVE reporting unit’s carrying value exceeded its estimated fair value, and as a result, we recorded an impairment charge of $54.6 million related to full impairment of the goodwill related to the MVE reporting unit in the consolidated statement of operations for the six months ended June 30, 2024.

Our goodwill impairment test was performed using a combination of both an income and a market approach to determine the fair value of the MVE reporting unit. The income approach utilized the estimated discounted cash flows for MVE while the market approach utilized comparable peer group information. Estimates and assumptions used in the income approach included projected cash flows for MVE and a discount rate determined using a weighted average cost of capital for risk factors specific to MVE and other market and industry data. The discount rate selected was 12.5%. The other key estimates and assumptions used in the discounted cash flow method include, but are not limited to, revenue and EBITDA growth rates, and a terminal growth rate. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The assumptions used in our impairment analysis are inherently subject to uncertainty and, therefore, small changes in these assumptions could have a significant impact on the concluded value.

Intangible Assets

The following table presents our intangible assets as of June 30, 2024 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$810	$442	$—	$368	4
Technology	52,629	13,642	—	38,987	8
Customer relationships	131,785	35,005	—	96,780	11
Trade name/trademark	947	295	(265)	387	8
Agent network	14,020	10,189	—	3,831	3
Order backlog	2,600	2,600	—	—	—
Land use rights	2,198	270	—	1,928	34
Patents and trademarks	45,599	512	(8,980)	36,107	—
Total	$250,588	$62,955	$(9,245)	$178,388

The following table presents our intangible assets as of December 31, 2023 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$810	$368	$442	5
Technology	50,376	11,205	39,171	9
Customer relationships	131,578	29,964	101,614	11
Trade name/trademark	938	211	727	10
Agent network	13,761	8,148	5,613	3
Order backlog	2,600	2,600	—	—
Land use rights	2,255	247	2,008	34
Patents and trademarks	44,932	125	44,807	—
Total	$247,250	$52,868	$194,382

Amortization expense for intangible assets for the three and six months ended June 30, 2024, was $4.3 million and $8.7 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2023 was $3.9 million and $7.7 million, respectively.

Impairment of Trademarks

As part of our interim impairment assessment as of June 30, 2024 described further above, we recorded a trademark impairment charge of $9.0 million related to our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative.

Expected future amortization of intangible assets as of June 30, 2024 is as follows:

Years Ending December 31,	Amount
Remainder of 2024 (excluding the six months ended June 30, 2024)	$8,237
2025	15,041
2026	14,760
2027	14,391
2028	13,363
Thereafter	70,771
$136,563

Note 11. Convertible Senior Notes

Convertible Senior Notes consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	361,185	371,185
Less: unamortized debt issuance costs	(5,620)	(6,976)
Total carrying value of Convertible Senior Notes, net	369,909	378,553
Less: current portion of carrying value of Convertible Senior Notes, net	(14,244)	—
Total carrying value of Convertible Senior Notes, net - long-term	$355,665	$378,553

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Coupon interest	$797	$862	$1,601	$1,725
Amortization of debt issuance costs	598	643	1,198	1,283
Total interest expense on Convertible Senior Notes	$1,395	$1,505	$2,799	$3,008

The Company’s 2025 Senior Notes and 2026 Senior Notes payable of $14.3 million and $361.2 million, respectively, are due and payable in 2025 and 2026, respectively.

In May 2024 and September 2023, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Senior Notes to repurchase $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million and $25.0 million, respectively, in cash. The Company recorded $1.2 million as a gain on extinguishment of debt on its condensed consolidated statement of operations for the three and six months ended June 30, 2024, which includes the write off of $0.2 million of unamortized debt issuance costs. Following these repurchases, approximately $361.2 million principal amount of the 2026 Senior Notes remain outstanding at June 30, 2024.

In July 2024, the Company repurchased an additional $15.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $12.9 million in cash. Additionally, in August 2024, the Company entered into agreements to repurchase approximately $160.0 million aggregate principal amount of the 2026 Senior Notes for a repurchase price of $141.6 million in cash.  See Note 17 – Subsequent Events for additional information.

See Note 10 – Convertible Senior Notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to the Company’s Convertible Senior Notes.

Note 12. Notes Payable

Notes payable consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Principal amount of notes payable	$1,368	$1,484
Less: current portion of notes payable	(110)	(149)
Notes payable – long-term	$1,258	$1,335

Interest expense incurred in connection with the notes payable consisted of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense	$5	$1	$10	$2
Amortization of debt discount	—	—	—	—
Total interest expense on notes payable	$5	$1	$10	$2

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

Future note payments as of June 30, 2024 were as follows (in thousands):

Years Ending December 31,	Amount
2024 (excluding the six months ended June 30, 2024)	$72
2025	147
2026	149
2027	146
2028	134
Thereafter	720
Total note maturities	$1,368

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

The components of lease cost were as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Operating lease cost	$3,981	$3,453
Finance lease cost:
Amortization of right-of-use assets	191	79
Interest on finance lease liabilities	64	19
	255	98
Total lease cost	4,236	3,551

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,913	$3,323
Operating cash flows from finance leases	$226	$89
Financing cash flows from finance leases	$144	$70

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$186	$5,603
Finance leases	$453	$538

	June 30,		December 31,
	2024		2023
Weighted-Average Remaining Lease Term
Operating leases	9.5	years	10.8	years
Finance leases	3.9	years	4.2	years

Weighted-Average Discount Rate
Operating leases	8.2%		8.7%
Finance leases	8.6%		8.4%

Future minimum lease payments under non-cancellable leases that have commenced as of June 30, 2024 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2024 (excluding the six months ended June 30, 2024)	$3,918	$238
2025	6,922	473
2026	5,663	447
2027	4,875	336
2028	3,659	243
Thereafter	22,621	29
Total future minimum lease payments	47,658	1,766
Less: imputed interest	(15,836)	(264)
Total	$31,822	$1,502

	Operating	Finance
Reported as of June 30, 2024	Leases	Leases
Current lease liabilities	$5,299	$365
Noncurrent lease liabilities	26,523	1,137
Total	$31,822	$1,502

Note 14. Commitments and Contingencies

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE manufacturing facility (“New Prague fire”) located in New Prague, Minnesota. The New Prague facility manufactures aluminum dewars and is one of MVE’ three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up production toward the end of the first quarter of 2022. The Company estimated that the revenue impact of the New Prague fire was approximately $9.4 million and was primarily limited to the first quarter of 2022.

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

Repurchase Programs

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “2022 Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

In May 2024 and September 2023, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Senior Notes to repurchase $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million and $25.0 million, respectively, in cash.  The Company recorded $1.2 million as a gain on extinguishment of debt on its condensed consolidated statement of operations for the three and six months ended June 30, 2024, which includes the write off of $0.2 million of unamortized debt issuance costs.  The Company recorded $5.7 million as a gain on extinguishment of debt on its condensed consolidated statement of operations for the three and nine months ended September 30, 2023, which includes the write off of $0.6 million of unamortized debt issuance costs. Following these repurchases, approximately $361.2 million principal amount of the 2026 Senior Notes remain outstanding at June 30, 2024.

At June 30, 2024, the Company had $28.4 million of remaining repurchase authorization under the 2022 Repurchase Program.

In July 2024, the Company repurchased an additional $15.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $12.9 million in cash under the 2022 Repurchase Program. See Note 17 – Subsequent Events for additional information.

In August 2024, a new repurchase program authorized by the Company’s Board of Directors (the “2024 Repurchase Program”) became effective and the Company entered into agreements to repurchase an additional approximately $160 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of approximately $141.6 million, plus accrued and unpaid interest, in cash under the 2024 Repurchase Program. See Note 17 – Subsequent Events for additional information.

Common Stock Reserved for Future Issuance

As of June 30, 2024, approximately 18.1 million shares of common stock were issuable upon vesting, conversion or exercise of stock options, as applicable, restricted stock units, the Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	7,344,886
Vesting of restricted stock units	1,108,779
Conversion of Series C Preferred Stock	6,013,015
Conversion of convertible 2026 Senior Notes	3,071,445
Conversion of convertible 2025 Senior Notes	599,954
Total shares of common stock reserved for future issuances	18,138,079

Note 16. Stock-Based Compensation

Stock Options

During the three and six months ended June 30, 2024 and 2023, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	June 30,
	2024	2023
Expected life (years)	3.8 - 4.9	3.8 - 5.2
Risk-free interest rate	4.2% - 4.5%	3.5% - 4.1%
Volatility	68.9% - 70.5%	69.9% - 76.2%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$747	$575	$1,417	$1,050
Selling, general and administrative	3,930	4,766	8,307	9,070
Engineering and development	320	459	729	864
	$4,997	$5,800	$10,453	$10,984

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2023	7,224,820	$15.88	—	—
Granted (weighted-average fair value of $7.81 per share)	308,643	14.26	—	—
Exercised	(116,514)	5.39	—	—
Forfeited	(72,063)	34.37	—	—
Outstanding — June 30, 2024	7,344,886	$15.80	3.9	$6,452
Vested (exercisable) — June 30, 2024	6,528,307	$14.62	3.7	$6,452
Expected to vest after June 30, 2024 (unexercisable)	816,579	$25.24	5.8	$—
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 30, 2024, which was $6.91 per share.

Total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $1.1 million and $5.9 million, respectively.

As of June 30, 2024, there was unrecognized compensation expense of $11.0 million related to unvested stock options, which we expect to recognize over a weighted average period of 1.9 years.

As of June 30, 2024, the Company had 2,779,984 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2023	1,076,629	$27.73
Granted	424,543	14.51
Share issuance	(324,754)	16.18
Forfeited	(67,639)	24.69
Outstanding – June 30, 2024	1,108,779	$22.09

For the three months ended June 30, 2024 and 2023, we recorded stock-based compensation expense on our issued restricted stock units of $2.8 million and $2.5 million, respectively. For the six months ended June 30, 2024 and 2023, we recorded stock-based compensation expense on our issued restricted stock units of $5.4 million and $4.6 million, respectively. As of June 30, 2024 there was unrecognized compensation expense of $21.3 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.5 years.

Note 17. Subsequent Events

In July 2024, the Company repurchased an additional $15.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $12.9 million in cash under the 2022 Repurchase Program.

In August 2024, a new repurchase program authorized by the Company’s Board of Directors that authorizes the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion and remains in effect through December 31, 2027 (the “2024 Repurchase Program” and, with the 2022 Repurchase Program, the “Repurchase Programs”) became effective. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The 2024 Repurchase Program did not modify the 2022 Repurchase Program.

On August 6, 2024, the Company entered into separate, privately negotiated transactions to repurchase approximately $160.0 million aggregate principal amount of the 2026 Senior Notes for a repurchase price of $141.6 million, plus accrued and unpaid interest. The repurchase of the 2026 Senior Notes will be made under the 2024 Repurchase Program and are expected to close on August 9, 2024, subject to customary closing conditions. Following such closings, the Company will have approximately $186.2 million principal amount of the 2026 Senior Notes remain outstanding and will have approximately $73.9 million of repurchase authorization available under the Repurchase Programs. See Note 11 – Convertible Senior Notes and Note 15 – Stockholders’ Equity for additional information regarding the 2026 Senior Notes and the Repurchase Programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; projected trends in the market in which we operate; our expectations relating to current supply chain impacts; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2024 (unaudited) and the consolidated balance sheet as of December 31, 2023 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the three and six months ended June 30, 2024 and 2023 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for years ended December 31, 2023, 2022 and 2021, included in the Company’s 2023 Annual Report.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of June 30, 2024, we supported 684 clinical trials, of which 76 were in Phase 3, and 14 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and receive commercial approval from the respective regulatory agencies will represent opportunities to become significant revenue drivers for us as the majority of them will require comprehensive temperature-controlled supply chain support and other services at commercial scale. Additionally, we expect that most will select us as their critical supply chain solution partner as a result of our work in connection with their respective clinical trials and our long track record of innovation and market responsiveness.

In addition, Cryoport also supports the animal health market and the human reproductive market on a global basis with its advanced supply chain platform. The animal health market is primarily composed of supporting animal husbandry and companion and recreation animal health. The human reproductive market is primarily composed of In-Vitro Fertilization (IVF) support for patients and fertility clinics.

Impact of Inflation

Inflation generally impacts us by increasing our costs of labor, material, transportation and pricing from third party manufacturers. While the rates of inflation have not had a material impact on our financial statements in the past, we have seen some impact on gross margins in 2023 and in the first six months of 2024. Based on the current economic outlook, inflationary pressures could affect our financial performance in the future if cost increases cannot be offset by net realized annual price increases and productivity gains.

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	($ in 000’s)
Life Sciences Services revenue	$38,040	$35,204	$2,836	8.1%
Life Sciences Products revenue	19,557	21,817	(2,260)	(10.4%)
Total revenue	57,597	57,021	576	1.0%

Cost of services revenue	(21,105)	(20,008)	(1,097)	5.5%
Cost of products revenue	(11,302)	(12,280)	978	(8.0%)
Total cost of revenue	(32,407)	(32,288)	(119)	0.4%

Gross margin	25,190	24,733	457	1.8%
Selling, general and administrative	(35,963)	(38,802)	2,839	(7.3%)
Engineering and development	(4,646)	(4,263)	(383)	9.0%
Impairment loss	(63,809)	—	(63,809)	100.0%
Investment income	2,809	2,647	162	6.1%
Interest expense	(1,245)	(1,331)	86	(6.5%)
Gain on extinguishment of debt, net	1,179	—	1,179	100.0%
Other expense, net	(1,121)	(704)	(417)	59.1%
Provision for income taxes	(383)	(635)	252	(39.7%)

Net loss	$(77,989)	$(18,355)	$(59,634)	324.9%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net loss attributable to common stockholders	$(79,989)	$(20,355)	$(59,634)	293.0%

Total revenues by market (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
BioLogistics Solutions	$34,517	$32,003	$2,514	7.9%
BioStorage/BioServices	3,523	3,201	322	10.1%
Life Sciences Services	38,040	35,204	2,836	8.1%
Life Sciences Products	19,557	21,817	(2,260)	(10.4)%
Total revenue	$57,597	$57,021	$576	1.0%

Revenue. Revenue increased by $0.6 million, or 1.0%, from $57.0 million to $57.6 million for the three months ended June 30, 2024, as compared to the same period in 2023.

Revenues by type

Life Sciences Services revenue increased by $2.8 million, or 8.1%, from $35.2 million to $38.0 million for the three months ended June 30, 2024, as compared to the same period in 2023. This increase was driven by year-over-year growth in our BioLogistics Solutions and BioStorage/BioServices revenue of 7.9% and 10.1%, respectively, demonstrating strong demand for our services offerings. Revenue from the support of commercial cell and gene therapies increased by 50.6% to $6.5 million year over year. We also continued to gain clinical trial market share with Cryoport supporting a total of 684 clinical trials globally at June 30, 2024, of which 76 of these clinical trials were in phase 3, representing an overall increase of 9 clinical trials from 675 clinical trials at year end 2023. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Product revenues decreased by $2.3 million, or 10.4%, from $21.8 million to $19.6 million for the three months ended June 30, 2024.  This was primarily a result of decreased demand for cryogenic systems that commenced during the second quarter of 2023, particularly in China. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities through a global network of distributors and direct client relationships.

Gross margin and cost of revenue. Gross margin for the three months ended June 30, 2024 was 43.7% of total revenues, as compared to 43.4% of total revenues for the three months ended June 30, 2023. Cost of total revenues increased $0.1 million to $32.4 million for the three months ended June 30, 2024, as compared to $32.3 million in the same period in 2023.

Gross margin for our service revenues was 44.5% of service revenues, as compared to 43.2% of service revenues for the three months ended June 30, 2023. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 42.2% of product revenues, as compared to 43.7% of product revenues for the three months ended June 30, 2023. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses decreased by $2.8 million, or 7.3% as compared to the same period in 2023. This decrease was due to $3.8 million in integration and acquisition costs primarily as a result of actively exploring a strategic business opportunity in 2023 that did not occur in the 2024, a decrease of $2.0 million in the change in contingent consideration, a decrease of $0.5 million in facility and other overhead allocation as our facilities became operational, and a decrease in stock-based compensation expense of $0.7 million. These decreases were partially offset with an increase in wages and associated employee costs of $2.6 million from $16.0 million in

2023 to $18.6 million in 2024, an increase in depreciation and amortization of $0.5 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions and the launch of Cryoportal® 2 Logistics Management Platform, and an increase of $0.4 million in restructuring charges as a result of cost alignment and reprioritization initiatives.

Engineering and development expenses. Engineering and development expenses increased by $0.4 million, or 9.0%, for the three months ended June 30, 2024, as compared to the same period in 2023. The increase was primarily due to an increase of $0.4 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express®, Cryoport ELITE™ Solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleet. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Impairment loss. As a result of the interim impairment assessment performed as of June 30, 2024, the Company recorded an impairment loss of $63.8 million, primarily related to full impairment charge of goodwill related to MVE Biological Solutions.

Investment income. Investment income increased by $0.2 million for the three months ended June 30, 2024, as compared to the prior year.

Interest expense. Interest expense decreased by $0.1 million for the three months ended June 30, 2024, as compared to the prior year.

Gain on extinguishment of debt, net.  In May 2024, the Company repurchased $10.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million in cash resulting in a net gain of $1.2 million, which includes the write off of $0.2 million of unamortized debt issuance costs.

Other income (expense), net. Other income (expense), net decreased by $0.4 million for the three months ended June 30, 2024, as compared to the prior year. This was primarily due a decrease of $0.9 million for foreign currency due to current period losses. These decreases were partially offset by an increase of $0.6 million in short-term investment net unrealized gains.

Provision for income taxes. The provision for income taxes decreased by $0.3 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, resulting in effective tax rates of negative 0.5% and negative 3.6%, respectively. The decrease in tax expense and the increase in the effective tax rate for the three months ended June 30, 2024, as compared to the prior year is primarily due to lower taxable foreign earnings and the impairment loss. The negative effective tax rate of 0.5% for the three months ended June 30, 2024, differed from the U.S. federal statutory rate of 21% primarily due to the impairment loss, changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Six months ended June 30, 2024 compared to six months ended June 30, 2023:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	($ in 000’s)
Life Sciences Services revenue	$74,826	$71,040	$3,786	5.3%
Life Sciences Products revenue	37,363	48,798	(11,435)	(23.4%)
Total revenues	112,189	119,838	(7,649)	(6.4%)

Cost of services revenue	(42,707)	(39,084)	(3,623)	9.3%
Cost of products revenue	(22,517)	(28,949)	6,432	(22.2%)
Total cost of revenues	(65,224)	(68,033)	2,809	(4.1%)

Gross margin	46,965	51,805	(4,840)	(9.3%)
Selling, general and administrative	(74,267)	(72,043)	(2,224)	3.1%
Engineering and development	(9,398)	(8,139)	(1,259)	15.5%
Impairment loss	(63,809)	—	(63,809)	100.0%
Investment income	5,409	5,114	295	5.8%
Interest expense	(2,583)	(2,840)	257	(9.0%)
Gain on extinguishment of debt, net	1,179	—	1,179	100.0%
Other income, net	218	3,301	(3,083)	(93.4%)
Provision for income taxes	(598)	(1,127)	529	(46.9%)

Net loss	$(96,884)	$(23,929)	$(72,955)	304.9%
Paid-in-kind dividend on Series C convertible preferred stock	(4,000)	(4,000)	—	—
Net loss attributable to common stockholders	$(100,884)	$(27,929)	$(72,955)	261.2%

Total revenues by market (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
BioLogistics Solutions	$67,775	$64,608	$3,167	4.9%
BioStorage/BioServices	7,051	6,432	619	9.6%
Life Sciences Services	74,826	71,040	3,786	5.3%
Life Sciences Products	37,363	48,798	(11,435)	(23.4)%
Total revenue	$112,189	$119,838	$(7,649)	(6.4)%

Revenue. Revenue decreased by $7.6 million, or 6.4%, from $119.8 million to $112.2 million for the six months ended June 30, 2024, as compared to the same period in 2023.

Revenue by type

Life Sciences Services revenue increased by $3.8 million, or 5.3%, from $71.0 million to $74.8 million for the six months ended June 30, 2024, as compared to the same period in 2023. This increase was driven by year-over-year growth in our BioLogistics Solutions and BioStorage/BioServices revenue of 4.9% and 9.6%, respectively, demonstrating strong demand for our services offerings. We also continued to gain clinical trial market share with Cryoport supporting a total of 684 clinical trials globally at June 30, 2024, of which 76 of these clinical trials were in phase 3, representing an overall increase of 9 clinical trials from 675 clinical trials at year end 2023. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Product revenue decreased by $11.4 million, or 23.4%, from $48.8 million to $37.4 million for the six months ended June 30, 2024. This was primarily a result of decreased demand for cryogenic systems that commenced during the second quarter of 2023, particularly in China. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Gross margin and cost of revenue. Gross margin for the six months ended June 30, 2024 was 41.9% of total revenues, as compared to 43.2% of total revenues for the six months ended June 30, 2023. Cost of total revenue decreased $2.8 million to $65.2 million for the six months ended June 30, 2024, as compared to $68.0 million in the same period in 2023.

Gross margin for our Life Sciences Services revenue was 42.9% of service revenues, as compared to 45.0% of service revenues for the six months ended June 30, 2023. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 39.7% of product revenues, as compared to 40.7% of product revenues for the six months ended June 30, 2023. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $2.2 million, or 3.1% as compared to the same period in 2023. This increase is driven by the further buildout of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions and buildout of new competencies, such as the IntegriCellTM platform, a standardized integrated apheresis collection, cryopreservation and distribution solution for cell therapies for which Cryoport is currently establishing two centers of excellence located in Houston, Texas, U.S. and Liège, Belgium. The  IntegriCellTM platform is expected to be launched during the fourth quarter of 2024. Wages and associated employee costs increased $5.4 million from $32.6 million in 2023 to $38.0 million in 2024. Facility and other overhead allocations increased $1.3 million, primarily driven by our facility expansions in Houston, Texas and Morris Plains, New Jersey, depreciation and amortization increased $1.2 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions and the launch of Cryoportal® 2 Logistics Management Platform in May 2023, and restructuring charges increased $0.5 million as a result of cost alignment and reprioritization initiatives. These increases were partially offset by a decrease of $5.0 million in integration and acquisition costs primarily as a result of actively exploring a strategic business opportunity in 2023 that did not occur in the 2024, a decrease of $2.1 million in the change in contingent consideration and a decrease in stock compensation expense of $0.6 million.

Engineering and development expenses. Engineering and development expenses increased by $1.3 million, or 15.5%, for the six months ended June 30, 2024, as compared to the same period in 2023. The increase was primarily due to an increase of $1.4 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express®, Cryoport ELITE™ Solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleet. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Impairment loss. As a result of the interim impairment assessment performed as of June 30, 2024, the Company recorded an impairment loss of $63.8 million, primarily related to full impairment charge of goodwill related to the MVE Biological Solutions.

Investment Income. Investment income increased by $0.3 million, for the six months ended June 30, 2024, as compared to the prior year.

Interest expense. Interest expense increased by $0.3 million for the six months ended June 30, 2024, as compared to the prior year.

Gain on extinguishment of debt, net.  In May 2024, the Company repurchased $10.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million in cash resulting in a net gain of $1.2 million, which includes the write off of $0.2 million of unamortized debt issuance costs.

Other income, net. Other income, net decreased by $3.1 million for the six months ended June 30, 2024, as compared to the prior year. This was primarily due the gain on insurance claim of $2.6 million in 2023 related to the New Prague fire that did not occur in the current year and a decrease of $0.6 million for foreign currency due to current period losses.

Provision for income taxes. The provision for income taxes decreased by $0.5 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, resulting in effective tax rates of negative 0.6% and negative 4.9%, respectively. The decrease in tax expense and increase in the effective tax rate for the six months ended June 30, 2024, as compared to the prior year is primarily due to lower taxable foreign earnings and the impairment loss. The negative effective tax rate of 0.6% for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to the impairment loss, changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net loss adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, restructuring costs, investment income, unrealized gain or loss on investments, foreign currency gain or loss, gain on insurance claim, changes in fair value of contingent consideration and charges or gains resulting from non-recurring events.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
GAAP net loss	$(77,989)	$(18,355)	$(96,884)	$(23,929)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	7,558	6,723	15,027	13,127
Acquisition and integration costs	474	4,372	588	5,629
Restructuring costs	548	—	548	—
Investment income	(2,809)	(2,647)	(5,409)	(5,114)
Unrealized (gain)/loss on investments	795	1,388	(942)	(36)
Gain on insurance claim	—	—	—	(2,642)
Foreign currency (gain)/loss	268	(753)	929	(596)
Interest expense, net	1,245	1,331	2,583	2,840
Stock-based compensation expense	4,997	5,800	10,453	10,984
Gain on extinguishment of debt, net	(1,179)	—	(1,179)	—
Impairment loss	63,809	—	63,809	—
Change in fair value of contingent consideration	(1,938)	158	(1,645)	204
Income taxes	383	635	598	1,127
Adjusted EBITDA	$(3,838)	$(1,348)	$(11,524)	$1,594

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

Recent fluctuations in foreign currency exchange rates, including the increased strength of the U.S. dollar against the Euro, Chinese Yuan, Japanese Yen, and Indian Rupee has adversely impacted our results of operations and cash flow from our operations in EMEA and APAC. Our revenue would have been $0.3 million higher in constant currency for the three and six months ended June 30, 2024 and 2023.

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

Cryoport, Inc. and Subsidiaries

Revenue at Constant Currency

(Unaudited, in thousands)

	Three Months Ended June 30, 2024
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$38,040	$19,557	$57,597
Non-GAAP Constant Currency	38,246	19,625	57,871
FX Impact [$]	$(206)	$(68)	$(274)
FX Impact [%]	(0.5)%	(0.3)%	(0.5)%

	Six Months Ended June 30, 2024
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$74,826	$37,363	$112,189
Non-GAAP Constant Currency	75,027	37,434	112,461
FX Impact [$]	$(201)	$(71)	$(272)
FX Impact [%]	(0.3)%	(0.2)%	(0.2)%

Liquidity and Capital Resources

As of June 30, 2024, the Company had cash and cash equivalents of $46.5 million, $380.7 million in short-term investments and had working capital of $456.3 million. We expect to continue to incur significant expenses in the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

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

Cash flows Summary

	For the Six Months Ended June 30,
	2024	2023	$ Change

	(in thousands)
Operating activities	$(11,290)	$(1,280)	$(10,010)
Investing activities	19,766	32,295	(12,529)
Financing activities	(8,252)	1,219	(9,471)
Effect of exchange rate changes on cash and cash equivalents	(112)	(1,515)	1,403
Net increase in cash and cash equivalents	$112	$30,719	$(30,607)

Operating activities

For the six months ended June 30, 2024, our cash used in operating activities of $11.3 million reflects the net loss of $96.9 million offset by non-cash expenses of $89.7 million primarily comprised of $63.8 million impairment loss, $15.0 million of depreciation and amortization, $10.5 million of stock-based compensation, and $2.8 million of non-cash operating lease expense, which was partially offset by a gain on available-for-sale investments of $2.0 million, and a gain on the extinguishment of debt of $1.2 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items was a decrease in accounts payable and other accrued expenses of $2.3 million, a decrease in operating lease liabilities of $2.8 million, an increase in prepaid expenses and other current assets of $1.4 million, and a decrease in net deferred tax (asset) liability of $1.0 million, which were partially offset by a decrease in inventories of $2.4 million, and a decrease in accounts receivable of $1.6 million.

Investing activities

Net cash provided by investing activities of $19.8 million during the six months ended June 30, 2024 was primarily due to the maturity of short-term investments of $80.2 million which was partially offset by facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $7.8 million.

Financing activities

Net cash used in financing activities totaled $8.3 million during the six months ended June 30, 2024, as a result of $8.7 million paid for the repurchase of 2026 Senior Notes, partially offset by proceeds of $0.6 million from the exercise of stock options.

Repurchase Program

On March 11, 2022, the Company announced that its board of directors authorized the Repurchase Program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. There were no shares repurchased during the six months ended June 30, 2024 and 2023.

In May 2024 and September 2023, the Company repurchased $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million and $25.0 million, respectively, in cash. Following these repurchases, approximately $361.2 million principal amount of the 2026 Senior Notes remain outstanding at June 30, 2024.

As of June 30, 2024, the Company had $28.3 million of remaining repurchase authorization under the Repurchase Program through December 31, 2025.

In July 2024, the Company repurchased an additional $15.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.6 million in cash.  See Note 17 in our accompanying consolidated financial statements for additional information.

In August 2024, a repurchase program authorized by the Company’s Board of Directors that authorizes the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion and remains in effect through December 31, 2027 became effective. The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2024, the estimated fair value of the Convertible Senior Notes was $321.8 million. For additional information about the Convertible Senior Notes, see Note 11 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenues and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the six months ended June 30, 2024, revenues from our international business, which accounted for 38% of our consolidated revenues, decreased by $0.4 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenues.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of June 30, 2024, of $31.5 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.6 million, $3.1 million, and $6.3 million, respectively, recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of June 30, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $4.5 million, $9.0 million, and $18.1 million, respectively, reported as accumulated other comprehensive income (loss). Based on the short-term intercompany loan balances as of June 30, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $3.4 million, $6.9 million, and $13.7 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2024.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit
Index

10.1

Cryoport, Inc. 2018 Omnibus Equity Incentive Plan (as amended by the First Amendment, Second Amendment and Third Amendment, effective May 17, 2024). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 22, 2024.

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

Cryoport, Inc.

Dated: August 8, 2024

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: August 8, 2024

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer