Form 10-Q
period 2024-09-30
Cryoport, Inc.
filed 2024-11-07
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024 there were 49,430,583 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,665	$46,346
Short-term investments	228,001	410,409
Accounts receivable, net	43,461	42,074
Inventories	23,552	26,206
Prepaid expenses and other current assets	10,658	10,077
Total current assets	350,337	535,112
Property and equipment, net	88,281	84,858
Operating lease right-of-use assets	30,113	32,653
Intangible assets, net	175,815	194,382
Goodwill	54,057	108,403
Deposits	1,493	1,680
Deferred tax assets	1,669	656
Total assets	$701,765	$957,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$25,194	$26,995
Accrued compensation and related expenses	11,275	11,409
Deferred revenue	1,091	1,308
Current portion of operating lease liabilities	5,834	5,371
Current portion of finance lease liabilities	470	286
Current portion of convertible senior notes, net of discount of $0.1 million	14,271	—
Current portion of notes payable	153	149
Current portion of contingent consideration	3,151	92
Total current liabilities	61,439	45,610
Convertible senior notes, net of discount of $2.6 million and $7.0 million, respectively	183,628	378,553
Notes payable	1,238	1,335
Operating lease liabilities, net of current portion	26,466	29,355
Finance lease liabilities, net of current portion	1,306	954
Deferred tax liabilities	3,526	2,816
Other long-term liabilities	569	601
Contingent consideration, net of current portion	5,021	9,497
Total liabilities	283,193	468,721

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	32,275	26,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,430,583 and 48,971,026 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	49	49
Additional paid-in capital	1,141,122	1,131,183
Accumulated deficit	(738,498)	(642,419)
Accumulated other comprehensive loss	(16,376)	(26,065)
Total stockholders’ equity	418,572	489,023
Total liabilities and stockholders’ equity	$701,765	$957,744

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Life Sciences Services revenue	$39,278	$36,022	$114,104	$107,062
Life Sciences Products revenue	17,386	20,135	54,749	68,933
Total revenue	56,664	56,157	168,853	175,995

Cost of services revenue	21,220	20,803	63,927	59,887
Cost of products revenue	10,059	11,088	32,576	40,037
Total cost of revenue	31,279	31,891	96,503	99,924
Gross margin	25,385	24,266	72,350	76,071

Operating costs and expenses:
Selling, general and administrative	37,654	36,023	111,921	108,066
Engineering and development	4,157	5,152	13,555	13,291
Impairment loss	—	—	63,809	—
Total operating costs and expenses	41,811	41,175	189,285	121,357

Loss from operations	(16,426)	(16,909)	(116,935)	(45,286)
Other income (expense):
Investment income	3,059	2,848	8,468	7,962
Interest expense	(889)	(1,357)	(3,472)	(4,197)
Gain on extinguishment of debt, net	17,326	5,679	18,505	5,679
Other income (expense), net	(1,616)	(3,059)	(1,398)	242
Total other income, net	17,880	4,111	22,103	9,686
Income (loss) before provision for income taxes	1,454	(12,798)	(94,832)	(35,600)
Provision for income taxes	(649)	(471)	(1,247)	(1,598)
Net income (loss)	$805	$(13,269)	$(96,079)	$(37,198)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(6,000)	(6,000)
Net loss attributable to common stockholders	$(1,195)	$(15,269)	$(102,079)	$(43,198)
Net loss per share - basic and diluted	$(0.02)	$(0.31)	$(2.07)	$(0.89)
Weighted average shares outstanding – basic and diluted	49,417,757	48,904,102	49,261,717	48,660,646

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$805	$(13,269)	$(96,079)	$(37,198)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	1,964	624	3,219	3,076
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	7,843	758	6,224	1,389
Foreign currency translation adjustments	3,006	(995)	246	(4,017)
Other comprehensive income	12,813	387	9,689	448
Total comprehensive income (loss)	$13,618	$(12,882)	$(86,390)	$(36,750)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity (Deficit)

Balance at June 30, 2023	—	$—	—	$—	200,000	$22,275	48,879,018	$49	$1,123,180	$(566,761)	$(34,488)	$544,255
Net loss	—	—	—	—	—	—	—	—	—	(13,269)	—	(13,269)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	387	387
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,976	—	—	5,976
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	12,499	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	72,200	—	179	—	—	179
Balance at September 30, 2023	—	$—	—	$—	200,000	$24,275	48,963,717	$49	$1,127,335	$(580,030)	$(34,101)	$537,528

Balance at June 30, 2024	—	$—	—	$—	200,000	$30,275	49,412,294	$49	$1,138,263	$(739,303)	$(29,189)	$400,095
Net income	—	—	—	—	—	—	—	—	—	805	—	805
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	12,813	12,813
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,838	—	—	4,838
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	14,122	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	4,167	—	21	—	—	21
Balance at September 30, 2024	—	$—	—	$—	200,000	$32,275	49,430,583	$49	$1,141,122	$(738,498)	$(16,376)	$418,572

Balance at December 31, 2022	—	$—	—	$—	200,000	$18,275	48,334,280	$48	$1,114,896	$(542,832)	$(34,549)	$555,838
Net loss	—	—	—	—	—	—	—	—	—	(37,198)	—	(37,198)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	448	448
Stock-based compensation expense	—	—	—	—	—	—	—	—	16,960	—	—	16,960
Paid-in-kind preferred stock dividend	—	—	—	—	—	6,000	—	—	(6,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	221,623	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	407,814	1	1,479	—	—	1,480
Balance at September 30, 2023	—	$—	—	$—	200,000	$24,275	48,963,717	$49	$1,127,335	$(580,030)	$(34,101)	$537,528

Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023
Net loss	—	—	—	—	—	—	—	—	—	(96,079)	—	(96,079)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	9,689	9,689
Stock-based compensation expense	—	—	—	—	—	—	—	—	15,291	—	—	15,291
Paid-in-kind preferred stock dividend	—	—	—	—	—	6,000	—	—	(6,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	338,876	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	120,681	—	648	—	—	648
Balance at September 30, 2024	—	$—	—	$—	200,000	$32,275	49,430,583	$49	$1,141,122	$(738,498)	$(16,376)	$418,572

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(96,079)	$(37,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	63,809	—
Depreciation and amortization	22,863	20,038
Amortization of debt discount	1,622	1,928
Non-cash operating lease expense	4,391	3,403
Unrealized (gain) loss on investments in equity securities	(1,445)	2,255
Realized loss on investments in equity securities	48	—
Realized loss on available-for-sale investments	3,989	62
Gain on extinguishment of debt	(18,505)	(5,679)
Stock-based compensation expense	15,291	16,960
Loss on disposal of property and equipment	295	277
Gain on insurance settlement	—	(2,642)
Change in credit losses	18	(135)
Insurance proceeds for operations	—	1,212
Change in contingent consideration	(1,329)	(205)
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	1,088
Inventories	2,716	(1,572)
Prepaid expenses and other current assets	454	(2,298)
Deposits	195	(652)
Operating lease liabilities	(4,281)	(3,009)
Accounts payable and other accrued expenses	(3,022)	(36)
Accrued compensation and related expenses	(192)	2,013
Deferred revenue	(223)	1,141
Net deferred tax liability	(383)	(190)
Net cash used in operating activities	(10,843)	(3,239)

Cash Flows From Investing Activities:
Purchases of property and equipment	(12,035)	(27,212)
Insurance proceeds for loss of fixed assets	—	976
Software development costs	(2,761)	(4,830)
Purchases of short-term investments	(50,721)	—
Acquisitions	(295)	—
Sales/maturities of short-term investments	239,978	82,487
Patent and trademark costs	(830)	(616)
Net cash provided by investing activities	173,336	50,805

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	648	1,480
Cash paid to repurchase of 2026 Senior Notes	(163,772)	(25,003)
Repayment of notes payable	(113)	(26)
Repayment of finance lease liabilities	(306)	(123)
Net cash used in financing activities	(163,543)	(23,672)

Effect of exchange rates on cash and cash equivalents	(631)	(1,016)
Net change in cash and cash equivalents	(1,681)	22,878
Cash and cash equivalents — beginning of period	46,346	36,595
Cash and cash equivalents — end of period	$44,665	$59,473

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$629	$1,792

Cash paid for income taxes	$1,179	$951

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$1,543	$9,581

Net unrealized gain (loss) on available-for-sale debt securities	$3,219	$3,076

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$(6,224)	$1,389

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$6,000	$6,000

Fixed assets included in accounts payable and accrued liabilities	$27	$572

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is a leading global provider of innovative products and services supporting the life sciences. Our mission is to enable the future of medicine for a new era of life sciences. With over 50 strategic locations covering the Americas, EMEA (Europe, the Middle East and Africa) and APAC (Asia Pacific), Cryoport's global platform provides mission-critical bio-logistics, bio-storage, bio-processing, and cryogenic systems to over 3,000 customers worldwide. Our platform of solutions and services, together with our global team of over 1,100 dedicated colleagues, delivers a unique combination of innovative supply chain technologies and services through our industry-leading brands, including Cryoport Systems, MVE Biological Solutions (“MVE”), CRYOPDP, and CRYOGENE.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $0.2 million and ($4.0) million for the nine months ended September 30, 2024 and 2023, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Accounting Guidance Issued but Not Adopted at September 30, 2024

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at September 30, 2024 and December 31, 2023.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the three months ended September 30, 2024 and 2023, the Company had revenue from foreign customers of approximately $25.9 million and $24.6 million, respectively, which constituted approximately 45.7% and 43.8%, respectively, of total revenue. No single customer generated over 10% of revenue during the three months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024 and 2023, the Company had revenue from foreign customers of approximately $75.1 million and $79.6 million, respectively, which constituted approximately 44.4% and 45.3%, respectively, of total revenue. No single customer generated over 10% of revenue during the nine months ended September 30, 2024 and 2023.

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenue. Effective the first quarter of 2024, the Company began reporting its services revenue in the following categories: BioLogistics Solutions and BioStorage/BioServices as Life Sciences Services, and its products revenue as Life Sciences Products. The Company believes this change better aligns its revenue categories with its strategic priorities. The following table disaggregates the Company’s revenue by such categories for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
BioLogistics Solutions	$35,302	$32,486	$103,076	$97,093
BioStorage/BioServices	3,976	3,536	11,028	9,969
Life Sciences Services	39,278	36,022	114,104	107,062
Life Sciences Products	17,386	20,135	54,749	68,933
Total revenue	$56,664	$56,157	$168,853	$175,995

Given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. The Company’s geographical revenues, by origin, for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Americas	$30,772	$31,570	$93,799	$96,351
Europe, the Middle East, and Africa (EMEA)	14,474	14,236	44,736	47,507
Asia Pacific (APAC)	11,418	10,351	30,318	32,137
Total revenue	$56,664	$56,157	$168,853	$175,995

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.1 million and $1.3 million at September 30, 2024 and December 31, 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized revenues of $0.7 million and $0.5 million, respectively, from the related contract liabilities outstanding as the services were performed. During the nine months ended September 30, 2024 and 2023, the Company recognized revenues of $1.3 million and $0.9 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at September 30, 2024 and December 31, 2023 are net of allowance for credit losses of $2.1 million and $2.0 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Balance of allowance for credit losses, beginning of period	$1,992	1,275
Change in expected credit losses	159	812
Write-offs, net of recoveries	(83)	(95)
Balance of allowance for credit losses, end of period	$2,068	1,992

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

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$805	$(13,269)	$(96,079)	$(37,198)
Paid-in-kind dividend on Series C Preferred Stock	(2,000)	(2,000)	(6,000)	(6,000)
Net loss attributable to common shareholders	$(1,195)	$(15,269)	$(102,079)	$(43,198)
Weighted average common shares issued and outstanding - basic and diluted	49,417,757	48,904,102	49,261,717	48,660,646
Basic and diluted net loss per share	$(0.02)	$(0.31)	$(2.07)	$(0.89)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	21,397	2,149,221	1,097,894	2,735,008
Restricted stock units	1,072,117	1,073,840	1,072,117	1,073,840
Series C convertible preferred stock	6,073,145	5,836,173	6,073,145	5,836,173
Conversion of 2026 Senior Notes	1,583,280	3,156,483	1,583,280	3,156,483
Conversion of 2025 Senior Notes	599,953	599,954	599,953	599,954
	9,349,892	12,815,671	10,426,389	13,401,458

Note 6. Acquisitions

2022 Acquisitions

In April 2022, the Company completed the acquisition of Cell&Co BioServices (“Cell&Co”) in Clermont-Ferrand, France with additional operations in Pont-du-Château, France to further enhance its existing global temperature-controlled supply chain capabilities. Cell&Co is a bioservices business providing biorepository, kitting, and logistics services to the life sciences industry. The purchase consideration was €5.7 million ($6.2 million), comprised of upfront consideration of €3.2 million ($3.5 million) in cash, 15,152 shares of the Company’s common stock with a fair value of $0.4 million, and an earn-out provision with a fair value of €2.0 million ($2.2 million) based on achieving annual EBITDA targets through 2025, as defined in the share purchase agreement, of which $0.3 million was paid to the sellers in 2023. Of the purchase consideration, $2.7 million was allocated to goodwill and $3.4 million to identifiable intangible assets. The acquired goodwill and intangible assets are not deductible for tax purposes.

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

Tec4med Life Science Acquisition

In November 2023, the Company completed the acquisition of TEC4MED LifeScience GmbH (“Tec4med”) based in Darmstadt, Germany. Tec4med provides next generation pharmaceutical supply chain visibility by integrating condition monitoring, cloud and artificial intelligence (AI) solutions. ISO 9001-certified, Tec4med works with pharmaceutical-compliant, ready-to-use devices and software, offering customer-specific integrations. Tec4med broadens Cryoport’s portfolio of condition monitoring solutions and provides additional resources and capabilities to drive new product development and accelerate its European market expansion, particularly in the DACH region (Germany, Austria, Switzerland). The purchase consideration was €3.0 million ($3.2 million), of which €2.5 million ($2.7 million) was allocated to goodwill and €0.3 million ($0.4 million) to identifiable intangible assets. The valuation of the intangible assets and opening balance sheet are preliminary estimates subject to change as we complete our procedures. The acquired goodwill and intangible assets are not deductible for tax purposes.

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

The purchase consideration was $10.2 million, comprised of upfront consideration of $4.5 million and an earn-out provision with a fair value of $5.7 million, based on achieving certain revenue and EBITDA targets through 2026, as defined in the share purchase agreement. Of the purchase consideration, $4.4 million was allocated to goodwill and $3.7 million to identifiable intangible assets. The final purchase price for the Bluebird Express Acquisition was $10.4 million after paying a $0.2 million net working capital settlement to the sellers during the nine months ended September 30, 2024, which was recorded as a measurement period adjustment, resulting in adjusted goodwill of $4.6 million. The acquired goodwill and intangible assets are deductible for tax purposes.

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

Total revenue and net loss would have been $181.7 million and $37.9 million, respectively, for the nine months ended September 30, 2023, if the Company had acquired Bluebird Express on January 1, 2023.

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Cash	$44,042	$40,979
Cash equivalents:
Money market mutual fund	623	5,367
Total cash and cash equivalents	44,665	46,346
Short-term investments:
U.S. Treasury notes and bills	43,677	136,665
Mutual funds	100,019	101,085
Corporate debt securities	84,305	172,658
Total short-term investments	228,001	410,409
Cash, cash equivalents and short-term investments	$272,666	$456,755

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at September 30, 2024 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$42,413	$1,264	$—	$43,677
Corporate debt securities	82,350	1,955	—	84,305
Total available-for-sale investments	$124,763	$3,219	$—	$127,982

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2024:

	Amortized Cost	Fair Value
Due within one year	$56,436	$57,957
Due after one year through five years	68,327	70,025
Due after five years through ten years	—	—
Total	$124,763	$127,982

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$43,677	$—	$43,677	$—
Corporate debt securities	—	—	84,305	—	84,305	—
Total	$—	$—	$127,982	$—	$127,982	$—

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, except in the case of an economic reason, such as the need to support a debt repurchase strategy. In such circumstances, the Company may consider selling these investments to optimize its overall capital structure. Absent an economic reason to sell the investments, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at September 30, 2024. For corporate debt securities, the unrealized losses were primarily caused by interest rate increases. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity, unless an economic rationale, such as the repurchase of debt or similar capital allocation decisions, arises. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, absent an economic reason to sell the investments, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at September 30, 2024.

During the three months ended September 30, 2024 and 2023, we had realized gains (losses) of ($6.0) million and $0.01 million on available-for-sale investments, respectively.

During the nine months ended September 30, 2024 and 2023, we had realized losses of ($4.0) million and ($0.06) million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $100.0 million at September 30, 2024. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the nine months ended September 30, 2024 and 2023 related to equity securities held at September 30, 2024 and 2023 are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net losses recognized during the nine months on equity securities	$(1,026)	$(3,765)
Less: net gains recognized during the year on equity securities sold during the period	2,471	1,510
Unrealized gains (losses) recognized during the nine months on equity securities still held at September 30, 2024 and 2023	$1,445	$(2,255)

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
Money market mutual fund	$623	$—	$-	$623
Mutual funds	100,019	—	-	100,019
U.S. Treasury notes	43,677	—	-	43,677
Corporate debt securities	84,305	—	—	84,305
	$228,624	$-	$-	$228,624
Liabilities:
Convertible Senior Notes	$—	$197,899	$—	$197,899
Contingent consideration	—	—	8,172	8,172
	$-	$197,899	$8,172	$206,071

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Money market mutual fund	$5,367	$—	$—	$5,367
Mutual funds	101,085	—	—	101,085
U.S. Treasury notes	136,665	—	—	136,665
Corporate debt securities	172,658	—	—	172,658
	$415,775	$—	$—	$415,775
Liabilities:
Convertible Senior Notes	$—	$378,553	$—	$378,553
Contingent consideration	—	—	9,589	9,589
	$—	$378,553	$9,589	$388,142

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and U.S. treasury bills, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2024.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$183,628	$164,438	$364,362	$306,355
2025 Senior Notes	$14,271	$14,106	$14,191	$13,495

Under the terms of the Critical Transport Solutions Australia (“CTSA”) acquisition, contingent consideration may be payable in cash based on the achievement of a certain EBITDA target for 2024, with no maximum limit as to the contingent consideration achievable. Under the terms of the F-airGate, Cell&Co, Polar Expres, and Bluebird Express acquisitions, contingent consideration may be payable in cash based on the achievement of certain future revenue and/or EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $26.1 million (undiscounted) in the aggregate. The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the F-airGate and Polar Expres acquisitions was determined using a probability-weighted discounted cash flow model. The fair value of the contingent consideration for the CTSA, Cell&Co and Bluebird Express acquisitions was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $8.2 million and $9.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The gains recognized in earnings and the change in net assets related to the contingent consideration at September 30, 2024 were as follows (in thousands):

	Fair Value	Gains		Foreign	Fair Value
	December 31,	recognized in		Currency	September 30,
	2023	earnings	Payments	Adjustment	2024
2021 Acquisitions	$1,006	$(587)	$—	$17	$436
2022 Acquisitions	2,596	(679)	—	94	2,011
2023 Acquisitions	5,987	(167)	(95)	—	5,725
	$9,589	$(1,433)	$(95)	$111	$8,172

The net gains recognized in earnings have been reported in operating expenses in the consolidated statement of operations for the nine months ended September 30, 2024.

Note 9. Inventory

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$13,940	$15,335
Work-in-process	1,327	1,375
Finished goods	8,285	9,496
Total	$23,552	$26,206

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Balance at beginning of period
Goodwill	$157,972	$151,117
Accumulated impairment losses	(49,569)	—
Subtotal	108,403	151,117

Activity during the period
Foreign currency adjustment	16	(284)
Goodwill impairment charge	(54,563)	(49,569)
Goodwill related to Tec4med acquisition	—	2,694
Goodwill related to Bluebird Express acquisition	201	4,445

Balance at end of period
Goodwill	158,189	157,972
Accumulated impairment losses	(104,132)	(49,569)
Total	$54,057	$108,403

Impairment of Goodwill

Due to a sustained decrease in the Company’s share price in the second quarter of 2024, and a reduction in the projected operating performance of the MVE reporting unit, which management deemed to be triggering events related to goodwill and indefinite-lived intangible assets, we performed an interim impairment assessment of goodwill for the MVE and CRYOPDP reporting units as of June 30, 2024, with the assistance of an independent third party valuation specialist, using management’s updated interim financial and operational plans. Based on our analysis, we concluded that there has been no impairment of the goodwill associated with the CRYOPDP reporting unit as its carrying value did not exceed its estimated fair value. We further concluded that our MVE reporting unit’s carrying value exceeded its estimated fair value, and as a result, we recorded an impairment charge of $54.6 million related to full impairment of the goodwill related to the MVE reporting unit in the consolidated statement of operations for the six months ended June 30, 2024 and nine months ended September 30, 2024.

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

Intangible Assets

The following table presents our intangible assets as of September 30, 2024 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$810	$463	$—	$347	4
Technology	53,316	14,602	—	38,714	8
Customer relationships	131,785	37,065	—	94,720	10
Trade name/trademark	947	323	(265)	359	8
Agent network	14,020	11,025	—	2,995	3
Order backlog	2,600	2,600	—	—	—
Land use rights	2,198	215	—	1,983	34
Patents and trademarks	45,762	85	(8,980)	36,697	—
Total	$251,438	$66,378	$(9,245)	$175,815

The following table presents our intangible assets as of December 31, 2023 (in thousands):

				Weighted
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (years)
Non-compete agreement	$810	$368	$442	5
Technology	50,376	11,205	39,171	9
Customer relationships	131,578	29,964	101,614	11
Trade name/trademark	938	211	727	10
Agent network	13,761	8,148	5,613	3
Order backlog	2,600	2,600	—	—
Land use rights	2,255	247	2,008	34
Patents and trademarks	44,932	125	44,807	—
Total	$247,250	$52,868	$194,382

Amortization expense for intangible assets for the three and nine months ended September 30, 2024, was $4.3 million and $13.0 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2023 was $4.0 million and $11.7 million, respectively.

Impairment of Trademarks and Trade Names

As part of our interim impairment assessment as of June 30, 2024 described further above, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative.

Expected future amortization of intangible assets as of September 30, 2024 is as follows:

Years Ending December 31,	Amount
Remainder of 2024 (excluding the nine months ended September 30, 2024)	$3,898
2025	15,124
2026	14,831
2027	14,450
2028	13,406
Thereafter	70,961
$132,670

Note 11. Convertible Senior Notes

Convertible Senior Notes consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	186,185	371,185
Less: unamortized debt issuance costs	(2,630)	(6,976)
Total carrying value of Convertible Senior Notes, net	197,899	378,553
Less: current portion of carrying value of Convertible Senior Notes, net	(14,271)	—
Total carrying value of Convertible Senior Notes, net - long-term	$183,628	$378,553

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Coupon interest	$598	$852	$2,199	$2,576
Amortization of debt issuance costs	424	645	1,622	1,928
Total interest expense on Convertible Senior Notes	$1,022	$1,497	$3,821	$4,504

The Company’s 2025 Senior Notes and 2026 Senior Notes payable of $14.3 million and $186.2 million, respectively, are due and payable in 2025 and 2026, respectively.

In September 2023, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Senior Notes to repurchase $31.3 million, in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $25.0 million, plus accrued and unpaid interest. For the three and nine months ended September 30, 2023, the Company recorded $5.7 million as a gain on extinguishment of debt on its condensed consolidated statement of operations, which includes the write off of $0.6 million of unamortized debt issuance costs.

In May 2024, July 2024 and August 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Senior Notes to repurchase $10.0 million, $15.0 million and $160.0 million, respectively, in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million, $12.9 million and $141.6 million, respectively, plus accrued and unpaid interest. The Company recorded $17.3 million as a net gain on extinguishment of debt on its consolidated statement of operations for the three months ended September 30, 2024, which includes the write off of $2.6 million of unamortized debt issuance costs and $0.7 million of transaction expenses. The Company recorded $18.5 million as a net gain on extinguishment of debt on its consolidated statement of operations for the nine months ended September 30, 2024, which includes the write off of $2.7 million of unamortized debt issuance costs and $0.7 million of transaction expenses. The repurchases of the 2026 Senior Notes were made under the 2024 Repurchase Program. The repurchases were made pursuant to the Company’s authorized Repurchase Programs (as defined in Note 15). See Note 15 – Stockholders’ Equity for additional information related to the Repurchase Programs.

As of September 30, 2024, the Company has approximately $186.2 million and $14.3 million principal amount of the 2026 Senior Notes and 2025 Senior Notes outstanding, respectively, and has approximately $73.9 million of repurchase authorization available under the Repurchase Programs.

See Note 10 – Convertible Senior Notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to the Company’s Convertible Senior Notes.

Note 12. Notes Payable

Notes payable consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Principal amount of notes payable	$1,391	$1,484
Less: current portion of notes payable	(153)	(149)
Notes payable – long-term	$1,238	$1,335

Interest expense incurred in connection with the notes payable consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense	$5	$1	$14	$3
Amortization of debt discount	—	—	—	—
Total interest expense on notes payable	$5	$1	$14	$3

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

Future note payments as of September 30, 2024 were as follows (in thousands):

Years Ending December 31,	Amount
2024 (excluding the nine months ended September 30, 2024)	$43
2025	153
2026	155
2027	152
2028	139
Thereafter	749
Total note maturities	$1,391

Note 13. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of one year to approximately thirteen years, some of which include options to extend the leases for multiple renewal periods of five years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

In October 2022, Cryoport Systems entered into a lease agreement commencing in 2025 for an administrative, global supply chain center and research and development center in Santa Ana, California, in the aggregate rental amount of $27.7 million spanning 10 years. This lease is not included in the balance sheet right-of-use asset and lease liability as it commences in 2025.

The components of lease cost were as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Operating lease cost	$6,154	$5,292
Finance lease cost:
Amortization of right-of-use assets	321	139
Interest on finance lease liabilities	103	36
	424	175
Total lease cost	6,578	5,467

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,043	$4,891
Operating cash flows from finance leases	$372	$161
Financing cash flows from finance leases	$306	$123

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$1,543	$9,581
Finance leases	$835	$609

	September 30,		December 31,
	2024		2023
Weighted-Average Remaining Lease Term
Operating leases	8.1	years	10.8	years
Finance leases	3.6	years	4.2	years

Weighted-Average Discount Rate
Operating leases	7.4%		8.7%
Finance leases	8.3%		8.4%

Future minimum lease payments under non-cancellable leases that have commenced as of September 30, 2024 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2024 (excluding the nine months ended September 30, 2024)	$2,003	$148
2025	7,581	595
2026	5,831	566
2027	5,015	433
2028	3,771	284
Thereafter	19,439	30
Total future minimum lease payments	43,640	2,056
Less: imputed interest	(11,340)	(280)
Total	$32,300	$1,776

	Operating	Finance
Reported as of September 30, 2024	Leases	Leases
Current lease liabilities	$5,834	$470
Noncurrent lease liabilities	26,466	1,306
Total	$32,300	$1,776

Note 14. Commitments and Contingencies

MVE Biological Solutions Fire

On January 25, 2022, a fire occurred at the MVE manufacturing facility (“New Prague fire”) located in New Prague, Minnesota. The New Prague facility manufactures aluminum dewars and is one of MVE’s three global manufacturing facilities. There were no injuries reported and damage was limited to a portion of the facility. As a consequence of the fire damage, the New Prague manufacturing operations were curtailed on an interim basis until the necessary repairs were completed. Production was resumed at the facility during the week of February 14, 2022 and ramped up production toward the end of the first quarter of 2022. The Company estimated that the revenue impact of the New Prague fire was approximately $9.4 million and was primarily limited to the first quarter of 2022.

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

In July 2024, May 2024 and September 2023, the Company repurchased $15.0 million, $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $12.9 million, $8.7 million and $25.0 million, respectively, plus accrued and unpaid interest.  The repurchases were made pursuant to the 2022 Repurchase Plan.

In August 2024, the Company’s Board of Directors authorized a Repurchase Program through December 31, 2027, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2024 Repurchase Program” and, together with the 2022 Repurchase Program, the “Repurchase Programs”). The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The authorized amount under the 2024 Repurchase Program was in addition to the 2022 Repurchase Program and did not modify the 2022 Repurchase Program.

Additionally, in August 2024, the Company repurchased approximately $160.0 million aggregate principal amount of the 2026 Senior Notes for a cash repurchase price of $141.6 million, plus accrued and unpaid interest. The repurchase was made pursuant to the 2024 Repurchase Program.

There were no shares of common stock repurchased during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the Company has approximately $186.2 million in principal amount of the 2026 Senior Notes outstanding and has approximately $73.9 million of repurchase authorization available under the Repurchase Programs.

Common Stock Reserved for Future Issuance

As of September 30, 2024, approximately 16.7 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	7,332,899
Vesting of restricted stock units	1,072,117
Conversion of Series C Preferred Stock	6,073,145
Conversion of convertible 2026 Senior Notes	1,583,280
Conversion of convertible 2025 Senior Notes	599,953
Total shares of common stock reserved for future issuances	16,661,394

Note 16. Stock-Based Compensation

Stock Options

During the three and nine months ended September 30, 2024 and 2023, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	September 30,
	2024	2023
Expected life (years)	3.8 - 4.9	3.8 - 5.2
Risk-free interest rate	3.5% - 4.5%	3.5% - 4.4%
Volatility	68.9% - 74.9%	69.9% - 80.0%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$668	$604	$2,030	$1,655
Selling, general and administrative	3,851	4,904	12,206	13,973
Engineering and development	319	468	1,055	1,332
	$4,838	$5,976	$15,291	$16,960

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2023	7,224,820	$15.88	—	—
Granted (weighted-average fair value of $7.67 per share)	325,889	13.94	—	—
Exercised	(120,681)	5.37	—	—
Forfeited	(97,129)	33.56	—	—
Outstanding — September 30, 2024	7,332,899	$15.73	3.7	$9,098
Vested (exercisable) — September 30, 2024	6,632,991	$14.87	3.5	$9,098
Expected to vest after September 30, 2024 (unexercisable)	699,908	$23.93	5.6	$—
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2024, which was $8.11 per share.

Total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $1.1 million and $6.7 million, respectively.

As of September 30, 2024, there was unrecognized compensation expense of $8.8 million related to unvested stock options, which we expect to recognize over a weighted average period of 1.8 years.

As of September 30, 2024, the Company had 2,810,344 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted stock units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding – December 31, 2023	1,076,629	$27.73
Granted	441,764	14.26
Share issuance	(338,876)	15.84
Forfeited	(107,400)	23.50
Outstanding – September 30, 2024	1,072,117	$21.80

For the three months ended September 30, 2024 and 2023, we recorded stock-based compensation expense on our issued restricted stock units of $2.7 million and $2.7 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded stock-based compensation expense on our issued restricted stock units of $8.1 million and $7.3 million, respectively. As of September 30, 2024 there was unrecognized compensation expense of $17.8 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.3 years.

Note 17. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could”, “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; plans relating to our cost reduction and capital realignment measures and expectation about resulting annual cost savings and financial impact; assumptions relating to the impairment of asset plans relating to any repurchases of our common stock and/or convertible notes; projected trends in the market in which we operate; our expectations relating to current supply chain impacts; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2024 (unaudited) and the consolidated balance sheet as of December 31, 2023 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the three and nine months ended September 30, 2024 and 2023 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the years ended December 31, 2023, 2022 and 2021, included in the Company’s 2023 Annual Report.

Overview

Cryoport is a global leader in supply chain solutions for cell and gene therapies that enable manufacturers, contract manufacturers, contract research organizations, developers, and researchers to carry out their respective business. We provide a broad array of supply chain solutions for the life sciences industry. Through our platform of critical products and solutions, including advanced temperature-controlled packaging, informatics, specialized bio-logistics services, bio-storage, bio-services, bio-processing, and cryogenic systems, we are “Enabling the Future of MedicineTM” worldwide through our innovative systems, compliant procedures, and agile approach to superior supply chain management.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of September 30, 2024, we supported 691 clinical trials, of which 79 were in Phase 3, and 17 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and receive commercial approval from the respective regulatory agencies will represent opportunities to become significant revenue drivers for us as the majority of them will require comprehensive temperature-controlled supply chain support and other services at commercial scale. Additionally, we expect that most will select us as their critical supply chain solution partner as a result of our work in connection with their respective clinical trials and our long track record of innovation and market responsiveness.

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

Impact of Inflation

Inflation generally impacts us by increasing our costs of labor, material, transportation and pricing from third party manufacturers. While the rates of inflation have not had a material impact on our financial statements in the past, we have seen some impact on gross margins in 2023 and in the first nine months of 2024. Based on the current economic outlook, inflationary pressures could affect our financial performance in the future if cost increases cannot be offset by net realized annual price increases and productivity gains.

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Life Sciences Services revenue	$39,278	$36,022	$3,256	9.0%
Life Sciences Products revenue	17,386	20,135	(2,749)	(13.7%)
Total revenue	56,664	56,157	507	0.9%

Cost of services revenue	(21,220)	(20,803)	(417)	2.0%
Cost of products revenue	(10,059)	(11,088)	1,029	(9.3%)
Total cost of revenue	(31,279)	(31,891)	612	(1.9%)

Gross margin	25,385	24,266	1,119	4.6%
Selling, general and administrative	(37,654)	(36,023)	(1,631)	4.5%
Engineering and development	(4,157)	(5,152)	995	(19.3%)
Investment income	3,059	2,848	211	7.4%
Interest expense	(889)	(1,357)	468	(34.5%)
Gain on extinguishment of debt, net	17,326	5,679	11,647	205.1%
Other expense, net	(1,616)	(3,059)	1,443	(47.1%)
Provision for income taxes	(649)	(471)	(178)	(65.8%)

Net income (loss)	$805	$(13,269)	$14,074	(109.7%)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net loss attributable to common stockholders	$(1,195)	$(15,269)	$14,074	(95.4%)

Total revenues by market (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
BioLogistics Solutions	$35,302	$32,486	$2,816	8.7%
BioStorage/BioServices	3,976	3,536	440	12.4%
Life Sciences Services	39,278	36,022	3,256	9.0%
Life Sciences Products	17,386	20,135	(2,749)	(13.7)%
Total revenue	$56,664	$56,157	$507	0.9%

Revenue. Revenue increased by $0.5 million, or 0.9%, from $56.2 million to $56.7 million for the three months ended September 30, 2024, as compared to the same period in 2023.

Revenues by type

Life Sciences Services revenue increased by $3.3 million, or 9.0%, from $36.0 million to $39.3 million for the three months ended September 30, 2024, as compared to the same period in 2023. This increase was driven by year-over-year growth in our BioLogistics Solutions and BioStorage/BioServices revenue of 8.7% and 12.4%, respectively, demonstrating continuing demand for our services offerings. Revenue from the support of commercial cell and gene therapies decreased by 6.9% to $6.1 million year over year as a result of revenue realized from secondary proprietary packaging sales during the third quarter of 2023. We continued to gain clinical trial market share with Cryoport supporting a total of 691 clinical trials globally at September 30, 2024, of which 79 of these clinical trials were in phase 3, representing an overall increase of 16 clinical trials from 675 clinical trials at year end 2023. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Products revenue decreased by $2.7 million, or 13.7%, from $20.1 million to $17.4 million for the three months ended September 30, 2024. This was primarily a result of decreased demand for cryogenic systems in the Americas. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities through a global network of distributors and direct client relationships.

Gross margin and cost of revenue. Gross margin for the three months ended September 30, 2024 was 44.8% of total revenue, as compared to 43.2% of total revenue for the three months ended September 30, 2023. Cost of total revenue decreased $0.6 million to $31.3 million for the three months ended September 30, 2024, as compared to $31.9 million in the same period in 2023.

Gross margin for our Life Sciences Services revenue was 46.0% of services revenue, as compared to 42.2% of services revenue for the three months ended September 30, 2023. This increase was primarily due to operational improvements and cost reduction initiatives. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 42.1% of products revenue, as compared to 44.9% of products revenue for the three months ended September 30, 2023. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $1.6 million, or 4.5% as compared to the same period in 2023. This increase was due to $1.3 million increase in wages and associated employee costs from $16.1 million in 2023 to $17.5 million in 2024, an increase in depreciation and amortization of $0.7 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions, an increase of $0.6 million as a result of cost alignment and reprioritization initiatives. These increases were partially offset by a decrease in stock-based compensation expense of $1.0 million.

Engineering and development expenses. Engineering and development expenses decreased by $1.0 million, or 19.3%, for the three months ended September 30, 2024, as compared to the same period in 2023. This decrease was primarily due to a decrease of $0.4 million in development, testing and consulting costs, and a decrease of $0.3 million in subscription fees resulting from the realignment of initiatives and related cost reductions. We continually strive to improve and expand the features of our solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and Cryoport ELITE™ shipper fleets. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment income. Investment income increased by $0.2 million for the three months ended September 30, 2024, as compared to the prior year.

Interest expense. Interest expense decreased by $0.5 million for the three months ended September 30, 2024, as compared to the prior year.

Gain on extinguishment of debt, net.  During the three months ended September 30, 2024, the Company repurchased $175.0 million in principal amount of the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”) for a repurchase price of $154.5 million in cash, plus accrued and unpaid interest, resulting in a net gain of $17.3 million, which is net of the write off of $2.6 million of unamortized debt issuance costs and $0.7 million transaction costs.

Other income (expense), net. Other income (expense), net increased by $1.4 million for the three months ended September 30, 2024, as compared to the prior year. This was primarily due to an increase of $2.4 million related to foreign currency due to current period net gains. These increases were partially offset by a decrease of $1.2 million in short-term investment net unrealized gains.

Provision for income taxes. The provision for income taxes increased by $0.2 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, resulting in effective tax rates of 44.6% and negative 3.7%, respectively. The increase in tax expense and the increase in the effective tax rate for the three months ended September 30, 2024, as compared to the prior year is primarily due to higher taxable foreign earnings. The effective tax rate of 44.6% for the three months ended September 30, 2024, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Life Sciences Services revenue	$114,104	$107,062	$7,042	6.6%
Life Sciences Products revenue	54,749	68,933	(14,184)	(20.6%)
Total revenue	168,853	175,995	(7,142)	(4.1%)

Cost of services revenue	(63,927)	(59,887)	(4,040)	6.7%
Cost of products revenue	(32,576)	(40,037)	7,461	(18.6%)
Total cost of revenue	(96,503)	(99,924)	3,421	(3.4%)

Gross margin	72,350	76,071	(3,721)	(4.9%)
Selling, general and administrative	(111,921)	(108,066)	(3,855)	3.6%
Engineering and development	(13,555)	(13,291)	(264)	2.0%
Impairment loss	(63,809)	—	(63,809)	100.0%
Investment income	8,468	7,962	506	6.4%
Interest expense	(3,472)	(4,197)	725	(17.3%)
Gain on extinguishment of debt, net	18,505	5,679	12,826	225.8%
Other income (expense), net	(1,398)	242	(1,640)	(676.8%)
Provision for income taxes	(1,247)	(1,598)	351	(52.5%)

Net loss	$(96,079)	$(37,198)	$(58,881)	157.0%
Paid-in-kind dividend on Series C convertible preferred stock	(6,000)	(6,000)	—	—
Net loss attributable to common stockholders	$(102,079)	$(43,198)	$(58,881)	135.2%

Total revenues by market (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
BioLogistics Solutions	$103,076	$97,093	$5,983	6.2%
BioStorage/BioServices	11,028	9,969	1,059	10.6%
Life Sciences Services	114,104	107,062	7,042	6.6%
Life Sciences Products	54,749	68,933	(14,184)	(20.6)%
Total revenue	$168,853	$175,995	$(7,142)	(4.1)%

Revenue. Revenue decreased by $7.1 million, or 4.1%, from $176.0 million to $168.9 million for the nine months ended September 30, 2024, as compared to the same period in 2023.

Revenue by type

Life Sciences Services revenue increased by $7.0 million, or 6.6%, from $107.1 million to $114.1 million for the nine months ended September 30, 2024, as compared to the same period in 2023. This increase was driven by year-over-year growth in our BioLogistics Solutions and BioStorage/BioServices revenue of 6.2% and 10.6%, respectively, demonstrating strong demand for our services offerings. We also continued to gain clinical trial market share with Cryoport supporting a total of 691 clinical trials globally at September 30, 2024, of which 79 of these clinical trials were in phase 3, representing an overall increase of 16 clinical trials from 675 clinical trials at year end 2023. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Products revenue decreased by $14.2 million, or 20.6%, from $68.9 million to $54.7 million for the nine months ended September 30, 2024. This was a result of an overall decrease in demand for cryogenic systems globally, driven primarily by the APAC region, particularly in China, which commenced during the second quarter of 2023, and the Americas. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Gross margin and cost of revenue. Gross margin for the nine months ended September 30, 2024 was 42.8% of total revenue, as compared to 43.2% of total revenue for the nine months ended September 30, 2023. Cost of total revenue decreased $3.4 million to $96.5 million for the nine months ended September 30, 2024, as compared to $99.9 million in the same period in 2023.

Gross margin for our Life Sciences Services revenue was 44.0% of services revenue, as compared to 44.1% of services revenue for the nine months ended September 30, 2023. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 40.5% of products revenue, as compared to 41.9% of products revenue for the nine months ended September 30, 2023. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $3.9 million, or 3.6% as compared to the same period in 2023. This increase is driven by the further buildout of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions and buildout of new competencies, such as the IntegriCellTM platform, a standardized integrated apheresis collection, cryopreservation and distribution solution for cell therapies. In October 2024, we announced the launch of our new state-of-the-art IntegriCell™ facility within our Houston campus. This offering addresses another critical aspect in optimizing the supply chain for the development and commercialization of cell-based therapies. Wages and associated employee costs increased $7.1 million from $49.3 million in 2023 to $56.4 million in 2024. Depreciation and amortization increased $1.9 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions and the launch of Cryoportal® 2 Logistics Management Platform in May 2023, an increase of $1.0 million as a result of cost alignment and reprioritization initiatives, an increase of $1.0 million related to facility and other overhead allocations and an increase of $0.9 million in public company related expenses (including legal, audit and internal control audit fees). These increases were partially offset by a decrease of $5.4 million in integration and acquisition costs primarily as a result of actively exploring a strategic business opportunity in 2023 that did not occur in 2024, a decrease of $1.6 million in the change in contingent consideration and a decrease in stock compensation expense of $1.5 million.

Engineering and development expenses. Engineering and development expenses increased by $0.3 million, or 2.0%, for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily due to an increase of $0.8 million in wages and associated employee costs to add software development and engineering resources, which was partially offset by

$0.3 million of development and testing expenses. We continually strive to improve and expand the features of our solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and Cryoport ELITE™ shipper fleets. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Impairment loss. As a result of the interim impairment assessment performed as of June 30, 2024, the Company recorded an impairment loss of $63.8 million, primarily related to full impairment charge of goodwill related to the MVE Biological Solutions reporting unit.

Investment Income. Investment income increased by $0.5 million for the nine months ended September 30, 2024, as compared to the prior year.

Interest expense. Interest expense increased by $0.7 million for the nine months ended September 30, 2024, as compared to the prior year.

Gain on extinguishment of debt, net.  During the nine months ended September 30, 2024, the Company repurchased $185.0 million in principal amount of the 2026 Senior Notes for a repurchase price of $163.1 million in cash, plus accrued and unpaid interest, resulting in a net gain of $18.5 million, which is net of the write off of $2.7 million of unamortized debt issuance costs and $0.7 million of transaction costs.

Other income, net. Other income, net decreased by $1.6 million for the nine months ended September 30, 2024, as compared to the prior year. This was primarily due to the gain on insurance claim of $2.6 million in 2023 related to the New Prague fire that did not occur in the current year and a decrease of $0.9 million for foreign currency due to current period losses.

Provision for income taxes. The provision for income taxes decreased by $0.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, resulting in effective tax rates of negative 1.3% and negative 4.5%, respectively. The decrease in tax expense and increase in the effective tax rate for the nine months ended September 30, 2024, as compared to the prior year is primarily due to the impairment loss and lower foreign taxable earnings for the nine month period. The negative effective tax rate of 1.3% for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to the impairment loss, changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, cost reduction initiatives, investment income, unrealized gain or loss on investments, foreign currency gain or loss, gain on insurance claim, net gain on extinguishment of debt, impairment loss, changes in fair value of contingent consideration and charges or gains resulting from non-recurring events, as applicable.

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

A reconciliation of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure, is presented below.

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
GAAP net income (loss)	$805	$(13,269)	$(96,079)	$(37,198)
Non-GAAP adjustments to net income (loss):
Depreciation and amortization expense	7,836	6,911	22,863	20,038
Acquisition and integration costs	308	675	896	6,304
Cost reduction initiatives	568	—	1,116	—
Investment income	(3,059)	(2,848)	(8,468)	(7,962)
Unrealized loss on investments	3,535	2,336	2,593	2,300
Gain on insurance claim	—	—	—	(2,642)
Foreign currency (gain)/loss	(1,724)	710	(762)	114
Interest expense, net	889	1,357	3,472	4,197
Stock-based compensation expense	4,838	5,976	15,291	16,960
Gain on extinguishment of debt, net	(17,326)	(5,679)	(18,505)	(5,679)
Impairment loss	—	—	63,809	—
Change in fair value of contingent consideration	316	250	(1,329)	250
Income taxes	649	471	1,247	1,598
Adjusted EBITDA	$(2,365)	$(3,110)	$(13,856)	$(1,720)

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

Changes in foreign currency exchange rates had a favorable impact on our results of operations and cash flow from our operations in EMEA and APAC during the three months ended September 30, 2024. Our revenue would have been $0.1 million lower and in constant currency for the three months ended September 30, 2024.

Changes in foreign currency exchange rates had an unfavorable impact on our results of operations and cash flow from our operations in EMEA and APAC during the nine months ended September 30, 2024. Our revenue would have been $0.1 million higher in constant currency for the nine months ended September 30, 2024.

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

Cryoport, Inc. and Subsidiaries

Revenue at Constant Currency

(Unaudited, in thousands)

	Three Months Ended September 30, 2024
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$39,278	$17,386	$56,664
Non-GAAP Constant Currency	39,193	17,340	56,532
FX Impact [$]	$85	$46	$132
FX Impact [%]	0.2%	0.3%	0.2%

	Nine Months Ended September 30, 2024
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$114,104	$54,749	$168,853
Non-GAAP Constant Currency	114,220	54,774	168,994
FX Impact [$]	$(116)	$(25)	$(141)
FX Impact [%]	(0.1)%	(0.0)%	(0.1)%

Liquidity and Capital Resources

As of September 30, 2024, the Company had cash and cash equivalents of $44.7 million, $228.0 million in short-term investments and had working capital of $288.9 million. We expect to continue to incur significant expenses in the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

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

Cash flows Summary

	For the Nine Months Ended September 30,
	2024	2023	$ Change

	(in thousands)
Operating activities	$(10,843)	$(3,239)	$(7,604)
Investing activities	173,336	50,805	122,531
Financing activities	(163,543)	(23,672)	(139,871)
Effect of exchange rate changes on cash and cash equivalents	(631)	(1,016)	385
Net increase (decrease) in cash and cash equivalents	$(1,681)	$22,878	$(24,559)

Operating activities

For the nine months ended September 30, 2024, our cash used in operating activities of $10.8 million reflects the net loss of $96.1 million offset by non-cash expenses of $91.0 million primarily comprised of $63.8 million impairment loss, $22.9 million of depreciation and amortization, $15.3 million of stock-based compensation, $4.4 million of non-cash operating lease expense, and a loss on available-for-sale investments of $4.0 million, which was partially offset by a gain on the extinguishment of debt of $18.5 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items was a decrease in operating lease liabilities of $4.3 million, a decrease in accounts payable and other accrued expenses of $3.0 million, an increase in accounts receivable of $1.1 million, and a decrease in net deferred tax liability of $0.4 million, which were partially offset by a decrease in inventories of $2.7 million, and a decrease in prepaid expenses and other current assets of $0.5 million.

Investing activities

Net cash provided by investing activities of $173.3 million during the nine months ended September 30, 2024 was primarily due to the maturity of short-term investments of $240.0 million which was partially offset by purchases of short-term investments of $50.7 million, and facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $12.0 million.

Financing activities

Net cash used in financing activities totaled $163.5 million during the nine months ended September 30, 2024, as a result of $163.8 million paid for the repurchase of 2026 Senior Notes, partially offset by proceeds of $0.6 million from the exercise of stock options.

Repurchase Program

In March 2022, Company’s Board of Directors authorized a Repurchase Program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2022 Repurchase Program”). The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

In July 2024, May 2024 and September 2023, the Company repurchased $15.0 million, $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $12.9 million, $8.7 million and $25.0 million, respectively, in cash under the 2022 Repurchase Plan.

In August 2024, the Company’s Board of Directors authorized a Repurchase Program through December 31, 2027, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2024 Repurchase Program” and, with the 2022 Repurchase Program, the “Repurchase Programs”). The size and timing of any repurchase will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

Also in August 2024, the Company repurchased approximately $160.0 million aggregate principal amount of the 2026 Senior Notes for a repurchase price of $141.6 million, plus accrued and unpaid interest under the 2024 Repurchase Program. As of September 30, 2024, the Company has approximately $186.2 million in principal amount of the 2026 Senior Notes outstanding and has approximately $73.9 million of repurchase authorization available under the Repurchase Programs. There were no shares repurchased during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the Company has approximately $200.5 million aggregate principal amount of the 2025 Senior Notes and 2026 Senior Notes outstanding and has approximately $73.9 million of repurchase authorization available under the Repurchase Programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2024, the estimated fair value of the Convertible Senior Notes was $178.5 million. For additional information about the Convertible Senior Notes, see Note 11 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenues and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the nine months ended September 30, 2024, revenues from our international business, which accounted for 38% of our consolidated revenues, decreased by $0.2 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenues.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of September 30, 2024 of $32.5 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.6 million, $3.3 million, and $6.5 million, respectively, recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of September 30, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $4.7 million, $9.5 million, and $19.0 million, respectively, reported as accumulated other comprehensive income (loss). Based on the short-term intercompany loan balances as of September 30, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $4.1 million, $8.1 million, and $16.2 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

On August 9, 2024, Dr. Ramkumar Mandalam, a member of our Board of Directors, modified the trading plan he adopted on March 15, 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).  Dr. Mandalam’s plan covers the potential sale of up to 24,912 shares of our common stock to be acquired upon the exercise of stock options or settlement of restricted stock units. Transactions under Dr. Mandalam’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period.  Dr. Mandalam’s plan will terminate on the earlier of December 15, 2024 or the date all shares subject to the plan have been sold.

No other director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended, during the three months ended September 30, 2024.

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

Dated: November 7, 2024

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: November 7, 2024

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer