Form 10-K
period 2024-12-31
Cryoport, Inc.
filed 2025-03-07
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024 was $0.3 billion based on the closing sale price of such common equity on such date (excluding 1,061,389 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds ten percent of the shares outstanding as of June 30, 2024).

As of February 28, 2025, there were 49,910,391 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

FORWARD-LOOKING STATEMENTS

References to the “Company,” “Cryoport,” “we,” “us,” “our” and other similar words refer to Cryoport Inc. and its consolidated subsidiaries, unless the context suggests otherwise. This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include certain words, including but not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity,” and also contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Readers of this Form 10-K should not put undue reliance on these forward-looking statements, which speak only as of the time this Form 10-K was filed with the Securities and Exchange Commission (the “SEC”). Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; plans relating to our cost reduction and capital realignment measures and expectations about resulting annual cost savings and financial impact; assumptions relating to the impairment of assets; plans relating to any repurchases of our common stock and/or convertible notes; projected trends in the market in which we operate; our expectations relating to current supply chain impacts; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

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

PART I

Item 1. Business

Overview

We are global leader in integrated temperature-controlled supply chain solutions for the life sciences industry, with a strong focus on supporting the Cell and Gene Therapy market (CGT). Our broad array of products and services are designed to mitigate risks and ensure the safe and reliable storage and delivery of critical therapies and other high value biologic materials. We support the entire continuum from biomaterial collection to final delivery, ‘Enabling the Future of MedicineTM.

Our integrated supply chain platform leverages advanced temperature-controlled packaging, systems, and informatics to deliver essential solutions for companies in the CGT ecosystem, including:

●	BioLogistics services
●	BioStorage/BioServices
●	Cryopreservation services
●	Cryogenic systems

We have a market leading role in supporting the CGT market and other markets in the life sciences industry that require comprehensive, technology-centric supply chain solutions for high-value products and materials.

•	As of December 31, 2024, we supported 701 clinical trials and 19 commercial cell and gene therapies.
•	Our integrated solutions help ensure the integrity of cellular material throughout the supply chain from the time biological materials are extracted from the patient for the cell and gene manufacturing process to the delivery of the therapies to the point of care.
•	These solutions include BioLogistics, BioServices, and Cryopreservation services, all of which are critical for the development and delivery of these lifesaving therapies.
•	Our newly introduced Cryopreservation services (IntegriCell®) provide enhanced cryopreservation and characterization services to maintain the quality of cellular therapy starting materials.
•	Our informatics, led by the Cryoportal® Logistics Management Platform, provides visibility of real-time monitoring and tracking and Chain-of-Compliance®. It also provides the process control and information that ensures quality and regulatory compliance. The Cryoportal® Logistics Management Platform has integration capabilities with clients, partners and vendors through Application Program Interfaces (API).
•	MVE Biological Solutions, the global leader for cryogenic systems used in the life sciences for storage and transportation, is known for its reliability, safety, high-quality manufacturing, and innovation. This inhouse manufacturing capability protects Cryoport Systems by ensuring the reliable supply of essential purpose-built cryogenic equipment and technology that enables us to quickly scale our services capabilities as the CGT market grows and expands worldwide.

We have a global presence through our directly operated global supply chain centers, logistics centers and depots, biostorage/bioservices, and cryoprocessing centers. We have partner networks in the Americas, EMEA (Europe, the Middle East, and Africa) and APAC (Asia-Pacific) regions. In addition, our MVE Biological Solutions business unit operates three cryogenic systems manufacturing centers in the U.S. (2) and China (1).

The Markets We Serve

We are an integrated temperature-controlled supply chain solutions and have developed industry-leading products and services that seamlessly integrate into a comprehensive supply chain platform supporting the life sciences market, including the biopharma/pharma, animal health, and reproductive medicine markets. With a historical focus on biopharmaceuticals, high-value temperature-controlled products and commodities, animal health vaccines, and reproductive medicine materials, we have developed best practices and industry standards for these critical areas within the life sciences supply chain.

In the biopharmaceutical space, we have concentrated on emerging fields, particularly cell and gene therapies. These therapies are among the most sensitive pharmaceutical products, requiring stringent distribution standards supported by informatics

Cryoport Products and Services

We continuously work to expand and improve our products and services across the life sciences supply chain with innovative, technology-centric solutions.

Our suite of market leading products and services include, but are not limited, to the following:

Cryoport Express® Shippers - Cryoport Express® Shippers range from liquid nitrogen dry vapor shippers (-150℃) to our C3™ Shippers (2-8℃), which are powered by phase-change materials. The Cryoport Express® Shippers are precision-engineered assemblies that are reliable, cost-effective, and reusable or recyclable. Our liquid nitrogen dry vapor Cryoport Express® Shippers utilize an innovative application of ‘dry vapor’ liquid nitrogen technology and, most often, include a SmartPak™ Condition Monitoring System. Cryoport Express® Shippers meet IATA requirements for transport, including Class 6.2 infectious substances, are also ISTA (International Safe Transit Association) “Transit Tested” certified and carry the “CE” (“Conformité Européenne”) mark demonstrating conformance with European Union (“EU”) health, safety, and environmental protection standards.

Cryoport ELITE™ Shippers - The first product, in this high-performance line of Cryoport ELITE™ Shippers, is a best-in-class -80°C shipper that has superior temperature management properties as well as incorporating next generation protection, handling, and data collection and management systems including our SmartPak™ Condition Monitoring System. The Cryoport ELITE™ -80°C Gene Therapy Shipper was developed in conjunction with one of the leaders in the gene therapy space for clinical and commercial gene therapy distribution and was launched during the second quarter of 2023.

Cryoport Express® Cryogenic HV3 Shipping System (HV3) – During the first quarter of 2025, we introduced the HV3 which provides optimized hold times for interior payloads, improved storage efficiency, and full compliance with airline requirements including narrow bodied aircraft. Tailored to meet the specific needs of advanced therapies, the HV3 ensures enhanced payload security, superior temperature control, payload integrity and extended temperature stability at cryogenic temperatures.  Its innovative enclosure design and configuration eliminates the need for palletization on narrow-bodied aircraft, ensuring compliance with regional carriers and reducing flight rejections and delays. This enhancement also opens additional shipping lanes, making it easier for life-saving therapies to reach more remote destinations. Designed with the end-user in mind, the HV3 features robust wheels and an integrated, front-facing handle to ensure easy mobility at any stage of transit.

Smartpak II® Condition Monitoring System and Tec4Med – Cryoport’s Smartpak II® Condition Monitoring System (“Smartpak II®”) delivers comprehensive visibility into the location and conditions of valuable materials throughout the entire shipment process. The system also provides critical data to validate that sample integrity is maintained during transit. The Smartpak II® monitors key parameters, including location, temperature, shock, orientation, and pressure, with immediate alerts enabling swift intervention when necessary. Seamlessly integrating with our Cryoportal® Logistics Management Platform, the Smartpak II® provides visibility of near real-time reporting, combining condition monitoring, logistics management, and shipper qualification performance into a single data stream for enhanced oversight and reliability.

We acquired Tec4Med, a company providing cold-chain packaging temperature and location monitoring, warehouse monitoring as well as bench top monitoring for laboratories and research facilities during the fourth quarter of 2023. Technological innovations from Tec4Med include:

•	The SmartHub is an intelligent Beacon-Gateway Monitoring System and can be integrated into any logistics process at box, pallet, container, truck or warehouse level. In doing so, it enables full supply chain visibility in real-time.
•	The CryoBeacon serves as an intelligent temperature and humidity data logger with advanced capabilities. It effectively records all data internally and offers two methods of data retrieval: manual access through the Tec4App and automated retrieval via the SmartHub gateway. Designed for multiple applications, the CryoBeacon can be utilized repeatedly for different shipments.

With our solutions, our clients have the peace of mind that comes with knowing exactly where their shipments are, at all times, ensuring that they can deliver high-quality pharmaceutical products to their clients with confidence. By adopting risk mitigation measures, our clients can proactively identify and address potential threats to their operations and supply chain. This saves valuable resources that can be redirected toward other critical areas of their business, allowing them to operate more efficiently and effectively. Through Tec4Med technology, they can optimize their operations and build a more resilient business for the long term. We intend to leverage the Tec4Med technology across many of Cryoport’s products and services in the coming years.

Cryoport accessories – Our purpose-built accessories are integral to our comprehensive integrated temperature-controlled supply chain solutions. Designed to seamlessly integrate with our advanced shipping systems, our accessories safeguard materials and minimize risks at every stage of s their journey—spanning critical phases of development and manufacturing. From our proprietary Safepak® and SoftRackTM Systems to specialized labels, cassette racks and cryovial boxes, each accessory is meticulously engineered to help ensure security and preserve the integrity of critical therapies and biomaterials throughout the supply chain. Our accessories include: Safepak® System 1800, Safepak® XL, Soft Rack™, Cryostrap®, and Cryoport Elite® Ultra Cold Shipping Systems' Payload Holding System among others.

Cryoport BioStorage/Bioservices – We offer biostorage and bioservices solutions through two of our business units, CRYOGENE and Cryoport Systems.

CRYOGENE - Acquired in 2019, CRYOGENE provides biostorage solutions primarily for the provision of pre-clinical temperature-controlled biological materials management services to the life sciences industry. With a focus on pre-clinical commodities, it is one of the medical research industry’s leading biorepository, focusing on the secure storage of biological specimens and associated supplies. Utilizing the latest freezer and cryogenic storage technologies and computer inventory control software, CRYOGENE can cost-effectively fulfill life sciences bio-storage and distribution requirements.  Our services include comprehensive specimen storage, processing, collection, and retrieval at our CRYOGENE operations in Houston, Texas, and San Antonio, Texas, the latter which was opened during the first quarter of 2024. Both facilities are FDA registered for storage and distribution and compliant with Current Good Tissue Practice (CGTP), Current Good Manufacturing Practices (cGMP), and the American Association of Tissue Banks (AATB). In January 2025, we announced a strategic partnership with the Moffitt Cancer Center (MCC), a leading National Cancer Institute-designated comprehensive cancer center, whereby CRYOGENE will establish a state-of-the-art biorepository center in conjunction with MCC’s planned 775-acre global innovation life sciences campus in Pasco County, Florida. CRYOGENE facilities in Florida are expected to be fully validated and open during the second half of 2026.

●	Cryoport Systems Bioservices - In June 2022, we launched its first two Global Supply Chain Centers in Houston, Texas and Morris Plains, New Jersey. These state-of-the-art facilities combine our existing logistics processes and capabilities with our BioServices infrastructure – all under one roof, as Cryoport Systems’ Global Supply Chain Center Network. These Global Supply Chain Centers offer a new and fully integrated approach designed to support cell and gene therapies including comprehensive controlled temperature storage, kitting, labelling, fulfillment, sample management, drug return, and Qualified Person (QP) drug product release, along with advanced BioLogistics. Cryoport Systems’ BioServices facilities in the United States are registered with the FDA as Tissue Establishments, complying with FDA CFR 1271.10. In April 2022, we acquired Cell&Co BioServices in Clermont-Ferrand, France with additional bioservices operations in Pont-du-Château, France to accelerate the setup of our BioServices capabilities in the EMEA region. Our sites are ISO 9001 and ISO 20387 accredited and all GMP IT systems are 21CFR Part 11, and GAMP-5 compliant (both US and EU).

Cryopreservation Services (IntegriCellTM) - In conjunction with our acquisition of Cell Matters in July 2022, we developed our IntegriCellTM service platform. The IntegriCellTM platform is a fully standardized, scalable apheresis cryo-processing platform that can be expanded on a global basis. The platform services include apheresis/leukapheresis collection via partners, CryoshuttleTM transportation services, cryo-process optimization, cryopreservation services, and BioServices. We have recently opened our first two facilities in Liège, Belgium and Houston, Texas. These two facilities became operational during the fourth quarter of 2024.

Cryoport Consulting Services – Cryoport Consulting Services functions in an expert advisory capacity to offer solutions to address risk factors present in temperature-controlled supply chain and logistics. To develop tailored scalable solutions, our cross-functional team collaborates with our clients to understand their supply chain, logistics, time, shipper, and packaging concerns. Cryoport Consulting Services employs a structured approach to managing, executing, and developing risk mitigation plans. Our clients benefit from our quality driven processes and solutions delivered by our high integrity team leveraging industry-standard best practices and years of experience partnering with leading life science companies from early clinical through post-commercialization. Service solutions range from comprehensive physical, thermal and shipping qualifications of shipping systems and/or packaging to developing user-friendly custom packaging solutions focused on the challenges unique to our life science clients.

CRYOPDP Temperature-controlled Logistics - CRYOPDP is a premier global specialty courier dedicated to the life sciences industry that we acquired in 2020. CRYOPDP operates with expertise an exhaustive range of temperature-controlled logistics services including temperature-controlled packaging and premium transport solutions. In recent years, CRYOPDP further expanded organically as well as through acquisitions in Ireland, Belgium, Spain, Australia and the United States. Through the acquisition of CRYOPDP, we expanded our global presence and provided Cryoport with inhouse specialty courier capabilities to complement our network of global partners.

MVE Biological Solutions - The acquisition of MVE Biological Solutions in 2020 enabled Cryoport to become the leading global provider of cryogenic systems and solutions. MVE Biological Solutions supplies cryogenic systems globally and is an important part of our global supply chain platform. With its long history of producing the most reliable, highest quality products in the industry, it has set the standard for the manufacture of cryogenic systems including freezer, and shipper solutions used for storage and/or distribution of critical biological material, for 60 years. Two examples of MVE Biological Solutions advance development achievements are:

●	MVE Biological Solutions’ Fusion® Cryogenic System – The MVE Fusion is a self-sustaining cryogenic freezer. The MVE Fusion® can operate as a stand-alone unit, requiring no on-going liquid nitrogen supply or connection to an external liquid nitrogen source. Fusion® cryogenic freezers are a perfect solution for remote geographic locations, isolated laboratories, high elevation facilities, or facilities without existing liquid nitrogen infrastructure.
●	MVE Biological Solutions’ Vario® Cryogenic System – is an innovative cryogenic freezer system that can support temperatures anywhere between -20°C and -150°C. In addition to providing greater flexibility, the Vario® series of cryogenic freezer systems provide effective and consistent temperature profiles with less than 1% of the power consumption and a 70% reduction in overall operating cost savings compared to traditional mechanical freezers.

Competitive Advantages

With our first-to-market integrated platform of technology-driven supply chain solutions serving the life sciences industry, we have established a lead over potential competitors by focusing on de-risking critical processes in the life sciences including those central to the manufacture and distribution of cell and gene therapies. Working with our in-depth knowledge of information technology, cryopreservation services, packaging, temperature-controlled logistics, BioServices, and cryogenic systems, our management, technical, business development and service support teams approach our growing markets with valued insights, adaptability, innovation, and a mindset of problem resolution which provides clients with certainty of performance.

Through our experience, we know that supply chain processes can have a large impact on temperature sensitive product/commodity conditions. We therefore seek to exceed the most demanding standards in the industry, such as, among others, ISO 13485, ISO 21973, ISO 9001, ISTA, and IATA.

Cryoport Systems’ Cryoportal® Logistics Management Platform (Cryoportal®) is an important backbone technology. The Cryoportal® handles order entry, keeps track of our global inventory, and provides algorithms for predictive analysis on every shipment while in transit, globally. Cryoport Systems’ customer service team monitors every in-transit shipment 24/7/365 and, by leveraging the Cryoportal®, they have the unique ability to see issues that arise and take corrective measures up to and including intervention to potentially save a shipment in trouble.

A key driver in differentiating our service platform is the fact that we are the only organization that has a fully integrated supply chain platform that encompasses products, services, and informatics within a single organization which is anchored by our Chain of Compliance® solution. Our integrated temperature-controlled supply chain solutions are built for purpose, fully integrate products, services, and informatics and are focused on the management of irreplaceable therapies, vaccines, and biological materials such as biological samples and reproductive materials.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The chief operating decision maker is our Chief Executive Officer.

Effective in the fourth quarter of 2024, the Company realigned the reportable segment information that the CODM regularly reviews to evaluate the business, make key operating decisions and allocate resources which resulted in the identification of two reportable segments: Life Sciences Services and Life Sciences Products. Previously the Company had one reportable segment and the CODM utilized consolidated financial results to evaluate performance and has transitioned to utilizing disaggregated financial information between the Life Sciences Services and Life Science Products segments.

Adjusted earnings before interest, income taxes, depreciation and amortization (“adjusted EBITDA”) for each operating segment is the profit measure used by the CODM in measuring the performs of the business and in the annual budget and forecasting process.  Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain items that do not contribute directly to management’s evaluation of its operating results.  Asset information by reportable segment is not provided to the CODM.

We have three operating segments that are aggregated as Life Sciences Services which provides temperature-controlled logistics and cryogenic biostorage within the life science industry through direct sales. Revenues from this segment include an immaterial amount of product revenues. The Company’s Life Sciences Products segment manufactures and sells cryogenic freezers, cryogenic dewars and accessories within the life science industry through direct sales or a distribution network. Revenues from this reportable segment are exclusively life sciences product revenues.

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis.  Accordingly, for segment reporting purposes, the company does not allocate corporate costs, which include certain aspects of the Company’s executive management, legal, compliance, human resources, information technology and finance departments, to its reportable segments.

Customers and Distribution

We believe that our platform of integrated temperature-controlled supply chain solutions, expertise, and geographic footprint enables us to take advantage of the growing demand for effective and efficient global transport and biostorage of temperature sensitive life sciences commodities. This is especially the case for cell and gene therapies that require tightly controlled temperatures through the development, biostorage, transportation, and delivery processes to maintain efficacy and safety.

During the year ended December 31, 2024, no customer accounted for more than 10% of our total revenues. During the year ended December 31, 2023, one customer accounted for 10.5% of our total revenues. During the year ended December 31, 2022, no single customer accounted for over 10% of our total revenues.

Our geographical revenues, by origin, for the years ended December 31, 2024, 2023 and 2022, were as follows:

	2024	2023	2022
Americas	55.3%	54.5%	54.0%
Europe, the Middle East and Africa (EMEA)	26.1%	26.1%	28.2%
Asia Pacific (APAC)	18.6%	19.4%	17.8%

Customer types

Our major customer types include Biotechnology and Pharmaceutical Companies, Contract Research Organizations, Contract Development & Manufacturing Companies, Central Laboratories, Fertility Clinics, Animal Health Companies, Universities & Research Facilities.

Sales and Marketing

We serve clients across the life sciences industry, with a particular focus on the rapidly evolving Cell and Gene Therapy market. Our global sales and marketing efforts are centered on addressing each customer’s unique challenges and anticipating their future needs through our specialized temperature-controlled supply chain solutions. Our marketing teams create and execute targeted digital campaigns that align with our commercial strategy, showcasing our innovative portfolio of solutions and capabilities. These initiatives are designed to fuel business development, program management, and consulting activities, while also enhancing awareness of our advanced temperature-controlled supply chain solutions.

Competition

We believe Cryoport is unique in its product and services offerings. However, we do have competition from companies that offer products and/or services that could be considered competitive to certain components or elements of our platform of temperature-controlled supply chain solutions, including specialty couriers, such as World Courier Group, Inc., Marken (a UPS company), Biocair and Quick (a Kuehne+Nagel company), along with companies that offer products such as Azenta Life Sciences, and IC Biomedical and services such as the American Red Cross and Gift of Life Biologics. In addition, life science companies may develop their own in-house temperature-controlled supply chain solutions, systems and procedures to cover their specific needs.

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

Cryoportal® 2.0 and UnITy™ - Cryoport Systems’ Cryoportal® 2.0. Logistics Management Platforms was launched during the second quarter of 2023 and is ISO 21973 compliant as a supply chain management platform. In addition to managing all aspects of a given client shipment, it also manages the Chain of Compliance™ based aspects of our packaging. The Cryoportal® 2.0 is complemented by CRYOPDP’s UnITy™ Transportation Management System. UnITy™ provides functionalities in addition to transport management that include warehousing management, quality management, customer experience portal, mobile apps for track and trace during transport and storage as well as integration with transportation agents and business partners. The combination of these two powerful informatics platforms provides Cryoport clients with a comprehensive status of their clinical or commercial distribution activities, while supporting regulatory requirements and further sets Cryoport apart from competition.

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

Raw Materials - Various raw materials are used in the manufacture of our products and in the development of our technologies. Most raw materials are generally available from several alternate distributors and/or manufacturers. Where we have experienced significant difficulty in obtaining these raw materials, we have established alternative global sources or work with existing suppliers to overcome any deficiencies.

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

We file patent applications to protect innovations arising from our research, development and design. As of December 31, 2024, we owned approximately 95 issued patents and have more than 140 pending patent applications throughout the world. Our patents generally protect certain aspects of our products and related technology. We also own common law and registered trademarks in the U.S. and in certain foreign countries to protect the names of our company, certain products, and key service brands. We own certain copyrights relating to certain aspects of our systems, products and services.

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

Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights involve complex legal and factual determinations and, therefore, are characterized by significant uncertainty. In addition, the laws governing patent issuance, and the scope of patent coverage continue to evolve. Moreover, the patent rights we possess or are pursuing generally cover our technologies to varying degrees. As a result, we cannot ensure that patents will issue from any of our patent applications, or that any of the issued patents will offer meaningful protection. In addition, our issued patents may be successfully challenged, invalidated, circumvented, or rendered unenforceable so that our patent rights may not create an effective barrier to competition. We must also pay maintenance fees at set intervals for our patents to not expire prematurely. The laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. There can be no assurance that any patents issued to us will provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages, or that patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely. As with all patents, we may be subject to third parties filing claims that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or whether those claims will hurt our business. If we are forced to defend against such claims, regardless of their merit, we may face costly litigation and diversion of management’s attention and resources. As a result of any such disputes, we may have to develop, at a substantial cost, non-infringing technology or enter into licensing agreements. These agreements may be unavailable on terms acceptable to such third parties, or at all, which could seriously harm our business or financial condition.

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

Our MVE Biological Solutions cryogenic stainless-steel freezers and aluminum dewars are certified to the Medical Device Directive (MDD) in the EU. MVE is compliant with current Good Manufacturing Practices (“GMP”) regulations which are enforced by the FDA through registration and audit of compliance with 21 CFR Part 820 and GMP. This FDA registration and product listing is in addition to MVE’s existing ISO 13485 certification.

Additionally, registrations for import are in place for various countries with these requirements.

Cryoport’s advanced integrated temperature-controlled supply chain solutions platform is designed to support the global distribution of high-value commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA), the European Medicines Association (EMA) and other international regulatory bodies. Cryoport’s solutions are also relied upon for the support of pre-clinical, clinical trials, Investigational New Drug Applications (IND), Biologics License Applications (BLA), and New Drug Applications (NDA) with the FDA, as well as global clinical trials initiated in other geographies, where strict regulatory compliance and quality assurance is mandated.

For additional information, see “Part I, Item 1A — Risk Factors—Risks Related to Regulatory and Legal Matters” in this Form 10-K.

Environmental, Social and Governance (“ESG”) Program

Since 2022, our key ESG focus has been on measuring our Greenhouse Gas (GHG) Emissions. GHG emissions represent a clear global significance for companies, consumers, and other stakeholders. Cryoport engages an ESG advisor to assist us in creating an annual report of the previous years’ estimated global GHG emissions. The following summarizes that report.

Summary of our 2023 GHG Emissions Report

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

Organizational Boundary

The reporting boundary for the purposes of the report is Cryoport, Inc. and its consolidated subsidiaries, which includes four business units (MVE, Cryoport Systems, CRYOPDP, and Cryogene) and over 50 facility locations across 17 countries (United States, China, Netherlands, Portugal, France, Belgium, United Kingdom, Poland, Germany, Singapore, India, South Korea, Australia, Spain, Ireland, Philippines and Japan) in 2023.

Scope

The scope of the report includes our Scope 1 emissions (Direct) and Scope 2 emissions (Indirect emissions from purchased electricity), but generally excludes Scope 3 emissions (Other indirect emissions). However, we did quantify Scope 3 emissions from waste generated in operations for one business unit because the data was readily available to quantify such emissions. The following sources of emissions were included in the scope of the report for the identified business units:

Some of the Scope 3 emissions that contribute to our global carbon footprint, but for which we determined that data was not reasonably available for us to quantify in this report include, but are not limited to, transportation and distribution provided by third parties in the performance of our services; use and end-of-life treatment of sold products; and purchased goods and services.

Assumptions

We used various assumptions to quantify GHG emissions in the report. As with any projections or estimates, actual results or numbers may vary based upon factors such as variations in processes and operations, availability and quality of data, and methodologies used for measurement and estimation. Changes to emission estimates may occur if updated data or emission methodologies become available. The following are some primary assumptions or estimates that we made in the 2023 report:

Stationary Combustion – Natural Gas. Natural gas usage for heating was estimated for several company locations based on spend data and regional utility rates.

Mobile Sources – Vehicle Fuel Consumption. For fleet vehicles where actual fuel usage was not available, vehicle fuel consumption was estimated based on the miles driven and average fuel economy of the vehicle type.

Purchased Electricity (Location-Based). Electricity usage was estimated for several company locations based on either (i) square footage using average intensity for offices, or (ii) spend data and regional utility rates, depending on what information was available.

Utility Estimations. When there were gaps in electricity or natural gas data, the average of the prior and following months data was used to estimate the missing information.

Results

Our 2022 and 2023 Total Emissions, as calculated in the 2022 and 2023 reports, are as follows:

[1] The Total Emissions from Waste Generated in Operations for 2022 also included information for one Cryoport Systems location.

[2] Total Emissions from Employee Business Travel and Downstream Product Travel was not quantified in the 2023 report.

The following charts show the percent of total emissions in 2022 and 2023 that was contributed by each type of emission quantified in the 2022 and 2023 reports:

Carbon Footprint Intensities

The following table shows our 2022 and 2023 carbon footprint intensities in relation to square feet of our facilities, revenue, and employees as calculated in our 2022 and 2023 reports.

Next Steps

Cryoport plans to continue to calculate an annual carbon footprint. Conducting an annual carbon footprint allows Cryoport to track changes (i.e., increases or reductions in emissions, fuel usage, or energy usage by facility) and refine our processes and procedures used to estimate our carbon footprint.  The Nominations and Governance Committee of the Board of Directors meets annually to review the GHG Emissions Report and will decide, along with Cryoport’s executive team, the next steps that we will take on our ESG journey.

Supporting Our People (December 31, 2024)

●	Total Headcount: 1,186 (Full-Time 1,090, Part-Time 15, Contingent 81)
●	Languages Spoken: 22
●	Countries: 19
●	Average Years of Service: 5.27 Years

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

Diversity, Equity & Inclusion (DEI)

We are committed to diversity, equity, and inclusion for our employees across our global Company. Cryoport is an Equal Employment Opportunity employer and currently tracks gender distribution across its operations and management. We maintain clear policies related to anti-harassment, discrimination, and retaliation, and provide an anonymous, third party-managed reporting hotline for employees to report incidents of harassment, discrimination, and policy violations. We provide annual online corporate training programs on harassment, diversity and inclusion, business ethics and code of conduct. In addition, Cryoport’s recruiting process includes targeted outreach to a variety of under-represented constituents.. Cryoport has partnered with or targeted organizations like Hire Heroes, Career OneStop, recruiting at Historical Black Colleges, Accounting and Financial Women’s Alliance, and Women in Technology.

The Human Resources (“HR”) departments in each Cryoport business unit manage HR priorities, including team member career development, engagement, and health and wellness. Our Corporate HR department promotes consistency of policies across our operating companies and manages executive development and employee benefits.

As of December 31, 2024, women represented a total of approximately 35% of all employees, 32% of all managers, 38% of all directors, and 22% of all senior leadership positions (Vice President and above).  Cryoport understands that there is work to be done to create a more equitable and representative senior leadership team and continue to push diversity throughout our operations.

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

Employee Health & Safety

Safety is a priority in every aspect of our business. Across our companies, we are committed to making our workplaces and communities safer for our employees, customers, and the public. Our corporate philosophy is embedded in our day-to-day work through  policies and continual education.

Cryoport’s Employee Health & Safety (EHS) programs have demonstrated strong safety performance, as evidenced by our total injury rates (TIR) and lost time injury rates (LTIR) being significantly lower than the global industry averages. Driven by our culture of continuous improvement, we are committed to continue to work toward reducing our TIR and LTIR figures even further.

To understand and improve our safety performance, we measure our operational performance across a variety of indicators—including lost-time-injury rate (LTIR)—on a daily basis. In 2024, our LTIR for our United States operations was 0.46. In addition to looking at past indicators of safety performance, we frequently evaluate the effectiveness of new metrics, including leading indicators, as we strive to improve our safety performance. Cryoport’s operating companies are responsible for implementing policies and procedures aligned with international standards that account for their business and the associated health and safety risks.

Innovating Responsibility

Cryoport recognizes that we play a role in protecting the health and safety of current and future generations through services and solutions that promote sustainability, resilience, and respect for the environment. We strive for a product base that is of the highest quality and with long life spans to minimize impact associated with the production of new products, and Cryoport reviews opportunities to eliminate materials of concern and related managed waste streams.

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

These standards are integrated into our development methodology used to design new products and services within our company. The development process includes a risk management assessment done in accordance with ISO 14971 that identifies hazards and mitigates risks via design improvements, process improvements, and warnings (including labels and safety information shipped with the product).

We pride ourselves on our exceptional operational quality. In 2024, we estimate that our temperature-controlled supply chain solutions focused on cell and gene therapies had a 99.97% delivery success rate and due to this performance we estimate that 25,968 additional patients were able to receive therapies over the past 24 months. In 2024, we estimate that our CryoStork® solution had a 99.88% delivery success rate and due to this performance we estimate that 1,936 intended parents are potentially able to have successful cycles resulting in the birth of a child on an annual basis because of our CryoStork® solution.

While rare, recalls of products may become necessary. The primary responsibility for recall management lies with our Vice President of Quality Assurance and Regulatory Affairs for manufacturing. The executive team is involved in the decision and implementation processes depending upon the specifics of any recall that may be required. Customer service personnel, sales staff and other resources would then be utilized to reach all distributors and direct end users. The results of recalls are evaluated daily until the recall is closed. There were no product recalls during 2024.

Product Lifecycle Management

Cryoport’s unique products are developed with long-term use in mind. Cryoport’s products are primarily constructed of recyclable aluminum or stainless steel, and we approach the extension of product lifecycles through the following four areas:

●	Longevity
●	Reparability
●	Reusability
●	Recyclability

We strive for a product base with long life spans to minimize the impact associated with production of a new product. At our MVE Biological Solutions production facility, in 2024, we manufactured cryogenic freezer units that we estimate utilize approximately 1/1865 of the energy used by conventional mechanical freezers used for similar applications. For example, our freezer production displaced annual electricity consumption by 196,705,031 kWh from what would otherwise be consumed from alternative products. This amount of electricity could power 19,172 homes annually. This reduction in energy consumption from our freezer lines alone equates to 152,504,879 pounds of GHG emissions avoided or the emissions equivalent to 16,135 passenger vehicles driven for one year.

Cryoport regularly reviews opportunities to eliminate the use of materials considered hazardous and related managed waste streams. Cryoport does not utilize any substances of concern in our products; we do currently utilize minimal quantities of hazardous materials that are not listed as substances of concern in our operations, primarily in the form of isopropanol, epoxies, butyl cellosolve, lacquer thinner, paint, hyamine and isopropyl alcohol. These materials and the insignificant quantities of hazardous wastes generated by our production facilities are managed in compliance with all state and federal regulations. Any hazardous waste that is generated is tracked and managed with an overall goal of eliminating hazardous materials where possible.  Cryoport strives to have a conflict-free supply chain and is committed to working with its suppliers to increase transparency regarding the origin of minerals contained in its products, including minerals identified as conflict minerals (tin, tungsten, tantalum, and gold), and has adopted a Conflict Minerals Policy, which is  available on our website at www.cryoportinc.com on the “Investor Relations: Governance” page under the heading “Governance Documents.”

Governing Ethically

Cryoport recognizes that solid supplier relationships are essential to our ability to meet customer requirements for quality solutions. We expect our business partners to share our commitment to ethics, integrity, regulatory compliance, safety, human rights, data security, and environmental protection. By the same token, as a provider accountable to thousands of companies worldwide, we pledge, through our ESG performance, to meet or exceed our clients’ requirements for the same.

Business Ethics

We are committed to operating with honesty and transparency in accordance with the highest ethical and corporate governance standards – mutual respect, integrity and trust are the foundation of our company. Our Code of Ethical Business Conduct (the “Code of Ethics”) serves as the foundation of our corporate integrity and compliance program and applies to our directors and all employees, including our Chief Executive Officer and Chief Financial Officer.  The Code of Ethics is available on our website at www.cryoportinc.com on the “Investor Relations: Governance” page under the heading “Governance Documents.”  All employees across our operations are provided with training and reference materials to reinforce this commitment to integrity and ethics in our business.  Our Code of Ethics is is translated into local languages for our employees where applicable and includes guidance on topics including, but not limited to the following:

●	Corruption
●	Anti-Trust and Anti-Competitive Behavior
●	Insider Dealings
●	Gifts
●	Bribes (e.g., explicit prohibition of facilitation payments)
●	Conflicts of Interest
●	Intellectual Property
●	Regulatory Compliance
●	Truthful and Accurate Reporting
●	Human Rights
●	Equal Employment Opportunity
●	Anti-harassment
●	Environmental Compliance and Sustainability
●	Whistleblower protections (including non-retaliation)
●	Political Activity and Contributions (e.g., explicit prohibition of contribution of any kind to any candidate or political party without express prior approval of our board of directors – this covers both direct contributions and indirection support; no political contributions have been made in recent years)
●	Reporting Violations of Company Policy

Our officers, directors, and managers are responsible for promoting the principles within the Code of Ethics and fostering a culture of ethical conduct. Our commitment to doing the right thing depends on our employees’ being comfortable in reporting any suspected violations of law or unethical conduct, and our leaders’ abilities to address suspected violations promptly, with respect. Our global policy against retaliation encourages employees to come forward to report concerns in good faith. When a matter is reported to a manager or our HR department, the concern is reviewed to determine whether it should be escalated to the legal department. The legal department also has criteria for further escalation, if necessary, to legal department management.  Every new employee is introduced to the Code of Ethics through training and orientation.

We develop and update these policies when we identify a need for employee clarification, the emergence of new laws or regulations, or other external factors. We routinely review and update the language in our policies, and how we present information, to ensure our employees understand the risks they face in their jobs, and steps they can take to mitigate those risks and report potential problems.

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

Cryoport does not conduct clinical trials, animal testing or use human tissue of any kind in the manufacture or design of our products, and our Code of Conduct governs the ethical behavior of our employees across all of Cryoport’s global operations. Further, we do not conduct lobbying activities.

Supplier Management

Temperature-controlled supply chain support to the life sciences industry is critical to all that Cryoport does; therefore, we take an active approach to managing suppliers and partners to ensure that appropriate compliance, health, safety, labor practices, and ethical standards are employed. Our internal diligence process for third-party vendors includes a supplier questionnaire that is required for vendor approval and a regular auditing process thereafter for existing suppliers. The questionnaire is intended to verify that our suppliers have programs in place to manage material risk areas associated with the given supplier’s operations and particular consideration is paid to bribery or other forms of corrupt activity. Suppliers are not approved until this mandatory due diligence is complete and a completed assessment form is on file.

As an example, if one of our transportation suppliers employs or works with a Dangerous Goods Safety Advisor, we confirm the presence of a credentialed role responsible for overseeing activities associated with dangerous goods, including but not limited to, employee training and coaching, reporting, and monitoring of activities associated with the transportation of dangerous goods. The purpose of this inquiry is to gauge the degree of oversight over dangerous goods management by our suppliers to help ensure product and employee welfare.

Our Code of Conduct extends throughout our approved suppliers and thus sets an expectation for our suppliers to commit to operating with honesty, truthfulness and transparency in accordance to the highest ethical and corporate governance standards, as Cryoport personifies through our operations. Per our Code of Conduct, Cryoport will not tolerate the use by suppliers of forced labor in any form.

Data Privacy & Security

Cryoport uses an outside Center for Internet Security (CIS) assessment firm to evaluate our data security controls in an effort to protect our businesses and secure the information of our employees and customers. The CIS evaluation process utilizes the CIS’ Critical Security Controls Capability Maturity Model Integration (CMMI) methodology, and is an ongoing initiative used to continuously improve the CMMI rating for the Company.

Our customers rely on Cryoport to securely and reliably deliver temperature-controlled supply chain solutions globally, including providing a secure online portal for order entry, tracking, condition monitoring, and for the retrieval of historic information. Protecting the privacy of our customers and suppliers is essential to maintaining their trust, and we take a proactive approach to safeguard all data and ensure a secure environment. With the increasing presence and sophistication of online threats, we strive for continuous improvements that aim to protect our business and our customers. We regularly review our technology, policies, and practices to maintain compliance with all relevant global regulations.  We do not sell customers’ data to third parties. Additionally, Cryoport employees with a computer are required to complete a annual online training courses on information security and data privacy. The courses addresses a range of topics related to information security and data privacy, including awareness regarding social engineering and cybercrimes, protecting the workplace, and protecting data.

Cryoport Societal and Environmental Impact Statements

Examples of some of our positive societal and environmental impacts for 2023 and 2024 include the following:

Pathway	Impacts	2023 Outcomes	2024 Outcomes
Cryoport Systems/ CRYOPDP	Access for Patients	**19,758** additional patients were able to receive therapies over past 24 months	**25,968** additional patients were able to receive therapies over past 24 months
CryoStork®	Patients Success & Satisfaction	**1,952** Intended Parents able to have successful cycles resulting in the birth of a child	**1,936** Intended Parents able to have successful cycles resulting in the birth of a child
MVE Biological Solutions	Energy Saved	**183,225,534** kWh annual energy reduction, equating to **151,610,701** pounds of GHG emissions avoided	**196,705,031** kWh annual energy reduction, equating to **152,504,879** pounds of GHG emissions avoided
CryoGene	Energy Saved	**1,869,763** pounds of GHG emissions avoided due to renewable energy generation	**1,840,254** pounds of GHG emissions avoided due to renewable energy generation

Our positive impacts for 2023 and 2024 were based on the following:

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

Energy Saved – CRYOGENE. Our calculation of GHG emissions avoided is based on the output mission rates for GHG emissions from the EPA eGRID data (2023) for the Electric Reliability Council of Texas (ERCOT).

Employees

We refer to our employees as our “team.” They are critical to our success, and we are in constant communication and training. We believe that we have assembled a strong management and leadership team with the experience and expertise needed to execute our business strategy. As of December 31, 2024, we had 1,186 employees: 1,090 full-time, 15 part-time, and 81 temporary, of which 489 are located in the Americas, 333 in EMEA and 364 in APAC. This increase of over 16 employees compared to December 31, 2023 is, primarily as a result of the further build out of our global organization, both organically and through acquisitions, to support our expanded solutions offering and the expected growth in the markets we serve. We anticipate hiring additional personnel as required to support our global growth strategy.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates, exchange controls and currency restrictions;
●	changes in a specific country’s or region’s political, social or economic conditions;
●	political, economic and social instability, including acts of war;
●	outbreak of disease or illness in any of the countries in which we sell our products or in which we or our suppliers operate;
●	tariffs, other trade protection measures, and import or export licensing requirements, including as a result of the recent changes in the presidential administration and/or the make-up of the Senate and the House of Representatives;
●	potentially negative consequences from changes in U.S. and international tax laws;
●	difficulty in staffing and managing geographically widespread operations;
●	changes in customer spending due to the increased economic uncertainties and the disruption in the capital markets;
●	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
●	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
●	restrictions on our ability to repatriate dividends from our foreign subsidiaries;
●	difficulty in collecting international accounts receivable;
●	difficulty in enforcement of contractual obligations under non-U.S. law;
●	transportation delays or interruptions; and
●	changes in regulatory requirements including as it relates to protection of our intellectual property.

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

The extent to which pandemics, epidemics or other public health crises may impact our business operations, financial performance and results of operations is uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, epidedemic or other public health crises, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, and the imposition of protective public safety measures. Other potential impacts on us resulting from pandemics, epidemics or other public health crises may include, but not limited to, material adverse effects on our manufacturing, supply chain and distribution channels, our ability to execute our strategic plans, and our profitability. The potential effects of pandemics, epidemics or other public health crises may also impact and potentially heighten many of our other risk factors discussed in this “Risk Factors” section.

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

Impairment of our goodwill and other intangible assets has had, and in the future could have, a material non-cash adverse impact on our results of operations.

As of December 31, 2024, we had $51.7 million of goodwill and $170.5 million of other intangible assets on our balance sheets.  We assess intangible assets for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In addition, intangible assets and their related useful lives are reviewed at least annually to determine whether there are any adverse conditions that would indicate the carrying value of these assets may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. We may be required to record non-cash impairment charges with respect to our goodwill or other intangible assets during any period we determine these assets are impaired, which has had, and in the future could have, a material adverse impact on our results of operations.  For example, for the year ended December 31, 2024, we recorded non-cash impairment charges of $54.6 million related to the full impairment of the goodwill associated with our MVE reporting unit and $9.2 million related to the impairment of certain trademarks and tradenames.

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

Our international operations and transactions depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. For example, the Trump administration instituted changes in trade policies that included the imposition of higher tariffs on imports into the U.S. and other government regulations affecting trade between the U.S. and other countries where we conduct our business.  It may be time consuming and expensive for us to adapt to any changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business. If such changes occur, including as a result of these recent changes, this could adversely affect our business.

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

We incurred a net loss of $114.8 million and $99.6 million for the years ended December 31, 2024 and 2023, respectively.  As of December 31, 2024, we had an accumulated deficit of $757.2 million. In order to achieve and sustain revenue growth in the future, we must expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

We have a substantial amount of indebtedness. As of December 31, 2024, we had approximately $301.6 million of indebtedness and other liabilities, including trade payables, on a consolidated basis. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

The Series C Preferred Stockholders are generally entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of Common Stock (voting together with the holders of shares of common stock as one class) on an as-converted basis, subject to certain NASDAQ voting limitations, if applicable. Additionally, the consent of the holders of a majority of the outstanding shares of Series C Preferred Stock is required for so long as any shares of the Series C Preferred Stock remain outstanding for (i) amendments to the Company’s organizational documents that have an adverse effect on the holders of Series C Preferred Stock and (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series C Preferred Stock, including any shares of the Company’s Class A Preferred Stock or Class B Preferred Stock. In addition, for so long as 75% of the Series C Preferred Stock issued in connection with the related securities purchase agreement remains outstanding, the consent of the holders of a majority of the outstanding shares of Series C Preferred Stock will be required for (i) any voluntary dissolution, liquidation, bankruptcy, winding up or deregistration or delisting and (ii) incurrence by Cryoport of any indebtedness unless our ratio of debt to LTM EBITDA (as defined in the Certificate of Designation of the Series C Preferred Stock) would be less than a ratio of 5-to-1 on a pro forma basis giving effect to such incurrence and the use of proceeds therefrom.

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

As of February 28, 2025, our directors, executive officers and beneficial owners of 5% or more of our outstanding common stock beneficially owned 38,410,042 shares of common stock assuming their conversion of all outstanding Series C Preferred Stock and their exercise of all outstanding options held by them that are exercisable within 60 days of February 28, 2025, which represented approximately 71.1% of our outstanding common stock. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

Future sales of shares of our common stock may depress the price of our shares and be dilutive to our existing stockholders.

Future issuances of shares of our common stock or the availability of shares for resale in the open market may decrease the market price per share of our common stock. As of February 28, 2025, there were 49,910,391 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

As of December 31, 2024, we could also issue up to an additional 7,841,565 shares of our common stock upon exercise of outstanding options and vesting of restricted stock units and 2,896,124 shares of our common stock reserved for future issuance under our stock incentive plans. In addition, we reserved 599,953 shares of our common stock issuable upon conversion of the 2025 Convertible Senior Notes, 1,583,280 shares of our common stock issuable upon conversion of the 2026 Convertible Senior Notes, and 6,133,876 shares of our common stock issuable upon conversion of our Series C Preferred Stock. The exercise of any options or vesting of restricted stock units, as well as the issuance of our common stock upon conversion of the Convertible Senior Notes, the Series C Preferred Stock, or in connection with acquisitions and other issuances of our common stock, could have an adverse effect on the market price of the shares of our common stock and dilute our existing stockholders.

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

Governance

Our board of directors holds oversight responsibility over Cryoport’s risk management and strategy, including material risks related to cybersecurity threats. This oversight is executed directly by our board of directors and through its audit committee. Our audit committee oversees the management of Cryoport’s major financial risk exposures, the steps management has taken to monitor and control such exposures, and the process by which risk assessment and management is undertaken and handled, which would include cybersecurity risks, in accordance with its charter. The audit committee holds quarterly meetings and receives periodic reports from management regarding risk management, including major financial risk exposures from cybersecurity threats or incidents.

Within management, our Chief Information Security Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats and keep the senior executive officers informed on a regular basis of the identification, assessment, and management of cybersecurity risks and of any cybersecurity incidents. Our Chief Information Security Officer is supported by the Chief Information Officer or Information Technology Director, as applicable, of our business units with respect to the assessment and management of our material risks from cybersecurity risks on a day-to-day basis. Such management personnel have prior experience and training in managing information systems and cybersecurity matters and participate in ongoing training programs.

ITEM 2. Properties

Our principal executive office is located in Brentwood, Tennessee. We lease or own various corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities at over 50 sites across the Americas, EMEA and APAC regions.

The following table summarizes our principal facilities and other materially important physical properties as of December 31, 2024:

Location	Ownership	Use
Brentwood, Tennessee	Leased	Principal Executive Office
Irvine, California	Leased	Administrative, Global Supply Chain Center, and Research and Development Center
Morris Plains, New Jersey	Leased	Global Supply Chain Center, Administrative, and Logistics Center
Houston, Texas	Leased	Administrative, Global Supply Chain Center and Biostorage Center
Hoofddorp, the Netherlands	Leased	Global Supply Chain Center
Ball Ground, Georgia	Leased	Administrative, Manufacturing, and Research and Development Center
New Prague, Minnesota	Owned	Manufacturing
Chengdu, China	Owned	Administrative and Manufacturing
Clermont-Ferrand, France	Owned	Administrative and Global Supply Chain Center
Lisbon, Portugal	Leased	Administrative
Tremblay en France, France	Leased	Administrative and Global Logistics Center

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 28, 2025, there were 49,910,391 shares of common stock outstanding and 153 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Market Information

The Company’s common stock is currently listed on the NASDAQ Capital Market and is traded under the symbol “CYRX.”

Stock Performance Graph (1)

The graph below compares Cryoport’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000 Index and S&P 1500 Life Sciences Tools & Services Industry Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2019 to December 31, 2024 and assumes that, as to such indices, dividends were reinvested. We have never paid cash dividends on our common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cryoport, Inc., the Russell 3000 Index and the S&P 1500 Life Sciences Tools & Services Industry Index

*$100 invested on 12/31/19 in Cryoport common stock or applicable index. Fiscal year ending December 31.

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

For further discussion and analysis regarding our financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to “Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 13, 2024.

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

Intangible Assets and Goodwill

Intangible assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method, which is the best estimate of the value we are receiving over the useful life of the intangible asset and another systematic method was not deemed more appropriate. The amortization expense is recorded within selling, general and administrative expense in the consolidated statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2024. The Company has performed an interim impairment assessment as of June 30, 2024, and concluded that there has been no impairment of our intangible assets for the periods presented.

Indefinite-lived intangible assets are comprised of trade name/trademarks acquired in the Company’s recent acquisitions, and are tested for impairment annually using a relief from royalty method that relies on estimates of future revenues, royalty rates, and discount rates. If the asset is not found to be recoverable, it is written down to the estimated fair value. As a result of an interim impairment assessment performed as of June 30, 2024, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative (see Note 10).

Goodwill

We test goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. As a result of an interim impairment assessment performed as of June 30, 2024, we concluded that there has been no impairment of the goodwill associated with the CRYOPDP reporting unit as its carrying value did not exceed its estimated fair value. We further concluded that goodwill related to the MVE reporting unit is impaired, and recorded an impairment charge of $54.6 million in the consolidated statement of operations for the year ended December 31, 2024 (see Note 10).

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

Results of Operations

Results of Operations for Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table summarizes certain information derived from our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Life sciences services revenue	$153,660	$144,087	$9,573	6.6%
Life sciences products revenue	74,725	89,168	(14,443)	(16.2%)
Total revenue	228,385	233,255	(4,870)	(2.1%)

Cost of services revenue	(85,206)	(81,820)	(3,386)	4.1%
Cost of products revenue	(43,548)	(52,103)	8,555	(16.4%)
Total cost of revenue	(128,754)	(133,923)	5,169	(3.9%)

Gross margin	99,631	99,332	299	0.3%
Selling, general and administrative	(148,978)	(146,880)	(2,098)	1.4%
Engineering and development	(17,710)	(18,040)	330	(1.8%)
Impairment loss	(63,809)	(49,569)	(14,240)	28.7%
Investment income	9,895	10,577	(682)	(6.4%)
Interest expense	(4,108)	(5,503)	1,395	(25.3%)
Gain on extinguishment of debt, net	18,505	5,679	12,826	225.8%
Other income (expense), net	(6,906)	5,056	(11,962)	(236.6%)
Provision for income taxes	(1,276)	(239)	(1,037)	434.1%

Net loss	$(114,756)	$(99,587)	$(15,169)	15.2%
Paid-in-kind dividend on Series C convertible preferred stock	(8,000)	(8,000)	—	—
Net loss attributable to common stockholders	$(122,756)	$(107,587)	$(15,169)	14.1%

Total revenue by market

	Year Ended December 31,
	2024	2023	$ Change	% Change

	($ in 000’s)
BioLogistics Solutions	$138,635	$130,498	$8,137	6.2%
BioStorage/BioServices	15,025	13,589	1,436	10.6%
Life Sciences Services	153,660	144,087	9,573	6.6%
Life Sciences Products	74,725	89,168	$(14,443)	(16.2)%
Total revenue	$228,385	$233,255	(4,870)	(2.1)

Revenue. Revenue decreased by $4.9 million, or 2.1%, to $228.4 million for the year ended December 31, 2024, as compared to $233.3 million for the year ended December 31, 2023.

Revenue by type

Life Sciences Services revenue increased by $9.6 million, or 6.6%, from $144.1 million to $153.7 million for the year ended December 31, 2024, as compared to the same period in 2023. This increase was driven by year-over-year growth in BioStorage/BioServices and Commercial Cell & Gene therapy revenue of 10.6% and 20.1%, respectively, demonstrating strong demand for our services offerings. We also continued to gain clinical trial market share with Cryoport supporting a total of 701 clinical trials globally at year end 2024, of which 81 of these clinical trials were in phase 3, representing an overall increase of 26 clinical trials from 675 clinical trials at year end 2023. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Products revenue decreased by $14.4 million, or 16.2%, from $89.2 million to $74.7 million for the year ended December 31, 2024, as compared to the same period in 2023. This was primarily a result of decreased demand for cryogenic systems that commenced during the second quarter of 2023. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Gross margin and cost of revenue. Gross margin for the year ended December 31, 2024 was 43.6% of total revenue, as compared to 42.6% of total revenue for the year ended December 31, 2023. Cost of total revenue decreased $5.2 million to $128.8 million for the year ended December 31, 2024, as compared to $133.9 million in the same period in 2023.

Gross margin for our life sciences services revenue was 44.5% of services revenue, as compared to 43.2% of services revenue for the year ended December 31, 2023. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our life sciences products revenue remained flat at 41.7% of products revenue, as compared to 41.6% of products revenue for the year ended December 31, 2023. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the year ended December 31, 2024, SG&A expenses increased by $2.1 million, or 1.4% as compared to the same period in 2023. This increase is driven by the further build out of our competencies and infrastructure to support the continuing scaling of our business and demand for Cryoport’s systems and solutions and buildout of new competencies, such as IntegriCellTM platform, a standardized integrated apheresis cryopreservation and distribution solution for cell therapies. In October 2024, we announced the launch of our new state-of-the-art IntegriCellTM facility within our Houston campus. This offering addresses another critical aspect in optimizing the supply chain for the development and commercialization of cell-based therapies. Wages and associated employee costs increased $8.5 million from $67.4 million in 2023 to $75.8 million in 2024. Depreciation and amortization increased $2.2 million, primarily due to additional fixed assets purchased or acquired in our recent business acquisitions and the launch of Cryoportal® 2 Logistics Management Platform in May 2023, an increase of $1.8 million as a result of cost alignment and reprioritization initiatives and an increase of $0.5 million in public company related expenses (including legal, audit and internal control audit fees). These increases were partially offset by a decrease of $6.0 million in integration and acquisition costs primarily as a result of actively exploring a strategic business opportunity in 2023 that did not occur in 2024, a decrease of $2.7 million in stock compensation expense, and a decrease of $2.2 million related to the change in contingent consideration.

Engineering and development expenses. Engineering and development expenses decreased by $0.3 million, or 1.8%, for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily due to a decrease of $0.5 million in dues and subscription, a decrease of $0.5 million in development costs, consulting and prototype expenses and a decrease of $0.3 million in stock compensation expense. These decreases were partially offset by an increase of $1.1 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our Cryoport Express®, Cryoport ELITE™ Solutions and portfolio of temperature-controlled services and products, such as the recently introduced Cryoport Express® Cryogenic HV3 Shipping System. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleets. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Impairment loss.  As a result of the interim impairment assessment performed as of June 30, 2024, the Company recorded an impairment loss of $63.8 million, primarily related to full impairment charge of goodwill related to the MVE Biological Solutions reporting unit.

Investment Income. Investment income decreased by $0.7 million, for the year ended December 31, 2024, as compared to the prior year.

Interest expense. Interest expense decreased by $1.4 million, from $5.5 million to $4.1 million for the year ended December 31, 2024, as compared to the prior year due to a decrease in interest on the convertible senior notes and amortization of the related debt discount as a result of the repurchase of the 2026 Convertible Senior Notes in 2024.

Gain on extinguishment of debt. During the year ended December 31, 2024, the Company repurchased $185.0 million in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $163.1 million in cash, plus accrued and unpaid interest, resulting in a net gain of $18.5 million, which includes the write off of $2.7 million of unamortized debt issuance costs and $0.7 million of transaction costs.

Other income (expense), net. The decrease in other income (expense), net for the year ended December 31, 2024, as compared to the prior year is primarily due to an increase of $6.3 million in short-term investment net unrealized loss, a decrease of $2.7 million for currency revaluation, a decrease in the gain on insurance claim of $2.6 million in 2023 related to the New Prague fire that did not occur in the current year and a decrease of $0.5 million for foreign currency due to current period losses.

Provision for income taxes. The provision for income taxes increased by $1.0 million for the year ended December 31, 2024, as compared to the same period in the prior year, resulting in effective tax rates of negative 1.1% and negative 0.2%, respectively. The increase in tax expense and the decrease in the effective tax rate for the year ended December 31, 2024, as compared to the prior year is due to changes in the valuation allowances on our foreign operations, a tax benefit from the reduction of the deferred tax liability on indefinite-lived intangible assets related to the impairment and an increase in our domestic losses which resulted in no additional tax benefit. The effective tax rate of negative 1.1% for the year ended December 31, 2024, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, the impairment of goodwill and the relative mix of income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Business segment results

Life Sciences Services

Life Sciences Services revenue increased from $149.9 million to $163.7 million for the year ended December 31, 2024, as compared to the same period in 2023. Adjusted EBITDA increased from ($14.6) million to ($10.4) million for the year ended December 31, 2024, as compared to the same period in 2023. Refer to the discussion of Life Sciences Services revenue in the Results of Operations section above for discussion of the key drivers of revenues from this segment. Segment expenses were higher due to increased cost of revenues from increased sales and an increase in employee related expenses of $10.7 million. These increases were partially offset by a decrease in other segment items of $2.7 million and a decrease in  engineering and development expenses of $1.0 million.

Life Sciences Products

Life Sciences Products revenue decreased from $89.0 million to $72.0 million for the year ended December 31, 2024, as compared to the same period in 2023 as a result of decreased demand for cryogenic systems. Adjusted EBITDA decreased from $20.2 million to $12.7 million for the year ended December 31, 2024, as compared to the same period in 2023.  Refer to the discussion of Life Sciences Products revenue in the Results of Operations section above for discussion of the key drivers of revenues from this segment which are exclusively Life Sciences Products. Segment expenses were lower due to decreased cost of revenues from decreased sales volume and lower employee related expenses of $1.9 million due to cost reduction measures. See Note 20 in the accompanying consolidated financial statements.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net loss adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, cost reduction initiatives, investment income, unrealized gain or loss on investments, foreign currency gain or loss, net gain on insurance claim, gain on extinguishment of debt, impairment loss, changes in fair value of contingent consideration and charges or gains resulting from non-recurring events, as applicable.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Year Ended
	December 31,		December 31,
	2024	2023	2024	2023
GAAP net loss	$(18,677)	$(62,389)	$(114,756)	$(99,587)
Non-GAAP adjustments to net loss:
Depreciation and amortization expense	7,894	7,449	30,757	27,487
Acquisition and integration costs	3	641	899	6,945
Cost reduction initiatives	768	—	1,884	—
Investment income	(1,427)	(2,615)	(9,895)	(10,577)
Unrealized (gain)/loss on investments	2,445	(3,542)	5,038	(1,242)
Gain on insurance claim	—	—	—	(2,642)
Foreign currency (gain)/loss	3,172	(1,078)	2,410	(964)
Interest expense, net	636	1,306	4,108	5,503
Stock-based compensation expense	4,413	5,848	19,704	22,808
Gain on extinguishment of debt, net	—	—	(18,505)	(5,679)
Impairment loss	—	49,569	63,809	49,569
Change in fair value of contingent consideration	(518)	(665)	(1,847)	(601)
Other non-recurring costs	—	187	—	437
Income taxes	29	(1,359)	1,276	239
Adjusted EBITDA	(1,262)	(6,648)	(15,118)	(8,304)

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

Changes in foreign currency exchange rates had an unfavorable impact on our results of operations and cash flow from our operations in EMEA and APAC during the year ended December 31, 2024. Our revenue would have been $0.3 million higher in constant currency for the year ended December 31, 2024.

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

Cryoport, Inc. and Subsidiaries

Revenues by Market at Constant Currency

(Unaudited, in thousands)

	Year Ended December 31, 2024
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$153,660	$74,725	$228,385
Non-GAAP Constant Currency	153,879	74,807	228,685
FX Impact [$]	$(219)	$(82)	$(300)
FX Impact [%]	(0.1)%	(0.1)%	(0.1)%

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash and cash equivalents of $45.3 million, short-term investments of $216.5 million and working capital of $277.0 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

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

Cash flows Summary

	For the Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Operating activities	$(16,323)	$(757)	$(15,566)
Investing activities	176,815	36,045	140,770
Financing activities	(161,531)	(23,798)	(137,733)
Effect of exchange rate changes on cash and cash equivalents	(18)	(1,739)	1,721
Net increase (decrease) in cash and cash equivalents	$(1,057)	$9,751	$(10,808)

Operating activities

For the year ended December 31, 2024, our operating acitivities used $16.3 million of cash, reflecting the net loss of $114.8 million offset by non-cash expenses of $107.0 million primarily comprised of $63.8 million of impairment loss, $30.8 million of depreciation and amortization, $19.7 million of stock-based compensation, $5.8 million of non-cash operating lease expense, which was partially offset by a gain on the extinguishment of debt of $18.5 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items, was a decrease in operating lease liabilities of $5.3 million, an increase in accounts receivable of $4.1 million, an increase in prepaid expenses and other current assets of $2.1 million, a decrease in accounts payable and other accrued expenses of $0.1 million, an increase in deposits of $1.4 million and a decrease in net deferred tax liability of $0.4 million, which were partially offset by a decrease in inventories of $3.3 million, and an increase in accrued compensation and related expenses of $1.9 million.

Investing activities

Net cash provided by investing activities of $176.8 million during the year ended December 31, 2024 was primarily due to the $249.1 million maturity of short-term investments. These proceeds were partially offset by the purchase of short-term investments of $50.7 million, and facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $17.3 million.

Financing Activity

Net cash used in financing activities totaled $161.5 million during the year ended December 31, 2024, primarily as a result of $163.8 million paid for the repurchase 2026 Convertible Senior Notes, partially offset by proceeds of  $2.8 million from the exercise of stock options.

Repurchase Program

In March 2022, Company’s Board of Directors authorized a repurchase program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2022 Repurchase Program”). The size and timing repurchases under the 2022 Repurchase Program were dependant on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

In July 2024, May 2024 and September 2023, the Company repurchased $15.0 million, $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $12.9 million, $8.7 million and $25.0 million, respectively, in cash under the 2022 Repurchase Program.

In August 2024, the Company’s Board of Directors authorized a Repurchase Program through December 31, 2027, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2024 Repurchase Program” and, together with the 2022 Repurchase Program, the “Repurchase Programs”). The size and timing of any repurchase under the 2024 Repurchase Programs will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

Also in August 2024, the Company repurchased approximately $160.0 million aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $141.6 million, plus accrued and unpaid interest under the 2024 Repurchase Programs. As of December 31, 2024, the Company has approximately $73.9 million of repurchase authorization available under the 2024 Repurchase Programs.

There were no shares repurchased during the years ended December 31, 2024 and 2023.

As of December 31, 2024, the Company has approximately $200.5 million aggregate principal amount of the 2025 Senior Notes and 2026 Senior Notes outstanding and has approximately $73.9 million of repurchase authorization available under the Repurchase Programs. For additional information about the Convertible Senior Notes, see Note 12 in our accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2024, the estimated fair value of the Convertible Senior Notes was $178.7 million. For additional information about the Convertible Senior Notes, see Note 12 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenues and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the year ended December 31, 2024, revenues from our international business, which accounted for 38.2% of our consolidated revenues, decreased by $0.3 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenues.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-dominated cash balance as of December 31, 2024, of $30.6 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.5 million, $3.1 million, and $6.1 million, respectively, recorded to “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of December 31, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $4.6 million, $9.1 million, and $18.2 million, respectively, recorded to “Accumulated other comprehensive income (loss)”. Based on the short-term intercompany loan balances as of December 31, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $1.0 million, $1.9 million, and $3.8 million, respectively, reported as “Other income (expense), net”.

Item 8. Financial Statements and Supplementary Data

Our annual consolidated financial statements are included in Part IV, Item 15 of this Form 10-K and are incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting which appears on the following page is incorporated herein by reference.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as of December 31, 2024, as stated in its attestation report included in Part II, Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Form 10-K.

(c) Changes In Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Arrangements and Policies

On December 13, 2024, Ramkumar Mandalam, a member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Dr. Mandalam’s plan covers the potential sale of up to 14,078 shares of our common stock to be acquired upon the exercise of stock options or settlement of restricted stock units. Transactions under Dr. Mandalam’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Dr. Mandalam’s plan will terminate on the earlier of June 13, 2025 or the date all shares subject to the plan have been sold.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
President and Chief Executive Officer

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

March 7, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and their respective biographical information appears in Part I, Item 1 of this Form 10-K.

We have adopted a corporate code of conduct that applies to our directors and all employees, including our Chief Executive Officer and Chief Financial Officer. We have posted the text of our corporate code of conduct on our website at www.cryoportinc.com.

on the “Investor Relations: Governance” page under the heading “Governance Documents.” We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our corporate code of conduct by posting such information on our website.

The other information required under this item is incorporated by reference from our definitive proxy statement related to our 2025 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024.

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

10.11*+

Employment Agreement dated February 19, 2024 between the Company and Edward Zecchini.  Incoropration by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024.

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

Exhibit No.	Description
10.17+	Form of Stock Option Agreement Issued by Cryoport, Inc. to certain employees on May 7, 2015.

16.1	Letter to Securities and Exchange Commission from Ernst & Young LLP dated March 15, 2023. Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated March 15, 2023.

19+	Cryoport, Inc. Insider Trading Policy.

21+	Subsidiaries of Registrant.

23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

97	Cryoport, Inc. Clawback Policy. Incorporated by reference to Exhibit 97 fo the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date:  March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON	President, Chief Executive Officer and Director	March 7, 2025
Jerrell W. Shelton	(Principal Executive Officer)

/s/ ROBERT S. STEFANOVICH	Chief Financial Officer	March 7, 2025
Robert S. Stefanovich	(Principal Financial and Accounting Officer)

/s/ DANIEL M. HANCOCK	Director	March 7, 2025
Daniel M. Hancock

/s/ ROBERT HARIRI, M.D., PH.D.	Director	March 7, 2025
Robert Hariri, M.D., Ph.D.

/s/ RAMKUMAR MANDALAM, PH.D.	Director	March 7, 2025
Ramkumar Mandalam, Ph.D.

/s/ RAM JAGANNATH	Director	March 7, 2025
Ram Jagannath

/s/ LINDA BADDOUR	Director	March 7, 2025
Linda Baddour

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2024 and 2023

Years Ended December 31, 2024, 2023 and 2022

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryoport, Inc. and subsidiaries (the "Company") as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill and Trademark Impairment— MVE Reporting Unit — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. In this evaluation, for each reporting unit, the Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. The Company’s interim quantitative impairment test was performed using a combination of both an income and a market approach to determine the fair value of the reporting unit. In doing this, the Company was assisted by an independent third-party specialist. The income approach for goodwill utilized the estimated discounted cash flows for the reporting unit and the market approach utilized comparable peer group information. Estimates and assumptions used in the income approach included projected cash flows for the reporting unit and a discount rate determined using a weighted average cost of capital for risk factors specific to the reporting unit and other market and industry data. The other key estimates and assumptions used in the discounted cash flow method include, but are not limited to, sales growth rates terminal growth rate, EBITDA/EBITDA margin, and the discount rate. As a result of the Company’s 2024 quantitative assessment, the Company concluded that for the MVE reporting unit, goodwill was fully impaired. The Company recorded an impairment charge of $55M for goodwill in the consolidated statement of operations for the year ended December 31, 2024.

Indefinite-lived intangible assets are comprised of trademarks and are tested for impairment annually using a relief from royalty method that relies on estimates of future revenues, royalty rates, and discount rates. If the asset is not found to be recoverable, it is written down to the estimated fair value. As a result of the Company’s 2024 quantitative assessment, they recorded a $9M impairment charge related to the partial write-off of the MVE trademark in the consolidated statement of operations for the year ended December 31, 2024.

We identified goodwill and trademark impairment for MVE as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit and fair value of trademark that are affected by future market and economic conditions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of revenues, EBITDA margins, discount rates, royalty rate, terminal growth rate, and selection of market multiples.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s significant assumptions and estimates related to goodwill impairment for this reporting unit included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the related goodwill reporting unit, such as controls related to management’s selection of the sales growth rates, terminal growth rate, EBITDA/EBITDA margin, and discount rate.
●	We evaluated management’s ability to accurately forecast revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
●	We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts through inquiry of non-management personnel and by comparing the forecasts to:
–	Historical revenues and EBITDA margins.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in Company press releases.
–	Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, terminal growth rate, valuation methodology, and market multiples by:
–	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.
–	Developing a range of independent estimates and comparing those to the discount rate selected by management.
–	Evaluating the market multiples by considering the selected comparable industry grouping of publicly traded companies.

Our audit procedures related to the Company’s significant assumptions and estimates related to trademark impairment:

●	We tested the effectiveness of controls over management’s trademark impairment evaluation, including those over the determination of the sales growth rates, royalty rate, and discount rate.
●	We evaluated the reasonableness of management’s revenue forecasts and confirmed that the revenue projections were consistent with those used in the MVE reporting unit goodwill impairment analysis.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, royalty rate, and valuation methodology by:
–	Testing the source information underlying the determination of the discount and royalty rates and the mathematical accuracy of the calculation.
–	Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 7, 2025

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cryoport, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 , of the Company and our report dated March 7, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
March 7, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Cryoport, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

February 28, 2023

except for the Revenue Disaggregation section of Note 3 and Note 20, Segment Reporting, as to which the date is

March 7, 2025

Cryoport, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$45,289	$46,346
Short-term investments	216,460	410,409
Accounts receivable, net	45,778	42,074
Inventories	22,470	26,206
Prepaid expenses and other current assets	11,574	10,077
Total current assets	341,571	535,112
Property and equipment, net	88,839	84,858
Operating lease right-of-use assets	47,188	32,653
Intangible assets, net	170,464	194,382
Goodwill	51,660	108,403
Deposits	2,902	1,680
Deferred tax assets	868	656
Total assets	$703,492	$957,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$27,208	$26,995
Accrued compensation and related expenses	13,093	11,409
Deferred revenue	1,106	1,308
Current portion of operating lease liabilities	5,419	5,371
Current portion of finance lease liabilities	488	286
Current portion of convertible senior notes, net of discount of $0.1 million	14,298	—
Current portion of notes payable	143	149
Current portion of contingent consideration	2,808	92
Total current liabilities	64,563	45,610
Convertible senior notes, net of current portion and discount of $2.3 million and $7.0 million, respectively	183,919	378,553
Notes payable, net of current portion	1,114	1,335
Operating lease liabilities, net of current portion	44,077	29,355
Finance lease liabilities, net of current portion	1,245	954
Deferred tax liabilities	2,531	2,816
Other long-term liabilities	394	601
Contingent consideration, net of current portion	3,751	9,497
Total liabilities	301,594	468,721

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	34,275	26,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,908,254 and 48,971,026 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	50	49
Additional paid-in capital	1,145,677	1,131,183
Accumulated deficit	(757,175)	(642,419)
Accumulated other comprehensive loss	(20,929)	(26,065)
Total stockholders’ equity	401,898	489,023
Total liabilities and stockholders’ equity	$703,492	$957,744

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	2024	2023	2022
Life sciences services revenue	$153,660	$144,087	$133,879
Life sciences products revenue	74,725	89,168	103,398
Total revenue	228,385	233,255	237,277

Cost of services revenue	85,206	81,820	75,187
Cost of products revenue	43,548	52,103	58,217
Total cost of revenue	128,754	133,923	133,404
Gross margin	99,631	99,332	103,873

Operating costs and expenses:
Selling, general and administrative	148,978	146,880	120,055
Engineering and development	17,710	18,040	15,722
Impairment loss	63,809	49,569	—

Total operating costs and expenses	230,497	214,489	135,777

Loss from operations	(130,866)	(115,157)	(31,904)
Other income (expense):
Investment income	9,895	10,577	8,474
Interest expense	(4,108)	(5,503)	(6,142)
Gain on extinguishment of debt, net	18,505	5,679	—
Other income (expense), net	(6,906)	5,056	(5,522)
Total other income (expense), net	17,386	15,809	(3,190)
Loss before provision for income taxes	(113,480)	(99,348)	(35,094)
Provision for income taxes	(1,276)	(239)	(2,239)
Net loss	$(114,756)	$(99,587)	$(37,333)
Paid-in-kind dividend on Series C convertible preferred stock	(8,000)	(8,000)	(8,000)
Net loss attributable to common stockholders	(122,756)	$(107,587)	$(45,333)
Net loss per share - basic and diluted	$(2.49)	$(2.21)	$(0.93)
Weighted average shares outstanding – basic and diluted	49,349,624	48,737,377	48,987,295

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(114,756)	$(99,587)	$(37,333)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	2,860	6,742	(23,439)
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	6,625	3,008	(46)
Foreign currency translation adjustments	(4,349)	(1,266)	(9,821)
Other comprehensive income (loss)	5,136	8,484	(33,306)
Total comprehensive loss	$(109,620)	$(91,103)	$(70,639)

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

											Accumulated
											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)

Balance at December 31, 2021	—	$—	—	$—	200,000	$10,275	49,616,154	$50	$1,100,287	$(467,541)	$(1,243)	$641,828
Net loss	—	—	—	—	—	—	—	—	—	(37,333)	—	(37,333)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(33,306)	(33,306)
Stock-based compensation expense	—	—	—	—	—	—	—	—	20,082	—	—	20,082
Paid-in-kind preferred stock dividend	—	—	—	—	—	8,000	—	—	(8,000)	—	—	—
Issuance of common stock for Cell&Co acquisition	—	—	—	—	—	—	15,152	—	479	—	—	479
Repurchase of common stock	—	—	—	—	—	—	(1,604,994)	(2)	—	(37,958)	—	(37,960)
Vesting of restricted stock units	—	—	—	—	—	—	101,070	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	206,898	—	2,048	—	—	2,048

Balance at December 31, 2022	—	$—	—	$—	200,000	$18,275	48,334,280	$48	$1,114,896	$(542,832)	$(34,549)	$555,838
Net loss	—	—	—	—	—	—	—	—	—	(99,587)	—	(99,587)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	8,484	8,484
Stock-based compensation expense	—	—	—	—	—	—	—	—	22,808	—	—	22,808
Paid-in-kind preferred stock dividend	—	—	—	—	—	8,000	—	—	(8,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	228,932	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	407,814	1	1,479	—	—	1,480

Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023
Net loss	—	—	—	—	—	—	—	—	—	(114,756)	—	(114,756)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	5,136	5,136
Stock-based compensation expense	—	—	—	—	—	—	—	—	19,704	—	—	19,704
Paid-in-kind preferred stock dividend	—	—	—	—	—	8,000	—	—	(8,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	355,058	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	582,170	1	2,790	—	—	2,791
Balance at December 31, 2024	—	$—	—	$—	200,000	$34,275	49,908,254	$50	$1,145,677	$(757,175)	$(20,929)	$401,898

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net loss	$(114,756)	$(99,587)	$(37,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	63,809	49,569	—
Depreciation and amortization	30,757	27,487	22,765
Amortization of debt discount	1,940	2,526	2,581
Non-cash operating lease expense	5,770	5,103	3,645
Unrealized (gain) loss on investments in equity securities	899	(1,308)	11,406
Realized loss on investments in equity securities	48	—	—
Realized loss on available-for-sale investments	4,091	67	102
Gain on extinguishment of debt	(18,505)	(5,679)	—
Stock-based compensation expense	19,704	22,808	20,082
Loss on disposal of property and equipment	384	954	800
Gain on insurance settlement	—	(2,642)	(4,815)
Change in credit losses	(242)	822	234
Excess and obsolete inventory	234	—	651
Insurance proceeds for operations	—	1,212	9,883
Change in contingent consideration	(1,847)	(890)	216
Changes in operating assets and liabilities:
Accounts receivable	(4,149)	3,673	(4,137)
Inventories	3,252	1,508	(14,204)
Prepaid expenses and other current assets	(2,149)	(103)	(1,598)
Deposits	(1,443)	(663)	(60)
Operating lease liabilities	(5,340)	(4,595)	(3,076)
Accounts payable and other accrued expenses	(76)	(2,766)	(6,483)
Accrued compensation and related expenses	1,852	2,884	(1,569)
Deferred revenue	(179)	842	(530)
Net deferred tax liability	(377)	(1,979)	(411)
Net cash used in operating activities	(16,323)	(757)	(1,851)

Cash Flows From Investing Activities:
Purchases of property and equipment	(17,254)	(38,785)	(22,107)
Insurance proceeds for loss of fixed assets	—	976	3,000
Software development costs	(2,886)	(5,244)	(1,476)
Purchases of short-term investments	(50,721)	(42,677)	(163,788)
Cash paid for acquisitions	(313)	(7,341)	(6,554)
Sales/maturities of short-term investments	249,116	129,987	131,858
Patent and trademark costs	(1,127)	(871)	(614)
Net cash provided by (used in) investing activities	176,815	36,045	(59,681)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,790	1,478	2,048
Repurchase of common stock	—	—	(37,960)
Cash paid for repurchase of 2026 Senior Notes	(163,772)	(25,003)	—
Repayment of notes payable	(141)	(71)	(3,180)
Repayment of finance lease liabilities	(408)	(202)	(82)
Net cash used in financing activities	(161,531)	(23,798)	(39,174)

Effect of exchange rates on cash and cash equivalents	(18)	(1,739)	(1,800)
Net change in cash and cash equivalents	(1,057)	9,751	(102,506)
Cash and cash equivalents — beginning of period	46,346	36,595	139,101
Cash and cash equivalents — end of period	$45,289	$46,346	$36,595

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$2,693	$3,399	$3,628

Cash paid for income taxes	$1,422	$1,462	$1,979

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$20,989	$11,109	$12,384

Net unrealized gain on available-for-sale debt securities	$2,860	$6,742	$23,439

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$(6,624)	$(3,008)	$46

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$8,000	$8,000	$8,000

Fixed assets included in accounts payable and accrued liabilities	$103	$442	$1,003

Intangible assets included in property and equipment	$252	$8,710	$—

Purchase of equipment through finance lease obligation	$936	$1,112	$—

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, notes payable, contingent consideration and the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Convertible Senior Notes”) and 3.0% Convertible Senior Notes due in 2025 (the “2025 Convertible Senior Notes” and together with the 2026 Convertible Senior Notes, the “Convertible Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, notes payable and the Convertible Senior Notes, approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the notes payable and the Convertible Senior Notes, see Notes 7, 12 and 13.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Inventories are reviewed periodically for slow-moving or obsolete status. The Company writes down the carrying value of its inventories to reflect situations in which the cost of inventories is not expected to be recovered. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories. Raw materials and finished goods include material costs less adjustments for obsolete or excess inventories. The Company evaluates the current level of inventories considering historical trends and other factors, such as selling prices and costs of completion, disposal and transportation, and based on the evaluation, records adjustments to reflect inventories at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about future demand for the Company’s products in order to categorize the status of such inventories items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of the Company’s forecasts of market conditions, industry trends, competition and other factors.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. For each reporting unit being tested, the Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. As a result of our 2023 quantitative assessment, we concluded that goodwill related to the MVE reporting unit is impaired as of December 31, 2023, and recorded an impairment charge of $49.6 million in the consolidated statement of operations for the year ended December 31, 2023. As a result of an interim impairment assessment performed as of June 30, 2024, we concluded that there has been no impairment of the goodwill associated with the CRYOPDP reporting unit as its carrying value did not exceed its estimated fair value. We further concluded that the goodwill related to the MVE reporting unit was further impaired, and recorded an impairment charge of $54.6 million related to full impairment of the goodwill related to the MVE reporting unit in the consolidated statement of operations for the year ended December 31, 2024 (see Note 10).

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

Intangible Assets

Indefinite-lived intangible assets are comprised of trade name/trademarks acquired in the Company’s recent acquisitions, and are tested for impairment annually using a relief from royalty method that relies on estimates of future revenues, royalty rates, and discount rates. If the asset is not found to be recoverable, it is written down to the estimated fair value. As a result of an interim impairment assessment performed as of June 30, 2024, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative (see Note 10).

Intangible assets with a definite life are comprised of patents, trademarks, software development costs and the intangible assets acquired in the Company’s recent acquisitions which include a non-compete agreement, technology, customer relationships, trade name/trademark, agent network, order backlog, developed technology and land use rights. Intangible assets with a definite life are amortized using the straight-line method over the estimated useful lives (see Note 10). The Company uses the following valuation methodologies to value the significant intangible assets with a definite life acquired: income approach for customer relationships, replacement cost for agent network and software, and relief from royalty for trade name/trademarks and developed technology. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued.

The Company evaluates the recoverability of identifiable intangible assets with a definite life whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2023, due to macroeconomic factors impacting results of operations, the Company performed an impairment analysis of its amortizable intangible assets at the reporting unit level. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on the impairment analysis performed, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required. An interim impairment assessment was performed as of June 30, 2024, resulting in the estimated undiscounted cash flows exceeding the carrying amount of the assets and therefore no impairment charge was required.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2024.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2024 and 2023, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, impact the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has recorded immaterial accruals for interest and/or penalties on its consolidated balance sheets at December 31, 2024 and 2023, and has recorded immaterial amounts of interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. The Company is subject to taxation in the U.S., in various U.S. state jurisdictions and in various foreign countries. As of December 31, 2024, the Company is no longer subject to U.S. federal examinations for years before 2021 or for California franchise and income tax examinations for years before 2020. However, to the extent allowed by law, the taxing authorities may have the right to examine net operating losses carried forward into a tax year and make adjustments up to the amount of the net operating losses utilized. The Company is not currently under examination in either the U.S. federal or any U.S. state jurisdictions. Our foreign subsidiaries are generally subject to examination for three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Indian tax authorities for the 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on publicly traded U.S. corporations for the fair market value of any stock repurchased during the tax year that exceeds $1.0 million, with certain specific exceptions. The excise tax is effective for transactions occurring in taxable years after December 31, 2023. There were no shares of stock subject to this excise tax repurchased during the year ended December 31, 2024.

On June 29, 2020, the State of California passed Assembly Bill (“AB”) 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). These suspensions were considered in the preparation of the December 31, 2021 financial statements. On February 9, 2022, the California governor signed Senate Bill (“SB”) 113, which was retroactive to January 1, 2021. SB 113 removed the limitations from AB 85 on net operating loss and tax credit usage for the 2023 tax year. These suspensions, and the removal of the limitations, were considered in the preparation of the December 31, 2024 and 2023 financial statements.

On March 11, 2021, the United States enacted the American Rescue Plan (“ARP”). The ARP includes provisions extending certain CARES Act provisions, repeals a worldwide interest allocation election, modifies the $1 million executive compensation limitation for years after 2026 and extends the employee retention credit. The Company has evaluated the impact of the ARP and its impact on our financial statements in 2021 and beyond December 31, 2024.

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

Product warranty accrued liabilities totaled $0.9 million and $0.7 million at December 31, 2024 and 2023, respectively, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the years ended December 31, 2024, 2023 and 2022.

Incremental Direct Costs

Incremental direct costs of obtaining a contract (sales commissions) are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the years ended December 31, 2024, 2023 and 2022.

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

The Company’s stock-based compensation plans are discussed further in Note 18.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at exchange rates in effect at the end of the reporting period. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled ($4.3) million, ($1.3) million, and ($9.8) million for the years ended December 31, 2024, 2023 and 2022, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in these consolidated financial statements or disclosure in the notes thereto.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires all public entities, including those that have a single reportable segment, to provide enhanced disclosures primarily about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The new guidance is required to be applied on a retrospective basis, with all required disclosures to be made for all prior periods presented in the financial statements. The segment expense categories and amounts disclosed in prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We adopted ASU 2023-07 on January 1, 2024. The adoption of this standard did not have a significant impact on the Company’s disclosures.

In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the ASU introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for public business entities. We adopted ASU 2022-03 on January 1, 2024 which only impacted the related disclosure. See Note 20.

Accounting Guidance Issued but Not Adopted at December 31, 2024

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure of additional disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Note 3. Revenue, Concentration and Geographic Information

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There was no single customer that represented more than 10% of net accounts receivable at December 31, 2024 and 2023.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, China and India. During the years ended December 31, 2024, 2023 and 2022, the Company had revenue from foreign customers of approximately $102.0 million, $106.0 million and $109.1 million, respectively, which constituted approximately 44.7%, 45.5% and 46.0%, respectively, of total revenue. No customer generated 10% or more of revenue during the year ended December 31, 2024. For the year ended December 31, 2023, one customer generated approximately 10.5% of revenue. No single customer generated 10% or more of revenue during the year ended December 31, 2022.

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as two reporting segments. As a result, the financial information disclosed herein represents all of the material financial information related to the Company. When disaggregating revenue, the Company considered all of the economic factors that may affect its revenue. Effective the first quarter of 2024, the Company began reporting its services revenue in the following categories: BioLogistics Solutions and BioStorage/BioServices as Life Sciences Services, and its products revenue as Life Sciences Products. The Company believes this change better aligns its revenue categories with its strategic priorities.The following table disaggregates our revenue by major markets for the years ended December 31, 2024, 2023 and 2022, (in thousands):

	December 31,
	2024	2023	2022
BioLogistics Solutions	$138,635	$130,498	$124,798
BioStorage/BioServices	15,025	13,589	9,081
Life Sciences Services	153,660	144,087	133,879
Life Sciences Products	74,725	89,168	103,398
Total revenue	$228,385	$233,255	$237,277

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	December 31,
	2024	2023	2022
Americas	$126,373	$127,213	$128,209
Europe, the Middle East, and Africa (EMEA)	59,596	60,883	66,913
Asia Pacific (APAC)	42,416	45,159	42,155
Total revenue	$228,385	$233,255	$237,277

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.1 million and $1.3 million at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenues of $0.7 million, $2.1 million and $1.4 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at December 31, 2024, and 2023 are net of allowance for credit losses of $1.8 million and $2.0 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2024 and 2023:

	December 31,
	2024	2023
Balance of allowance for credit losses, beginning of period	$1,992	1,275
Change in expected credit losses	(27)	812
Write-offs, net of recoveries	(186)	(95)
Balance of allowance for credit losses, end of period	$1,779	1,992

Note 4. Net Loss Per Share

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

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(114,756)	$(99,587)	$(37,333)
Paid-in-kind dividend on Series C Preferred Stock	(8,000)	(8,000)	(8,000)
Net loss attributable to common shareholders	$(122,756)	$(107,587)	$(45,333)
Weighted average common shares issued and outstanding - basic and diluted	49,349,624	48,737,377	48,987,295
Basic and diluted net loss per share	$(2.49)	$(2.21)	$(0.93)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Years Ended December 31,
	2024	2023	2022
Stock options	1,137,582	2,486,737	4,194,554
Restricted stock units	1,039,091	1,076,629	727,984
Series C convertible preferred stock	6,133,876	5,894,535	5,664,532
Convertible Senior Notes	2,183,233	3,756,437	4,022,734
	10,493,782	13,214,338	14,609,804

Note 5. Acquisitions

2023 Acquisitions

SCI JA8 Acquisition

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

The purchase consideration was $10.2 million, comprised of upfront consideration of $4.5 million and an earn-out provision with a fair value of $5.7 million, based on achieving certain revenue and EBITDA targets through 2026, as defined in the share purchase agreement. Of the purchase consideration, $4.4 million was allocated to goodwill and $3.7 million to identifiable intangible assets. The final purchase price for the Bluebird Express Acquisition was $10.4 million after paying a $0.2 million net working capital settlement to the sellers in 2024, which was recorded as a measurement period adjustment, resulting in adjusted goodwill of $4.6 million. The acquired goodwill and intangible assets are deductible for tax purposes.

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

Total revenue and net loss would have been $241.2 million and $100.0 million, respectively, for the year ended December 31, 2023, if the Company had acquired Bluebird Express on January 1, 2023.

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

Note 6. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2024 and 2023 (in thousands):

	Carrying Value
	2024	2023
Cash	$45,155	$40,979
Cash equivalents:
Money market mutual fund	134	5,367
Total cash and cash equivalents	45,289	46,346
Short-term investments:
U.S. Treasury notes and bills	41,948	136,665
Mutual funds	97,675	101,085
Corporate debt securities	76,837	172,658
Total short-term investments	216,460	410,409
Cash, cash equivalents and short-term investments	$261,749	$456,755

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2024 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$40,628	$1,320	$—	$41,948
Corporate debt securities	75,297	1,540	—	76,837
Total available-for-sale investments	$115,925	$2,860	$—	$118,785

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2024:

	Amortized Cost	Fair Value
Due within one year	$52,242	$53,934
Due after one year through five years	63,683	64,851
Due after five years through ten years	-	-
Total	$115,925	$118,785

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

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2023 (in thousands):

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$41,948	$(1,867)	$41,948	$(1,867)
Corporate debt securities	—	—	76,837	(5,728)	76,837	(5,728)
Total	$—	$—	$118,785	$(7,595)	$118,785	$(7,595)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at December 31, 2024. For corporate debt securities, the unrealized losses were primarily caused by interest rate increases. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at December 31, 2024.

During the years ended December 31, 2024, 2023 and 2022, we had realized losses of $4.1 million, $0.1 million and $0.1 million on available-for-sale debt securities, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $97.7 million and $101.8 million at December 31, 2024 and 2023, respectively. These investments consist of mutual funds that invest primarily in tax free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2024, 2023 and 2022 related to equity securities held at December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net losses recognized during the year on equity securities	$(3,370)	$(3,764)	$(11,406)
Less: net gains recognized during the year on equity securities sold during the year	2,471	5,072	—
Unrealized gains (losses) recognized during the year on equity securities still held at December 31, 2024, 2023 and 2022	$(899)	$1,308	$(11,406)

Note 7. Fair Value Measurements

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of December 31, 2024 and 2023 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Money market mutual fund	$134	$—	$—	$134
Mutual funds	97,675	—	—	97,675
U.S. Treasury notes	41,948	—	—	41,948
Corporate debt securities	76,837	—	—	76,837
	$216,594	$—	$—	$216,594
Liabilities:
Convertible Senior Notes	$—	$198,217	$—	$198,217
Contingent consideration	—	—	6,559	6,559
	$—	$198,217	$6,559	$204,776

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Money market mutual fund	$5,367	$—	$—	$5,367
Mutual funds	101,085	—	—	101,085
U.S. Treasury notes	136,665	—	—	136,665
Corporate debt securities	172,658	—	—	172,658
	$415,775	$—	$—	$415,775
Liabilities:
Convertible Senior Notes	$—	$378,553	$—	$378,553
Contingent consideration	—	—	9,589	9,589
	$—	$378,553	$9,589	$388,142

Our equity securities and available-for-sale debt securities, including U.S. treasury notes are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

We carry the Convertible Senior Notes (see Note 12) at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present fair value for disclosure purposes only. We estimate the fair value of the Convertible Senior Notes using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

The following table presents the estimated fair values and the carrying values (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$183,919	$164,525	$364,362	$306,355
2025 Senior Notes	$14,298	$14,125	$14,191	$13,495

Under the terms of the Critical Transport Solutions Australia (“CTSA”) acquisition, contingent consideration may be payable in cash based on the achievement of a certain EBITDA target for 2024, with no maximum limit as to the contingent consideration achievable. Under the terms of the F-airGate, Cell&Co, Polar Expres, and Bluebird Express acquisitions, contingent consideration may be payable in cash based on the achievement of certain future revenue and/or EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $26.1 million (undiscounted) in the aggregate. The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the F-airGate and Polar Expres acquisitions was determined using a probability-weighted discounted cash flow model. The fair value of the contingent consideration for the CTSA, Cell&Co and Bluebird Express acquisitions was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $6.6 million and $9.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The (gains) losses recognized in earnings and the change in net assets related to the contingent consideration at December 31, 2024 were as follows (in thousands):

	Fair Value	Gains		Reclassification	Foreign	Fair Value
	December 31,	recognized in		to current	Currency	December 31,
	2023	earnings	Payments	payables	Adjustment	2024
2021 Acquisitions	$1,006	$(12)	$—	$—	$(85)	$909
2022 Acquisitions	2,596	(810)	—	(906)	(138)	742
2023 Acquisitions	5,987	(984)	(95)	—	—	4,908
	$9,589	$(1,806)	$(95)	$(906)	$(223)	$6,559

The net gains recognized in earnings have been reported in operating expenses in the consolidated statement of operations for the year ended December 31, 2024.

Note 8. Inventories

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials	$15,175	$15,335
Work-in-process	1,116	1,375
Finished goods	6,179	9,496
Total	$22,470	$26,206

Note 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Cryogenic shippers and data loggers	$15,619	$14,237
Freezers	10,034	8,934
Furniture and fixtures	5,027	6,351
Computers and software	5,996	4,908
Machinery and equipment	21,000	19,760
Trucks and autos	2,764	1,878
Leasehold improvements	39,490	33,688
Buildings	6,809	6,652
Land	813	813
Fixed assets in process	27,152	24,224
	134,704	121,445
Less accumulated depreciation and amortization	(45,865)	(36,588)
	$88,839	$84,858

Total depreciation and amortization expense related to property and equipment amounted to $13.6 million, $11.2 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company leases equipment under finance leases, with a total cost of $1.7 million and $1.2 million as of December 31, 2024 and 2023, respectively, and accumulated amortization of $0.7 million and $0.2 million as of December 31, 2024 and 2023, respectively.

Fixed assets in process primarily relates to $22.1 million of expansion of facilities in the United States, Belgium and France.

Geographic information

Certain geographic information with respect to property and equipment was as follows (in thousands):

	December 31,
	2024	2023
United States	$63,548	$62,955
Rest of world (1)	25,291	21,903
Total property and equipment, net	$88,839	$84,858
(1)	No individual country exceeded 10% of our total property and equipment for any period presented.

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Balance at beginning of period
Goodwill	$157,972	$151,117
Accumulated impairment losses	(49,569)	—
Subtotal	108,403	151,117

Activity during the period
Foreign currency adjustment	(2,381)	(284)
Goodwill impairment charge	(54,563)	(49,569)
Goodwill related to Tec4med acquisition	—	2,694
Goodwill related to Bluebird Express acquisition	201	4,445

Balance at end of period
Goodwill	155,792	157,972
Accumulated impairment losses	(104,132)	(49,569)
Total	$51,660	$108,403

Impairment of Goodwill

2024 Impairment

Due to a sustained decrease in the Company’s share price in the second quarter of 2024, and a reduction in the projected operating performance of the MVE reporting unit, which management deemed to be triggering events related to goodwill and indefinite-lived intangible assets, we performed an interim impairment assessment of goodwill for the MVE and CRYOPDP reporting units as of June 30, 2024, with the assistance of an independent third party valuation specialist, using management’s updated interim financial and operational plans. Based on our analysis, we concluded that there has been no impairment of the goodwill associated with the CRYOPDP reporting unit as its carrying value did not exceed its estimated fair value. We further concluded that our MVE reporting unit’s carrying value exceeded its estimated fair value, and as a result, we recorded an impairment charge of $54.6 million related to full impairment of the goodwill related to the MVE reporting unit in the consolidated statement of operations for the year ended December 31, 2024.

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

2023 Impairment

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

Intangible Assets

The following table presents our intangible assets as of December 31, 2024 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$810	$485	$—	$325	4
Technology	53,207	16,159	—	37,048	7
Customer relationships	131,785	39,784	—	92,001	10
Trade name/trademark	947	351	(265)	331	9
Agent network	14,020	11,448	—	2,572	3
Order backlog	2,600	2,600	—	—	—
Land use rights	2,198	307	—	1,891	33
Patents and trademarks	46,059	783	(8,980)	36,296	—
Total	$251,626	$71,917	$(9,245)	$170,464

The following table presents our intangible assets as of December 31, 2023 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$810	$368	$—	$442	5
Technology	50,376	11,205	—	39,171	9
Customer relationships	131,578	29,964	—	101,614	11
Trade name/trademark	938	211	—	727	10
Agent network	13,761	8,148	—	5,613	3
Order backlog	2,600	2,600	—	—	—
Land use rights	2,255	247	—	2,008	34
Patents and trademarks	44,932	125	—	44,807	—
Total	$247,250	$52,868	$—	$194,382

Amortization expense for intangible assets for the years ended December 31, 2024, 2023 and 2022 was $17.0 million, $16.3 million and $15.1 million, respectively.

Impairment of Trademarks and Trade Names

As part of our interim impairment assessment as of June 30, 2024 described further above, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative.

Expected future amortization of intangible assets as of December 31, 2024 is as follows (in thousands):

Years Ending December 31,	Amount
2025	15,312
2026	15,040
2027	14,676
2028	13,649
2029	13,319
Thereafter	58,252
$130,248

Note 11. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued salaries and wages	$10,034	$8,639
Accrued paid time off	3,059	2,770
	$13,093	$11,409

Note 12. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	186,185	371,185
Less: unamortized debt issuance costs	(2,312)	(6,976)
Total carrying value of Convertible Senior Notes, net	$198,217	$378,553
Less: current portion of carrying value of Convertible Senior Notes, net	(14,298)	—
Total carrying value of Convertible Senior Notes, net - long-term	$183,919	$378,553

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Coupon interest	$2,644	$3,380	$3,496
Amortization of debt issuance costs	1,940	2,526	2,537
Total interest expense on Convertible Senior Notes	$4,584	$5,906	$6,033

The Company’s 2025 Convertible Senior Notes and 2026 Convertible Senior Notes payable of $14.3 million and $186.2 million are due and payable in 2025 and 2026, respectively.

2026 Convertible Senior Notes

On November 12, 2021, the Company issued $402.5 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2026, which includes the initial purchasers’ exercise in full of their option to purchase an additional $52.5 million principal amount of the 2026 Convertible Senior Notes, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Convertible Senior Notes are governed by an indenture (the “2026 Indenture”) dated November 12, 2021 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $390.4 million from the offering, net of underwriting discounts and commissions of $12.1 million, and incurred approximately $0.6 million in third-party offering related costs. The 2026 Convertible Senior Notes bear cash interest at a rate of 0.75%, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 and will mature on December 1, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2026 Convertible Senior Notes. At December 31, 2024, accrued interest of $0.1 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2026 Convertible Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The 2026 Convertible Senior Notes contain customary terms and events of default. If an event of default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, the 2026 Convertible Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other event of default (as defined in the 2026 Indenture) occurs and is continuing, then, the Trustee, by notice to the Company, or holders of at least 25% of the aggregate principal amount of the 2026 Convertible Senior Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Convertible Senior Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Convertible Senior Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Convertible Senior Notes. There were no events of default at December 31, 2024.

The 2026 Convertible Senior Notes were accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the 2026 Convertible Senior Notes contained embedded features indexed to its own stock, but did not meet the requirements for bifurcation and recognition as derivatives, and therefore did not need to be separately recognized. Accordingly, the proceeds received from the issuance of the 2026 Convertible Senior Notes were recorded as a single liability measured at amortized cost on the consolidated balance sheets.

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

In September 2023, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Convertible Senior Notes to repurchase $31.3 million in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $25.0 million, plus accrued and unpaid interest. The Company recorded $5.7 million as a gain on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2023, which includes the write off of $0.6 million of unamortized debt issuance costs.

In May 2024, July 2024 and August 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Convertible Senior Notes to repurchase $10.0 million, $15.0 million and $160.0 million, respectively, in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $8.7 million, $12.9 million and $141.6 million, respectively, plus accrued and unpaid interest. The Company recorded $18.5 million as a net gain on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2024, which includes the write off of $2.7 million of unamortized debt issuance costs and $0.7 million of transaction expenses. The repurchases of the 2026 Convertible Senior Notes were made under the 2024 Repurchase Program. The repurchases were made pursuant to the Company’s authorized Repurchase Programs (as defined in Note 17). See Note 17 – Stockholders’ Equity for additional information related to the Repurchase Programs.

Following these repurchases, approximately $186.2 million principal amount of the 2026 Convertible Senior Notes remain outstanding as of December 31, 2024.

2025 Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% Convertible Senior Notes due in 2025, which includes the initial purchasers’ exercise in full of their option to purchase an additional $15.0 million principal amount of the 2025 Convertible Senior Notes, in a private placement exempt from registration under the Securities Act. The 2025 Convertible Senior Notes are governed by an indenture (the “2025 Indenture”) dated May 26, 2020 between the Company, as issuer, and U.S. Bank National Association, as trustee. The Company received $111.3 million from the offering, net of underwriting discounts and commissions of $3.7 million, and incurred approximately $0.3 million in third-party offering related costs. The 2025 Convertible Senior Notes bear cash interest at a rate of 3.00%, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020 and will mature on June 1, 2025, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2025 Convertible Senior Notes. At December 31, 2024, accrued interest of $0.04 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2025 Convertible Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The 2025 Convertible Senior Notes contain customary terms and events of default. If an event of default arising out of certain events of bankruptcy, insolvency, or reorganization involving the Company or a significant subsidiary (as set forth in the 2025 Indenture) occurs with respect to the Company, the principal amount of the 2025 Convertible Senior Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable. If any other event of default (as defined in the 2025 Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2025 Convertible Senior Notes may declare the principal amount of the 2025 Convertible Senior Notes to be due and payable immediately by notice to the Company. There were no events of default at December 31, 2024.

The 2025 Convertible Senior Notes were accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the 2025 Convertible Senior Notes contained embedded features indexed to its own stock, but did not meet the requirements for bifurcation and recognition as derivatives, and therefore did not need to be separately recognized. Accordingly, the proceeds received from the issuance of the 2025 Convertible Senior Notes were recorded as a single liability measured at amortized cost on the consolidated balance sheets.

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

On November 9, 2021, the Company entered into separate, privately negotiated note purchase agreements with a limited number of holders of its 2025 Convertible Senior Notes pursuant to which the Company repurchased approximately $100.7 million principal amount of 2025 Convertible Senior Notes for an aggregate cash repurchase price of approximately $351.1 million, which includes accrued and unpaid interest on the repurchased 2025 Convertible Senior Notes. The Company used net proceeds from a registered direct placement of its common stock to holders of its 2025 Convertible Senior Notes, together with a portion of the net proceeds from the issuance of the 2026 Convertible Senior Notes, to repurchase the $100.7 million principal amount of 2025 Convertible Senior Notes. This transaction involved contemporaneous exchanges of cash between the Company and the same limited number of holders of the 2025 Convertible Senior Notes participating in the issuance of the 2026 Convertible Senior Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting depending on whether the exchange is determined to have substantially different terms. The repurchase of the 2025 Convertible Senior Notes and issuance of the 2026 Convertible Senior Notes were deemed to have substantially different terms based on the present value of the cash flows. Therefore, the repurchase of the 2025 Convertible Senior Notes was accounted for as a debt extinguishment. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Convertible Senior Notes as of December 31, 2024 was $14.3 million.

In connection with the issuance of the 2025 Convertible Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) to use its best efforts to file a registration statement for the resale of the 2025 Convertible Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Convertible Senior Notes, to cause the registration statement to become effective by January 31, 2021, and to keep the registration statement continuously effective for a specified period of time. In December 2020, the Company filed an automatic shelf registration statement to register the resale of the 2025 Convertible Senior Notes and the shares of the Company’s common stock issuable upon conversion of the 2025 Convertible Senior Notes, which was amended in December 2023. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement (a “Registration Default”), it will be required to pay additional interest on the 2025 Convertible Senior Notes. Such additional interest will accrue at a rate per annum equal to 0.25% of the principal amount thereof for the first 90 days beginning on, and including the date on which such Registration Default occurs and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof. However, in no event will such additional interest, together with any special interest that accrues pursuant to the 2025 Indenture accrue on any day on a note at a combined rate per annum that exceeds 0.50%. Additionally, if a Registration Default exists on the maturity date for the 2025 Convertible Senior Notes, then, in addition to any additional interest otherwise payable, the Company will be required to make a cash payment to each noteholder in an amount equal to 3% of the principal amount of 2025 Convertible Senior Notes outstanding and held by such holder as of the close of business on the business day immediately before the maturity date. As of

December 31, 2024, the Company has not accrued any fees or expenses associated with the Registration Rights Agreement as no Registration Default exists and, therefore, it is not probable that a payment would be required.

Note 13. Notes Payable

Notes payable, bearing interest rates of 0.6% and 1.06% and maturing September 2030, consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Principal amount of notes payable	1,257	1,484
Less: current portion of notes payable	(143)	(149)
Notes payable – long-term	$1,114	$1,335

Interest expense incurred in connection with the notes payable consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Interest expense	$20	$12	$14
Amortization of debt discount	—	—	44
Total interest expense on notes payable	$20	$12	$58

Cell&Co Notes

In connection with the acquisition of Cell&Co, the Company assumed two notes payable totaling €0.4 million ($0.4 million) bearing interest rates of 0.6% and 1.06%, respectively, payable quarterly, maturing in July 2027 and September 2030, respectively.

SCI JA8 Notes

In connection with the asset acquisition of SCI JA8 in October 2023, the Company assumed three notes payable totaling €1.0 million ($1.1 million) bearing interest rates of 0.85%, 1.60% and 1.63%, respectively, payable monthly, maturing in September 2031, September 2038 and July 2035, respectively.

Future note payments as of December 31, 2024 were as follows (in thousands):

Years Ending December 31,	Amount
2025	$143
2026	144
2027	141
2028	130
2029	131
Thereafter	568
Total note maturities	$1,257

Note 14. Leases

The Company has operating leases for corporate offices and certain equipment. These leases have remaining lease terms of less than one year to approximately twelve years, some of which include options to extend the leases for multiple renewal periods of one to fifteen years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$8,319	$7,294	$5,505
Finance lease cost:
Amortization of right-of-use assets	436	219	79
Interest on finance lease liabilities	135	61	12
	571	280	91
Total lease cost	$8,890	$7,574	$5,596

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,860	$6,720	$4,733
Operating cash flows from finance leases	$505	$263	$82
Financing cash flows from finance leases	$407	$202	$70

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$20,990	$11,109	$12,384
Finance leases	$936	$1,090	$259

	December 31,
	2024	2023
Weighted-Average Remaining Lease Term
Operating leases	8.8 years	10.8 years
Finance leases	3.4 years	4.2 years

Weighted-Average Discount Rate
Operating leases	7.2%	8.7%
Finance leases	8.3%	8.4%

Future minimum lease payments under non-cancellable leases that have commenced as of December 31, 2024 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2025	$8,766	$609
2026	8,135	581
2027	7,444	456
2028	6,272	314
2029	5,260	29
Thereafter	32,947	—
Total future minimum lease payments	68,824	1,989
Less: imputed interest	(19,328)	(256)
Total	$49,496	$1,733

	Operating	Finance
Reported as of December 31, 2024	Leases	Leases
Current lease liabilities	$5,419	$488
Noncurrent lease liabilities	44,077	1,245
Total	$49,496	$1,733

Note 15. Employee Benefit Plans

401(k) Plan

The Company provides a 401(k) Plan to provide retirement and incidental benefits for our eligible U.S. based employees. Employees may contribute up to 100% of their eligible compensation, limited to a maximum annual dollar amount set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 4% per year per person. All matching contributions vest immediately. During the years ended December 31, 2024, 2023 and 2022, we recognized expense of $1.7 million, $1.3 million and $1.2 million, respectively, related to matching contributions.

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

Employees of the Company who are in India participate in an employee benefit plan (the “Gratuity Plan”), which is required by local law and provides a lump sum payment to vested employees upon retirement, death, incapacitation, or termination of employment based on the respective employee’s salary and the tenure of employment. The benefit costs and liabilities regarding the Gratuity Plan are determined by actuarial valuations. The Company makes annual contributions to the employees’ gratuity fund established with Life Insurance Corporation of India, which calculates the annual contribution required to be made by the Company and manages the Gratuity Plan, including any required payouts. The Gratuity Plan is partially funded. The obligation under the Gratuity Plan is not significant at December 31, 2024.

Benefit costs associated with the non-U.S. employee benefit plans totaled $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total benefit obligation associated with the non-U.S. employee benefit plans totaled $0.3 million, $0.3 million and $0.2 million at December 31, 2024, 2023 and 2022, respectively.

Note 16. Commitments and Contingencies

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

For the years ended December 31, 2023 and 2022, the Company recognized gains of $2.6 million and $4.2 million, respectively, related to business interruption insurance proceeds. For the year ended December 31, 2022, the Company recognized a gain of $0.6 million related to the reimbursement of property and equipment. Proceeds from insurance settlements, except for those directly related to investing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

Facility and Equipment Leases

We lease various principal facilities which include corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities under operating leases in the United States, including in Tennessee, California, New Jersey, Texas, and Georgia, and internationally in the Netherlands, Portugal, and France. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis. In addition, we lease certain equipment which expires through July 2028 (See Note 14).

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

Note 17. Stockholders’ Equity

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

In July 2024, May 2024 and September 2023, the Company repurchased $15.0 million, $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $12.9 million, $8.7 million and $25.0 million, respectively, plus accrued and unpaid interest. The repurchases were made pursuant to the 2022 Repurchase Plan.

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

Additionally, in August 2024, the Company repurchased approximately $160.0 million aggregate principal amount of the 2026 Convertible Senior Notes for a cash repurchase price of $141.6 million, plus accrued and unpaid interest. The repurchase was made pursuant to the 2024 Repurchase Program.

There were no shares of common stock repurchased during the years ended December 31, 2024 and 2023.

As of December 31, 2024, the Company has approximately $186.2 million in principal amount of the 2026 Senior Notes outstanding and has approximately $73.9 million of repurchase authorization available under the Repurchase Programs.

Series C Preferred Stock

The Series C Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). The Series C Preferred Stock has the following rights, preferences and privileges:

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for the years ended December 31, 2024, 2023 and 2022 were $8.0 million, $8.0 million and $8.2 million, respectively.

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

Common Stock Reserved for Future Issuance

As of December 31, 2024, approximately 16.2 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	6,802,474
Vesting of restricted stock units	1,039,091
Conversion of Series C Preferred Stock	6,133,876
Conversion of convertible 2026 Senior Notes	1,583,280
Conversion of convertible 2025 Senior Notes	599,953
Total shares of common stock reserved for future issuances	16,158,674

Note 18. Stock-Based Compensation

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the Company’s stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan. In April 2021 and May 2024, the stockholders approved additional increases of 2,850,000 and 2,500,000 shares, respectively, authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of December 31, 2024, the Company had 2,896,124 shares available for future awards under the 2018 Plan.

During the years ended December 31, 2024, 2023 and 2022, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	December 31,
	2024	2023	2022
Expected life (years)	3.8 – 4.9	3.8 - 5.2	3.8 - 5.2
Risk-free interest rate	3.5% - 4.5%	3.5% - 4.4%	2.1% - 3.7%
Volatility	68.9% – 74.9%	69.9% - 80.0%	67.5% - 78.6%
Dividend yield	0%	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$2,639	$2,216	$1,459
Selling, general and administrative	15,765	18,805	16,808
Engineering and development	1,300	1,787	1,815
	$19,704	$22,808	$20,082

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2021	7,027,941	$13.97
Granted (weighted-average fair value of $17.17 per share)	589,287	30.12
Exercised	(206,898)	9.90
Forfeited	(69,809)	43.42
Outstanding — December 31, 2022	7,340,521	15.10
Granted (weighted-average fair value of $11.86 per share)	432,990	20.63
Exercised	(407,814)	3.63
Forfeited	(140,877)	24.82
Outstanding — December 31, 2023	7,224,820	$15.88	—	—
Granted (weighted-average fair value of $7.52 per share)	342,531	13.63	—	—
Exercised	(582,170)	4.79	—	—
Forfeited	(182,707)	28.47	—	—
Outstanding — December 31, 2024	6,802,474	$16.38	3.6	$6,864
Vested (exercisable) — December 31, 2024	6,229,380	$15.85	3.5	$6,863
Expected to vest after December 31, 2024 (unexercisable)	573,094	$22.14	5.4	$1
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on December 31, 2024, (the last trading day of the year) which was $7.78 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2024:

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life -Years	Price	Exercisable	Price
$1.87 – 3.44	942,957	1.6	$2.77	942,957	$2.77
$4.80 – 6.65	761,939	0.9	$4.97	761,939	$4.97
$7.76 – 10.77	921,906	2.8	$8.58	871,496	$8.57
$11.12– 14.96	973,982	4.5	$12.87	914,004	$12.88
$15.18 – 16.95	1,425,227	5.3	$16.68	1,268,587	$16.76
$17.72 – 36.68	1,216,219	4.9	$24.75	940,548	$24.29
$41.14 – 72.07	560,244	3.9	$54.79	529,849	$54.66
	6,802,474			6,229,380

As of December 31, 2024, there was unrecognized compensation expense of $6.7 million related to unvested stock options, which we expect to recognize over a weighted average period of 1.8 years.

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $2.4 million, $6.7 million and $5.2 million, respectively.

Restricted Stock Units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2021	373,849	$55.53
Granted	526,821	30.26
Share issuance	(101,070)	55.43
Forfeited	(71,616)	44.4
Outstanding — December 31, 2022	727,984	$38.32
Granted	667,319	19.8
Share issuance	(228,932)	37.63
Forfeited	(89,742)	29.34
Outstanding — December 31, 2023	1,076,629	$27.73
Granted	460,599	14.26
Share issuance	(355,058)	30.04
Forfeited	(143,079)	23.14
Outstanding — December 31, 2024	1,039,091	$21.75

For the years ended December 31, 2024, 2023 and 2022, we recorded stock-based compensation expense on our issued restricted stock units of $10.7 million, $10.0 million and $7.8 million, respectively. As of December 31, 2024, there was unrecognized compensation expense of $14.4 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.2 years.

Note 19. Income Taxes

Loss before provision for income taxes was attributed to the following jurisdictions for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$(66,278)	$(70,227)	$(34,854)
Foreign	(47,202)	(29,121)	(240)
	$(113,480)	$(99,348)	$(35,094)

The provision for income taxes consists of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	59	73	70
Foreign	1,663	2,263	2,634
Total current expense	1,722	2,336	2,704

Deferred:
Federal	(200)	(278)	(7,712)
State	(126)	(423)	(191)
Foreign	(120)	(1,396)	(1,545)
Change in valuation allowance	—	—	8,983
Total deferred expense	(446)	(2,097)	(465)
Total provision for income taxes	$1,276	$239	$2,239

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are shown below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$57,553	$53,804
Expenses recognized for granting of options and warrants	5,550	5,654
Interest expense	1,588	1,850
Unrealized losses	5,211	3,918
Capitalized research & experimentation	7,026	5,224
R&D tax credit	4,062	3,761
Accrued expenses and reserves	1,954	806
Goodwill	9,420	3,526
Lease liability	9,155	5,076
Total deferred tax assets	101,519	83,619
Valuation allowance	(92,890)	(77,194)
	$8,629	$6,425
Deferred tax liabilities:
Goodwill	$—	$—
Right-of-use assets	(8,698)	(4,674)
Intangibles	(229)	(2,926)
Unremitted foreign earnings	(1,365)	(985)
Total deferred tax liability	(10,292)	(8,585)
Net deferred tax liability	$(1,663)	$(2,160)

Our net deferred tax liability as presented in our consolidated balance sheet consists of the following items (in thousands):

	December 31,
	2024	2023
Deferred tax assets	$868	$656
Deferred tax liabilities	(2,531)	(2,816)
Net deferred tax liability	$(1,663)	$(2,160)

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

The provision for (benefit from) income taxes differs from that computed using the federal statutory rate applied to loss before provision for income taxes as follows (in thousands):

	December 31,
	2024	2023	2022
Computed tax benefit at federal statutory rate	$(23,831)	$(20,863)	$(7,370)
State tax, net of federal benefit	(72)	(277)	296
Non-deductible loss on debt extinguishment	—	—	—
Stock compensation	1,397	1,660	1,881
Deemed foreign dividend income	675	1,874	—
R&D tax credit	(341)	(793)	(590)
Permanent differences and other	2,517	(172)	352
Transaction cost	(366)	20	160
Executive compensation	47	40	83
Rate changes	(1,131)	(471)	(113)
Impairment of goodwill	5,179	3,614	—
Contingencies	146	(613)	(1,443)
Valuation allowance	17,056	16,220	8,983
	$1,276	$239	$2,239

At December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $188.9 million and $125.4 million, respectively. The federal net operating loss carryforwards begin to expire in 2024, unless previously utilized, and the state net operating loss carryforwards will begin to expire in 2028, unless previously utilized. Included in the federal net operating loss carryforward total is $133.0 million generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income. At December 31, 2024, the Company has foreign net operating loss carryforwards of approximately $50.2 million, which begin to expire in 2029. At December 31, 2024, the Company has federal and California research and development tax credits of approximately $4.4 million and $3.0 million, respectively. The federal research tax credit begins to expire in 2025 unless previously utilized and the California research tax credit has no expiration date.

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

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	December 31,
	2024	2023	2022
Unrecognized tax positions, beginning of period	$2,889	$3,474	$4,932
Gross increase – current period tax positions	110	133	214
Gross decrease – prior period tax positions	—	(718)	(1,672)
Gross increase – prior period tax positions	479	—	—
Expiration of statute of limitations	—	—	—
Unrecognized tax positions, end of period	$3,478	$2,889	$3,474

If recognized, none of the unrecognized tax positions would impact the Company’s income tax benefit or effective tax rate as long as the Company’s deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax positions within the next 12 months.

We recognize interest accrued related to unrecognized tax benefits (“UTBs”) and penalties as income tax expense. As of December 31, 2024, we have an immaterial accrual for interest in our consolidated balance sheet.

Due to the NOL carryforwards, the U.S. federal and state returns remain open to examination by the Internal Revenue Service and state taxing jurisdictions for all years beginning with the year ended March 31, 2005. Our foreign subsidiaries are generally subject to examination three years following the year on which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company’s subsidiary in India is currently under examination by the Office of the Commissioner of Income Tax in India for the 2012-2013, 2013-2014 and 2015-2016 tax periods. Other than India, the Company does not have any foreign subsidiaries currently under audit by their local income tax authorities.

Note 20. Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The chief operating decision maker is our Chief Executive Officer.

Effective in the fourth quarter of 2024, the Company realigned the reportable segment information that the CODM regularly reviews to evaluate the business, make key operating decisions and allocate resources which resulted in the identification of two reportable segments: Life Sciences Services and Life Sciences Products. Previously the Company had one reportable segment and the CODM utilized consolidated financial results to evaluate performance and has transitioned to utilizing disaggregated financial information between the Life Sciences Services and Life Science Products segments.

Adjusted earnings before interest, income taxes, depreciation and amortization (“adjusted EBITDA”) for each operating segment is the profit measure used by the CODM in measuring the performs of the business and in the annual budget and forecasting process.  Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain items that do not contribute directly to management’s evaluation of its operating results.  Asset information by reportable segment is not provided to the CODM.

We have three operating segments that are aggregated as Life Sciences Services which provides temperature-controlled logistics and cryogenic biostorage within the life science industry through direct sales. Revenues from this segment include an immaterial amount of product revenues. The Company’s Life Sciences Products segment manufactures and sells cryogenic freezers, cryogenic dewars and accessories within the life science industry through direct sales or a distribution network. Revenues from this reportable segment are exclusively life sciences product revenues.

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis.  Accordingly, for segment reporting purposes, the company does not allocate corporate costs, which include certain aspects of the Company’s executive management, legal, compliance, human resources, information technology and finance departments, to its reportable segments.

Information about our segments is as follows (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total
Revenue from external customers [1]	$156,951	$71,434	$228,385	$145,781	$87,474	$233,255	$135,179	$102,098	$237,277
Intersegment revenue	6,709	541	7,250	4,147	1,506	5,653	3,132	2,040	5,172
	163,660	71,975	235,635	149,928	88,980	238,908	138,311	104,138	242,449
Reconciliation of revenue
Elimination of intersegment revenue			(7,250)			(5,653)			(5,172)
Total consolidated revenue			228,385			233,255			237,277

Less:
Cost of revenue 1, [2]	65,763	30,566		63,986	38,092		60,609	44,405
Employee related expenses	75,794	20,966		65,115	22,830		52,724	21,009
Engineering and development expense [3]	4,933	2,119		5,886	2,230		5,830	1,801
Rent	8,521	772		7,773	922		4,842	636
Other segment items [4]	19,009	4,843		21,747	4,680		16,253	5,573
Adjusted EBITDA for reportable segments	$(10,360)	$12,709	$2,349	$(14,579)	$20,226	$5,647	$(1,947)	$30,714	$28,767

Corporate overhead costs			(17,467)			(13,951)			(14,860)
Depreciation and amortization expense			(30,757)			(27,487)			(22,765)
Acquisition and integration costs			(899)			(6,945)			(2,164)
Cost reduction initiatives			(1,884)			-			-
Investment income			9,895			10,577			8,474
Unrealized (gain)/loss on investments			(5,038)			1,242			(11,508)
Gain on insurance claim			-			2,642			4,815
Other non-recurring costs			-			(437)			-
Foreign currency (gain)/loss			(2,410)			964			584
Interest expense, net			(4,108)			(5,503)			(6,142)
Gain on extinguishment of debt, net			18,505			5,679			-
Impairment loss			(63,809)			(49,569)			-
Change in fair value of contingent consideration			1,847			601			(213)
Stock-based compensation expense			(19,704)			(22,808)			(20,082)
Income taxes			(1,276)			(239)			(2,239)
Net loss			$(114,756)			$(99,587)			$(37,333)

(1) Life Sciences Services segment includes immaterial revenue from external customers and cost of revenue associated with life sciences products revenue and cost of products revenue, respectively.

(2) Cost of revenue is exclusive of employee related expenses of $26.4 million, $24.8 million, and $23.1 million, depreciation and amortization of $7.6 million, $6.4 million, and $4.4 million, stock-based compensation of $2.6 million, $2.7 million, and $2.5 million, and rent of $2.6 million, $2.2 million, and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(3) Engineering and development expense is exclusive of employee related expenses of $9.0 million, $7.9 million, and $6.3 million, stock-based compensation of $1.4 million, $1.7 million, and $1.5 million, and depreciation and amortization of $0.2 million, $0.4 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

(4) Other segment items primarily includes professional services, facility allocations, dues and subscriptions, audit fees, insurance, legal fees, and travel expense.