Form 10-Q
period 2025-03-31
Cryoport, Inc.
filed 2025-05-08
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, there were 50,137,218 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,102	$34,137
Short-term investments	207,929	216,460
Accounts receivable, net	28,371	25,304
Inventories	23,340	21,476
Prepaid expenses and other current assets	7,444	7,944
Current assets held for sale	108,090	36,251
Total current assets	411,276	341,572
Property and equipment, net	80,481	80,013
Operating lease right-of-use assets	39,102	39,920
Intangible assets, net	145,414	147,927
Goodwill	20,960	20,569
Deposits	1,997	1,951
Deferred tax assets	614	842
Long-term assets held for sale	—	70,699
Total assets	$699,844	$703,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$13,442	$15,895
Accrued compensation and related expenses	12,681	11,209
Deferred revenue	1,774	1,061
Current portion of operating lease liabilities	3,661	3,399
Current portion of finance lease liabilities	340	315
Current portion of convertible senior notes, net of discount of $0.1 million	14,326	14,298
Current portion of notes payable	149	143
Current portion of contingent consideration	—	2,808
Current liabilities held for sale	27,657	15,435
Total current liabilities	74,030	64,563
Convertible senior notes, net of current portion and discount of $2.0 million and $2.3 million, respectively	184,211	183,919
Notes payable, net of current portion	1,122	1,114
Operating lease liabilities, net of current portion	38,101	38,551
Finance lease liabilities, net of current portion	758	800
Deferred tax liabilities	878	804
Other long-term liabilities	1,353	296
Contingent consideration, net of current portion	580	3,751
Long-term liabilities held for sale	—	7,797
Total liabilities	301,033	301,595

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	36,275	34,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,137,218 and 49,908,254 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	50	50
Additional paid-in capital	1,147,380	1,145,677
Accumulated deficit	(769,156)	(757,175)
Accumulated other comprehensive loss	(15,738)	(20,929)
Total stockholders’ equity	398,811	401,898
Total liabilities and stockholders’ equity	$699,844	$703,493

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Life sciences services revenue	$22,865	$19,485
Life sciences products revenue	18,175	17,806
Total revenue	41,040	37,291

Cost of services revenue	11,920	11,011
Cost of products revenue	10,479	11,215
Total cost of revenue	22,399	22,226
Gross margin	18,641	15,065

Operating costs and expenses:
Selling, general and administrative	24,191	27,821
Engineering and development	3,934	4,752
Total operating costs and expenses	28,125	32,573

Loss from operations	(9,484)	(17,508)
Other income (expense):
Investment income	1,573	2,600
Interest expense	(583)	(1,275)
Other income (expense), net	(300)	1,259
Total other income (expense), net	690	2,584
Loss from continuing operations before provision for income taxes	(8,794)	(14,924)
Provision for income taxes	(234)	(111)
Loss from continuing operations	(9,028)	(15,035)
Loss from discontinued operations, net	(2,953)	(3,860)
Net loss	$(11,981)	$(18,895)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)
Net loss attributable to common stockholders	$(13,981)	$(20,895)
Loss per share from continuing operations - basic and diluted	$(0.22)	$(0.35)
Loss per share from discontinued operations - basic and diluted	$(0.06)	$(0.08)
Net loss per share - basic and diluted	$(0.28)	$(0.43)
Weighted average common shares issued and outstanding - basic and diluted	49,947,012	49,019,964

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(11,981)	$(18,895)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	808	261
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	854	(2,314)
Foreign currency translation adjustments	3,529	(1,959)
Other comprehensive income (loss)	5,191	(4,012)
Total comprehensive loss	$(6,790)	$(22,907)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

											Accumulated
	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity (Deficit)

Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023
Net loss	—	—	—	—	—	—	—	—	—	(18,895)	—	(18,895)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(4,012)	(4,012)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,456	—	—	5,456
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	169,904	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	115,864	—	618	—	—	618
Balance at March 31, 2024	—	$—	—	$—	200,000	$28,275	49,256,794	$49	$1,135,257	$(661,314)	$(30,077)	$472,190

Balance at December 31, 2024	—	$—	—	$—	200,000	$34,275	49,908,254	$50	$1,145,677	$(757,175)	$(20,929)	$401,898
Net loss	—	—	—	—	—	—	—	—	—	(11,981)	—	(11,981)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	5,191	5,191
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,700	—	—	3,700
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Issuance of common stock for Cell&Co acquisition	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	228,077	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	887	—	3	—	—	3
Balance at March 31, 2025	—	$—	—	$—	200,000	$36,275	50,137,218	$50	$1,147,380	$(769,156)	$(15,738)	$398,811

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(11,981)	$(18,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,646	7,469
Amortization of debt discount	320	601
Non-cash operating lease expense	1,911	1,360
Unrealized (gain) loss on investments in equity securities	(659)	678
Realized loss on available-for-sale investments	851	(2,416)
Stock-based compensation expense	3,700	5,456
Loss on disposal of property and equipment	4	131
Change in credit losses	(31)	99
Excess and obsolete inventory	145	—
Change in contingent consideration	(5,183)	293
Changes in operating assets and liabilities:
Accounts receivable	778	437
Inventories	(2,305)	1,113
Prepaid expenses and other current assets	394	(1,174)
Deposits	(167)	(9)
Operating lease liabilities	(1,288)	(1,302)
Accounts payable and other accrued expenses	(783)	264
Accrued compensation and related expenses	1,633	2,719
Deferred revenue	699	462
Net deferred tax liability	(26)	(551)
Net cash used in operating activities	(4,342)	(3,265)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,168)	(4,006)
Software development costs	(555)	(443)
Purchases of short-term investments	—	(14,038)
Sales/maturities of short-term investments	10,000	25,250
Patent and trademark costs	(355)	(318)
Net cash provided by investing activities	5,922	6,445

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	3	618
Repayment of notes payable	(37)	(36)
Repayment of finance lease liabilities	(155)	(70)
Net cash provided by (used in) financing activities	(189)	512
Effect of exchange rates on cash and cash equivalents	681	(375)
Net change in cash and cash equivalents	2,072	3,317
Cash and cash equivalents — beginning of period	45,289	46,346
Cash and cash equivalents — end of period	$47,361	$49,663

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents from continuing operations	$34,137	$35,192
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	11,152	11,154
Total cash and cash equivalents — beginning of period	$45,289	$46,346

Cash and cash equivalents from continuing operations	$36,102	$39,294
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	11,259	10,369
Total cash and cash equivalents — end of period	$47,361	$49,663

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$36	$38

Cash paid for income taxes	$408	$417

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$2,286	$—

Net unrealized gain on available-for-sale debt securities	$808	$261

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$854	$(2,314)

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$2,000	$2,000

Fixed assets included in accounts payable and accrued liabilities	$189	$542

Contingent consideration reclassed to accounts payable and accrued liabilities	$833	$—

Purchase of equipment through finance lease obligation	$39	$63

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Note 2. Nature of the Business

Cryoport is a leading global provider of temperature-controlled supply chain solutions for the Life Sciences, with an emphasis on regenerative medicine. We support biopharmaceutical companies, contract manufacturers (CDMOs), contract research organizations (CROs), developers, and researchers with a comprehensive suite of services and products designed to minimize risk and maximize reliability across the temperature-controlled supply chain for the Life Sciences. Our integrated supply chain platform includes the Cryoportal® Logistics Management Platform, advanced temperature-controlled packaging, informatics, specialized biologistics, biostorage, bioservices, and cryogenic systems, which deliver end-to-end solutions that meet the rigorous demands of the life sciences. With innovation, regulatory compliance, and agility at our core, we are "Enabling the Future of Medicine™."

On March 31, 2025, we entered into a definitive agreement (the “Sale and Purchase Agreement”) with DHL Supply Chain International Holding B.V. (“DHL”), pursuant to which the Company would divest its CRYOPDP specialty courier business to DHL, an operating segment within its Life Sciences Services reportable segment. The purchase price is based on a total enterprise value of $195 million, comprised of a cash payment of approximately $138 million, subject to typical adjustments for customary items, and the repayment of outstanding intercompany loans owed by CRYOPDP to the Company, estimated to be approximately $67 million, a component of net debt of approximately $57 million. The Sale and Purchase Agreement provides that at closing, and as a condition to the closing obligations of the parties, the parties and/or their affiliates will enter into certain ancillary agreements, including a master partnership agreement, which provides a framework for the Company, DHL, and CRYOPDP to provide their respective services to each other’s customers, and a transitional services agreement, pursuant to which, among other things, certain entities of the Company will provide certain operational transition services to DHL for a period of time after the closing. The divestiture and strategic partnership with DHL are expected to enhance the Company’s ability to develop its business, particularly in the EMEA and APAC regions, and to provide differentiated and high-value services aligned with the Company’s long-term growth strategy.

The transaction is subject to customary closing conditions, including regulatory approval under relevant government antitrust and foreign direct investment laws, and is expected to close in the second or third quarter of 2025. The transaction represents a strategic shift that has a major effect on the Company’s operations and financial results, and as a result, the results of the CRYOPDP business were classified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from the CRYOPDP business. The CRYOPDP business was classified as discontinued operations in our condensed consolidated balance sheets. See Note 6 for additional information about the divestiture of the CRYOPDP operating segment.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025, except for those related to discontinued operations, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Discontinued Operations

We review the presentation of planned business dispositions in the condensed consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified as held for sale in the condensed consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income or loss from discontinued operations, net of tax, for all periods presented in the condensed consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. These reclassifications have no impact on the Company’s previously reported consolidated net loss.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $3.5 million and ($2.0) million for the three months ended March 31, 2025 and 2024, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Recently Adopted Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concept Statements,” which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We adopted ASU 2024-02 on January 1, 2025. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718, or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 adds an example with multiple fact patterns and illustrates how an entity evaluates common terms and characteristics of profits interests and similar awards to reach a conclusion about whether an award meets the conditions in Topic 718. It also amends certain language in the “Scope”

and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to all periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. We adopted ASU 2024-01 on January 1, 2025. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the ASU introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for public business entities. We adopted ASU 2022-03 on January 1, 2024 which only impacted the related disclosures.

Accounting Guidance Issued but Not Adopted at March 31, 2025

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at March 31, 2025 and December 31, 2024.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany and China. During the three months ended March 31, 2025 and 2024, the Company had revenue from foreign customers of approximately $8.8 million and $10.6 million, respectively, which constituted approximately 21.6% and 28.4%, respectively, of total revenue. No single customer generated over 10% of revenue during the three months ended March 31, 2025 and 2024.

Revenue Disaggregation

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as two reporting segments. The following table disaggregates our revenue by major markets for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
BioLogistics Solutions	$18,531	$15,957
BioStorage/BioServices	4,334	3,528
Life Sciences Services	22,865	19,485
Life Sciences Products	18,175	17,806
Total revenue from continuing operations	$41,040	$37,291

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Americas	$32,195	$26,690
Europe, the Middle East, and Africa (EMEA)	5,580	7,400
Asia Pacific (APAC)	3,265	3,201
Total revenue from continuing operations	$41,040	$37,291

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.8 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $0.7 million and $0.4 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at March 31, 2025 and December 31, 2024 are net of allowance for credit losses of $0.8 million and $0.9 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Balance of allowance for credit losses, beginning of period	$878	827
Change in expected credit losses	(45)	68
Write-offs, net of recoveries	—	(17)
Balance of allowance for credit losses, end of period	$833	878

Note 5. Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, unvested restricted stock units and shares associated with the conversion of the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”), the Company’s 3.0% Convertible Senior Notes due in 2025 (the “2025 Senior Notes”) (together with the 2026 Senior Notes, the “Convertible Senior Notes”) and the Company’s 4.0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding during the periods, using the treasury stock method or the “if converted” method as applicable.

The following shows the amounts used in computing net loss per share (in thousands except per share data):

	Three Months Ended
	March 31,
	2025	2024
Loss from continuing operations	$(9,028)	$(15,035)
Loss from discontinued operations	(2,953)	$(3,860)
Net loss	$(11,981)	$(18,895)
Paid-in-kind dividend on Series C Preferred Stock	(2,000)	(2,000)
Net loss attributable to common stockholders	$(13,981)	$(20,895)
Weighted average common shares issued and outstanding - basic and diluted	49,947,012	49,019,964
Basic and diluted loss per share from continuing operations	$(0.22)	$(0.35)
Basic and diluted loss per share from discontinued operations	$(0.06)	$(0.08)
Basic and diluted net loss per share	$(0.28)	$(0.43)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
Stock options	790,854	2,201,358
Restricted stock units	1,232,258	1,207,323
Series C preferred stock	6,195,215	5,953,481
Conversion of 2026 Senior Notes	1,583,280	3,156,483
Conversion of 2025 Senior Notes	599,954	599,954
	10,401,561	13,118,599

Note 6. Discontinued Operations

On March 31, 2025, we entered into the Sale and Purchase agreement with DHL, pursuant to which the Company would divest its CRYOPDP specialty courier business, an operating segment within its Life Sciences Services reportable segment. The purchase price is based on a total enterprise value of $195 million, comprised of a cash payment of approximately $138 million, subject to typical adjustments for customary items, and the repayment of outstanding intercompany loans owed by CRYOPDP to the Company, estimated to be approximately $67 million, less cash and other debt-like items of $10 million. The Sale and Purchase Agreement provides that at closing, and as a condition to the closing obligations of the parties, the parties and/or their affiliates will enter into certain ancillary agreements, including a master partnership agreement, which provides a framework for the Company, DHL, and CRYOPDP to provide their respective services to each other’s customers, and a transitional services agreement, pursuant to which, among other things, certain entities of the Company will provide certain operational transition services to DHL for a period of time after the closing. The divestiture, and the partnership with DHL, will enable the Company to better execute its business in EMEA and APAC with a stronger focus on its core business in these regions, creating even greater opportunities to offer highly targeted, top-tier services in answering market demand for its services and products.

The transaction is subject to customary closing conditions, including regulatory approval under relevant government antitrust and foreign direct investment laws, and is expected to close in the second or third quarter of 2025. The transaction represents a strategic shift that has a major effect on the Company’s operations and financial results, and as a result, the results of the CRYOPDP business were classified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and Life Sciences Services segment results for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from the CRYOPDP business. The CRYOPDP business was classified as discontinued operations in our condensed consolidated balance sheets.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the CRYOPDP operating segment classified as held for sale in the condensed consolidated balance sheets:

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets:
Cash and cash equivalents	$11,259	$11,152
Accounts receivable, net	17,202	20,475
Inventories	1,377	994
Prepaid expenses and other current assets	4,558	3,630
Total current assets of discontinued operations	34,396	36,251
Property and equipment, net	9,034	8,826
Operating lease right-of-use assets	8,846	7,268
Intangible assets, net	22,808	22,537
Goodwill	31,633	31,091
Other assets	1,373	977
Total long-term assets of discontinued operations	73,694	70,699
Total assets of discontinued operations	$108,090	$106,950

Liabilities:
Accounts payable and other accrued expenses	$13,999	$11,313
Accrued compensation and related expenses	2,154	1,884
Deferred revenue	47	45
Current portion of operating lease liabilities	2,261	2,020
Current portion of finance lease liabilities	166	173
Total current liabilities of discontinued operations	18,627	15,435
Operating lease liabilities, net of current portion	6,862	5,526
Finance lease liabilities, net of current portion	390	445
Deferred tax liabilities	1,679	1,727
Other long-term liabilities	99	99
Total long-term liabilities of discontinued operations	9,030	7,797
Total liabilities of discontinued operations	$27,657	$23,232

Accounts receivable at March 31, 2025 and December 31, 2024 are net of allowance for credit losses of $0.9 million and $0.9 million, respectively.

The following table presents information regarding certain components of loss from discontinued operations in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2025	2024
Life Sciences Services revenue	$17,093	$17,301
Cost of services revenue	(10,106)	(10,591)
Selling, general and administrative	(9,838)	(10,483)
Other income	9	17
Pretax loss from discontinued operations	(2,842)	(3,756)
Provision for income taxes	(111)	(104)
Loss from discontinued operations, net	$(2,953)	$(3,860)

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the three months ended March 31, 2025 and 2024 included within the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Depreciation and amortization	$1,512	$1,722
Stock-based compensation expense	636	790
Non-cash operating lease expense	554	540
Investing activities:
Purchases of property and equipment	$506	$126
Software development costs	369	355

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Cash	$32,945	$34,003
Cash equivalents:
Money market mutual fund	3,157	134
Total cash and cash equivalents	36,102	34,137
Short-term investments:
U.S. Treasury notes and bills	32,261	41,948
Mutual funds	98,333	97,675
Corporate debt securities	77,335	76,837
Total short-term investments	207,929	216,460
Cash, cash equivalents and short-term investments	$244,031	$250,597

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at March 31, 2025 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$31,951	$310	$—	$32,261
Corporate debt securities	76,837	498	—	77,335
Total available-for-sale investments	$108,788	$808	$—	$109,596

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2025:

	Amortized Cost	Fair Value
Due within one year	$72,202	$72,694
Due after one year through five years	36,586	36,902
Due after five years through ten years	—	—
Total	$108,788	$109,596

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2024 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$40,628	$1,320	$—	$41,948
Corporate debt securities	75,297	1,540	—	76,837
Total available-for-sale investments	$115,925	$2,860	$—	$118,785

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2024:

	Amortized Cost	Fair Value
Due within one year	$52,242	$53,934
Due after one year through five years	63,683	64,851
Due after five years through ten years	—	—
Total	$115,925	$118,785

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$32,261	$(1,121)	$32,261	$(1,121)
Corporate debt securities	—	—	77,335	(5,230)	77,335	(5,230)
Total	$—	$—	$109,596	$(6,351)	$109,596	$(6,351)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at March 31, 2025. For corporate debt securities, the unrealized losses were primarily caused by interest rate increases. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at March 31, 2025.

During the three months ended March 31, 2025 and 2024, we had realized gains (losses) of ($0.9) million and $2.4 million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $98.3 million at March 31, 2025. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the three months ended March 31, 2025 and 2024 related to equity securities held at March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net losses recognized during the period on equity securities	$—	$(678)
Less: net gains recognized during the period on equity securities sold during the period	659
Unrealized gains (losses) recognized during the period on equity securities still held at March 31, 2025 and 2024	$659	$(678)

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Money market mutual fund	$3,157	$—	$—	$3,157
Mutual funds	98,333	—	—	98,333
U.S. Treasury notes	32,261	—	—	32,261
Corporate debt securities	77,335	—	—	77,335
	$211,086	$—	$—	$211,086
Liabilities:
Convertible Senior Notes	$—	$198,537	$—	$198,537
Contingent consideration	—	—	580	580
	$—	$198,537	$580	$199,117

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Money market mutual fund	$134	$—	$—	$134
Mutual funds	97,675	—	—	97,675
U.S. Treasury notes	41,948	—	—	41,948
Corporate debt securities	76,837	—	—	76,837
	$216,594	$—	$—	$216,594
Liabilities:
Convertible Senior Notes	$—	$198,217	$—	$198,217
Contingent consideration	—	—	6,559	6,559
	$—	$198,217	$6,559	$204,776

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and U.S. Treasury bills, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2025.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$184,211	$166,558	$183,919	$164,525
2025 Senior Notes	$14,326	$14,367	$14,298	$14,125

Under the terms of the Critical Transport Solutions Australia (“CTSA”) acquisition, contingent consideration may be payable in cash based on the achievement of a certain EBITDA target for 2024, with no maximum limit as to the contingent consideration achievable. Under the terms of the F-airGate, Cell&Co, Polar Expres, and Bluebird Express acquisitions, contingent consideration may be payable in cash based on the achievement of certain future revenue and/or EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $26.1 million (undiscounted) in the aggregate. The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the F-airGate and Polar Expres acquisitions was determined using a probability-weighted discounted cash flow model. The contingent consideration was determined to have an aggregate fair value of $0.6 million and $6.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The gains recognized in earnings and the change in net assets related to the contingent consideration at March 31, 2025 were as follows (in thousands):

	Fair Value	Gains	Reclassification	Foreign	Fair Value
	December 31,	recognized in	to current	currency	March 31,
	2024	earnings	payables	adjustment	2025
2021 Acquisitions	$909	$(85)	$(833)	$9	$—
2022 Acquisitions	742	(190)	—	28	580
2023 Acquisitions	4,908	(4,908)	—	—	—
	$6,559	$(5,183)	$(833)	$37	$580

The gains recognized in earnings have been reported in operating costs and expenses in the condensed consolidated statement of operations for the three months ended March 31, 2025.

Note 9. Inventory

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$14,430	$14,616
Work-in-process	1,441	1,116
Finished goods	7,469	5,744
Total	$23,340	$21,476

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Balance at beginning of period
Goodwill	$124,701	$125,958
Accumulated impairment losses	(104,132)	(49,569)
Subtotal	20,569	76,389

Activity during the period
Foreign currency adjustment	391	(1,257)
Goodwill impairment charge	—	(54,563)

Balance at end of period
Goodwill	125,092	124,701
Accumulated impairment losses	(104,132)	(104,132)
Total	$20,960	$20,569

Intangible Assets

The following table presents our intangible assets as of March 31, 2025 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	43,977	14,186	—	29,791	8
Customer relationships	125,548	39,384	—	86,164	10
Trade name/trademark	791	232	(265)	294	9
Agent network	—	—	—	—	—
Order backlog	2,600	2,600	—	—	—
Land use rights	2,142	256	—	1,886	33
Patents and trademarks	36,480	221	(8,980)	27,279	—
Total	$211,928	$57,269	$(9,245)	$145,414

The following table presents our intangible assets as of December 31, 2024 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	43,796	13,248	—	30,548	8
Customer relationships	125,434	37,172	—	88,262	10
Trade name/trademark	791	224	(265)	302	9
Agent network	—	—	—	—	—
Order backlog	2,600	2,600	—	—	—
Land use rights	2,131	240	—	1,891	33
Patents and trademarks	36,125	221	(8,980)	26,924	—
Total	$211,267	$54,095	$(9,245)	$147,927

Amortization expense for intangible assets for the three months ended March 31, 2025 and 2024 was $3.1 million and $3.1 million, respectively.

Expected future amortization of intangible assets as of March 31, 2025 is as follows:

Years Ending December 31,	Amount
2025 (excluding the three months ended March 31, 2025)	$9,445
2026	12,590
2027	12,568
2028	12,498
2029	12,347
Thereafter	56,527
$115,975

Note 11. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Principal amount of 2025 Senior Notes	$14,344	$14,344
Principal amount of 2026 Senior Notes	186,185	186,185
Less: unamortized debt issuance costs	(1,992)	(2,312)
Total carrying value of Convertible Senior Notes, net	198,537	198,217
Less: current portion of carrying value of Convertible Senior Notes, net	(14,326)	(14,298)
Total carrying value of Convertible Senior Notes, net - long-term	$184,211	$183,919

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Coupon interest	$457	$804
Amortization of debt issuance costs	320	601
Total interest expense on Convertible Senior Notes	$777	$1,405

The Company’s 2025 Senior Notes and 2026 Senior Notes payable of $14.3 million and $186.2 million, respectively, are due and payable in June 2025 and December 2026, respectively.

See Note 12 – Convertible Senior Notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information related to the Company’s Convertible Senior Notes.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$2,029	$1,372
Finance lease cost:
Amortization of right-of-use assets	84	59
Interest on finance lease liabilities	22	20
	106	79
Total lease cost	2,135	1,451

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,398	$1,325
Operating cash flows from finance leases	$101	$71
Financing cash flows from finance leases	$91	$50

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$356	$—
Finance leases	$39	$35

	March 31,		December 31,
	2025		2024
Weighted-Average Remaining Lease Term
Operating leases	9.4	years	9.6	years
Finance leases	3.3	years	3.5	years

Weighted-Average Discount Rate
Operating leases	7.1%		7.1%
Finance leases	3.3%		8.3%

Future minimum lease payments under non-cancellable leases that have commenced as of March 31, 2025 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2025 (excluding the three months ended March 31, 2025)	$5,023	$306
2026	6,211	393
2027	5,752	321
2028	5,328	199
2029	4,839	25
Thereafter	31,964	—
Total future minimum lease payments	59,117	1,244
Less: imputed interest	(17,355)	(146)
Total	$41,762	$1,098

	Operating	Finance
Reported as of March 31, 2025	Leases	Leases
Current lease liabilities	$3,661	$340
Noncurrent lease liabilities	38,101	758
Total	$41,762	$1,098

Note 13. Commitments and Contingencies

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

Repurchase Programs

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “2022 Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or Convertible Senior Notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion.   In August 2024, the Company’s Board of Directors authorized a repurchase program through December 31, 2027, authorizing  the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2024 Repurchase Program” and together with the 2022 Repurchase Program, the “Repurchase Programs”). The authorized amount under the 2024 Repurchase Program was in addition to the 2022 Repurchase Program and did not modify the 2022 Repurchase Program.  The size and timing of any repurchases under the Repurchase Programs will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

In July 2024, May 2024 and September 2023, the Company repurchased $15.0 million, $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Convertible Senior Notes for a cash repurchase price of $12.9 million, $8.7 million and $25.0 million, respectively, plus accrued and unpaid interest. The repurchases were made pursuant to the 2022 Repurchase Program.

In August 2024, the Company repurchased approximately $160.0 million aggregate principal amount of the 2026 Convertible Senior Notes for a cash repurchase price of $141.6 million, plus accrued and unpaid interest. The repurchase was made pursuant to the 2024 Repurchase Program.

No shares of common stock or Convertible Senior Notes were purchased during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the Company has approximately $73.9 million of repurchase authorization available under the Repurchase Programs.

Common Stock Reserved for Future Issuance

As of March 31, 2025, approximately 16.6 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	6,971,532
Vesting of restricted stock units	1,232,258
Conversion of Series C Preferred Stock	6,195,215
Conversion of convertible 2026 Senior Notes	1,583,280
Conversion of convertible 2025 Senior Notes	599,954
Total shares of common stock reserved for future issuances	16,582,239

Note 15. Stock-Based Compensation

Stock Options

During the three months ended March 31, 2025 and 2024, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	March 31,
	2025	2024
Expected life (years)	3.7 - 4.8	3.8 - 4.9
Risk-free interest rate	4.0% - 4.0%	4.3% - 4.4%
Volatility	82.9% - 82.9%	69.5% - 69.5%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$541	$608
Selling, general and administrative	2,330	3,649
Engineering and development	193	409
	$3,064	$4,666

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2024	6,802,474	$16.38	—	—
Granted (weighted-average fair value of $4.15 per share)	304,775	6.71	—	—
Exercised	(887)	3.15	—	—
Forfeited	(134,830)	22.14	—	—
Outstanding — March 31, 2025	6,971,532	$15.85	3.5	$3,962
Vested (exercisable) — March 31, 2025	6,223,071	$15.95	3.2	$3,962
Expected to vest after March 31, 2025 (unexercisable)	748,461	$14.95	6.0	$—
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on March 31, 2025 (the last trading day of the quarter), which was $6.08 per share.

Total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $0.0 million and $1.1 million, respectively.

As of March 31, 2025, there was unrecognized compensation expense of $6.2 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.2 years.

As of March 31, 2025, the Company had 2,308,746 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted Stock Units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2024	1,039,091	$21.75
Granted	462,110	6.41
Share issuance	(228,077)	31.08
Forfeited	(40,866)	17.26
Outstanding — March 31, 2025	1,232,258	$14.21

For the three months ended March 31, 2025 and 2024, we recorded stock-based compensation expense on our issued restricted stock units of $2.2 million and $2.6 million, respectively. As of March 31, 2025, there was unrecognized compensation expense of $14.6 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.5 years.

Note 16. Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer.

“Adjusted EBITDA,” which is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain items that do not contribute directly to management’s evaluation of its operating results, is the profit measure used by the CODM for each operating segment in measuring the performance of the business and in the annual budget and forecasting process. Asset information by reportable segment is not provided to the CODM.

We have two operating segments that are aggregated under our Life Sciences Services segment, which provides temperature-controlled logistics and cryogenic biostorage within the life science industry through direct sales. Revenues from this segment include an immaterial amount of product revenues. The Company’s Life Sciences Products segment manufactures and sells cryogenic freezers, cryogenic dewars and accessories within the life science industry through direct sales or a distribution network. Revenues from this reportable segment are exclusively life sciences product revenues.

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a precorporate cost allocation basis.  Accordingly, for segment reporting purposes, the Company does not allocate corporate costs, which include certain aspects of the Company’s executive management, legal, compliance, human resources, information technology and finance departments, to its reportable segments.

Information about our segments is as follows (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total
Revenue from external customers [1]	$23,213	$17,827	$41,040	$19,874	$17,417	$37,291
Intersegment revenue	245	150	395	83	174	257
	23,458	17,977	41,435	19,957	17,591	37,548
Reconciliation of revenue
Elimination of intersegment revenue			(395)			(257)
Total consolidated revenue			41,040			37,291

Less:
Cost of revenue 1, [2]	6,660	7,333		5,851	7,971
Employee related expenses	13,051	5,435		12,558	5,488
Engineering and development expense [3]	983	412		1,468	434
Rent	1,803	187		1,337	190
Other segment items [4]	3,445	1,100		3,683	1,385
Adjusted EBITDA for reportable segments	$(2,484)	$3,510	$1,026	$(4,940)	$2,123	$(2,817)

Corporate overhead costs			(3,845)			(3,840)
Depreciation and amortization expense			(6,134)			(5,747)
Acquisition and integration costs			(1)			(60)
Divestiture costs			(2,290)			-
Cost reduction initiatives			(216)			-
Investment income			1,573			2,600
Unrealized (gain)/loss on investments			(193)			1,737
Foreign currency (gain)/loss			(245)			(563)
Interest expense, net			(583)			(1,275)
Change in fair value of contingent consideration			5,178			(293)
Stock-based compensation expense			(3,064)			(4,666)
Income taxes			(234)			(111)
Loss from continuing operations			$(9,028)			$(15,035)

(1) Life Sciences Services segment includes immaterial revenue from external customers and cost of revenue associated with life sciences products revenue and cost of products revenue, respectively.

(2) Cost of revenue is exclusive of employee related expenses of $6.9 million and $6.7 million, depreciation and amortization of $2.0 million and $1.9 million, stock-based compensation of $0.6 million and $0.7 million, and rent of $0.8 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

(3) Engineering and development expense is exclusive of employee related expenses of $2.3 million and $2.3 million, stock-based compensation of $0.2 million and $0.4 million, and depreciation and amortization of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity”, or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; liquidity and capital resources; plans relating to our cost reduction and capital realignment measures and expectations about resulting annual cost savings and financial impact; assumptions relating to the impairment of assets; plans relating to any repurchase of our common stock and/or convertible notes; projected trends in the market in which we operate; our expectations relating to current supply chain impacts; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications. Forward-looking statements also include, but are not limited to, those related to the anticipated disposition of CRYOPDP (the “CRYOPDP Transaction”), such as the expected timetable for closing the CRYOPDP Transaction, including the satisfaction or waiver of closing conditions, and the expected benefits relating to the CRYOPDP Transaction.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements, including, but not limited to, risks and uncertainties associated with the effects of changing economic and geopolitical conditions, the impact of tariffs and trade policies, supply chain constraints, inflationary pressures, the effects of foreign currency fluctuations, trends in the products markets, variations in the Company’s cash flow, market acceptance risks, the effects of tariffs and other trade restrictions, and technical development risks. Additional risks and uncertainties relating to the CRYOPDP Transaction include, but are not limited to, whether all conditions precedent to the closing of the CRYOPDP Transaction will be satisfied in a timely manner or at all, including regulatory approval under relevant government antitrust and foreign direct investment laws, our ability to retain and hire key personnel, the risk that disruption resulting from the CRYOPDP Transaction may adversely affect our businesses and business relationships, including with employees and suppliers, or delays in satisfying other closing conditions and disruptions in the global credit and financial markets that could have a negative impact on the completion of the CRYOPDP Transaction. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 7, 2025 (the “2024 Annual Report”), and those reports filed after the date of this Quarterly Report.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2025 (unaudited) and the consolidated balance sheet as of December 31, 2024 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the years ended December 31, 2024, 2023 and 2022, included in the Company’s 2024 Annual Report.

Overview

Cryoport is a global leader in temperature-controlled supply chain solutions for the Life Sciences, with an emphasis on regenerative medicine. We support biopharmaceutical companies, contract manufacturers (CDMOs), contract research organizations (CROs), developers, and researchers with a comprehensive suite of services and products designed to minimize risk and maximize reliability across the temperature-controlled supply chain for the Life Sciences. Our integrated supply chain platform includes the Cryoportal® Logistics Management Platform, advanced temperature-controlled packaging, informatics, specialized biologistics, biostorage, bioservices, and cryogenic systems, which deliver end-to-end solutions that meet the rigorous demands of the life sciences. With innovation, regulatory compliance, and agility at our core, we are "Enabling the Future of Medicine™."

Our corporate headquarters, located in Nashville, Tennessee, is complemented by global sites in the Americas, EMEA (Europe, the Middle East, and Africa), and APAC (Asia Pacific), including locations in the United States, United Kingdom, France, the Netherlands, Belgium, Germany, Japan, and China.

Our advanced temperature-controlled supply chain platform is designed to support the global distribution of high-value commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA), the European Medicines Association (EMA) and other international regulatory bodies. Our solutions are also relied upon for the support of pre-clinical, clinical trials, Investigational New Drug Applications (IND), Biologics License Applications (BLA), and New Drug Applications (NDA) with the FDA, as well as global clinical trials initiated in other geographies, where strict regulatory compliance and quality assurance is mandated.

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of March 31, 2025, we supported 711 clinical trials, of which 79 were in Phase 3, and 19 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and receive commercial approval from the respective regulatory agencies will represent opportunities to become significant revenue drivers for us as the majority of them will require comprehensive temperature-controlled supply chain support and other services at commercial scale. Additionally, we expect that most will select us as their critical supply chain solution partner as a result of our work in connection with their respective clinical trials and our long track record of innovation and market responsiveness.

In addition, we also support the animal health market and the human reproductive market on a global basis with an advanced temperature-controlled supply chain platform. The animal health market is primarily composed of supporting animal husbandry, and companion and recreation animal health. The human reproductive market is primarily composed of In-Vitro Fertilization (IVF) support for patients and fertility clinics.

On March 31, 2025, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with DHL Supply Chain International Holding B.V. (the “Purchaser”, “DHL”), pursuant to which the Company would divest its CRYOPDP specialty courier business, an operating segment within its Life Sciences Services reportable segment and enter into certain ancillary agreements, including a master partnership agreement, which provides a framework for the Company, Purchaser, and CRYOPDP to provide their respective services to each other’s customers, and a transitional services agreement, pursuant to which, among other things, certain entities of the Company will provide certain operational transition services to Purchaser for a period of time after the closing. The divestiture and strategic partnership with DHL are expected to enhance the Company’s ability to develop its business, particularly in the EMEA and APAC regions, and to provide differentiated and high-value services aligned with the Company’s long-term growth strategy.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	($ in 000’s)
Life Sciences Services revenue	$22,865	$19,485	$3,380	17.3%
Life Sciences Products revenue	18,175	17,806	369	2.1%
Total revenue	41,040	37,291	3,749	10.1%

Cost of services revenue	(11,920)	(11,011)	(909)	8.3%
Cost of products revenue	(10,479)	(11,215)	736	(6.6%)
Total cost of revenue	(22,399)	(22,226)	(173)	0.8%

Gross margin	18,641	15,065	3,576	23.7%
			—
Selling, general and administrative	(24,191)	(27,821)	3,630	(13.0%)
Engineering and development	(3,934)	(4,752)	818	(17.2%)
Investment income	1,573	2,600	(1,027)	(39.5%)
Interest expense	(583)	(1,275)	692	(54.3%)
Other income (expense), net	(300)	1,259	(1,559)	(123.8%)
Provision for income taxes	(234)	(111)	(123)	110.3%

Loss from continuing operations	(9,028)	(15,035)	6,007	(39.8%)
Loss from discontinued operations, net	(2,953)	(3,860)	907	(23.5%)
Net loss	$(11,981)	$(18,895)	$6,914	(36.6%)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net loss attributable to common stockholders	$(13,981)	$(20,895)	$6,914	(33.1%)

Total revenue by category (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
BioLogistics Solutions	$18,531	$15,957	$2,574	16.1%
BioStorage/BioServices	4,334	3,528	806	22.8%
Life Sciences Services	22,865	19,485	3,380	17.3%
Life Sciences Products	18,175	17,806	369	2.1%
Total revenue from continuing operations	$41,040	$37,291	$3,749	10.1%
Revenue from discontinued operations:
BioLogistics Solutions	17,093	17,301	(208)	(1.2)%
Total revenue	$58,133	$54,592	$3,541	6.5%

Revenue. Revenue increased by $3.7 million, or 10.1%, from $37.3 million to $41.0 million for the three months ended March 31, 2025, as compared to the same period in 2024.

Revenue by type

Life Sciences Services revenue increased by $3.4 million, or 17.3%, from $19.5 million to $22.9 million for the three months ended March 31, 2025, as compared to the same period in 2024. This increase was driven by year-over-year growth in BioStorage/BioServices and Commercial Cell & Gene therapy revenue of 22.8% and 32.9%, respectively, demonstrating strong demand for our services offerings. We also continued to gain clinical trial market share with Cryoport supporting a total of 711 clinical trials globally at March 31, 2025, of which 79 of these clinical trials were in phase 3, representing an overall increase of 36 clinical trials from 675 clinical trials at March 31, 2024. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Products revenue increased by $0.4 million, or 2.1%, from $17.8 million to $18.2 million for the three months ended March 31, 2025, as compared to the same period in 2024. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships.

Gross margin and cost of revenue. Gross margin for the three months ended March 31, 2025 was 45.4% of total revenue, as compared to 40.4% of total revenue for the three months ended March 31, 2024. Cost of total revenue increased $0.2 million to $22.4 million for the three months ended March 31, 2025, as compared to $22.2 million in the same period in 2024.

Gross margin for our Life Sciences Services revenue was 47.9%, as compared to 43.5% for the three months ended March 31, 2024. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 42.3%, as compared to 37.0% for the three months ended March 31, 2024. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenues.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses decreased by $3.6 million, or 13.0% as compared to the same period in 2024. This decrease was primarily driven by the decrease in contingent consideration of $5.2 million, and decrease of $1.3 million in stock compensation. These decreases were offset by divestiture costs of $2.4 million related to the purchase agreement with DHL to divest the CRYOPDP operating segment. Facility and other overhead allocations increased $0.7 million and depreciation and amortization increased $0.3 million, primarily due to additional fixed assets purchased or acquired due to the build out of facilities in Houston.

Engineering and development expenses. Engineering and development expenses decreased by $0.8 million, or 17.2%, for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease of $0.4 million in wages and associated employee costs and a decrease of $0.2 million for stock compensation expense. We continually strive to improve and expand the features of our Cryoport Express®, Cryoport ELITE™ Solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleet. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment Income. Investment income decreased by $1.0 million for the three months ended March 31, 2025, as compared to the prior year.

Interest expense. Interest expense decreased by $0.7 million for the three months ended March 31, 2025, as compared to the prior year.

Other income, net. Other income, net decreased by $1.6 million for the three months ended March 31, 2025, as compared to the prior year. This was primarily due to a decrease of $1.9 million in short-term investment net unrealized gains, which was partially offset by a decrease of $0.4 million in foreign currency loss.

Provision for income taxes. The provision for income taxes increased by $0.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, resulting in effective tax rates of negative 2.7% and negative 1.4%, respectively. The increase in tax expense and effective tax rate for the three months ended March 31, 2025, as compared to the prior year is due to higher taxable foreign earnings. The negative effective tax rate of 2.7% for the three months ended March 31, 2025, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Revenue from discontinued operations decreased by $0.2 million, or 1.2%, from $17.3 million to $17.1 million for the three months ended March 31, 2025, as compared to the same period in 2024. Loss from discontinued operations, net of income tax decreased $0.9 million, or 23.5%, from $3.9 million to $3.0 million for the three months ended March 31, 2025, as compared to the same period in 2024. This was primarily due to cost reduction initiatives implemented during 2024.

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

Adjusted EBITDA

Adjusted EBITDA is defined as loss from continuing operations adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, divestiture costs, investment income, unrealized gain or loss on investments, foreign currency gain or loss, gain on insurance claim, changes in fair value of contingent consideration and charges or gains resulting from non-recurring events, as applicable.

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

A reconciliation of adjusted EBITDA to loss from continuing operations, the most directly comparable U.S. GAAP financial measure, is presented below.

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
GAAP loss from continuing operations	$(9,028)	$(15,035)
Non-GAAP adjustments to loss:
Depreciation and amortization expense	6,134	5,747
Acquisition and integration costs	1	60
Divestiture costs	2,290	—
Cost reduction initiatives	216	—
Investment income	(1,573)	(2,600)
Unrealized (gain)/loss on investments	193	(1,737)
Foreign currency loss	245	563
Interest expense, net	583	1,275
Stock-based compensation expense	3,064	4,666
Change in fair value of contingent consideration	(5,178)	293
Income taxes	234	111
Adjusted EBITDA from continuing operations	$(2,819)	$(6,657)

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

Recent fluctuations in foreign currency exchange rates has adversely impacted our results of operations and cash flow from our operations in EMEA and APAC. For the three months ended March 31, 2025, our revenue would have been $0.3 million higher in constant currency.

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

Cryoport, Inc. and Subsidiaries

Revenue by Market at Constant Currency

(Unaudited, in thousands)

	Three Months Ended March 31, 2025
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$22,865	$18,175	$41,040
Non-GAAP Constant Currency	22,994	18,340	41,334
FX Impact [$]	$(129)	$(165)	$(294)
FX Impact [%]	(0.6)%	(0.9)%	(0.7)%

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash and cash equivalents of $36.1 million, $207.9 million in short-term investments and had working capital of $337.2 million. We expect to continue to incur significant expenses in the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth, and repay our 2025 Convertible Senior Notes. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

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

Cash flows Summary

	For the Three Months Ended March 31,
	2025	2024	$ Change
	(in thousands)
Operating activities	$(4,342)	$(3,265)	$(1,077)
Investing activities	5,922	6,445	(523)
Financing activities	(189)	512	(701)
Effect of exchange rate changes on cash and cash equivalents	681	(375)	1,056
Net increase (decrease) in cash and cash equivalents	$2,072	$3,317	$(1,245)

Operating activities

For the three months ended March 31, 2025, our cash used in operating activities of $4.3 million reflects the net loss of $12.0 million offset by non-cash expenses of $8.7 million primarily comprised of $7.6 million of depreciation and amortization, $3.7 million of stock-based compensation, $1.9 million of non-cash operating lease expense, which was partially offset by a gain recognized on the change in fair value of contingent consideration of $5.2 million, and a gain on available-for-sale investments of $0.9 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items wasan increase in inventories of $2.3 million, a decrease in accounts payable and other accrued expenses of $0.8 million, and a decrease in operating lease liabilities of $1.3 million, which were partially offset by an increase in accrued compensation and related expenses of $1.6 million, a decrease in accounts receivable of $0.8 million, and an increase in deferred revenue of $0.7 million.

Investing activities

Net cash provided by investing activities of $5.9 million during the three months ended March 31, 2025 was primarily due to the maturity of short-term investments of $10.0 million, which was partially offset by facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $3.2 million.

Financing activities

Net cash used in financing activities totaled $0.2 million during the three months ended March 31, 2025.

Repurchase Program

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “2022 Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or Convertible Senior Notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The size and timing of any repurchases under the 2022 Repurchase Program will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

In July 2024, May 2024 and September 2023, the Company repurchased $15.0 million, $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Convertible Senior Notes for a cash repurchase price of $12.9 million, $8.7 million and $25.0 million, respectively, plus accrued and unpaid interest. The repurchases were made pursuant to the 2022 Repurchase Program.

In August 2024, the Company’s Board of Directors authorized a repurchase program through December 31, 2027, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2024 Repurchase Program” and, together with the 2022 Repurchase Program, the “Repurchase Programs”). The size and timing of any repurchases under the 2024 Repurchase Program will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. The authorized amount under the 2024 Repurchase Program was in addition to the 2022 Repurchase Program and did not modify the 2022 Repurchase Program.

Additionally, in August 2024, the Company repurchased approximately $160.0 million aggregate principal amount of the 2026 Convertible Senior Notes for a cash repurchase price of $141.6 million, plus accrued and unpaid interest. The repurchase was made pursuant to the 2024 Repurchase Program.

There were no shares of common stock or Convertible Senior Notes that were purchased during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the Company has approximately $14.3 million and $186.2 million in principal amount of the 2025 Convertible Senior Notes and the 2026 Convertible Senior Notes outstanding and has approximately $73.9 million of repurchase authorization available under the Repurchase Programs. For additional information about the Convertible Senior Notes, see Note 11 in our accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our short-term and long-term debt. Our short-term and long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2025, the estimated fair value of the Convertible Senior Notes was $180.9 million. For additional information about the Convertible Senior Notes, see Note 11 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenue and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the three months ended March 31, 2025, revenue from our international business, which accounted for 16% of our consolidated revenue, decreased by $0.2 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenue.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of March 31, 2025, of $23.0 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.1 million, $2.3 million, and $4.6 million, respectively, recorded to “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the long-term intercompany loan balances as of March 31, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $1.8 million, $3.5 million, and $7.1 million, respectively, recorded to “Accumulated other comprehensive income (loss)”. Based on the short-term intercompany loan balances as of March 31, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $0.5 million, $1.1 million, and $2.1 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, Risk Factors, in the 2024 Annual Report, which could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

No directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended, during the three months ended March 31, 2025.

ITEM 6. EXHIBITS

Exhibit
Index

2.1˄

Sale and Purchase Agreement, dated as of March 31, 2025, by and among Cryoport, Inc., Cryoport Netherlands BV, Cryoport Germany GmbH, and DHL Supply Chain International Holding B.V.  Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 31, 2025.

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
˄

Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or similar attachments upon request by the SEC or its staff.

+	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: May 8, 2025

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: May 8, 2025

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer