Form 10-Q
period 2025-06-30
Cryoport, Inc.
filed 2025-08-12
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 50,066,968 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$243,416	$34,137
Short-term investments	182,559	216,460
Accounts receivable, net	33,409	25,304
Inventories	23,035	21,476
Prepaid expenses and other current assets	7,071	7,944
Current assets held for sale	—	36,251
Total current assets	489,490	341,572
Property and equipment, net	81,565	80,013
Operating lease right-of-use assets	38,206	39,920
Intangible assets, net	143,590	147,927
Goodwill	18,713	20,569
Deposits	2,096	1,951
Deferred tax assets	267	842
Long-term assets held for sale	—	70,699
Total assets	$773,927	$703,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$14,756	$15,895
Accrued compensation and related expenses	9,400	11,209
Deferred revenue	1,677	1,061
Current portion of operating lease liabilities	3,889	3,399
Current portion of finance lease liabilities	427	315
Current portion of convertible senior notes, net of discount of $0.1 million	—	14,298
Current portion of notes payable	—	143
Current portion of contingent consideration	—	2,808
Current liabilities held for sale	—	15,435
Total current liabilities	30,149	64,563
Convertible senior notes, net of current portion and discount of $1.7 million and $2.3 million, respectively	184,504	183,919
Notes payable, net of current portion	1,328	1,114
Operating lease liabilities, net of current portion	37,441	38,551
Finance lease liabilities, net of current portion	934	800
Deferred tax liabilities	985	804
Other long-term liabilities	2,567	296
Contingent consideration, net of current portion	628	3,751
Long-term liabilities held for sale	—	7,797
Total liabilities	258,536	301,595

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	38,275	34,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,278,559 and 49,908,254 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	50	50
Additional paid-in capital	1,150,700	1,145,677
Accumulated deficit	(668,235)	(757,175)
Accumulated other comprehensive loss	(5,399)	(20,929)
Total stockholders’ equity	515,391	401,898
Total liabilities and stockholders’ equity	$773,927	$703,493

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Life sciences services revenue	$24,369	$20,152	$47,234	$39,637
Life sciences products revenue	21,085	19,557	39,260	37,363
Total revenue	45,454	39,709	86,494	77,000

Cost of services revenue	12,449	10,745	24,369	21,756
Cost of products revenue	11,628	11,302	22,107	22,517
Total cost of revenue	24,077	22,047	46,476	44,273
Gross margin	21,377	17,662	40,018	32,727

Operating costs and expenses:
Selling, general and administrative	26,908	27,236	48,809	55,057
Engineering and development	4,118	4,646	8,052	9,398
Impairment loss	—	63,809	—	63,809
Total operating costs and expenses	31,026	95,691	56,861	128,264

Loss from operations	(9,649)	(78,029)	(16,843)	(95,537)
Other income (expense):
Investment income	1,466	2,809	3,039	5,409
Interest expense	(618)	(1,241)	(1,201)	(2,516)
Gain on extinguishment of debt, net	—	1,179	—	1,179
Other income (expense), net	(2,939)	(1,072)	(3,239)	187
Total other income (expense), net	(2,091)	1,675	(1,401)	4,259
Loss from continuing operations before provision for income taxes	(11,740)	(76,354)	(18,244)	(91,278)
Provision for income taxes	(274)	(66)	(508)	(177)
Loss from continuing operations	(12,014)	(76,420)	(18,752)	(91,455)
Income (loss) from discontinued operations, net	117,194	(1,569)	111,951	(5,429)
Net income (loss)	$105,180	$(77,989)	$93,199	$(96,884)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(4,000)	(4,000)
Net income (loss) attributable to common stockholders	$103,180	$(79,989)	$89,199	$(100,884)
Loss from continuing operations — basic and diluted	$(0.28)	$(1.59)	$(0.45)	$(1.94)
Net income (loss) per share from discontinued operations — basic and diluted	$2.33	$(0.03)	$2.23	$(0.11)
Net income (loss) per share — basic and diluted	$2.05	$(1.62)	$1.78	$(2.05)
Weighted average common shares issued and outstanding — basic and diluted	50,257,112	49,345,644	50,102,918	49,182,830

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$105,180	$(77,989)	$93,199	$(96,884)
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale debt securities	365	994	1,173	1,255
Reclassification of realized (gain) loss on available-for-sale debt securities to earnings	1,349	695	2,203	(1,619)
Foreign currency translation adjustments	8,625	(801)	12,154	(2,760)
Other comprehensive income (loss)	10,339	888	15,530	(3,124)
Total comprehensive income (loss)	$115,519	$(77,101)	$108,729	$(100,008)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

											Accumulated
	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity (Deficit)

Balance at March 31, 2024	—	$—	—	$—	200,000	$28,275	49,256,794	$49	$1,135,257	$(661,314)	$(30,077)	$472,190
Net loss	—	—	—	—	—	—	—	—	—	(77,989)	—	(77,989)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	888	888
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,997	—	—	4,997
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	154,850	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	650	—	9	—	—	9
Balance at June 30, 2024	—	$—	—	$—	200,000	$30,275	49,412,294	$49	$1,138,263	$(739,303)	$(29,189)	$400,095

Balance at March 31, 2025	—	$—	—	$—	200,000	$36,275	50,137,218	$50	$1,147,380	$(769,156)	$(15,738)	$398,811
Net income	—	—	—	—	—	—	—	—	—	105,180	—	105,180
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	10,339	10,339
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,374	—	—	2,374
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(628,217)	(1)	—	(4,259)	—	(4,260)
Vesting of restricted stock units	—	—	—	—	—	—	143,494	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	626,064	1	2,946	—	—	2,947
Balance at June 30, 2025	—	$—	—	$—	200,000	$38,275	50,278,559	$50	$1,150,700	$(668,235)	$(5,399)	$515,391

Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023
Net loss	—	—	—	—	—	—	—	—	—	(96,884)	—	(96,884)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(3,124)	(3,124)
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,453	—	—	10,453
Paid-in-kind preferred stock dividend	—	—	—	—	—	4,000	—	—	(4,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	324,754	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	116,514	—	627	—	—	627
Balance at June 30, 2024	—	$—	—	$—	200,000	$30,275	49,412,294	$49	$1,138,263	$(739,303)	$(29,189)	$400,095

Balance at December 31, 2024	—	$—	—	$—	200,000	$34,275	49,908,254	$50	$1,145,677	$(757,175)	$(20,929)	$401,898
Net income	—	—	—	—	—	—	—	—	—	93,199	—	93,199
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	15,530	15,530
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,075	—	—	6,075
Paid-in-kind preferred stock dividend	—	—	—	—	—	4,000	—	—	(4,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(628,217)	(1)	—	(4,259)	—	(4,260)
Vesting of restricted stock units	—	—	—	—	—	—	371,571	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	626,951	1	2,948	—	—	2,949
Balance at June 30, 2025	—	$—	—	$—	200,000	$38,275	50,278,559	$50	$1,150,700	$(668,235)	$(5,399)	$515,391

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$93,199	$(96,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss	—	63,809
Depreciation and amortization	14,942	15,027
Amortization of debt discount	631	1,198
Non-cash operating lease expense	4,037	2,826
Unrealized (gain) loss on investments in equity securities	(613)	1,026
Realized gain (loss) on available-for-sale investments	1,888	(1,968)
Gain on extinguishment of debt	—	(1,179)
Gain on divested business	(116,662)	—
Stock-based compensation expense	6,075	10,453
Loss on disposal of property and equipment	105	238
Change in credit losses	48	(18)
Excess and obsolete inventory	(36)	—
Change in contingent consideration	(5,206)	(1,741)
Changes in operating assets and liabilities:
Accounts receivable	(5,945)	1,558
Inventories	(1,667)	2,432
Prepaid expenses and other current assets	3,188	(1,381)
Deposits	(170)	(9)
Operating lease liabilities	(2,935)	(2,754)
Accounts payable and other accrued expenses	(2,594)	(2,294)
Accrued compensation and related expenses	(1,568)	(630)
Deferred revenue	519	23
Net deferred tax liability	1,077	(1,022)
Net cash used in operating activities	(11,687)	(11,290)

Cash Flows From Investing Activities:
Purchases of property and equipment	(7,519)	(7,796)
Software development costs	(2,062)	(2,074)
Purchases of short-term investments	—	(49,922)
Proceeds from divested business	210,239	—
Proceeds from related party loans	—	—
Sales/maturities of short-term investments	36,001	80,225
Patent and trademark costs	(698)	(667)
Net cash provided by investing activities	235,961	19,766

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,950	627
Repurchase of common stock	(4,259)	—
Cash paid for repurchase of 2026 Convertible Senior Notes	—	(8,663)
Repayment of 2025 Convertible Senior Notes	(14,344)	—
Repayment of notes payable	(80)	(72)
Repayment of finance lease liabilities	(320)	(144)
Net cash used in financing activities	(16,053)	(8,252)

Effect of exchange rates on cash and cash equivalents	(10,094)	(112)
Net change in cash and cash equivalents	198,127	112
Cash and cash equivalents — beginning of period	45,289	46,346
Cash and cash equivalents — end of period	$243,416	$46,458

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents from continuing operations	$34,137	$35,192
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	11,152	11,154
Total cash and cash equivalents — beginning of period	$45,289	$46,346

Cash and cash equivalents from continuing operations	$243,416	$34,184
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	12,274
Total cash and cash equivalents — end of period	$243,416	$46,458

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$921	$1,611

Cash paid for income taxes	$626	$707

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$2,491	$186

Net unrealized gain on available-for-sale debt securities	$1,173	$1,255

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$2,203	$1,619

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$4,000	$4,000

Fixed assets included in accounts payable and accrued liabilities	$269	$464

Contingent consideration reclassed to accounts payable and accrued liabilities	$869	$—

Purchase of equipment through finance lease obligation	$377	$—

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Condensed Consolidated Statement of Income for the six months ended June 30, 2025 reflects a $2.3 million correction for the reclassification of Selling, general and administrative expenses associated with the disposal of the CRYOPDP business to Income (loss) from discontinued operations, net for transaction costs which were previously recognized in the Condensed Consolidated Statement of Income for the three months ended March 31, 2025.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in Note 17.

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

On June 11, 2025, the Company completed the previously disclosed divestiture of its specialty courier CRYOPDP business to designated affiliates of DHL Supply Chain International Holding B.V. (“DHL”) for $133.0 million. Pursuant to the terms of the sale and purchase agreement (the “Agreement”), DHL acquired 100% of the capital stock and voting rights of certain entities conducting business under the trade name “CryoPDP”, including each of PDP Courier Services (USA), Inc., Courier Polar Expres S.L., Advanced Therapy Logistics and Solutions, SAS and Cryo Express GmbH (collectively, the “Transaction”). The Transaction also includes the repayment of approximately $77.2 million of outstanding intercompany loans owed by CRYOPDP to the Company. The Company and DHL also entered into certain related transaction agreements at the closing date of the Transaction, including a master partnership agreement, a transition services agreement and other customary agreements. The divestiture and strategic partnership with DHL are expected to enhance the Company’s ability to develop its business, particularly in the Europe, the Middle East, and Africa (EMEA) and Asia-Pacific (APAC) regions, and to provide differentiated and high-value services aligned with the Company’s long-term growth strategy.

The Transaction represents a strategic shift that has a major effect on the Company’s operations and financial results, and as a result, the results of the CRYOPDP business were classified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from the CRYOPDP business. The CRYOPDP business was classified as discontinued operations in our condensed consolidated balance sheet as of December 31, 2024. See Note 6 for additional information about the divestiture of the CRYOPDP business.

The Company is a Nevada corporation, and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025, except for those related to discontinued operations, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $12.2 million and ($2.8) million for the six months ended June 30, 2025 and 2024, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Accounting Guidance Issued but Not Adopted at June 30, 2025

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer,” which is intended to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. ASU 2025-04 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity ("VIE"). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider certain factors in ASC 805 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at June 30, 2025 and December 31, 2024.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, and China. During the three months ended June 30, 2025 and 2024, the Company had revenue from foreign customers of approximately $12.2 million and $10.3 million, respectively, which constituted approximately 26.9% and 25.9%, respectively, of total revenue. No single customer generated over 10% of revenue during the three months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025 and 2024, the Company had revenue from foreign customers of approximately $21.1 million and $20.9 million, respectively, which constituted approximately 24.4% and 27.1%, respectively, of total revenue. No single customer generated over 10% of revenue during the six months ended June 30, 2025 and 2024.

Revenue Disaggregation

The Company’s total revenue is comprised of Life Sciences Services revenue and Life Sciences Products revenue. The Company disaggregates Life Sciences Services revenue into BioLogistics Solutions revenue and BioStorage/BioServices revenue. BioLogistics Solutions revenue primarily includes temperature-controlled logistics services, such as transportation, logistics and related support, chain-of-custody and condition monitoring, lab move services, consulting, and cryopreservation services. BioStorage/BioServices revenue primarily includes storage, kitting, labelling, fulfillment, sample management, drug return, and qualified person (QP) drug product release services. Life Sciences Products revenue includes revenue from the sale of cryogenic systems, such as freezers and, cryogenic dewars and related ancillary accessories.

The following table presents revenue by major types of revenue for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
BioLogistics Solutions	$19,874	$16,628	$38,404	$32,585
BioStorage/BioServices	4,495	3,524	8,830	7,052
Life Sciences Services	24,369	20,152	47,234	39,637
Life Sciences Products	21,085	19,557	39,260	37,363
Total revenue	$45,454	$39,709	$86,494	$77,000

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Americas	$33,237	$29,420	$65,432	$56,110
Europe, the Middle East, and Africa (EMEA)	5,833	6,533	11,413	13,933
Asia Pacific (APAC)	6,384	3,756	9,649	6,957
Total revenue	$45,454	$39,709	$86,494	$77,000

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.7 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $0.1 million and $0.2 million, respectively, from the related contract liabilities outstanding as the services were performed. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $0.8 million and $0.6 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at June 30, 2025 and December 31, 2024 are net of allowance for credit losses of $0.9 million and $0.9 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Balance of allowance for credit losses, beginning of period	$878	$827
Change in expected credit losses	39	68
Write-offs, net of recoveries	—	(17)
Balance of allowance for credit losses, end of period	$917	$878

Note 5. Net Income (Loss) Per Share

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

The following shows the amounts used in computing net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss from continuing operations	$(12,014)	$(76,420)	$(18,752)	$(91,455)
Income (loss) from discontinued operations	117,194	(1,569)	111,951	(5,429)
Net income (loss)	$105,180	$(77,989)	$93,199	$(96,884)
Paid-in-kind dividend on Series C Preferred Stock	(2,000)	(2,000)	(4,000)	(4,000)
Net income (loss) attributable to common stockholders	$103,180	$(79,989)	$89,199	$(100,884)
Loss from continuing operations — basic and diluted	$(0.28)	$(1.59)	$(0.45)	$(1.94)
Net income (loss) per share from discontinued operations — basic and diluted	$2.33	$(0.03)	$2.23	$(0.11)
Net income (loss) per share — basic and diluted	$2.05	$(1.62)	$1.78	$(2.05)
Weighted average common shares issued and outstanding — basic and diluted	50,257,112	49,345,644	50,102,918	49,182,830

The following table sets forth the number of shares excluded from the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	521,769	1,910,321	555,018	1,575,421
Restricted stock units	1,136,619	1,108,779	1,136,619	1,108,779
Series C preferred stock	6,257,168	6,013,015	6,257,168	6,013,015
Conversion of 2026 Senior Notes	1,583,280	3,071,445	1,583,280	3,071,445
Conversion of 2025 Senior Notes	—	599,954	—	599,954
	9,498,836	12,703,514	9,532,085	12,368,614

Note 6. Discontinued Operations

On June 11, 2025, the Company completed the previously disclosed divestiture of its specialty courier CRYOPDP business to designated affiliates of DHL for $133.0 million. Pursuant to the terms of the Agreement, DHL acquired 100% of the capital stock and voting rights of certain entities conducting business under the trade name “CryoPDP”, including each of PDP Courier Services (USA), Inc., Courier Polar Expres S.L., Advanced Therapy Logistics and Solutions, SAS and Cryo Express GmbH. The Transaction also includes the repayment of approximately $77.2 million of outstanding intercompany loans owed by CRYOPDP to the Company. The Company and DHL also entered into certain related transaction agreements at the closing date of the Transaction, including a master partnership agreement, a transition services agreement and other customary agreements. The divestiture and strategic partnership with DHL are expected to enhance the Company’s ability to develop its business, particularly in the EMEA and APAC regions, and to provide differentiated and high-value services aligned with the Company’s long-term growth strategy.

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

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the CRYOPDP business classified as held for sale in the condensed consolidated balance sheet:

December 31,
2024

Assets:
Cash and cash equivalents	$11,152
Accounts receivable, net	20,475
Inventories	994
Prepaid expenses and other current assets	3,630
Total current assets of discontinued operations	36,251
Property and equipment, net	8,826
Operating lease right-of-use assets	7,268
Intangible assets, net	22,537
Goodwill	31,091
Other assets	977
Total long-term assets of discontinued operations	70,699
Total assets of discontinued operations	$106,950

Liabilities:
Accounts payable and other accrued expenses	$11,313
Accrued compensation and related expenses	1,884
Deferred revenue	45
Current portion of operating lease liabilities	2,020
Current portion of finance lease liabilities	173
Total current liabilities of discontinued operations	15,435
Operating lease liabilities, net of current portion	5,526
Finance lease liabilities, net of current portion	445
Deferred tax liabilities	1,727
Other long-term liabilities	99
Total long-term liabilities of discontinued operations	7,797
Total liabilities of discontinued operations	$23,232

Accounts receivable at December 31, 2024 are net of allowance for credit losses of $0.9 million.

The following table presents information regarding certain components of income (loss) from discontinued operations in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Life Sciences Services revenue	$15,068	$17,889	$32,161	$35,190
Cost of services revenue	(8,596)	(10,357)	(20,992)	(20,948)
Selling, general and administrative	(5,412)	(8,724)	(15,250)	(19,207)
Gain on disposal	116,662	—	116,662	—
Other income (expense)	(400)	(60)	(391)	(43)
Pretax income (loss) from discontinued operations	117,322	(1,252)	112,190	(5,008)
Provision for income taxes	(128)	(317)	(239)	(421)
Income (loss) from discontinued operations, net	$117,194	$(1,569)	$111,951	$(5,429)

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the six months ended June 30, 2025 and 2024 included within the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Depreciation and amortization	$2,559	$3,495
Stock-based compensation expense	966	1,586
Non-cash operating lease expense	1,316	1,090
Investing activities:
Purchases of property and equipment	$2,407	$819
Software development costs	1,142	895

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Cash	$38,939	$34,003
Cash equivalents:
Money market mutual fund	204,477	134
Total cash and cash equivalents	243,416	34,137
Short-term investments:
U.S. Treasury notes and bills	31,505	41,948
Mutual funds	98,288	97,675
Corporate debt securities	52,766	76,837
Total short-term investments	182,559	216,460
Cash, cash equivalents and short-term investments	$425,975	$250,597

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at June 30, 2025 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$30,961	$544	$—	$31,505
Corporate debt securities	52,137	629	—	52,766
Total available-for-sale investments	$83,098	$1,173	$—	$84,271

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2025:

	Amortized Cost	Fair Value
Due within one year	$55,291	$56,043
Due after one year through five years	27,807	28,228
Due after five years through ten years	—	—
Total	$83,098	$84,271

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$31,505	$(875)	$31,505	$(875)
Corporate debt securities	—	—	52,766	(3,763)	52,766	(3,763)
Total	$—	$—	$84,271	$(4,638)	$84,271	$(4,638)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases since the investments were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, except in the case of an economic reason, such as the need to support a debt repurchase strategy. In such circumstances, the Company may consider selling these investments to optimize its overall capital structure. Absent an economic reason to sell the investments, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at June 30, 2025. For corporate debt securities, the unrealized losses were primarily caused by interest rate increases since the investments were purchased. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity, unless an economic rationale, such as the repurchase of debt or similar capital allocation decisions arises. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, absent an economic reason to sell the investments, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at June 30, 2025.

During the three months ended June 30, 2025 and 2024, we had realized gains (losses) of ($1.0) million and ($0.5) million on available-for-sale investments, respectively.

During the six months ended June 30, 2025 and 2024, we had realized gains (losses) of ($1.9) million and $2.0 million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $98.3 million at June 30, 2025. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the six months ended June 30, 2025 and 2024 related to equity securities held at June 30, 2025 and 2024 are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net gains (losses) recognized during the period on equity securities	$613	$(1,026)
Less: net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at June 30, 2025 and 2024	$613	$(1,026)

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Money market mutual fund	$204,477	$—	$—	$204,477
Mutual funds	98,288	—	—	98,288
U.S. Treasury notes	31,505	—	—	31,505
Corporate debt securities	52,766	—	—	52,766
	$387,036	$—	$—	$387,036
Liabilities:
Convertible Senior Notes	$—	$184,504	$—	$184,504
Contingent consideration	—	—	628	628
	$—	$184,504	$628	$185,132

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Money market mutual fund	$134	$—	$—	$134
Mutual funds	97,675	—	—	97,675
U.S. Treasury notes	41,948	—	—	41,948
Corporate debt securities	76,837	—	—	76,837
	$216,594	$—	$—	$216,594
Liabilities:
Convertible Senior Notes	$—	$198,217	$—	$198,217
Contingent consideration	—	—	6,559	6,559
	$—	$198,217	$6,559	$204,776

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and Corporate debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2025.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$184,504	$170,657	$183,919	$164,525
2025 Senior Notes	$—	$—	$14,298	$14,125

Under the terms of the Polar Expres acquisition, contingent consideration may be payable in cash based on the achievement of certain future EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $2.9 million (undiscounted). The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the Polar Expres acquisition was determined using a probability-weighted discounted cash flow model. The contingent consideration was determined to have an aggregate fair value of $0.6 million and $6.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The gains recognized in earnings and the change in net assets related to the contingent consideration at June 30, 2025 were as follows (in thousands):

	Fair Value	Gains	Reclassification	Foreign	Fair Value
	December 31,	recognized in	to current	currency	June 30,
	2024	earnings	payables	adjustment	2025
2021 Acquisitions	$909	$(92)	$(869)	$52	$—
2022 Acquisitions	742	(206)	—	92	628
2023 Acquisitions	4,908	(4,908)	—	—	—
	$6,559	$(5,206)	$(869)	$144	$628

The gains recognized in earnings have been reported in operating costs and expenses in the condensed consolidated statement of operations for the six months ended June 30, 2025.

Note 9. Inventory

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$13,842	$14,616
Work-in-process	797	1,116
Finished goods	8,396	5,744
Total	$23,035	$21,476

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Balance at beginning of period
Goodwill	$124,701	$125,958
Accumulated impairment losses	(104,132)	(49,569)
Subtotal	20,569	76,389

Activity during the period
Foreign currency adjustment	(1,856)	(1,257)
Goodwill impairment charge	—	(54,563)

Balance at end of period
Goodwill	122,845	124,701
Accumulated impairment losses	(104,132)	(104,132)
Total	$18,713	$20,569

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

Intangible Assets

The following table presents our intangible assets as of June 30, 2025 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	44,763	15,157	—	29,606	7
Customer relationships	125,803	41,624	—	84,179	10
Trade name/trademark	791	240	(265)	286	9
Agent network	—	—	—	—	—
Order backlog	2,600	2,600	—	—	—
Land use rights	2,171	274	—	1,897	33
Patents and trademarks	36,823	221	(8,980)	27,622	—
Total	$213,341	$60,506	$(9,245)	$143,590

The following table presents our intangible assets as of December 31, 2024 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	43,796	13,248	—	30,548	8
Customer relationships	125,434	37,172	—	88,262	10
Trade name/trademark	791	224	(265)	302	9
Agent network	—	—	—	—	—
Order backlog	2,600	2,600	—	—	—
Land use rights	2,131	240	—	1,891	33
Patents and trademarks	36,125	221	(8,980)	26,924	—
Total	$211,267	$54,095	$(9,245)	$147,927

Amortization expense for intangible assets for the three and six months ended June 30, 2025, was $3.1 million and $6.3 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2024 was $3.1 million and $6.3 million, respectively.

Expected future amortization of intangible assets as of June 30, 2025 is as follows:

Years Ending December 31,	Amount
2025 (excluding the six months ended June 30, 2025)	$6,362
2026	12,716
2027	12,693
2028	12,612
2029	12,401
Thereafter	56,662
$113,446

Impairment of Trademarks and Trade Names

As part of our interim impairment assessment as of June 30, 2024 described further above, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative.

Note 11. Convertible Senior Notes

June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Principal amount of 2025 Senior Notes	$—	$14,344
Principal amount of 2026 Senior Notes	186,185	186,185
Less: unamortized debt issuance costs	(1,681)	(2,312)
Total carrying value of Convertible Senior Notes, net	184,504	198,217
Less: current portion of carrying value of Convertible Senior Notes, net	—	(14,298)
Total carrying value of Convertible Senior Notes, net - long-term	$184,504	$183,919

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Coupon interest	$421	$797	$878	$1,601
Amortization of debt issuance costs	312	598	631	1,198
Total interest expense on Convertible Senior Notes	$733	$1,395	$1,509	$2,799

The 2025 Senior Notes matured on June 1, 2025, and the 2025 Senior Notes payable of $14.3 million was repaid. The 2026 Senior Notes payable of $186.2 million are due and payable in December 2026.

In May 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Senior Notes to repurchase $10.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 in cash. The Company recorded $1.2 million as a gain on extinguishment of debt on its condensed consolidated statement of operations for the three and six months ended June 30, 2024, which includes the write off of $0.2 million of unamortized debt issuance costs.

See Note 12 – Convertible Senior Notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to the Convertible Senior Notes.

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

The components of lease cost were as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Operating lease cost	$4,125	$2,678
Finance lease cost:
Amortization of right-of-use assets	201	117
Interest on finance lease liabilities	52	39
	253	156
Total lease cost	4,378	2,834

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,037	$2,621
Operating cash flows from finance leases	$239	$142
Financing cash flows from finance leases	$187	$102

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$400	$76
Finance leases	$378	$35

	June 30,		December 31,
	2025		2024
Weighted-Average Remaining Lease Term
Operating leases	9.3	years	9.6	years
Finance leases	3.3	years	3.5	years

Weighted-Average Discount Rate
Operating leases	7.1%		7.1%
Finance leases	8.0%		8.3%

Future minimum lease payments under non-cancellable leases that have commenced as of June 30, 2025 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2025 (excluding the six months ended June 30, 2025)	$3,509	$256
2026	6,299	496
2027	5,831	412
2028	5,399	281
2029	4,910	79
Thereafter	32,108	13
Total future minimum lease payments	58,056	1,537
Less: imputed interest	(16,726)	(176)
Total	$41,330	$1,361

	Operating	Finance
Reported as of June 30, 2025	Leases	Leases
Current lease liabilities	$3,889	$427
Noncurrent lease liabilities	37,441	934
Total	$41,330	$1,361

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

In July 2024, May 2024 and September 2023, the Company repurchased $15.0 million, $10.0 million and $31.3 million, respectively, in aggregate principal amount of the 2026 Senior Notes for a cash repurchase price of $12.9 million, $8.7 million and $25.0 million, respectively, plus accrued and unpaid interest. The repurchases were made pursuant to the 2022 Repurchase Program.

In August 2024, the Company repurchased approximately $160.0 million aggregate principal amount of the 2026 Senior Notes for a cash repurchase price of $141.6 million, plus accrued and unpaid interest. The repurchase was made pursuant to the 2024 Repurchase Program.

There were no repurchases of the 2026 Senior Notes during the six months ended June 30, 2025.

In June 2025, the Company purchased 628,217 shares of its common stock under the Repurchase Programs at an average price of $6.76 per share, for an aggregate purchase price of $4.2 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase. There were no shares repurchased during the six months ended June 30, 2024.

As of June 30, 2025, the Company has approximately $69.7 million of repurchase authorization available under the Repurchase Programs.

Common Stock Reserved for Future Issuance

As of June 30, 2025, approximately 15.2 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	6,215,049
Vesting of restricted stock units	1,136,619
Conversion of Series C Preferred Stock	6,257,168
Conversion of convertible 2026 Senior Notes	1,583,280
Total shares of common stock reserved for future issuances	15,192,116

Note 15. Stock-Based Compensation

Stock Options

During the three and six months ended June 30, 2025 and 2024, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	June 30,
	2025	2024
Expected life (years)	3.7 - 4.8	3.8 - 4.9
Risk-free interest rate	4.0% - 4.0%	4.2% - 4.5%
Volatility	74.4% - 82.9%	68.9% - 70.5%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$446	$680	$983	$1,289
Selling, general and administrative	1,407	3,201	3,724	6,849
Engineering and development	192	320	402	729
	$2,045	$4,201	$5,109	$8,867

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2024	6,802,474	$16.38	—	—
Granted (weighted-average fair value of $4.08 per share)	492,193	6.81	—	—
Exercised	(626,951)	4.70	—	—
Forfeited	(219,166)	22.73	—	—
Expired	(233,501)	7.83
Outstanding — June 30, 2025	6,215,049	$16.89	3.7	$4,604
Vested (exercisable) — June 30, 2025	5,396,970	$17.55	3.4	$4,911
Expected to vest after June 30, 2025 (unexercisable)	818,079	$12.54	6.1	$—
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on June 30, 2025 (the last trading day of the quarter), which was $7.46 per share.

Total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $1.2 million and $1.1 million, respectively.

As of June 30, 2025, there was unrecognized compensation expense of $5.7 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.0 years.

As of June 30, 2025, the Company had 2,153,426 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted Stock Units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2024	1,039,091	$21.75
Granted	662,538	6.41
Share issuance	(371,571)	25.87
Forfeited	(189,420)	18.74
Expired	(4,019)	6.41
Outstanding — June 30, 2025	1,136,619	$11.79

For the three months ended June 30, 2025 and 2024, we recorded stock-based compensation expense on our issued restricted stock units of $1.4 million and $2.8 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded stock-based compensation expense on our issued restricted stock units of $3.6 million and $5.4 million, respectively. As of June 30, 2025, there was unrecognized compensation expense of $11.7 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.4 years.

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

We have two operating segments that are aggregated under our Life Sciences Services reportable segment, which provides temperature-controlled logistics, biostorage and bioservices within the life science industry through direct sales. Revenue from this reportable segment is primarily comprised of Life Sciences Services revenue and includes certain accessory sales that constitute Life Sciences Products revenue. The Company’s Life Sciences Products reportable segment manufactures and sells cryogenic systems, such as freezers and cryogenic dewars and related ancillary accessories used in the storage and transport of life science commodities through direct sales or a distribution network. Revenue from this reportable segment is exclusively Life Sciences Products revenue.

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

Information about our segments is as follows (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total
Revenue from external customers [1]	$25,818	$19,636	$45,454	$21,567	$18,142	$39,709	$49,031	$37,463	$86,494	$41,441	$35,559	$77,000
Intersegment revenue	204	357	561	182	191	373	449	$507	956	265	365	630
	26,022	19,993	46,015	21,749	18,333	40,082	49,480	37,970	87,450	41,706	35,924	77,630
Reconciliation of revenue
Elimination of intersegment revenue			(561)			(373)			(956)			(630)
Total consolidated revenue			45,454			39,709			86,494			77,000

Less:
Cost of revenue 1, [2]	7,180	8,134		6,772	7,955		13,840	$15,467		12,623	15,926
Employee related expenses	13,126	5,627		12,517	4,864		26,177	$11,062		25,075	10,352
Engineering and development expense [3]	930	557		1,395	598		1,913	$969		2,863	1,032
Rent	1,894	186		1,277	198		3,697	$373		2,614	388
Other segment items [4]	2,946	1,478		3,809	1,204		6,391	$2,578		7,492	2,589
Adjusted EBITDA for reportable segments	$(54)	$4,011	$3,957	$(4,021)	$3,514	$(507)	$(2,538)	$7,521	$4,983	$(8,961)	$5,637	$(3,324)

Corporate overhead costs			(4,871)			(5,053)			(8,716)			(8,893)
Depreciation and amortization expense			(6,249)			(5,785)			(12,383)			(11,532)
Acquisition and integration costs			(30)			(474)			(31)			(534)
Cost reduction initiatives			(266)			(135)			(482)			(135)
Investment income			1,466			2,809			3,039			5,409
Unrealized (gain)/loss on investments			(1,082)			(795)			(1,275)			942
Foreign currency (gain)/loss			(2,002)			(280)			(2,247)			(843)
Interest expense, net			(618)			(1,241)			(1,201)			(2,516)
Gain on extinguishment of debt, net			-			1,179			-			1,179
Impairment loss			-			(63,809)			-			(63,809)
Change in fair value of contingent consideration			-			1,938			5,178			1,645
Stock-based compensation expense			(2,045)			(4,201)			(5,109)			(8,867)
Income taxes			(274)			(66)			(508)			(177)
Loss from continuing operations			$(12,014)			$(76,420)			$(18,752)			$(91,455)

(1) Life Sciences Services reportable segment includes sales of accessories to external customers and related cost of revenue included in Life Sciences Products revenue and cost of products revenue, respectively.

(2) Cost of revenue is exclusive of employee related expenses of $6.9 million and $6.3 million, depreciation and amortization of $2.1 million and $1.8 million, stock-based compensation of $0.5 million and $0.7 million, and rent of $0.7 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively.

(3) Engineering and development expense is exclusive of employee related expenses of $2.4 million and $2.2 million, stock-based compensation of $0.2 million and $0.4 million, and depreciation and amortization of $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.

(4) Other segment items primarily includes professional services, facility allocations, dues and subscriptions, audit fees, insurance, legal fees, and travel expense.

Note 17. Subsequent Events

Repurchase Programs

The Company purchased 371,783 shares of its common stock under the Repurchase Program during July 2025, at an average price of $7.36 per share, for an aggregate purchase price of $2.7 million. Year-to-date purchases through July 31, 2025 were 1,000,000 shares of common stock at an average price of $6.98 per share, for an aggregate purchase price of $7.0 million. Shares purchased under the Repurchase Program were returned to the status of authorized but unissued shares of common stock, were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggest otherwise.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity”, or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; expectations about future benefits relating to the CRYOPDP divestiture and strategic partnership with DHL; liquidity and capital resources; plans relating to our cost reduction and capital realignment measures and expectations about resulting annual cost savings and financial impact; assumptions relating to the impairment of assets; plans relating to any repurchase of our common stock and/or convertible notes; projected trends in the markets in which we operate; our expectations relating to current supply chain impacts; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements, including, but not limited to, risks and uncertainties associated with the effects of changing economic and geopolitical conditions, supply chain constraints, inflationary pressures, the effects of foreign currency fluctuations, trends in the products markets, variations in the Company’s cash flow, market acceptance risks, the effects of tariffs and other trade restrictions, and technical development risks. Additional risks and uncertainties relating to the CRYOPDP Transaction (as defined in this Quarterly Report) include, but are not limited to, our ability to retain and hire key personnel, and the risk that any disruption resulting from the CRYOPDP Transaction may adversely affect our businesses and business relationships, including with employees and suppliers. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 7, 2025 (the “2024 Annual Report”), and those reports filed after the date of this Quarterly Report.

Forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2025 (unaudited) and the consolidated balance sheet as of December 31, 2024 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the years ended December 31, 2024, 2023 and 2022, included in the Company’s 2024 Annual Report.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of June 30, 2025, we supported 728 clinical trials, of which 82 were in Phase 3, and 18 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and receive commercial approval from the respective regulatory agencies will represent opportunities to become significant revenue drivers for us as the majority of them will require comprehensive temperature-controlled supply chain support and other services at commercial scale. Additionally, we expect that most will select us as their critical supply chain solution partner as a result of our work in connection with their respective clinical trials and our long track record of innovation and market responsiveness. The revenue from our support of commercial therapies (Commercial Cell & Gene Therapy revenue) is currently comprised of BioLogistics Solutions revenue and Life Sciences Products revenue.

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

On June 11, 2025, the Company completed the previously disclosed divestiture of its specialty courier CRYOPDP business to designated affiliates of DHL Supply Chain International Holding B.V. (“DHL”) for $133.0 million. Pursuant to the terms of the sale and purchase agreement (the “Agreement”), DHL acquired 100% of the capital stock and voting rights of certain entities conducting business under the trade name “CryoPDP”, including each of PDP Courier Services (USA), Inc., Courier Polar Expres S.L., Advanced Therapy Logistics and Solutions, SAS and Cryo Express GmbH (collectively, the “Transaction”). The Transaction also includes the repayment of approximately $77.2 million of outstanding intercompany loans owed by CRYOPDP to the Company. The Company and DHL also entered into certain related transaction agreements at the closing date of the Transaction, including a master partnership agreement, a transition services agreement and other customary agreements. The divestiture and strategic partnership with DHL are expected to enhance the Company’s ability to develop its business, particularly in the EMEA and APAC regions, and to provide differentiated and high-value services aligned with the Company’s long-term growth strategy.

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

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in 000’s)
Life Sciences Services revenue	$24,369	$20,152	$4,217	20.9%
Life Sciences Products revenue	21,085	19,557	1,528	7.8%
Total revenue	45,454	39,709	5,745	14.5%

Cost of services revenue	(12,449)	(10,745)	(1,704)	15.9%
Cost of products revenue	(11,628)	(11,302)	(326)	2.9%
Total cost of revenue	(24,077)	(22,047)	(2,030)	9.2%

Gross margin	21,377	17,662	3,715	21.0%

Selling, general and administrative	(26,908)	(27,236)	328	(1.2%)
Engineering and development	(4,118)	(4,646)	528	(11.4%)
Impairment loss	—	(63,809)	63,809	(100.0%)
Investment income	1,466	2,809	(1,343)	(47.8%)
Interest expense	(618)	(1,241)	623	(50.2%)
Gain on extinguishment of debt, net	—	1,179	(1,179)	(100.0%)
Other income (expense), net	(2,939)	(1,072)	(1,867)	174.2%
Provision for income taxes	(274)	(66)	(208)	315.2%

Loss from continuing operations	(12,014)	(76,420)	64,406	(84.3%)
Income (loss) from discontinued operations, net	117,194	(1,569)	118,763	(7569.3%)
Net income (loss)	$105,180	$(77,989)	$183,169	(234.9%)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net income (loss) attributable to common stockholders	$103,180	$(79,989)	$183,169	(229.0%)

Total revenue by category (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in 000’s)
BioLogistics Solutions	$19,874	$16,628	$3,246	19.5%
BioStorage/BioServices	4,495	3,524	971	27.6%
Life Sciences Services	24,369	20,152	4,217	20.9%
Life Sciences Products	21,085	19,557	1,528	7.8%
Total revenue from continuing operations	$45,454	$39,709	$5,745	14.5%
Revenue from discontinued operations:
BioLogistics Solutions	15,885	17,889	(2,004)	(11.2)%
Total revenue	$61,339	$57,598	$3,741	6.5%

Revenue. Revenue increased by $5.7 million, or 14.5%, from $39.7 million to $45.5 million for the three months ended June 30, 2025, as compared to the same period in 2024.

Revenue by type

Life Sciences Services revenue increased by $4.2 million, or 20.9%, from $20.2 million to $24.4 million for the three months ended June 30, 2025, as compared to the same period in 2024. This increase was driven by year-over-year growth in BioLogistics Solutions revenue and BioStorage/BioServices revenue of 19.5% and 27.6%, respectively, demonstrating strong demand for our services offerings. Commercial Cell & Gene therapy revenue included in BioLogistics Solutions revenue was $7.5 million for the three months ended June 30, 2025, representing a 32.2% year-over-year increase from $5.6 million in the prior year period. We supported 728 clinical trials globally at June 30, 2025, of which 82 of these clinical trials were in phase 3, representing an overall increase of 53 clinical trials from 675 clinical trials at year end 2024. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Products revenue increased by $1.5 million, or 7.8%, from $19.6 million to $21.1 million for the three months ended June 30, 2025, as compared to the same period in 2024. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships. Life Sciences Products revenue was primarily driven by demand from customers in the EMEA and APAC regions and strong demand from Animal Health customers in the Americas. Commercial Cell & Gene therapy revenue included in Life Sciences Products revenue was $1.2 million and $0.9 million for the three months ended June 30, 2025 and 2024.

Gross margin and cost of revenue. Gross margin for the three months ended June 30, 2025 was 47.0% of total revenue, as compared to 44.5% of total revenue for the three months ended June 30, 2024. Cost of total revenue increased $2.0 million to $24.1 million for the three months ended June 30, 2025, as compared to $22.0 million in the same period in 2024.

Gross margin for our Life Sciences Services revenue was 48.9%, as compared to 46.7% for the three months ended June 30, 2024. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 44.9%, as compared to 42.2% for the three months ended June 30, 2024. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions. SG&A expenses decreased by $0.3 million, or 1.2% as compared to the same period in 2024.

Engineering and development expenses. Engineering and development expenses decreased by $0.5 million, or 11.4%, for the three months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease of $0.2 million in wages and associated employee costs and a decrease of $0.2 million for stock compensation expense. We continually strive to improve and expand the features of our Cryoport Express®, Cryoport ELITE™ Solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleet. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment income. Investment income decreased by $1.3 million for the three months ended June 30, 2025, as compared to the prior year.

Interest expense. Interest expense decreased by $0.6 million for the three months ended June 30, 2025, as compared to the prior year.

Gain on extinguishment of debt, net.  In May 2024, the Company repurchased $10.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million in cash resulting in a net gain of $1.2 million, which includes the write off of $0.2 million of unamortized debt issuance costs. There were no such costs during the three months ended June 30, 2025.

Other income (expense), net. Other income (expense), net decreased by $1.9 million for the three months ended June 30, 2025, as compared to the prior year. This was primarily due to a decrease of $1.7 million related to foreign currency due to current period net losses, and a decrease of $0.3 million in short-term investment net unrealized losses.

Provision for income taxes. The provision for income taxes increased by $0.2 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, resulting in effective tax rates of negative 2.3% and negative 0.1%, respectively. The decrease in tax expense and the decrease in the effective tax rate for the three months ended June 30, 2025, as compared to the prior year is primarily due to the impairment loss incurred in the three months ended June 30, 2024, and the allocation to discontinued operations. The effective tax rate of negative 2.3% for the three months ended June 30, 2025, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

On July 4, 2025, Public Law 119-21, which contains a broad range of tax reform provisions affecting businesses, was signed into law in the U.S. As the legislation was signed into law after the close of our second quarter, no impacts from the legislation are included in the determination of our operating results for the three months ended June 30, 2025.  We are evaluating the full effects of the legislation on our estimated annual tax rate and cash tax provision, but we expect that the legislation will not have a material impact on our financial statements.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Revenue from discontinued operations decreased by $2.0 million, or 11.2%, from $17.9 million to $15.9 million for the three months ended June 30, 2025, as compared to the same period in 2024. Income from discontinued operations, net of income tax increased $118.8 million for the three months ended June 30, 2025, as compared to the same period in 2024, due to the gain on sale of the CRYOPDP business recorded in discontinued operations in 2025.

Six months ended June 30, 2025 compared to six months ended June 30, 2024:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in 000’s)
Life sciences services revenue	$47,234	$39,637	$7,597	19.2%
Life sciences products revenue	39,260	37,363	1,897	5.1%
Total revenue	86,494	77,000	9,494	12.3%

Cost of services revenue	(24,369)	(21,756)	(2,613)	12.0%
Cost of products revenue	(22,107)	(22,517)	410	(1.8%)
Total cost of revenue	(46,476)	(44,273)	(2,203)	5.0%

Gross margin	40,018	32,727	7,291	22.3%

Selling, general and administrative	(48,809)	(55,057)	6,248	(11.3%)
Engineering and development	(8,052)	(9,398)	1,346	(14.3%)
Impairment loss	—	(63,809)	63,809	(100.0%)
Investment income	3,039	5,409	(2,370)	(43.8%)
Interest expense	(1,201)	(2,516)	1,315	(52.3%)
Gain on extinguishment of debt, net	—	1,179	(1,179)	(100.0%)
Other income (expense), net	(3,239)	187	(3,426)	(1832.1%)
Provision for income taxes	(508)	(177)	(331)	187.0%

Loss from continuing operations	(18,752)	(91,455)	72,703	(79.5%)
Income (loss) from discontinued operations, net	111,951	(5,429)	117,380	(2162.1%)
Net income (loss)	$93,199	$(96,884)	$190,083	(196.2%)
Paid-in-kind dividend on Series C convertible preferred stock	(4,000)	(4,000)	—	—
Net income (loss) attributable to common stockholders	$89,199	$(100,884)	$190,083	(188.4%)

Total revenue by type (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in 000’s)
BioLogistics Solutions	$38,404	$32,585	$5,819	17.9%
BioStorage/BioServices	8,830	7,052	1,778	25.2%
Life Sciences Services	47,234	39,637	7,597	19.2%
Life Sciences Products	39,260	37,363	1,897	5.1%
Total revenue	$86,494	$77,000	$9,494	12.3%
Revenue from discontinued operations:
BioLogistics Solutions	32,978	35,189	(2,211)	(6.3)%
Total revenue	$119,472	$112,189	$7,283	6.5%

Revenue. Revenue increased by $9.5 million, or 12.3%, from $77.0 million to $86.5 million for the six months ended June 30, 2025, as compared to the same period in 2024.

Revenue by type

Life Sciences Services revenue increased by $7.6 million, or 19.2%, from $39.6 million to $47.2 million for the six months ended June 30, 2025, as compared to the same period in 2024. This increase was driven by year-over-year growth in our BioLogistics Solutions and BioStorage/BioServices revenue of 17.9% and 25.2%, respectively, demonstrating strong demand for our services offerings. Commercial Cell & Gene therapy revenue included in BioLogistics Solutions revenue was $14.6 million for the six months ended June 30, 2025, representing a 31.5% year-over-year increase from $11.1 million in the prior year period. We also continued to gain clinical trial market share with Cryoport supporting a total of 728 clinical trials globally at June 30, 2025, of which 82 of these clinical trials were in phase 3, representing an overall increase of 53 clinical trials from 675 clinical trials at year end 2024. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell & gene therapies and our future growth.

Life Sciences Products revenue increased by $1.9 million, or 5.1%, from $37.4 million to $39.3 million for the six months ended June 30, 2025. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships. Life Sciences Product revenue was primarily driven by demand from customers in the EMEA and APAC regions and strong demand from Animal Health customers in the Americas. Commercial Cell & Gene therapy revenue included in Life Sciences Products revenue was $1.2 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively.

Gross margin and cost of revenue. Gross margin for the six months ended June 30, 2025 was 46.3% of total revenue, as compared to 42.5% of total revenue for the six months ended June 30, 2024. Cost of total revenue increased $2.2 million to $46.5 million for the six months ended June 30, 2025, as compared to $44.3 million in the same period in 2024.

Gross margin for our Life Sciences Services revenue was 48.4% of services revenue, as compared to 45.1% of services revenue for the six months ended June 30, 2024. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 43.7% of products revenue, as compared to 39.7% of products revenue for the six months ended June 30, 2024. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses decreased by $6.2 million, or 11.3% as compared to the same period in 2024. This decrease was primarily driven by the decrease in contingent consideration of $4.5 million and the decrease of $3.1 million in stock compensation. These decreases were offset by facility and other overhead allocations increase of $1.2 million.

Engineering and development expenses. Engineering and development expenses decreased by $1.3 million, or 14.3%, for the six months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to a decrease of $0.6 million in wages and associated employee costs, a $0.4 million decrease in stock compensation, and a $0.3 million decrease in facility and other overhead allocations.

Impairment loss. As a result of the interim impairment assessment performed as of June 30, 2024, the Company recorded an impairment loss of $63.8 million, primarily related to full impairment charge of goodwill related to the MVE Biological Solutions reporting unit.

Investment Income. Investment income decreased by $2.4 million for the six months ended June 30, 2025, as compared to the prior year.

Interest expense. Interest expense decreased by $1.3 million for the six months ended June 30, 2025, as compared to the prior year.

Gain on extinguishment of debt, net.  During the six months ended June 30, 2024, the Company repurchased $10.0 million in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million in cash, plus accrued and unpaid interest, resulting in a net gain of $1.2 million, which is net of the write off of $0.2 million of unamortized debt issuance costs.

Other income, net. Other income, net decreased by $3.4 million for the six months ended June 30, 2025, as compared to the prior year.

Provision for income taxes. The provision for income taxes increased by $0.3 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, resulting in effective tax rates of negative 2.8% and negative 0.2%, respectively. The decrease in tax expense and decrease in the effective tax rate for the six months ended June 30, 2025, as compared to the prior year is primarily due to the impairment loss incurred in the six months ended June 30, 2024, and the allocations to discontinued operations. The negative effective tax rate of negative 2.8% for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

On July 4, 2025, Public Law 119-21, which contains a broad range of tax reform provisions affecting businesses, was signed into law in the U.S. As the legislation was signed into law after the close of our second quarter, no impacts from the legislation are included in the determination of our operating results for the six months ended June 30, 2025.  We are evaluating the full effects of the legislation on our estimated annual tax rate and cash tax provision, but we expect that the legislation will not have a material impact on our financial statements.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Revenue from discontinued operations decreased by $2.2 million, or 6.3%, from $35.2 million to $33.0 million for the six months ended June 30, 2025, as compared to the same period in 2024. Income from discontinued operations, net of income tax increased $117.4 million for the six months ended June 30, 2025, as compared to the same period in 2024, due to the gain on sale of the CRYOPDP business recorded in discontinued operations in 2025.

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

Adjusted EBITDA

Adjusted EBITDA from continuing operations is defined as loss from continuing operations adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, cost reduction initiatives, investment income, unrealized gain or loss on investments, foreign currency gain or loss, changes in fair value of contingent consideration and charges or gains resulting from non-recurring events, as applicable.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
GAAP loss from continuing operations	$(12,014)	$(76,420)	$(18,752)	$(91,455)
Non-GAAP adjustments to loss:
Depreciation and amortization expense	6,249	5,785	12,383	11,532
Acquisition and integration costs	30	474	31	534
Cost reduction initiatives	266	135	482	135
Investment income	(1,466)	(2,809)	(3,039)	(5,409)
Unrealized (gain)/loss on investments	1,082	795	1,275	(942)
Foreign currency loss	2,002	280	2,247	843
Interest expense, net	618	1,241	1,201	2,516
Stock-based compensation expense	2,045	4,201	5,109	8,867
Gain on extinguishment of debt, net	—	(1,179)	—	(1,179)
Impairment loss	—	63,809	—	63,809
Change in fair value of contingent consideration	—	(1,938)	(5,178)	(1,645)
Income taxes	274	66	508	177
Adjusted EBITDA from continuing operations	$(914)	$(5,560)	$(3,733)	$(12,217)

Revenue at Constant Currency

We believe that revenue growth is a key indicator of how our Company is progressing from period to period and we believe that the non-GAAP financial measure “revenue at constant currency” is useful to investors in analyzing the underlying trends in revenue. Under U.S. GAAP, revenue received in local (non-U.S. dollar) currency is translated into U.S. dollars at the average exchange rate for the period presented. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, which in turn may affect results of operations and cash flows and the comparability of period-to-period results of operations. When we use the term “constant currency,” it means that we have translated local currency revenue for the current reporting period into U.S. dollars using the same average foreign currency exchange rates for the conversion of revenue into U.S. dollars that we used to translate local currency revenue for the comparable reporting period of the prior year.

Recent fluctuations in foreign currency exchange rates have favorably impacted our results of operations and cash flows from our operations in EMEA and APAC. Our revenue would have been $0.3 million lower in constant currency for the three months ended June 30, 2025. Our revenue would have remained flat in constant currency for the six months ended June 30, 2025.

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

Cryoport, Inc. and Subsidiaries

Revenue at Constant Currency

(Unaudited, in thousands)

	Three Months Ended June 30, 2025
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$24,369	$21,085	$45,454
Non-GAAP Constant Currency	24,321	20,868	45,189
FX Impact [$]	$48	$217	$265
FX Impact [%]	0.2%	1.0%	0.6%

	Six Months Ended June 30, 2025
	Life Sciences	Life Sciences
	Services	Products	Total
As Reported	$47,234	$39,260	$86,494
Non-GAAP Constant Currency	47,315	39,208	86,523
FX Impact [$]	$(81)	$52	$(29)
FX Impact [%]	(0.2)%	0.1%	(0.0)%

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of $243.4 million, $182.6 million in short-term investments and had working capital of $459.3 million. We expect to continue to incur significant expenses in the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments. Following the sale of the CRYOPDP business, we expect to use the net proceeds for general corporate purposes.

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

Cash flows Summary

	For the Six Months Ended June 30,
	2025	2024	$ Change

	(in thousands)
Operating activities	$(11,687)	$(11,290)	$(397)
Investing activities	235,961	19,766	216,195
Financing activities	(16,053)	(8,252)	(7,801)
Effect of exchange rate changes on cash and cash equivalents	(10,094)	(112)	(9,982)
Net increase (decrease) in cash and cash equivalents	$198,127	$112	$198,015

Operating activities

For the six months ended June 30, 2025, our cash used in operating activities of $11.7 million reflects the net income of $93.2 million offset by non-cash income of $94.8 million primarily comprised of the gain on sale of CRYOPDP of $116.7 million, and a change in contingent consideration of $5.2 million, which was partially offset by $14.9 million of depreciation and amortization, $6.1 million of stock-based compensation, $4.0 million of non-cash operating lease expense, and a loss on available-for-sale investments of $1.9 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items was an increase in accounts receivable of $5.9 million, a decrease in operating lease liabilities of $2.9 million, an increase in inventories of $1.7 million, a decrease in accrued compensation and related expenses of $1.6 million, and a decrease in accounts payable and other accrued expenses of $2.6 million, which were partially offset by, a decrease in prepaid expenses and other current assets of $3.2 million.

Investing activities

Net cash provided by investing activities of $236.0 million during the six months ended June 30, 2025 was primarily due to the proceeds from the sale of CRYOPDP of $210.2 million and the maturity of short-term investments of $36.0 million, which was partially offset by facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $7.5 million.

Financing activities

Net cash used in financing activities totaled $16.1 million during the six months ended June 30, 2025, as a result of $14.3 million paid for the repayment of 2025 Senior Notes and $4.3 million paid for the repurchase of common stock, partially offset by proceeds of $3.0 million from the exercise of stock options.

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

During the six months ended June 30, 2024, the Company repurchased $25.0 million aggregate principal amount of the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”) for an aggregate cash repurchase price of $21.6 million, plus accrued and unpaid interest. The repurchase was made pursuant to the 2022 Repurchase Program.

There were no repurchases of the 2026 Senior Notes during the six months ended June 30, 2025.

In June 2025, the Company purchased 628,217 shares of its common stock under the Repurchase Program at an average price of $6.76 per share, for an aggregate purchase price of $4.2 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase. There were no shares repurchase during the six months ended June 30, 2024.

As of June 30, 2025, the Company has approximately $186.2 million in principal amount of the 2026 Senior Notes outstanding and has approximately $69.7 million of repurchase authorization available under the Repurchase Programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our short-term and long-term debt. Our short-term and long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2025, the estimated fair value of the Convertible Senior Notes was $170.7 million. For additional information about the Convertible Senior Notes, see Note 11 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, and Chinese Yuan. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenue and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the six months ended June 30, 2025, revenue from our international business, which accounted for 18% of our consolidated revenue, increased by $0.2 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenue.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of June 30, 2025 of $23.4 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.2 million, $2.3 million, and $4.7 million, respectively, recorded to “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the short-term intercompany loan balances as of June 30, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $0.7 million, $1.4 million, and $2.7 million million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

On June 3, 2025, Jerrell Shelton, our Chief Executive Officer and Chairman of the Board of Directors, entered into a trading plan, which is not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).  Mr. Shelton’s plan covers the potential sale of up to 356,064 shares of our common stock to be acquired upon the exercise of stock options that are expiring in August 2025. Transactions under Mr. Shelton’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of a cooling-off period.  Mr. Shelton’s plan will terminate on the earlier of August 11, 2025 or the date all shares subject to the plan have been sold.

On June 10, 2025, Dr. Ramkumar Mandalam, a member of our Board of Directors, entered into a trading plan, which is not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).  Dr. Mandalam’s plan covers the potential sale of up to 80,000 shares of our common stock to be acquired upon the exercise of stock options that are expiring in August 2025. Transactions under Dr. Mandalam’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of a cooling-off period.  Dr. Mandalam’s plan will terminate on the earlier of August 14, 2025 or the date all shares subject to the plan have been sold.

No other director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended, during the three months ended June 30, 2025.

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

Cryoport, Inc.

Dated: August 12, 2025

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: August 12, 2025

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer