Form 10-Q
period 2025-09-30
Cryoport, Inc.
filed 2025-11-06
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 50,068,904 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$255,811	$34,137
Short-term investments	165,503	216,460
Accounts receivable, net	34,914	25,304
Inventories	23,326	21,476
Prepaid expenses and other current assets	5,289	7,944
Current assets held for sale	—	36,251
Total current assets	484,843	341,572
Property and equipment, net	83,233	80,013
Operating lease right-of-use assets	40,224	39,920
Intangible assets, net	141,254	147,927
Goodwill	22,409	20,569
Deposits	2,097	1,951
Deferred tax assets	268	842
Long-term assets held for sale	—	70,699
Total assets	$774,328	$703,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$13,884	$15,895
Accrued compensation and related expenses	10,864	11,209
Deferred revenue	1,447	1,061
Current portion of operating lease liabilities	4,126	3,399
Current portion of finance lease liabilities	428	315
Current portion of convertible senior notes, net of discount of $0.1 million	—	14,298
Current portion of notes payable	—	143
Current portion of contingent consideration	—	2,808
Current liabilities held for sale	—	15,435
Total current liabilities	30,749	64,563
Convertible senior notes, net of current portion and discount of $1.4 million and $2.3 million, respectively	184,799	183,919
Notes payable, net of current portion	1,291	1,114
Operating lease liabilities, net of current portion	39,376	38,551
Finance lease liabilities, net of current portion	840	800
Deferred tax liabilities	664	804
Other long-term liabilities	2,708	296
Contingent consideration, net of current portion	630	3,751
Long-term liabilities held for sale	—	7,797
Total liabilities	261,057	301,595

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	40,275	34,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,068,904 and 49,908,254 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	50	50
Additional paid-in capital	1,152,249	1,145,677
Accumulated deficit	(675,235)	(757,175)
Accumulated other comprehensive loss	(4,068)	(20,929)
Total stockholders’ equity	513,271	401,898
Total liabilities and stockholders’ equity	$774,328	$703,493

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Life sciences services revenue	$24,258	$20,931	$71,492	$60,568
Life sciences products revenue	19,975	17,386	59,235	54,749
Total revenue	44,233	38,317	130,727	115,317

Cost of services revenue	12,201	10,822	36,570	32,578
Cost of products revenue	10,707	10,059	32,814	32,576
Total cost of revenue	22,908	20,881	69,384	65,154
Gross margin	21,325	17,436	61,343	50,163

Operating costs and expenses:
Selling, general and administrative	26,734	26,668	75,543	81,725
Engineering and development	4,523	4,157	12,575	13,555
Impairment loss	—	—	—	63,809
Total operating costs and expenses	31,257	30,825	88,118	159,089

Loss from operations	(9,932)	(13,389)	(26,775)	(108,926)
Other income (expense):
Investment income	3,402	3,059	6,441	8,468
Interest expense	(526)	(882)	(1,727)	(3,398)
Gain on extinguishment of debt, net	—	17,326	—	18,505
Other income (expense), net	525	(1,878)	(2,714)	(1,691)
Total other income (expense), net	3,401	17,625	2,000	21,884
Income (loss) from continuing operations before provision for income taxes	(6,531)	4,236	(24,775)	(87,042)
Provision for income taxes	(165)	(316)	(673)	(493)
Income (loss) from continuing operations	(6,696)	3,920	(25,448)	(87,535)
Income (loss) from discontinued operations, net	(247)	(3,115)	115,393	(8,544)
Net income (loss)	$(6,943)	$805	$89,945	$(96,079)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(6,000)	(6,000)
Net income (loss) attributable to common stockholders	$(8,943)	$(1,195)	$83,945	$(102,079)
Net income (loss) per share from continuing operations — basic and diluted	$(0.17)	$0.04	$(0.63)	$(1.90)
Net income (loss) per share from discontinued operations — basic and diluted	$(0.01)	$(0.06)	$2.30	$(0.17)
Net income (loss) per share — basic and diluted	$(0.18)	$(0.02)	$1.68	$(2.07)
Weighted average common shares issued and outstanding — basic and diluted	50,125,268	49,417,757	50,110,450	49,261,717

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$(6,943)	$805	$89,945	$(96,079)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale debt securities	163	1,964	1,336	3,219
Reclassification of realized loss on available-for-sale debt securities to earnings	714	7,843	2,917	6,224
Foreign currency translation adjustments	454	3,006	12,608	246
Other comprehensive income	1,331	12,813	16,861	9,689
Total comprehensive income (loss)	$(5,612)	$13,618	$106,806	$(86,390)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

											Accumulated
	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity (Deficit)

Balance at June 30, 2024	—	$—	—	$—	200,000	$30,275	49,412,294	$49	$1,138,263	$(739,303)	$(29,189)	$400,095
Net income	—	—	—	—	—	—	—	—	—	805	—	805
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	12,813	12,813
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,838	—	—	4,838
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	14,122	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	4,167	—	21	—	—	21
Balance at September 30, 2024	—	$—	—	$—	200,000	$32,275	49,430,583	$49	$1,141,122	$(738,498)	$(16,376)	$418,572

Balance at June 30, 2025	—	$—	—	$—	200,000	$38,275	50,278,559	$50	$1,150,700	$(664,547)	$(5,399)	$519,079
Net loss	—	—	—	—	—	—	—	—	—	(6,943)	—	(6,943)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,331	1,331
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,526	—	—	2,526
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(483,397)	—	—	(3,745)	—	(3,745)
Vesting of restricted stock units	—	—	—	—	—	—	12,386	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	261,356	—	1,023	—	—	1,023
Balance at September 30, 2025	—	$—	—	$—	200,000	$40,275	50,068,904	$50	$1,152,249	$(675,235)	$(4,068)	$513,271

Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023
Net loss	—	—	—	—	—	—	—	—	—	(96,079)	—	(96,079)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	9,689	9,689
Stock-based compensation expense	—	—	—	—	—	—	—	—	15,291	—	—	15,291
Paid-in-kind preferred stock dividend	—	—	—	—	—	6,000	—	—	(6,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	338,876	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	120,681	—	648	—	—	648
Balance at September 30, 2024	—	$—	—	$—	200,000	$32,275	49,430,583	$49	$1,141,122	$(738,498)	$(16,376)	$418,572

Balance at December 31, 2024	—	$—	—	$—	200,000	$34,275	49,908,254	$50	$1,145,677	$(757,175)	$(20,929)	$401,898
Net income	—	—	—	—	—	—	—	—	—	89,945	—	89,945
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	16,861	16,861
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,601	—	—	8,601
Paid-in-kind preferred stock dividend	—	—	—	—	—	6,000	—	—	(6,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(1,111,614)	1	—	(8,005)	—	(8,004)
Vesting of restricted stock units	—	—	—	—	—	—	383,957	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	888,307	(1)	3,971	—	—	3,970
Balance at September 30, 2025	—	$—	—	$—	200,000	$40,275	50,068,904	$50	$1,152,249	$(675,235)	$(4,068)	$513,271

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$89,945	$(96,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss	—	63,809
Depreciation and amortization	21,357	22,863
Amortization of debt discount	925	1,622
Non-cash operating lease expense	5,304	4,391
Unrealized gain on investments in equity securities	(1,663)	(1,445)
Realized loss on investments in equity securities	—	48
Realized loss on available-for-sale investments	2,283	3,989
Gain on extinguishment of debt	—	(18,505)
Gain on divested business	(120,047)	—
Stock-based compensation expense	8,601	15,291
Loss on disposal of property and equipment	149	295
Change in credit losses	157	18
Excess and obsolete inventory	110	—
Change in contingent consideration	(5,207)	(1,329)
Changes in operating assets and liabilities:
Accounts receivable	(7,828)	(1,075)
Inventories	(2,088)	2,716
Prepaid expenses and other current assets	4,521	454
Deposits	(185)	195
Operating lease liabilities	(3,967)	(4,281)
Accounts payable and other accrued expenses	(2,723)	(3,022)
Accrued compensation and related expenses	(209)	(192)
Deferred revenue	288	(223)
Net deferred tax liability	778	(383)
Net cash used in operating activities	(9,499)	(10,843)

Cash Flows From Investing Activities:
Purchases of property and equipment	(10,972)	(12,035)
Software development costs	(2,649)	(2,761)
Purchases of short-term investments	—	(50,721)
Proceeds from divested business	210,239	—
Proceeds from related party loans	—	—
Acquisitions	—	(295)
Sales/maturities of short-term investments	54,589	239,978
Patent and trademark costs	(940)	(830)
Net cash provided by investing activities	250,267	173,336

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	3,973	648
Repurchase of common stock	(8,004)	—
Cash paid for repurchase of 2026 Convertible Senior Notes	—	(163,772)
Repayment of 2025 Convertible Senior Notes	(14,344)	—
Repayment of notes payable	(121)	(113)
Repayment of finance lease liabilities	(425)	(306)
Net cash used in financing activities	(18,921)	(163,543)

Effect of exchange rates on cash and cash equivalents	(11,325)	(631)
Net change in cash and cash equivalents	210,522	(1,681)
Cash and cash equivalents — beginning of period	45,289	46,346
Cash and cash equivalents — end of period	$255,811	$44,665

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents from continuing operations	$34,137	$35,192
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	11,152	11,154
Total cash and cash equivalents — beginning of period	$45,289	$46,346

Cash and cash equivalents from continuing operations	$255,811	$31,366
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	13,299
Total cash and cash equivalents — end of period	$255,811	$44,665

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$925	$629

Cash paid for income taxes	$934	$1,179

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$5,783	$1,543

Net unrealized gain on available-for-sale debt securities	$1,336	$3,219

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$2,916	$(6,224)

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$6,000	$6,000

Fixed assets included in accounts payable and accrued liabilities	$229	$27

Contingent consideration reclassed to accounts payable and accrued liabilities	$881	$—

Purchase of equipment through finance lease obligation	$388	$834

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company has evaluated subsequent events through the date of this filing and determined that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes thereto.

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

On June 11, 2025, the Company completed the previously disclosed divestiture of its specialty courier CRYOPDP business to designated affiliates of DHL Supply Chain International Holding B.V. (“DHL”) for $133.0 million. Pursuant to the terms of the sale and purchase agreement (the “Agreement”), DHL acquired 100% of the capital stock and voting rights of certain entities conducting business under the trade name “CryoPDP”, including each of PDP Courier Services (USA), Inc., Courier Polar Expres S.L., Advanced Therapy Logistics and Solutions, SAS and Cryo Express GmbH (collectively, the “Transaction”). The Transaction also included the repayment of approximately $77.2 million of outstanding intercompany loans owed by CRYOPDP to the Company. The Company and DHL also entered into certain related transaction agreements at the closing date of the Transaction, including a master partnership agreement, a transition services agreement and other customary agreements. The divestiture and strategic partnership with DHL are expected to enhance the Company’s ability to develop its business, particularly in the Europe, the Middle East, and Africa (EMEA) and Asia-Pacific (APAC) regions, and to provide differentiated and high-value services aligned with the Company’s long-term growth strategy.

The Transaction represents a strategic shift that has a major effect on the Company’s operations and financial results, and as a result, the results of the CRYOPDP business were classified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from the CRYOPDP business. The CRYOPDP business was classified as held for sale in our condensed consolidated balance sheet as of December 31, 2024. See Note 6 for additional information about the divestiture of the CRYOPDP business.

The Company is a Nevada corporation, and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025, except for those related to discontinued operations, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain adjustment totaled $12.6 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified as held for sale in the condensed consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income or loss from discontinued operations, net of tax, for all periods presented in the condensed consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. These reclassifications have no impact on the Company’s previously reported consolidated net income (loss).

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

Accounting Guidance Issued but Not Adopted at September 30, 2025

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract,” which refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also clarifies that an entity receiving share-based noncash consideration (such as warrants or shares) from a customer that is consideration for the transfer of goods or services in a revenue contract is required to apply the guidance on noncash consideration in Topic 606. ASU 2025-07 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, “Revenue from Contracts with Customers.” Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in developing an estimate of expected credit losses for current accounts receivable and current contract asset balances as of the balance sheet date will not change for the remaining life of those assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at September 30, 2025 and December 31, 2024.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, and China. During the three months ended September 30, 2025 and 2024, the Company had revenue from foreign customers of approximately $11.1 million and $10.5 million, respectively, which constituted approximately 25.1% and 27.3%, respectively, of total revenue. There was one customer that accounted for 10.8% of revenue during the three months ended September 30, 2025. No other single customer generated over 10% of revenue during the three months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025 and 2024, the Company had revenue from foreign customers of approximately $32.2 million and $31.4 million, respectively, which constituted approximately 24.6% and 27.2%, respectively, of total revenue. There was one customer that accounted for 10.0% of revenue during the nine months ended September 30, 2025. No other single customer generated over 10% of revenue during the nine months ended September 30, 2025 and 2024.

Revenue Disaggregation

The Company’s total revenue is comprised of Life Sciences Services revenue and Life Sciences Products revenue. The Company disaggregates Life Sciences Services revenue into BioLogistics Solutions revenue and BioStorage/BioServices revenue. BioLogistics Solutions revenue primarily includes temperature-controlled logistics services, such as transportation, logistics and related support, chain-of-custody and condition monitoring, lab move services, consulting, and cryopreservation services. BioStorage/BioServices revenue primarily includes storage, kitting, labelling, fulfillment, sample management, drug return, and qualified person (QP) drug product release services. Life Sciences Products revenue includes revenue from the sale of cryogenic systems, such as freezers and cryogenic dewars and related ancillary accessories.

The following table presents revenue by major types of revenue for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
BioLogistics Solutions	$19,428	$16,955	$57,832	$49,540
BioStorage/BioServices	4,830	3,976	13,660	11,028
Life Sciences Services	24,258	20,931	71,492	60,568
Life Sciences Products	19,975	17,386	59,235	54,749
Total revenue	$44,233	$38,317	$130,727	$115,317

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Americas	$33,143	$27,839	$98,575	$83,949
Europe, the Middle East, and Africa (EMEA)	6,634	6,203	18,047	20,136
Asia Pacific (APAC)	4,456	4,275	14,105	11,232
Total revenue	$44,233	$38,317	$130,727	$115,317

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.4 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized revenue of $0.1 million and $0.1 million, respectively, from the related contract liabilities outstanding as the services were performed. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $1.0 million and $0.8 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at September 30, 2025 and December 31, 2024 are net of allowance for credit losses of $1.0 million and $0.9 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Balance of allowance for credit losses, beginning of period	$878	$827
Change in expected credit losses	122	68
Write-offs, net of recoveries	—	(17)
Balance of allowance for credit losses, end of period	$1,000	$878

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

The following shows the amounts used in computing net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$(6,696)	$3,920	$(25,448)	$(87,535)
Income (loss) from discontinued operations	(247)	(3,115)	115,393	(8,544)
Net income (loss)	$(6,943)	$805	$89,945	$(96,079)
Paid-in-kind dividend on Series C Preferred Stock	(2,000)	(2,000)	(6,000)	(6,000)
Net income (loss) attributable to common stockholders	$(8,943)	$(1,195)	$83,945	$(102,079)
Net income (loss) per share from continuing operations — basic and diluted	$(0.17)	$0.04	$(0.63)	$(1.90)
Net income (loss) per share from discontinued operations — basic and diluted	$(0.01)	$(0.06)	$2.30	$(0.17)
Net income (loss) per share — basic and diluted	$(0.18)	$(0.02)	$1.68	$(2.07)
Weighted average common shares issued and outstanding — basic and diluted	50,125,268	49,417,757	50,110,450	49,261,717

The following table sets forth the number of shares excluded from the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	585,764	1,133,667	705,814	1,778,227
Restricted stock units	217,028	371	92,258	23,428
Series C preferred stock	6,319,740	6,073,145	6,319,740	6,073,145
Conversion of 2026 Senior Notes	1,583,280	1,583,280	1,583,280	1,583,280
Conversion of 2025 Senior Notes	—	599,953	—	599,953
	8,705,812	9,390,416	8,701,092	10,058,033

Note 6. Discontinued Operations

On June 11, 2025, the Company completed the previously disclosed divestiture of its specialty courier CRYOPDP business to designated affiliates of DHL for $133.0 million. Pursuant to the terms of the Agreement, DHL acquired 100% of the capital stock and voting rights of certain entities conducting business under the trade name “CryoPDP”, including each of PDP Courier Services (USA), Inc., Courier Polar Expres S.L., Advanced Therapy Logistics and Solutions, SAS and Cryo Express GmbH. The Transaction also included the repayment of approximately $77.2 million of outstanding intercompany loans owed by CRYOPDP to the Company. The Company and DHL also entered into certain related transaction agreements at the closing date of the Transaction, including a master partnership agreement, a transition services agreement and other customary agreements. The divestiture and strategic partnership with DHL are expected to enhance the Company’s ability to develop its business, particularly in the EMEA and APAC regions, and to provide differentiated and high-value services aligned with the Company’s long-term growth strategy.

The transaction represents a strategic shift that has a major effect on the Company’s operations and financial results, and as a result, the results of the CRYOPDP business were classified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and Life Sciences Services segment results for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from the CRYOPDP business. The CRYOPDP business was classified as held for sale in our condensed consolidated balance sheets.

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

The following table presents information regarding certain components of income (loss) from discontinued operations in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Life Sciences Services revenue	$—	$18,347	$32,161	$53,537
Cost of services revenue	—	(10,398)	(20,992)	(31,346)
Selling, general and administrative	—	(10,986)	(15,250)	(30,193)
Gain on disposal	(304)	—	120,047	—
Other income (expense)	—	255	(391)	212
Pretax income (loss) from discontinued operations	(304)	(2,782)	115,575	(7,790)
Provision for income taxes	57	(333)	(182)	(754)
Income (loss) from discontinued operations, net	$(247)	$(3,115)	$115,393	$(8,544)

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the nine months ended September 30, 2025 and 2024 included within the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Depreciation and amortization	$2,559	$5,290
Stock-based compensation expense	966	2,368
Non-cash operating lease expense	1,316	1,685
Investing activities:
Purchases of property and equipment	$2,407	$1,528
Software development costs	1,142	1,572

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Cash	$39,344	$34,003
Cash equivalents:
Money market mutual fund	216,467	134
Total cash and cash equivalents	255,811	34,137
Short-term investments:
U.S. Treasury notes and bills	24,656	41,948
Mutual funds	99,338	97,675
Corporate debt securities	41,509	76,837
Total short-term investments	165,503	216,460
Cash, cash equivalents and short-term investments	$421,314	$250,597

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at September 30, 2025 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$24,026	$630	$—	$24,656
Corporate debt securities	40,803	706	—	41,509
Total available-for-sale investments	$64,829	$1,336	$—	$66,165

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2025:

	Amortized Cost	Fair Value
Due within one year	$46,632	$47,560
Due after one year through five years	18,197	18,605
Due after five years through ten years	—	—
Total	$64,829	$66,165

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$24,656	$(675)	$24,656	$(675)
Corporate debt securities	—	—	41,509	(3,086)	41,509	(3,086)
Total	$—	$—	$66,165	$(3,761)	$66,165	$(3,761)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases after the investments were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company generally does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, except in the case of an economic reason, such as the need to support a debt repurchase strategy, or similar capital allocation decision. In such circumstances, the Company may consider selling these investments to optimize its overall capital structure. Absent an economic reason to sell these investments, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at September 30, 2025.

For corporate debt securities, the unrealized losses were primarily caused by interest rate increases after the investments were purchased. The Company generally does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity, except in the case of an economic reason as described above. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, absent an economic reason to sell the investments, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at September 30, 2025.

During the three months ended September 30, 2025 and 2024, we had realized gains (losses) of ($0.4) million and ($6.0) million on available-for-sale investments, respectively.

During the nine months ended September 30, 2025 and 2024, we had realized gains (losses) of ($2.3) million and ($4.0) million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $99.3 million at September 30, 2025. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the nine months ended September 30, 2025 and 2024 related to equity securities held at September 30, 2025 and 2024 are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net losses recognized during the period on equity securities	$(46)	$(1,026)
Less: net gains recognized during the period on equity securities sold during the period	1,709	2,471
Unrealized gains recognized during the period on equity securities still held at September 30, 2025 and 2024	$1,663	$1,445

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Money market mutual fund	$216,467	$—	$—	$216,467
Mutual funds	99,338	—	—	99,338
U.S. Treasury notes	24,656	—	—	24,656
Corporate debt securities	41,509	—	—	41,509
	$381,970	$—	$—	$381,970
Liabilities:
Convertible Senior Notes	$—	$184,799	$—	$184,799
Contingent consideration	—	—	630	630
	$—	$184,799	$630	$185,429

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Money market mutual fund	$134	$—	$—	$134
Mutual funds	97,675	—	—	97,675
U.S. Treasury notes	41,948	—	—	41,948
Corporate debt securities	76,837	—	—	76,837
	$216,594	$—	$—	$216,594
Liabilities:
Convertible Senior Notes	$—	$198,217	$—	$198,217
Contingent consideration	—	—	6,559	6,559
	$—	$198,217	$6,559	$204,776

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and corporate debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2025.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Senior Notes	$184,799	$174,478	$183,919	$164,525
2025 Senior Notes	$—	$—	$14,298	$14,125

Under the terms of the F-airGate, Cell&Co, Polar Expres, and Bluebird Express acquisitions, contingent consideration may be payable in cash based on the achievement of certain future revenue and/or EBITDA targets during each annual period following the acquisition dates for a total of four years, up to a maximum of $26.1 million (undiscounted) in the aggregate. The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the F-airGate and Polar Expres acquisitions was determined using a probability-weighted discounted cash flow model. The fair value of the contingent consideration for the CTSA, Cell&Co and Bluebird Express acquisitions was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $0.6 million and $6.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The gains recognized in earnings and the change in net assets related to the contingent consideration at September 30, 2025 were as follows (in thousands):

	Fair Value	Gains	Reclassification	Foreign	Fair Value
	December 31,	recognized in	to current	currency	September 30,
	2024	earnings	payables	adjustment	2025
2021 Acquisitions	$909	$(92)	$(881)	$64	$—
2022 Acquisitions	742	(207)	—	95	630
2023 Acquisitions	4,908	(4,908)	—	—	—
	$6,559	$(5,207)	$(881)	$159	$630

The gains recognized in earnings have been reported in operating costs and expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

Note 9. Inventory

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$14,419	$14,616
Work-in-process	1,437	1,116
Finished goods	7,470	5,744
Total	$23,326	$21,476

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Balance at beginning of period
Goodwill	$124,701	$125,958
Accumulated impairment losses	(104,132)	(49,569)
Subtotal	20,569	76,389

Activity during the period
Foreign currency adjustment	1,840	(1,257)
Goodwill impairment charge	—	(54,563)

Balance at end of period
Goodwill	126,541	124,701
Accumulated impairment losses	(104,132)	(104,132)
Total	$22,409	$20,569

Impairment of Goodwill

Due to a sustained decrease in the Company’s share price in the second quarter of 2024, and a reduction in the projected operating performance of the MVE reporting unit, which management deemed to be triggering events related to goodwill and indefinite-lived intangible assets, we performed an interim impairment assessment of goodwill for the MVE and CRYOPDP reporting units as of June 30, 2024, with the assistance of an independent third party valuation specialist, using management’s updated interim financial and operational plans. Based on our analysis, we concluded that there has been no impairment of the goodwill associated with the CRYOPDP reporting unit as its carrying value did not exceed its estimated fair value. We further concluded that our MVE reporting unit’s carrying value exceeded its estimated fair value, and as a result, we recorded an impairment charge of $54.6 million related to full impairment of the goodwill related to the MVE reporting unit in the consolidated statement of operations for the nine months ended September 30, 2024.

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

Intangible Assets

The following table presents our intangible assets as of September 30, 2025 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	45,348	16,126	—	29,222	7
Customer relationships	125,811	43,816	—	81,995	9
Trade name/trademark	791	248	(265)	278	9
Order backlog	2,600	2,600	—	—	—
Land use rights	2,185	290	—	1,895	33
Patents and trademarks	37,065	221	(8,980)	27,864	—
Total	$214,190	$63,691	$(9,245)	$141,254

The following table presents our intangible assets as of December 31, 2024 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	43,796	13,248	—	30,548	8
Customer relationships	125,434	37,172	—	88,262	10
Trade name/trademark	791	224	(265)	302	9
Order backlog	2,600	2,600	—	—	—
Land use rights	2,131	240	—	1,891	33
Patents and trademarks	36,125	221	(8,980)	26,924	—
Total	$211,267	$54,095	$(9,245)	$147,927

Amortization expense for intangible assets for the three and nine months ended September 30, 2025, was $3.2 million and $9.5 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2024 was $3.1 million and $9.4 million, respectively.

Expected future amortization of intangible assets as of September 30, 2025 is as follows:

Years Ending December 31,	Amount
2025 (excluding the nine months ended September 30, 2025)	$3,219
2026	12,863
2027	12,840
2028	12,758
2029	12,511
Thereafter	56,676
$110,867

Impairment of Trademarks and Trade Names

As part of our interim impairment assessment as of June 30, 2024 described further above, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative.

Note 11. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Principal amount of 2025 Senior Notes	$—	$14,344
Principal amount of 2026 Senior Notes	186,185	186,185
Less: unamortized debt issuance costs	(1,386)	(2,312)
Total carrying value of Convertible Senior Notes, net	184,799	198,217
Less: current portion of carrying value of Convertible Senior Notes, net	—	(14,298)
Total carrying value of Convertible Senior Notes, net - long-term	$184,799	$183,919

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Coupon interest	$349	$598	$1,227	$2,199
Amortization of debt issuance costs	294	424	925	1,622
Total interest expense on Convertible Senior Notes	$643	$1,022	$2,152	$3,821

The 2025 Senior Notes matured on June 1, 2025, and the 2025 Senior Notes payable of $14.3 million was repaid upon maturity. The 2026 Senior Notes payable of $186.2 million are due and payable in December 2026.

In May 2024, July 2024 and August 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Senior Notes to repurchase $10.0 million, $15.0 million and $160.0 million, respectively, in aggregate principal amount of the 2026 Senior Notes for a repurchase price of $8.7 million, $12.9 million and $141.6 million, respectively, plus accrued and unpaid interest. The Company recorded $17.3 million as a net gain on extinguishment of debt on its consolidated statement of operations for the three months ended September 30, 2024, which includes the write off of $2.6 million of unamortized debt issuance costs and $0.7 million of transaction expenses. The Company recorded $18.5 million as a net gain on extinguishment of debt on its consolidated statement of operations for the nine months ended September 30, 2024, which includes the write off of $2.7 million of unamortized debt issuance costs and $0.7 million of transaction expenses. The repurchases were made pursuant to the Company’s authorized Repurchase Programs (as defined in Note 14). See Note 14 – Stockholders’ Equity for additional information related to the Repurchase Programs.

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

The components of lease cost were as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Operating lease cost	$6,265	$4,129
Finance lease cost:
Amortization of right-of-use assets	307	199
Interest on finance lease liabilities	77	64
	384	263
Total lease cost	$6,649	$4,392

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,015	$4,024
Operating cash flows from finance leases	$364	$235
Financing cash flows from finance leases	$310	$200

Right-of-use assets obtained in exchange for lease liabilities (in thousands):
Operating leases	$3,972	$1,438
Finance leases	$388	$330

	September 30,		December 31,
	2025		2024
Weighted-Average Remaining Lease Term
Operating leases	9.3	years	9.6	years
Finance leases	3.3	years	3.5	years

Weighted-Average Discount Rate
Operating leases	7.1%		7.1%
Finance leases	8.4%		8.3%

Future minimum lease payments under non-cancellable leases that have commenced as of September 30, 2025 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2025 (excluding the nine months ended September 30, 2025)	$1,929	$128
2026	6,697	494
2027	6,229	415
2028	5,805	280
2029	5,324	91
Thereafter	34,933	15
Total future minimum lease payments	60,917	1,423
Less: imputed interest	(17,415)	(155)
Total	$43,502	$1,268

	Operating	Finance
Reported as of September 30, 2025	Leases	Leases
Current lease liabilities	$4,126	$428
Noncurrent lease liabilities	39,376	840
Total	$43,502	$1,268

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

There were no repurchases of the 2026 Senior Notes during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company purchased 483,397 and 1,111,614 shares of its common stock under the Repurchase Programs at an average price of $7.73 and $7.18 per share, for an aggregate purchase price of $3.7 million and $8.0 million, respectively. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase. There were no shares repurchased during the nine months ended September 30, 2024.

As of September 30, 2025, the Company has approximately $65.9 million of repurchase authorization available under the Repurchase Programs.

Common Stock Reserved for Future Issuance

As of September 30, 2025, approximately 14.9 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	5,844,577
Vesting of restricted stock units	1,114,820
Conversion of Series C Preferred Stock	6,319,740
Conversion of convertible 2026 Senior Notes	1,583,280
Total shares of common stock reserved for future issuances	14,862,417

Note 15. Stock-Based Compensation

Stock Options

During the three and nine months ended September 30, 2025 and 2024, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	September 30,
	2025	2024
Expected life (years)	3.7 - 4.8	3.8 - 4.9
Risk-free interest rate	3.6% - 4.0%	3.5% - 4.5%
Volatility	74.4% - 82.9%	68.9% - 74.9%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$445	$616	$1,428	$1,850
Selling, general and administrative	1,878	3,121	5,602	10,018
Engineering and development	203	319	605	1,055
	$2,526	$4,056	$7,635	$12,923

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2024	6,802,474	$16.38	—	—
Granted (weighted-average fair value of $4.13 per share)	510,864	6.87	—	—
Exercised	(888,307)	4.47	—	—
Forfeited	(275,620)	25.52	—	—
Expired	(304,834)	18.20	—	—
Outstanding — September 30, 2025	5,844,577	$16.83	3.7	$7,083
Vested (exercisable) — September 30, 2025	5,127,641	$17.52	3.4	$5,923
Expected to vest after September 30, 2025 (unexercisable)	716,936	$11.91	5.9	$1,160
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on September 30, 2025 (the last trading day of the quarter), which was $9.48 per share.

Total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $2.3 million and $1.1 million, respectively.

As of September 30, 2025, there was unrecognized compensation expense of $4.7 million related to unvested stock options, which we expect to recognize over a weighted average period of 1.9 years.

As of September 30, 2025, the Company had 2,271,955 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted Stock Units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2024	1,039,091	$21.75
Granted	678,330	6.46
Share issuance	(383,957)	25.79
Forfeited	(214,625)	18.11
Expired	(4,019)	6.41
Outstanding — September 30, 2025	1,114,820	$11.58

For the three months ended September 30, 2025 and 2024, we recorded stock-based compensation expense on our issued restricted stock units of $1.6 million and $2.7 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded stock-based compensation expense on our issued restricted stock units of $5.2 million and $8.1 million, respectively. As of September 30, 2025, there was unrecognized compensation expense of $9.9 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.3 years.

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

Information about our segments is as follows (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total
Revenue from external customers [1]	$25,497	$18,736	$44,233	$21,301	$17,016	$38,317	$74,528	$56,199	$130,727	$62,742	$52,575	$115,317
Intersegment revenue	230	86	316	207	55	262	679	593	1,272	472	420	892
	25,727	18,822	44,549	21,508	17,071	38,579	75,207	56,792	131,999	63,214	52,995	116,209
Reconciliation of revenue
Elimination of intersegment revenue			(316)			(262)			(1,272)			(892)
Total consolidated revenue			44,233			38,317			130,727			115,317

Less:
Cost of revenue 1, [2,3]	7,014	7,227		5,938	6,902		20,854	22,694		18,561	22,828
Employee related expenses	13,209	5,714		11,764	5,586		39,386	16,776		36,839	15,938
Engineering and development expense [4,5]	793	766		1,145	511		2,706	1,735		4,008	1,543
Rent	1,977	192		1,116	199		5,674	565		3,730	587
Other segment items [6]	1,134	1,421		3,098	1,047		7,525	3,999		10,590	3,636
Adjusted EBITDA for reportable segments	$1,600	$3,502	$5,102	$(1,553)	$2,826	$1,273	$(938)	$11,023	$10,085	$(10,514)	$8,463	$(2,051)

Corporate overhead costs			(5,751)			(3,971)			(14,467)			(12,864)
Depreciation and amortization expense			(6,415)			(6,041)			(18,798)			(17,573)
Acquisition and integration costs			(38)			(118)			(69)			(652)
Cost reduction initiatives			(160)			(397)			(642)			(532)
Investment income			3,402			3,059			6,441			8,468
Unrealized (gain)/loss on investments			655			(3,535)			(620)			(2,593)
Foreign currency (gain)/loss			(274)			1,621			(2,521)			778
Interest expense, net			(526)			(882)			(1,727)			(3,398)
Gain on extinguishment of debt, net			-			17,326			-			18,505
Impairment loss			-			-			-			(63,809)
Change in fair value of contingent consideration			-			(43)			5,178			1,602
Stock-based compensation expense			(2,526)			(4,056)			(7,635)			(12,923)
Income taxes			(165)			(316)			(673)			(493)
Income (loss) from continuing operations			$(6,696)			$3,920			$(25,448)			$(87,535)

(1) Life Sciences Services reportable segment includes sales of accessories to external customers and related cost of revenue included in Life Sciences Products revenue and cost of products revenue, respectively.

(2) Cost of revenue is exclusive of employee related expenses of $5.9 million and $5.3 million, depreciation and amortization of $2.1 million and $1.9 million, stock-based compensation of $0.4 million and $0.6 million, and rent of $0.5 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively.

(3) Cost of revenue is exclusive of employee related expenses of $19.7 million and $18.3 million, depreciation and amortization of $6.2 million and $5.6 million, stock-based compensation of $1.5 million and $2.0 million, and rent of $2.0 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.

(4) Engineering and development expense is exclusive of employee related expenses of $2.7 million and $2.1 million, stock-based compensation of $0.2 million and $0.3 million, and depreciation and amortization of $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

(5) Engineering and development expense is exclusive of employee related expenses of $7.4 million and $6.6 million, depreciation and amortization of $0.3 million and $0.3 million, and stock-based compensation of $0.6 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

(6) Other segment items primarily includes professional services, facility allocations, dues and subscriptions, audit fees, insurance, legal fees, and travel expense.

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

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements, including, but not limited to, risks and uncertainties associated with the effects of changing economic and geopolitical conditions, supply chain constraints, inflationary pressures, the effects of foreign currency fluctuations, trends in the products markets, variations in the Company’s cash flow, market acceptance risks, the continued U.S. federal government shutdown, the effects of tariffs and other trade restrictions, and technical development risks. Additional risks and uncertainties relating to the CRYOPDP Transaction (as defined in this Quarterly Report) include, but are not limited to, our ability to retain and hire key personnel, and the risk that any disruption resulting from the CRYOPDP Transaction may adversely affect our businesses and business relationships, including with employees and suppliers. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 7, 2025 (the “2024 Annual Report”), and those reports filed after the date of this Quarterly Report.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2025 (unaudited) and the consolidated balance sheet as of December 31, 2024 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the years ended December 31, 2024, 2023 and 2022, included in the Company’s 2024 Annual Report.

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

Over the last several years, we have grown to become a leader in supporting the clinical trials and commercial launches of cell and gene therapies globally. As of September 30, 2025, we supported 745 clinical trials, of which 83 were in Phase 3, and 19 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and receive commercial approval from the respective regulatory agencies will represent opportunities to become significant revenue drivers for us as the majority of them will require comprehensive temperature-controlled supply chain support and other services at commercial scale. Additionally, we expect that most will select us as their critical supply chain solution partner as a result of our work in connection with their respective clinical trials and our long track record of innovation and market responsiveness. The revenue from our support of commercial therapies (Commercial Cell & Gene Therapy revenue) is currently comprised of BioLogistics Solutions revenue and Life Sciences Products revenue.

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

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Life Sciences Services revenue	$24,258	$20,931	$3,327	15.9%
Life Sciences Products revenue	19,975	17,386	2,589	14.9%
Total revenue	44,233	38,317	5,916	15.4%

Cost of services revenue	(12,201)	(10,822)	(1,379)	12.8%
Cost of products revenue	(10,707)	(10,059)	(648)	6.4%
Total cost of revenue	(22,908)	(20,881)	(2,027)	9.7%

Gross margin	21,325	17,436	3,889	22.3%

Selling, general and administrative	(26,734)	(26,668)	(66)	0.3%
Engineering and development	(4,523)	(4,157)	(366)	8.8%
Investment income	3,402	3,059	343	11.2%
Interest expense	(526)	(882)	356	(40.4%)
Gain on extinguishment of debt, net	—	17,326	(17,326)	(100.0%)
Other income (expense), net	525	(1,878)	2,403	(128.0%)
Provision for income taxes	(165)	(316)	151	(47.8%)

Income (loss) from continuing operations	(6,696)	3,920	(10,616)	(270.8%)
Loss from discontinued operations, net	(247)	(3,115)	2,868	(92.1%)
Net income (loss)	$(6,943)	$805	$(7,748)	(962.5%)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net loss attributable to common stockholders	$(8,943)	$(1,195)	$(7,748)	648.4%

Total revenue by type (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
BioLogistics Solutions	$19,428	$16,955	$2,473	14.6%
BioStorage/BioServices	4,830	3,976	854	21.5%
Life Sciences Services	24,258	20,931	3,327	15.9%
Life Sciences Products	19,975	17,386	2,589	14.9%
Total revenue from continuing operations	$44,233	$38,317	$5,916	15.4%
Revenue from discontinued operations:
BioLogistics Solutions	—	18,346	(18,346)	(100.0)%
Total revenue	$44,233	$56,663	$(12,430)	(21.9)%

Revenue. Revenue increased by $5.9 million, or 15.4%, from $38.3 million to $44.2 million for the three months ended September 30, 2025, as compared to the same period in 2024.

Revenue by type

Life Sciences Services revenue increased by $3.3 million, or 15.9%, from $20.9 million to $24.3 million for the three months ended September 30, 2025, as compared to the same period in 2024. This increase was driven by year-over-year growth in BioLogistics Solutions revenue and BioStorage/BioServices revenue of 14.6% and 21.5%, respectively, demonstrating strong demand for our services offerings. Commercial Cell & Gene Therapy revenue included in BioLogistics Solutions revenue was $7.4 million for the three months ended September 30, 2025, representing a 21.7% year-over-year increase from $6.1 million in the prior year period. We supported 745 clinical trials globally at September 30, 2025, of which 83 of these clinical trials were in phase 3, representing an overall increase of 54 clinical trials from 691 clinical trials at September 30, 2024. Our Company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of Cell and Gene therapies and our future growth.

Life Sciences Products revenue increased by $2.6 million, or 14.9%, from $17.4 million to $20.0 million for the three months ended September 30, 2025, as compared to the same period in 2024. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships. Life Sciences Products revenue was primarily driven by demand from customers in the EMEA and APAC regions and strong demand from Animal Health customers in the Americas. Commercial Cell & Gene Therapy revenue included in Life Sciences Products revenue was $0.9 million and $0 for the three months ended September 30, 2025 and 2024, respectively.

Gross margin and cost of revenue. Gross margin for the three months ended September 30, 2025 was 48.2% of total revenue, as compared to 45.5% of total revenue for the three months ended September 30, 2024. Cost of total revenue increased $2.0 million, or 9.7%, to $22.9 million for the three months ended September 30, 2025, as compared to $20.9 million in the same period in 2024.

Gross margin for our Life Sciences Services revenue was 49.7%, as compared to 48.3% for the three months ended September 30, 2024. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 46.4%, as compared to 42.1% for the three months ended September 30, 2024. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions. SG&A expenses increased by $0.1 million, or 0.3%, as compared to the same period in 2024.

Engineering and development expenses. Engineering and development expenses increased by $0.4 million, or 8.8%, for the three months ended September 30, 2025, as compared to the same period in 2024. We continually strive to improve and expand the features of our Cryoport Express®, Cryoport ELITE™ Solutions and portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleet. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Investment income. Investment income increased by $0.3 million for the three months ended September 30, 2025, as compared to the prior year.

Interest expense. Interest expense decreased by $0.4 million for the three months ended September 30, 2025, as compared to the prior year.

Gain on extinguishment of debt, net.  During the three months ended September 30, 2024, the Company repurchased $175.0 million in principal amount of the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Senior Notes”) for a repurchase price of $154.5 million in cash, plus accrued and unpaid interest, resulting in a net gain of $17.3 million, which is net of the write off of $2.6 million of unamortized debt issuance costs and $0.7 million transaction costs. There were no repurchases of the 2026 Senior Notes during the three months ended September 30, 2025.

Other income (expense), net. Other income (expense), net increased by $2.4 million for the three months ended September 30, 2025, as compared to the prior year. This was primarily due to an increase of $4.2 million in short-term investment net unrealized gains, which was partially offset by a decrease of $1.8 million related to foreign currency due to current period net losses.

Provision for income taxes. The provision for income taxes decreased by $0.2 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, resulting in effective tax rates of negative 2.5% and 7.5%, respectively. The decrease in tax expense and the decrease in the effective tax rate for the three months ended September 30, 2025, as compared to the prior year is primarily due to the impairment loss incurred in the three months ended June 30, 2024, and the allocation to discontinued operations. The effective tax rate of negative 2.5% for the three months ended September 30, 2025, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

On July 4, 2025, Public Law 119-21, which contains a broad range of tax reform provisions affecting businesses, was signed into law in the U.S. We are evaluating the full effects of the legislation on our estimated annual tax rate and cash tax provision, but we expect that the legislation will not have a material impact on our consolidated financial statements.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Revenue from discontinued operations decreased by $18.3 million and Loss from discontinued operations, net of income tax decreased $2.9 million for the three months ended September 30, 2025, as compared to the same period in 2024, due to the sale of the CRYOPDP business in the second quarter of 2025. The Loss from discontinued operations, net of income tax for the three months ended September 30, 2025 reflects adjustments to the gain on sale of the CRYOPDP business.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Life Sciences Services revenue	$71,492	$60,568	$10,924	18.0%
Life Sciences Products revenue	59,235	54,749	4,486	8.2%
Total revenue	130,727	115,317	15,410	13.4%

Cost of services revenue	(36,570)	(32,578)	(3,992)	12.3%
Cost of products revenue	(32,814)	(32,576)	(238)	0.7%
Total cost of revenue	(69,384)	(65,154)	(4,230)	6.5%

Gross margin	61,343	50,163	11,180	22.3%

Selling, general and administrative	(75,543)	(81,725)	6,182	(7.6%)
Engineering and development	(12,575)	(13,555)	980	(7.2%)
Impairment loss	—	(63,809)	63,809	(100.0%)
Investment income	6,441	8,468	(2,027)	(23.9%)
Interest expense	(1,727)	(3,398)	1,671	(49.2%)
Gain on extinguishment of debt, net	—	18,505	(18,505)	(100.0%)
Other income (expense), net	(2,714)	(1,691)	(1,023)	60.5%
Provision for income taxes	(673)	(493)	(180)	36.4%

Loss from continuing operations	(25,448)	(87,535)	62,087	(70.9%)
Income (loss) from discontinued operations, net	115,393	(8,544)	123,937	(1450.6%)
Net income (loss)	$89,945	$(96,079)	$186,024	(193.6%)
Paid-in-kind dividend on Series C convertible preferred stock	(6,000)	(6,000)	—	—
Net income (loss) attributable to common stockholders	$83,945	$(102,079)	$186,024	(182.2%)

Total revenue by type (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
BioLogistics Solutions	$57,832	$49,540	$8,292	16.7%
BioStorage/BioServices	13,660	11,028	2,632	23.9%
Life Sciences Services	71,492	60,568	10,924	18.0%
Life Sciences Products	59,235	54,749	4,486	8.2%
Total revenue from continuing operations	$130,727	$115,317	$15,410	13.4%
Revenue from discontinued operations:
BioLogistics Solutions	32,161	53,536	(21,375)	(39.9)%
Total revenue	$162,888	$168,853	$(5,965)	(3.5)%

Revenue. Revenue increased by $15.4 million, or 13.4%, from $115.3 million to $130.7 million for the nine months ended September 30, 2025, as compared to the same period in 2024.

Revenue by type

Life Sciences Services revenue increased by $10.9 million, or 18.0%, from $60.6 million to $71.5 million for the nine months ended September 30, 2025, as compared to the same period in 2024. This increase was driven by year-over-year growth in our BioLogistics Solutions and BioStorage/BioServices revenue of 16.7% and 23.9%, respectively, demonstrating strong demand for our services offerings. Commercial Cell & Gene Therapy revenue included in BioLogistics Solutions revenue was $22.1 million for the nine months ended September 30, 2025, representing a 28.6% year-over-year increase from $17.2 million in the prior year period. We also continued to gain clinical trial market share with Cryoport supporting a total of 745 clinical trials globally at September 30, 2025, of which 83 of these clinical trials were in phase 3, representing an overall increase of 54 clinical trials from 691 clinical trials at September 30, 2024. Our Company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of Cell and Gene therapies and our future growth.

Life Sciences Products revenue increased by $4.5 million, or 8.2%, from $54.7 million to $59.2 million for the nine months ended September 30, 2025, as compared to the same period in 2024. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships. Life Sciences Products revenue was primarily driven by demand from customers in the EMEA and APAC regions and strong demand from Animal Health customers in the Americas. Commercial Cell & Gene Therapy revenue included in Life Sciences Products revenue was $2.1 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Gross margin and cost of revenue. Gross margin for the nine months ended September 30, 2025 was 46.9% of total revenue, as compared to 43.5% of total revenue for the nine months ended September 30, 2024. Cost of total revenue increased $4.2 million to $69.4 million for the nine months ended September 30, 2025, as compared to $65.2 million in the same period in 2024.

Gross margin for our Life Sciences Services revenue was 48.8% of services revenue, as compared to 46.2% of services revenue for the nine months ended September 30, 2024. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 44.6% of products revenue, as compared to 40.5% of products revenue for the nine months ended September 30, 2024. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses decreased by $6.2 million, or 7.6%, as compared to the same period in 2024. This decrease was primarily driven by decreases in contingent consideration of $4.5 million, stock compensation of $4.4 million, consulting costs of $1.7 million, acquisition related costs of $0.4 million, and marketing costs of $0.3 million. These decreases were offset by increases in wages and associated employee costs of $2.8 million, and facility and other overhead allocations of $2.3 million.

Engineering and development expenses. Engineering and development expenses decreased by $1.0 million, or 7.2%, for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease of $0.5 million in stock compensation, and a $0.5 million decrease in facility and other overhead allocations.

Impairment loss. As a result of the interim impairment assessment performed as of June 30, 2024, the Company recorded an impairment loss of $63.8 million, primarily related to full impairment charge of goodwill related to the MVE Biological Solutions reporting unit.

Investment Income. Investment income decreased by $2.0 million for the nine months ended September 30, 2025, as compared to the prior year.

Interest expense. Interest expense decreased by $1.7 million for the nine months ended September 30, 2025, as compared to the prior year.

Gain on extinguishment of debt, net.  During the nine months ended September 30, 2024, the Company repurchased $185.0 million in principal amount of the 2026 Senior Notes for a repurchase price of $163.1 million in cash, plus accrued and unpaid interest, resulting in a net gain of $18.5 million, which is net of the write off of $2.7 million of unamortized debt issuance costs and $0.7 million of transaction costs. There were no repurchases of the 2026 Senior Notes during the nine months ended September 30, 2025.

Other income, net. Other income, net decreased by $1.0 million for the nine months ended September 30, 2025, as compared to the prior year.

Provision for income taxes. The provision for income taxes increased by $0.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, resulting in effective tax rates of negative 2.7% and negative 1.0%, respectively. The increase in tax expense and decrease in the effective tax rate for the nine months ended September 30, 2025, as compared to the prior year is primarily due to the impairment loss incurred in the six months ended June 30, 2024, and the allocations to discontinued operations. The effective tax rate of negative 2.7% for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

On July 4, 2025, Public Law 119-21, which contains a broad range of tax reform provisions affecting businesses, was signed into law in the U.S. We are evaluating the full effects of the legislation on our estimated annual tax rate and cash tax provision, but we expect that the legislation will not have a material impact on our consolidated financial statements.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Revenue from discontinued operations decreased by $21.4 million, or 39.9%, from $53.5 million to $32.2 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The sale of the CRYOPDP business was completed in the second quarter of 2025, compared to three complete quarters of business activity in the nine months ended September 30, 2024. Income from discontinued operations, net of income tax increased $123.9 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due to the gain on sale of the CRYOPDP business recorded in discontinued operations in the second quarter of 2025.

Non-GAAP Financial Measures

We provide adjusted EBITDA from continuing operations, a non-GAAP financial measure, as a supplemental measure to U.S. GAAP measures regarding our operating performance. Non-GAAP financial measures are not calculated in accordance with U.S. GAAP, are not based on any comprehensive set of accounting rules or principles and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures, including adjusted EBITDA from continuing operations, should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations is defined as loss from continuing operations adjusted for interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, cost reduction initiatives, investment income, unrealized gain or loss on investments, foreign currency gain or loss, net gain on extinguishment of debt, impairment loss, changes in fair value of contingent consideration and charges or gains resulting from non-recurring events, as applicable.

Management believes adjusted EBITDA from continuing operations provides a useful measure of our operating results, a meaningful comparison with historical results and with the results of other companies, and insight into our ongoing operating performance. Further, management and our board of directors utilize adjusted EBITDA from continuing operations to gain a better understanding of our comparative operating performance from period-to-period and as a basis for planning and forecasting future periods. Adjusted EBITDA from continuing operations is also a significant performance measure used by us in connection with our incentive compensation programs. Management believes adjusted EBITDA from continuing operations, when read in conjunction with our U.S. GAAP financials, is useful to investors because it provides a basis for meaningful period-to-period comparisons of our ongoing operating results, including results of operations, against investor and analyst financial models, identifying trends in our underlying business and performing related trend analyses, and it provides a better understanding of how management plans and measures our underlying business.

A reconciliation of adjusted EBITDA from continuing operations to income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, is presented below.

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
GAAP income (loss) from continuing operations	$(6,696)	$3,920	$(25,448)	$(87,535)
Non-GAAP adjustments to income (loss):
Depreciation and amortization expense	6,415	6,041	18,798	17,573
Acquisition and integration costs	38	118	69	652
Cost reduction initiatives	160	397	642	532
Investment income	(3,402)	(3,059)	(6,441)	(8,468)
Unrealized (gain)/loss on investments	(655)	3,535	620	2,593
Foreign currency (gain)/loss	274	(1,621)	2,521	(778)
Interest expense, net	526	882	1,727	3,398
Stock-based compensation expense	2,526	4,056	7,635	12,923
Gain on extinguishment of debt, net	—	(17,326)	—	(18,505)
Impairment loss	—	—	—	63,809
Change in fair value of contingent consideration	—	43	(5,178)	(1,602)
Income taxes	165	316	673	493
Adjusted EBITDA from continuing operations	$(649)	$(2,698)	$(4,382)	$(14,915)

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $255.8 million, $165.5 million in short-term investments and had working capital of $454.1 million. We expect to continue to incur significant expenses in the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments. Following the sale of the CRYOPDP business, we also expect to use the net proceeds for general corporate purposes.

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

Cash flows summary

	For the Nine Months Ended September 30,
	2025	2024	$ Change

	(in thousands)
Operating activities	$(9,499)	$(10,843)	$1,344
Investing activities	250,267	173,336	76,931
Financing activities	(18,921)	(163,543)	144,622
Effect of exchange rate changes on cash and cash equivalents	(11,325)	(631)	(10,694)
Net increase (decrease) in cash and cash equivalents	$210,522	$(1,681)	$212,203

Operating activities

For the nine months ended September 30, 2025, our cash used in operating activities of $9.5 million reflects the net income of $89.9 million offset by non-cash income of $88.0 million primarily comprised of the gain on sale of CRYOPDP of $120.0 million, and a change in contingent consideration of $5.2 million, which was partially offset by $21.4 million of depreciation and amortization, $8.6 million of stock-based compensation, $5.3 million of non-cash operating lease expense, and a loss on available-for-sale investments of

$2.3 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items was an increase in accounts receivable of $7.8 million, a decrease in operating lease liabilities of $4.0 million, a decrease in accounts payable and other accrued expenses of $2.7 million, and an increase in inventories of $2.1 million, which were partially offset by a decrease in prepaid expenses and other current assets of $4.5 million.

Investing activities

Net cash provided by investing activities of $250.3 million during the nine months ended September 30, 2025 was primarily due to the proceeds from the sale of CRYOPDP of $210.2 million and the maturity of short-term investments of $54.6 million, which were partially offset by facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $11.0 million.

Financing activities

Net cash used in financing activities totaled $18.9 million during the nine months ended September 30, 2025, as a result of $14.3 million paid for the repayment of 2025 Senior Notes and $8.0 million paid for the repurchase of common stock, partially offset by proceeds of $4.0 million from the exercise of stock options.

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

There were no repurchases of the 2026 Senior Notes during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company purchased 483,397 and 1,111,614 shares of its common stock under the Repurchase Programs at an average price of $7.73 and $7.18 per share, for an aggregate purchase price of $3.7 and $8.0 million, respectively. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase. There were no shares repurchased during the nine months ended September 30, 2024.

As of September 30, 2025, the Company has approximately $186.2 million in aggregate principal amount of the 2026 Senior Notes outstanding and has approximately $65.9 million of repurchase authorization available under the Repurchase Programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our short-term and long-term debt. Our short-term and long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2025, the estimated fair value of the 2026 Senior Notes was $174.5 million. For additional information about the 2026 Senior Notes, see Note 11 in our accompanying consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, and Chinese Yuan. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenue and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the nine months ended September 30, 2025, revenue from our international business, which accounted for 18% of our consolidated revenue, increased by $0.4 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenue.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of September 30, 2025 of $25.2 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.3 million, $2.5 million, and $5.0 million, respectively, recorded to “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the short-term intercompany loan balances as of September 30, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $0.9 million, $1.8 million, and $3.6 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, including the risk factor set forth below, you should carefully consider the risk factors described in Part I, Item 1A, Risk Factors, in the 2024 Annual Report, which could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

Our business operations, financial performance and results of operations could be materially adversely affected by the continued U.S. federal government shutdown.

Some of our customers receive funding from the U.S. federal government.  The delays and uncertainties in federal funding caused by the shutdown may cause some of our customers to delay purchasing our products and services.  Additionally, some of our customers are subject to oversight by federal agencies. A government shutdown or understaffing at applicable federal agencies could result in unforeseen delays for some of our customers, which could also cause these customers to delay purchasing our products and services. A delay in purchases of our products and services resulting from the continued U.S. federal government shutdown could materially and adversely affect our results of operations, cash flows and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased
	Shares (or Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased (1)	(or Unit)	Programs (2)	or Programs
July 1, 2025 through July 31, 2025	371,783	$7.36	371,783	$65,936,710
August 1, 2025 through August 31, 2025	—	$—	—	$—
September 1, 2025 through September 30, 2025	111,614	$8.96	111,614	$—
Total	483,397		483,397

(1)	These shares were returned to the status of authorized but unissued shares of common stock.

(2)	On March 11, 2022, the Company announced that its Board of Directors authorized the 2022 Repurchase Program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. On August 6, 2024, the Company announced that its Board of Directors authorized the 2024 Repurchase Program through December 31, 2027, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The authorized amount under the 2024 Repurchase Program was in addition to the 2022 Repurchase Program and did not modify the 2022 Repurchase Program. The size and timing of any repurchases under the Repurchase Programs will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

No directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended, during the three months ended September 30, 2025.

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

Cryoport, Inc.

Dated: November 6, 2025

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: November 6, 2025

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer