Form 10-K
period 2025-12-31
Cryoport, Inc.
filed 2026-03-05
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 was $0.4 billion based on the closing sale price of such common equity on such date (excluding 1,308,004 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds ten percent of the shares outstanding as of June 30, 2025).

As of February 27, 2026, there were 49,856,135 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

FORWARD-LOOKING STATEMENTS

References to the “Company,” “Cryoport,” “we,” “us,” “our” and other similar words refer to Cryoport Inc. and its consolidated subsidiaries, unless the context suggests otherwise. This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include certain words, including but not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity,” and also contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Readers of this Form 10-K should not put undue reliance on these forward-looking statements, which speak only as of the time this Form 10-K was filed with the Securities and Exchange Commission (the “SEC”). Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; expectations about future benefits relating to the CRYOPDP divestiture and strategic partnership with DHL (as defined in the Form 10-K); liquidity and capital resources; assumptions relating to the impairment of assets; plans relating to any repurchase of our common stock and/or convertible notes; projected trends in the markets in which we operate; including the anticipated expansion of cell and gene therapy market; expectations relating to current supply chain impacts, tariffs, and other trade restrictions; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; plans and expectations regarding the potential or benefits of our existing and future products and technologies; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-K, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Form 10-K. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements, including, but not limited to, risks and uncertainties associated with the effects of changing economic and geopolitical conditions, supply chain constraints, inflationary pressures, the effects of foreign currency fluctuations, trends in the products markets, variations in the Company’s cash flow, market acceptance risks, the effects of tariffs and other trade restrictions, and technical development risks. Additional risks and uncertainties relating to the CRYOPDP divestiture include the risk that any disruption resulting from the CRYOPDP divestiture may adversely affect our businesses and business relationships, including with employees and suppliers. Other factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-K, including in “Risk Factors” in “Part I, Item 1A — Risk Factors” and in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in reports filed with the SEC after the date of this Form 10-K.

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

PART I

Item 1. Business

Overview

We are a leading global provider of integrated, temperature-controlled supply chain solutions for the life sciences, with a strong focus on supporting the rapidly growing cell and gene therapy (“CGT”) market. Our solutions are purpose-built to support a broad range of global life sciences markets, including biopharmaceutical and pharmaceutical companies, the animal health markets, reproductive medicine, academic institutions, research, and government agencies. Our solutions help our customers ensure the safe, compliant storage, handling, and delivery of high value, temperature sensitive biological materials, including cell and gene therapies and immunotherapies.

We place particular emphasis on the CGT market, our fastest growing market, by delivering highly specialized, end-to-end supply chain solutions that support cell and gene therapy programs from preclinical research, through clinical trials, and ultimately to the global commercialization of approved therapies. As of December 31, 2025, Cryoport supported 760 clinical trials, and 20 commercially approved cell and gene therapies.

Our integrated temperature-controlled supply chain solutions combine advanced logistics, biostorage, kitting and labelling, clinical sample management, collection and cryopreservation services for cell therapies starting materials, cryogenic systems manufacturing, and an industry-leading informatics platform that integrates all our solutions. Our capabilities for supporting cell and gene therapies enables our end-to-end Chain of Compliance® which includes chain-of-custody, chain-of-condition and chain-of-identity for some of the most complex therapies in development, clinical trials, and commercialization today.

Our solutions are designed to maintain the viability, identity, and quality of these patient-specific and high-value therapies playing a critical role in enabling timely treatment, reducing the risk of therapy failure, and supporting positive patient outcomes.

The Company delivers its integrated life sciences services and products through three operating units:

Cryoport Systems provides advanced temperature-controlled BioLogistics, BioServices, and cryopreservation solutions, supporting clinical and commercial workflows through specialized transport, cGMP storage, kit production, labeling, packaging, and commercial therapy fulfillment.

CryoGene delivers long-term temperature-controlled BioStorage and related value-added services for preclinical and early-stage clinical programs for biopharmaceutical products.

MVE Biological Solutions (MVE) designs and manufactures industry-leading cryogenic systems, including freezers, dewars, and transport systems used globally for the storage and movement of biological materials for the life sciences.

Together, these businesses form an end-to-end, digitally integrated supply chain solution that supports the safe, regulatory compliant, handling of critical biological materials from pre-clinical through commercially approved products.

During the second quarter of fiscal year 2025, we completed the divestiture of our specialty courier CRYOPDP business to designated affiliates of DHL Supply Chain International Holding B.V. (“DHL”) for $133.0 million. The transaction also included the repayment of approximately $77.2 million of outstanding intercompany loans owed by CRYOPDP to us. We also entered into certain related agreements in connection with the transaction, including a master partnership agreement. The divestiture and strategic partnership with DHL are expected to enhance our ability to develop our business, particularly in the Europe, the Middle East, and Africa (EMEA) and Asia-Pacific (APAC) regions, and to provide differentiated and high-value services aligned with our long-term growth strategy. The CRYOPDP business is classified as discontinued operations and, unless otherwise noted, the description of our business in this Form 10-K relates solely to our continuing operations. See Note 5 – Discontinued Operations to our consolidated financial statements included under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about the divestiture of the CRYOPDP business.

Our Reportable Segments

We report our financial performance in two segments that include five core areas:

		Percentage of 2025
Reportable Segment	Core Solutions	Total Revenue
Life Sciences Services	BioLogistics Solutions	54.8%
	BioStorage Solutions
	BioServices Solutions
	Cryopreservation Services
Life Sciences Products	Cryogenic Systems Manufacturing	45.2%

See Note 19 – Segment Reporting to our consolidated financial statements included under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about our segments.

Life Sciences Services

Our strategy for the Life Sciences Services segment is developed around three pillars that serve as the foundation for the Company’s fully integrated temperature-controlled supply chain solutions: our Cryoportal® digital logistics management platform, our Chain of Compliance® and quality principles, and our Global Supply Chain Center Network.

The Cryoportal Digital Logistics Management Platform. This platform serves as the digital ‘nerve center’ for the Company’s fully integrated temperature-controlled supply chain solutions. From the collection of patient- or donor-derived starting material through biostorage, transport, distribution, and final delivery, Cryoport’s solutions work together to reduce risks and complexity, improve visibility, and enhance reliability for clients operating in highly regulated environments. The Cryoportal combines advanced temperature-controlled logistics and informatics by integrating with clients, partners, and vendor systems through application programming interfaces (APIs), enabling seamless data exchange and consistent execution across global temperature-controlled supply chains.

As the scope and importance of digital capabilities expanded, Cryoport established its Enterprise Technology Group (ETG) in 2024 to unify its digital platforms, monitoring, intelligent packaging, Internet of Things (IoT)-enabled monitoring, automation, and data analytics into a single, cohesive digital framework and ecosystem. This evolution aligns with Cryoport’s technology-led growth initiatives, including global infrastructure expansion and the introduction of new advanced solutions and platforms such as IntegriCell®, CryoVerse, Bioservices and our Global Supply Chain Network.

Cryoport continues to expand the foundations for its fully integrated solutions through ongoing enhancements to the Cryoportal, broader deployment of its Smartpak® Condition Monitoring System and Tec4med IoT-based monitoring solutions, and deeper integration of quality systems such as Chain of Compliance. We plan to further support these capabilities through the development and application of artificial intelligence (“AI”) and advanced analytics to aggregated platform data, enabling the Company to manage and anticipate network risks, improve operational performance, and support predictive, data-driven decision-making across the temperature-controlled supply chain.

By embedding digitalization, data intelligence, and automation across its solutions, Cryoport aims to continue to enhance its scalability, further strengthen its regulatory integrity, and support the continued growth and commercialization of the CGT market as these lifesaving cures are developed.

Chain of Compliance and Quality. Our Chain of Compliance framework is integrated throughout our services to ensure that critical biological materials are handled, stored, and transported in full accordance with applicable regulatory, quality, and procedural requirements throughout the entire temperature-controlled supply chain. It extends beyond traditional chain-of-custody and chain-of-condition by embedding more compliance, documentation, and process control into every physical and digital touchpoint including storage and distribution equipment management.

Through the integration of validated temperature-controlled supply chain systems, standardized operating processes and procedures, continuous condition monitoring, chain-of-custody tracking, chain-of-condition monitoring and real-time informatics, our Chain of Compliance provides end-to-end visibility and traceability of every component and every process from initial material collection through final delivery to points of care. This approach supports our adherence to ISO 21973:2020, ISO 9001:2015, global regulatory standards, including Good Manufacturing Practice (“GMP”), and applicable international transport and quality requirements.

Enabled by the Cryoportal and supported by highly trained staff, the Chain of Compliance captures and aggregates environmental, shipping, biostorage, and handling data into a unified record that supports audit readiness, deviation management, and regulatory reporting. By proactively managing risk and ensuring consistent execution across complex, global supply chains, the Chain of Compliance helps protect biological material integrity, reduce variability, and support reliable patient treatment outcomes.

All our operations are also certified to ISO 9001:2015 for quality management systems, ISO 13485:2016 for medical devices, where applicable, and ISO 21973:2020 for the transportation of cells for therapeutic use. These certifications support standardized processes across our Global Supply Chain Center Network demonstrating our commitment to risk management, traceability, and continuous improvement. In addition, our quality framework incorporates Good Distribution Practice (“GDP”) and GMP principles, validated equipment and processes, supplier qualification, and ongoing training and auditing programs. Together with the Chain of Compliance framework, these standards are intended to ensure the integrity, safety, and compliance of biological materials throughout storage, handling, and transportation.

Global Supply Chain Center Network. We operate a Global Supply Chain Center Network through which we provide our BioLogistics, BioStorage, BioServices, and Cryopreservation services, supporting the end-to-end requirements of the life sciences industry. This integrated network is purpose-built to manage the complexity, regulatory requirements, and time- and temperature-sensitive nature of cell and gene therapies, regenerative medicines, and other biological materials.

Our global infrastructure includes strategically located Global Supply Chain Centers across the Americas, EMEA, and APAC regions. These facilities are further complemented by a qualified partner network of transportation providers that extend our reach while operating under Cryoport’s qualification, monitoring, and compliance standards. These transportation partners include integrators, life sciences specialty couriers, and local service providers, enabling reliable coverage across major clinical, commercial, and research markets worldwide.

On this foundation, we provide the following core solutions in the Life Sciences Services segment:

BioLogistics Solutions. Our BioLogistics solutions provide highly specific, temperature-controlled transportation services for CGT and other critical biological materials. These services are designed to meet the stringent requirements of advanced biologics, where deviations in temperature and other variables, shock, handling, or timing can compromise product integrity and patient outcomes. Our BioLogistics solutions are ISO 21973:2020 certified—the first standard to specifically address, in detail, the requirements for the CGT supply chain, with a focus on transportation, and that recognizes CGT products are significantly more fragile and valuable than most small molecule and biological therapies.

Through purpose-built Cryoport Express® and Cryoport Elite® shipping systems, continuous condition monitoring and tracking, customs and trade compliance support, integrated temperature-controlled logistics management and consulting services, we deliver reliable global temperature-controlled transport while maintaining full visibility, intervention capability, and compliance throughout transit. Our BioLogistics capabilities are tightly integrated with our BioServices and Cryopreservation services through the Cryoportal, which provides a unified, end-to-end solution for our clients thereby reducing risks that come from disjointed or discrete point services.

In November 2025, we commenced BioLogistics services at our new Global Supply Chain Center in Paris, France, with BioServices operations expected to commence in the fourth quarter of 2026. In late 2026 another Global Supply Chain Center is scheduled to be opened in Santa Ana, California.

BioStorage Solutions. Our BioStorage solutions provide temperature-controlled biostorage and value-added services that support life sciences researchers’ requirements for pre-clinical studies and programs across the life sciences. These services are primarily focused on longer-term storage and related services in support of preclinical and early-stage clinical trials. These services are delivered through our CryoGene operations in the Americas, with facilities in Houston, TX and San Antonio, TX that are registered and accredited to applicable U.S. Food and Drug Administration (FDA), International Organization for Standardization (ISO), GMP, and tissue-handling standards. CryoGene is scheduled to open its third biorepository in Tampa, FL in mid 2027 with a primary purpose of supporting Moffitt Cancer Center.

BioServices Solutions. Our BioServices solutions provide temperature-controlled storage and value-added services, such as biostorage, kitting, and fulfillment,  that are integrated directly into clients’ workflows to support clinical and commercial activity across the life sciences, globally. Our BioServices infrastructure is designed to scale alongside our clients as cell and gene therapies advance from clinical development to global commercialization. BioServices includes solutions such as sterile and cGMP kit production, qualified person (QP) drug product release services, labeling, secondary packaging, order fulfillment, storage, clinical sample management, and related value-added services. These services are delivered through our Cryoport Systems operations in the Americas and EMEA, with facilities registered and accredited to applicable FDA, ISO, and GMP standards.

Cryopreservation Services (IntegriCell). Our Cryopreservation Services, offered under our IntegriCell platform, providing standardized, scalable cryopreservation and cryo-processing services for cellular starting materials, is our newest services offering. This platform addresses a critical industry challenge related to the collection and preservation of leukapheresis material, which is the starting input for most cell-based therapies. By standardizing and automating this cryopreservation process, IntegriCell is intended to reduce variability in starting materials, improve consistency, enhance quality across the clinical spectrum and provide clinical collection and commercial manufacturing flexibility, alleviating logistical and manufacturing bottlenecks.

The IntegriCell platform integrates apheresis collection through qualified partners, cryogenic transport, cryo-process optimization, cryopreservation, and associated BioServices into a single, harmonized solution. Introduced in late 2024, the platform currently operates from two purpose-built facilities located in Houston, Texas, and Liège, Belgium, to support global clinical and commercial cell therapy programs. During the second half of 2025, IntegriCell began onboarding biopharma companies.

IntegriCell is expected to function as an integral part of Cryoport’s broader ecosystem, complementing our BioLogistics and BioServices offerings to support the evolving needs of the cell therapy market.

Life Sciences Products

Our Life Sciences Products segment includes our cryogenic systems manufacturing solutions.

Cryogenic Systems Manufacturing. We are a leading global manufacturer of cryogenic systems for the storage and transportation of biological materials, through MVE Biological Solutions (“MVE”) and its portfolio of cryogenic freezer and dewar systems. MVE has manufacturing facilities located in the United States and China.

MVE, with more than 65 years of experience designing and manufacturing cryogenic storage and transport systems, offers a broad portfolio of cryogenic systems and accessories in multiple sizes and configurations designed to meet a broad range of capacity, workflow, and application requirements. MVE’s cryogenic systems are utilized by biorepositories, clinical laboratories, biopharmaceutical companies, research institutions, animal breeding and IVF clinics for the cryopreservation, transport and storage of biological materials.

MVE’s product offerings include:

•	MVE Series Freezers, which are liquid- and vapor-phase cryogenic freezers for high-capacity biological storage.
•	High-Efficiency (HE) Series, which are vapor-phase cryogenic freezers designed for approximately –190°C storage, featuring advanced control systems for temperature monitoring and inventory management.
•	MVE Fusion® Freezers, which are self-sustaining cryogenic freezers that do not require a continuous liquid nitrogen supply and make cryogenic storage available on a convenient basis and in places otherwise not accessible by traditional cryogenic systems.
•	MVE VarioTM Cryogenic System, which is a configurable cryogenic freezer platform capable of supporting temperatures ranging from approximately –20°C to –150°C and allowing for biostorage flexibility.
•	Aluminum Dewars and Cryogenic Shippers, which are lightweight, portable vessels used for temporary storage and transportation of biological materials at cryogenic temperatures.

•	Vapor Shipper Series: Aluminum transport dewars designed for domestic and international shipment of biological samples, incorporating rapid charging technology.
•	Doble Series, which are hybrid dewars that function as vapor shippers during transport and as storage vessels upon arrival, reducing the need for immediate sample transfer.

In October 2025, MVE launched its integrated condition monitoring systems for dewars to provide real-time monitoring of their cryogenic environments to provide for the monitored and recorded safety and integrity of stored materials. These condition monitoring systems are powered by Tec4med®, a Cryoport company providing IoT technology that specializes in real-time condition monitoring and data-driven traceability in the regulated life sciences, distinct from the Cryoportal and SmartPak.

In 2026, MVE plans to introduce a proprietary connected platform, the MVE CryoVerse™ Ecosystem, delivering real-time monitoring and cloud visibility to protect critical biological materials while simplifying operations and strengthening compliance.

MVE is a foundational company. Our manufacturing capability represents a critical component of our integrated Life Sciences Services core solutions, ensuring reliable access to the highest quality, purpose-built cryogenic systems and equipment, supporting our scalability as the CGT market grows worldwide.

Our Life Sciences Markets

We serve a broad range of global life sciences markets, including biopharmaceutical and pharmaceutical companies, the animal health markets, reproductive medicine, academic institutions, research, and government agencies. We ensure the safe, compliant storage, handling, and delivery of high value, temperature sensitive biological materials across their entire respective lifecycles. The range of these materials include cells, tissues, DNA, RNA, plasmids, blood, bodily fluids, clinical specimens, cloned materials, oligonucleotides, lentivirus, retrovirus, adenovirus, pathogenic microorganisms, microorganisms, eggs, sperm, embryos, cell and gene therapies, immunotherapies, etc. We have a particular emphasis on cell and gene therapies, our fastest growing market. These cell and gene therapies represent some of the most complex and sensitive products in modern medicine, requiring digital data driven, integrated, advanced technology-supported supply chain solutions—an area where we have established industry leadership.

The Global Cell and Gene Therapy Market

The global CGT market is thought to be entering a phase of accelerated commercial expansion, supported by a continuously maturing clinical pipeline and a favorable regulatory environment. Global sales in the CGT market increased to approximately $14.5 billion in 2024, up from $4.2 billion in 2019, representing a historical 28% compound annual growth rate (“CAGR”). Industry analysts project continued momentum, with the CGT market expected to grow at an estimated 34% CAGR through 2028. Regulatory approvals are accelerating, increasing from one to two annually between 2018 and 2021 to a record seven to eight approvals in 2023 and 2024, respectively, and an additional 5 approvals in 2025. In June 2025, the FDA eliminated Risk Evaluation and Mitigation Strategy (“REMS”) requirements for approved BCMA- and CD19-directed autologous CAR-T therapies, which is a change expected to reduce administrative and logistical barriers, thereby expanding patient access. The clinical pipeline remains robust, with over 1,100 active cell and gene therapy clinical trials globally, excluding China, in 2025, increasingly weighted toward late-stage Phase II and III programs as sponsors are prioritizing cell and gene therapies closer to commercialization.

Strategic industry trends include growing interest in allogeneic, or off-the-shelf, therapies, which now represent roughly one-third of our global clinical pipeline, as well as increased demand for standardized, scalable, and compliant supply chain solutions to support the specialized storage, handling, and transportation requirements of cell and gene therapy products from clinical development through commercialization.

The growth in our clinical trial pipeline has driven increased demand for specialized infrastructure and services, including temperature-controlled BioLogistics, BioStorage, BioServices, Cryopreservation services and cryogenic systems, which support the complex requirements of cell and gene therapy products.

The CGT market is characterized by a high degree of regulatory oversight and operational complexity due to the sensitivity of biological materials and the need to maintain product quality and integrity from collection through delivery to patients. The growth in demand for supply chain services in the CGT market is driven by the personalized nature of many therapies, the requirement for precise temperature and condition control, and the complexity of coordinating multi-step manufacturing and delivery processes. As a result, we believe our cryogenic systems, advanced informatics, temperature-controlled logistics solutions, critical bioservices and cryopreservation services offerings and global networked operational capabilities, that we are well positioned to continue to benefit from these industry trends.

Key Accomplishments in 2025

●	Increased total revenue by $19.4 million, or 12.4%, to $176.2 million
●	Increased revenue from the support of commercial cell and gene therapies by $7.4 million, or 28.6%, to $33.4 million, supporting 20 commercial cell and gene therapies as of December 31, 2025
●	Supporting 760 clinical trials, of which 86 were in Phase III as of December 31, 2025
●	Established strategic relationship with DHL Group, which included divestiture of our CRYOPDP specialty courier business
●	Established Enterprise Technology Group (ETG) to drive digital initiatives, integrated software, technology, and AI implementations across the Company
●	Launch of Cryoport Express Cryogenic HV3 Shipping System, enhancing payload protection, optimizing storage efficiency and expanded usability
●	First organization globally to be certified to ISO 21973:2020 Biotechnology - transportation of cells for therapeutic use certification
●	Globally Certified to ISO 9001:2015 standard
●	Opened Global Supply Chain Center in Paris, France with BioLogistics services in November 2025; with BioServices operations expected to commence in the fourth quarter of 2026
●	Continued global industry recognition of Cryoport’s leadership in delivering innovative solutions that support the safe, efficient, and effective delivery of CGT worldwide:
-	Best Cell & Gene Therapy Supplier – Cell Processing Systems at the Asia-Pacific Cell & Gene Therapy Excellence Awards (APCGTEA) 2025, voted by professionals across the CGT community
-	Supply Chain Excellence Award at the 2025 CPHI Pharma Awards, recognizing leadership and innovation in pharmaceutical supply chain management
-	Simon Ellison Supply Chain Innovation Award at the Advanced Therapies Awards 2025, honoring exceptional contributions to advancing supply chain solutions for advanced therapies
-	BioTech Breakthrough Award – “BioServices Innovation of the Year” for the Safepak® Soft System 1800, highlighting innovation in bioservices packaging and protection technologies
●	Launch of MVE’s integrated Condition Monitoring Services powered by Tec4med and the MVECloudTM, a secure web- and mobile-based platform
●	Launch of MVE’s next generation dry vapor shippers
●	Expanded MVE’s manufacturing line in Chengdu, China to support cryogenic freezer manufacturing with production expected to commence during the first quarter of 2026
●	MVE’s three global manufacturing facilities are the first cryogenic systems manufacturing facilities to be registered with the FDA; all applicable MVE-manufactured cryogenic freezers and dewars are listed with the FDA
●	Strategic collaboration with Moffitt Cancer Center, Tampa, Florida; awarded exclusive BioStorage services rights

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

Our major customer types include biotechnology and pharmaceutical companies, contract research organizations, contract development and manufacturing companies, central laboratories, fertility clinics, animal health companies, universities and research facilities.

During the year ended December 31, 2025, one customer in our Life Sciences Services reportable segment accounted for 10.2% of our total revenue. During the years ended December 31, 2024 and 2023, no single customer accounted for over 10% of our total revenue.

Our geographical revenue, by origin, for the years ended December 31, 2025, 2024 and 2023, were as follows:

	2025	2024	2023
Americas	74.5%	72.4%	69.9%
Europe, the Middle East and Africa (EMEA)	14.3%	17.2%	16.4%
Asia Pacific (APAC)	11.2%	10.3%	13.7%

Sales and Marketing

We serve clients across the life sciences industry, with a particular focus on the rapidly evolving CGT market. Our global sales and marketing efforts are centered on addressing each customer’s unique challenges and anticipating their future needs through our specialized temperature-controlled supply chain solutions. Our marketing teams create and execute targeted digital campaigns that align with our commercial strategy, showcasing our innovative portfolio of solutions and capabilities. These initiatives are designed to fuel business development, program management, and consulting activities, while also enhancing awareness of our advanced temperature-controlled supply chain solutions.

Competition

We believe Cryoport is unique in its services and product offerings. Collectively, Cryoport’s specialized expertise in providing advanced temperature-controlled supply chain solutions for the Life Sciences including, but not limited to, proprietary technologies, regulatory expertise, global infrastructure, embedded customer relationships, and a data-driven operating model create substantial competitive advantages. Our deep proficiency in supporting the Life Sciences with an emphasis on the CGT Market for over 12 years, operational knowledge, compliance track record, and extended customer validation cycles required to compete at scale reinforce Cryoport’s durable competitive advantage in the Life Sciences and especially the rapidly growing CGT market. However, we do have competition in various segments of our business from companies that offer services and/or products that could be considered competitive to certain components or elements of our platform of temperature-controlled supply chain solutions for the Life Sciences. Life Sciences Services competition is primarily with specialty couriers, who fall into the category of coopetition and include companies such as World Courier (a Cencora company), UPS Healthcare, Quick (a Kuehne+Nagel company), and Biocair. In addition, life science companies may develop their own in-house temperature-controlled supply chain solutions, systems, and/or procedures to cover their specific needs. Competition for our cryopreservation services in particular includes companies such as the American Red Cross and Gift of Life Biologics. Life Sciences Products competition is with companies offering cryogenic systems products such as Azenta Life Sciences, Phase 2, and IC Biomedical. Cryoport is a leader in both its Life Sciences Services and Life Sciences Products reporting segments.

Engineering and Development

Our engineering and development activities are focused on advancing our integrated, temperature-controlled supply chain platform through the development of proprietary digital systems, intelligent packaging, condition monitoring, automation, and data analytics. Our Enterprise Technology Group coordinates platform architecture, Internet of Things–enabled monitoring, and informatics capabilities that support real-time visibility, chain-of-custody and chain-of-identity, and regulatory compliance across global operations. These efforts include ongoing enhancements to the Cryoportal® digital logistics management platform, deployment of Smartpak® and IoT-based monitoring solutions powered by Tec4med, and the integration of advanced analytics and artificial intelligence to improve operational performance, risk management, and scalability. We also apply engineering resources to product development within our cryogenic systems manufacturing operations, supporting the design, validation, and continuous improvement of cryogenic freezers, dewars, and transport systems. Collectively, these engineering and development initiatives are intended to strengthen the reliability, traceability, and efficiency of our solutions as we support the expanding global CGT Market and other parts of the Life Sciences.

Manufacturing and Raw Materials

Manufacturing - We source components for our products from multiple suppliers, including those that manufacture to our engineering specifications, using, in part, proprietary technology and knowledge to mitigate supply chain risks. We also use “off-the-shelf” products, which we may modify to meet our requirements. For some components, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers may or may not be accomplished immediately. When this occurs, we endeavor to mitigate risk by locating an alternative qualified supplier and, as appropriate, increasing our inventory level.

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

We file patent applications to protect innovations arising from our research, development and design. As of December 31, 2025, we owned approximately 74 issued patents and have more than 110 pending patent applications throughout the world. Our patents generally protect certain aspects of our products and related technology. We also own common law and registered trademarks in the U.S. and in certain foreign countries to protect the names of our company, certain products, and key service brands. We own certain copyrights relating to certain aspects of our systems, products and services.

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

Our Cryoport Express® and ELITE™ Shippers meet Packing Instructions 602 and 650 and are certified for the shipment of Class 6.2 Dangerous Goods per the requirements of the ICAO Technical Instructions for the Safe Transport of Dangerous Goods by Air and IATA. Our present and planned future versions of the Cryoport SmartPak™ Condition Monitoring Systems are subject to regulation by the Federal Aviation Administration (“FAA”), Federal Communications Commission (“FCC”), FDA, IATA and possibly other agencies which may be difficult to determine on a global basis. Additionally, our Chain of Compliance™ processes comply fully with ISO 21973:2020 guidelines.

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

Our MVE Biological Solutions cryogenic stainless-steel freezers and aluminum dewars are certified to the Medical Device Directive (MDD) in the EU. MVE is compliant with current GMP regulations which are enforced by the FDA through registration and audit of compliance with 21 CFR Part 820 and GMP. This FDA registration and product listing is in addition to MVE’s existing ISO 13485:2016 certification.

Additionally, registrations for import are in place for various countries with these requirements.

Cryoport’s advanced integrated temperature-controlled supply chain solutions platform is designed to support the global distribution of high-value commercial biologic and cell-based products and therapies regulated by the FDA, the European Medicines Association (EMA) and other international regulatory bodies. Cryoport’s solutions are also relied upon for the support of pre-clinical, clinical trials, Investigational New Drug Applications (IND), Biologics License Applications (BLA), and New Drug Applications (NDA) with the FDA, as well as global clinical trials initiated in other geographies, where strict regulatory compliance and quality assurance is mandated.

For additional information, see “Part I, Item 1A — Risk Factors—Risks Related to Regulatory and Legal Matters” in this Form 10-K.

Employees

We refer to our employees as our “team.” They are critical to our success, and we are in constant communication and training. We believe that we have assembled a strong management and leadership team with the experience and expertise needed to execute our business strategy. As of December 31, 2025, we had 738 employees: 684 full-time, 8 part-time, and 46 temporary, of which 448 are located in the Americas, 148 in EMEA and 142 in APAC. We anticipate hiring additional personnel as required to support our global growth strategy.

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

Information about our Executive Officers

The following are our executive officers as of the filing date of this Form 10-K:

Jerrell W. Shelton. Mr. Shelton, age 80, became a member of our board of directors in October 2012 and was appointed President and Chief Executive Officer of the Company in November 2012.  He was appointed Chairman of the Board in October 2015.  He served on the Board of Directors and standing committees of Solera Holdings, Inc. from April 2007 through November 2011.  From June 2004 to May 2006, Mr. Shelton was the Chairman and CEO of Wellness, Inc., a provider of advanced, integrated hospital and clinical environments.  Prior to that, he served as Visiting Executive to IBM Research and Head of IBM’s WebFountain.  From October 1998 to October 1999, Mr. Shelton was Chairman, President and CEO of NDC Holdings II, Inc.  Between October 1996 and July 1998, he was President and CEO of Continental Graphics Holdings, Inc. From October 1991 to July 1996, Mr. Shelton served as President and CEO of Thomson Business Information Group.  Mr. Shelton has a B.S. in Business Administration from the University of Tennessee and an M.B.A. from Harvard University.   Mr. Shelton’s extensive leadership, management, strategic planning and financial expertise through his various leadership and directorship roles in public, private and global companies, makes him well-qualified to serve as a member of the board of directors.

Robert S. Stefanovich. Mr. Stefanovich, age 61, became Chief Financial Officer and Treasurer for the Company in June 2011. In 2019, he was also given the title Senior Vice President. From 2011 to 2019, Mr. Stefanovich served as the Secretary of the Company. From June 15, 2012 to November 4, 2012, Mr. Stefanovich served as the Principal Executive Officer of the Company. From November 2007 through March 2011, Mr. Stefanovich served as Chief Financial Officer of Novalar Pharmaceuticals, Inc., a venture-backed specialty pharmaceutical company. Prior to that, he held several senior leadership positions, including interim Chief Financial Officer of Xcorporeal, Inc., a publicly traded medical device company, Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company, Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also served as a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now

PricewaterhouseCoopers) hi-tech practice in San Jose, California and Frankfurt, Germany. He received his Master of Business Administration and Engineering from University of Darmstadt, Germany.

Mark Sawicki, Ph.D. Dr. Sawicki, age 53, became President and Chief Executive Officer of Cryoport Systems, LLC, a wholly-owned subsidiary of the Company, and the Senior Vice President and Chief Scientific Officer of the Company in September 2020 and served as the Chief Commercial Officer of Cryoport Systems from January 2015 to August 2020. Dr. Sawicki brings over 20 years of business development and sales management experience, having consistently delivered on corporate revenue and market share goals in the pharmaceutical and biotechnology industries. Dr. Sawicki previously served as the Chief Business Officer at AAIPharma Services Corporation/Cambridge Major Laboratories Inc. (now Alcami Corporation), a contract development, testing, and manufacturing organization for pharma and biotech companies. Additionally, he has served in senior business development roles at CMC Biologics, a provider of biopharmaceutical contract manufacturing services, and Albany Molecular Research Inc. (AMRI), a contract research and manufacturing organization. Dr. Sawicki holds a bachelor’s in biochemistry from the State University of New York at Buffalo and a Ph.D. in biochemistry from the State University of New York at Buffalo, School of Medicine and Biomedical Sciences. He also received graduate training at the Hauptman Woodard Medical Research Institute. Dr. Sawicki has authored a dozen scientific publications in drug discovery with a focus on oncology and immunology.

Edward J. Zecchini. Mr. Zecchini, age 65, became Chief Digital and Technology Officer (CDTO) for the Company in February 2024.  Prior to joining the Company as the CDTO, Mr. Zecchini was a member of the Cryoport, Inc. Board of Directors from September 2013 through February 2024. Mr. Zecchini currently serves on the Board of TribeHealth, Inc. From 2018 to 2022, Mr. Zecchini also served as a director of the publicly traded behavioral healthcare company, Ontrak, Inc. Mr. Zecchini served as Chief Information Officer at Remedy Partners, Inc., from April 2014 to October 2019 and served as Executive Vice President and Chief Technology Officer at Sandata Technologies, LLC, from May 2010 to March 2014. Prior to that, Mr. Zecchini held senior executive positions at Touchstone Healthcare Partnership, HealthMarkets, Inc., Thomson Healthcare and SportsTicker, Inc. Mr. Zecchini has over thirty years of experience in the healthcare and information technology industries. Mr. Zecchini holds a Bachelor of Arts degree from the State University of New York at Oswego.

Available Information

Our main corporate website address is www.cryoportinc.com. The information on or that can be accessed through our website is not part of this Form 10-K. We electronically file with the SEC our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to the reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy statements and the reports filed pursuant to Section 16(a) of the Exchange Act.. We make available free of charge on or through our website copies of these reports and proxy statements as soon as reasonably practicable after we electronically file these reports and proxy statements with, or furnish them to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates, exchange controls and currency restrictions;
●	changes in a specific country’s or region’s political, social or economic conditions;
●	political, economic and social instability, including acts of war;
●	outbreak of disease or illness in any of the countries in which we sell our products or in which we or our suppliers operate;
●	tariffs, other trade protection measures, and import or export licensing requirements, including those imposed by the United States and the reciprocal or retaliatory measures taken by its trading partners;

●	potentially negative consequences from changes in U.S. and international tax laws;
●	difficulty in staffing and managing geographically widespread operations;
●	changes in customer spending due to the increased economic uncertainties and the disruption in the capital markets;
●	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
●	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
●	restrictions on our ability to repatriate dividends from our foreign subsidiaries;
●	difficulty in collecting international accounts receivable;
●	difficulty in enforcement of contractual obligations under non-U.S. law;
●	transportation delays or interruptions; and
●	changes in regulatory requirements including as it relates to protection of our intellectual property.

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

If we fail to procure sufficient components used in our products from our third-party manufacturers, we may be unable to deliver our solutions to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently acquire various component parts for our solutions from various independent manufacturers, some of which are sole sourced. We would likely experience significant delays or cessation in producing some of these components if a labor strike, natural disaster, public health crisis, act of war or other supply disruption were to occur. If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in significant increases in costs. To date, we have not experienced any material delay that has adversely impacted our operations, but this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability. Continued delay in our ability to produce and deliver our products and services could also cause our customers to purchase alternative products and services from our competitors and/or harm our reputation.

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

Our business operations, financial performance and results of operations could be materially adversely affected by pandemics, epidemics or other public health crises, such as COVID-19.

The occurrence of pandemics, epidemics or other public health crises could materially affect our business, financial condition, results of operations and cash flows, including due to negative impacts to the global economy, disruptions to global supply chains and workforce participation, and volatility and disruption of financial markets. For example, following COVID-19’s initial outbreak, governments and businesses took unprecedented measures in response, including restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. Such response significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets, which adversely affected our business operations, financial performance and results of operations. During the course of the COVID-19 pandemic, certain of our facilities experienced disruptions, such as our MVE Biological Solutions manufacturing facility in Chengdu, China that was temporarily impacted by COVID-19 lockdowns in China during the third quarter of 2022, and similar disruptions could occur in the future.

The extent to which pandemics, epidemics or other public health crises may impact our business operations, financial performance and results of operations is uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, epidemic or other public health crises, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, and the imposition of protective public safety measures. Other potential impacts on us resulting from pandemics, epidemics or other public health crises may include, but not limited to, material adverse effects on our manufacturing, supply chain and distribution channels, our ability to execute our strategic plans, and our profitability. The potential effects of pandemics, epidemics or other public health crises may also impact and potentially heighten many of our other risk factors discussed in this “Risk Factors” section.

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

Our future revenue stream depends to a large degree on our ability to bring new solutions and services to market on a timely basis. We generally sell our products and services in industries that are characterized by increased competition through frequent innovation, rapid technological changes and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services may become obsolete over time, in which case our revenue and operating results could suffer.

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

The degree of acceptance of our platform of existing products and services or any future products or services by our current target markets, and any other markets to which we attempt to sell our products and services, as well as our profitability and growth, will depend on a number of factors including, among others, our shippers’ ability to perform and preserve the integrity of the materials shipped, relative convenience and ease of use of our shippers and/or Cryoportal®, reliability and effectiveness of our bioservices, biostorage and cryopreservation services, availability of alternative products or new technologies that make our solutions less desirable or competitive, pricing and cost effectiveness, effectiveness of our or our collaborators’ sales and marketing strategy and the adoption cycles of our targeted customers.

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

As of December 31, 2025, we had $22.4 million of goodwill and $138.1 million of other intangible assets on our balance sheets.  We assess intangible assets for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In addition, intangible assets and their related useful lives are reviewed at least annually to determine whether there are any adverse conditions that would indicate the carrying value of these assets may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. We may be required to record non-cash impairment charges with respect to our goodwill or other intangible assets during any period we determine these assets are impaired, which has had, and in the future could have, a material adverse impact on our results of operations. For example, for the year ended December 31, 2024, we recorded non-cash impairment charges of $54.6 million related to the full impairment of the goodwill associated with our MVE reporting unit and $9.2 million related to the impairment of certain trademarks and tradenames.

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

Our international operations and transactions depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. It may be time consuming and expensive for us to adapt to any changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business. If such changes occur, this could adversely affect our business and results of operations.

For example, beginning in 2025, the current Trump administration instituted changes in trade policies that included the imposition of higher tariffs on imports into the U.S. and other government regulations affecting trade between the U.S. and other countries where we conduct our business, such as China and the European Union (EU), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications to the U.S. tariffs have been announced and further changes could be made in the future, which may include additional sector-based tariffs or other measures.  The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive.

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

Although we generated net income of $78.3 million for the year ended December 31, 2025, we have historically incurred significant losses, including losses of $114.8 million and $99.6 million million for the years ended December 31, 2024 and 2023, resepectively. As of December 31, 2025, we had an accumulated deficit of $688.9 million. In order to achieve and sustain revenue growth in the future, we must expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

We have a substantial amount of indebtedness. As of December 31, 2025, we had approximately $262.4 million of indebtedness and other liabilities, including trade payables, on a consolidated basis. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including our outstanding 0.75% convertible senior notes due 2026 (the “2026 Convertible Senior Notes”), and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

As of February 27, 2026, our directors, executive officers and beneficial owners of 10% or more of our outstanding common stock beneficially owned 12,203,384 shares of common stock assuming their conversion of all outstanding Series C Preferred Stock and their exercise of all outstanding options held by them that are exercisable within 60 days of February 27, 2026, which represented approximately 23.0% of our outstanding common stock. As such, the concentration of beneficial ownership of our common stock may have the effect of delaying or preventing a change in control of Cryoport and may adversely affect the voting or other rights of other holders of our common stock.

Future sales of shares of our common stock may depress the price of our shares and be dilutive to our existing stockholders.

Future issuances of shares of our common stock or the availability of shares for resale in the open market may decrease the market price per share of our common stock. As of February 27, 2026, there were 49,856,135 shares of our common stock outstanding. Substantially all of these shares of common stock are eligible for trading in the public market. The market price of our common stock may decline if our stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

As of December 31, 2025, we could also issue up to an additional 6,782,638 shares of our common stock upon exercise of outstanding options and vesting of restricted stock units and 2,437,831 shares of our common stock reserved for future issuance under our stock incentive plans. In addition, we reserved 1,583,280 shares of our common stock issuable upon conversion of the 2026 Convertible Senior Notes and 6,382,937 shares of our common stock issuable upon conversion of our Series C Preferred Stock. The exercise of any options or vesting of restricted stock units, as well as the issuance of our common stock upon conversion of the 2026 Convertible Senior Notes, the Series C Preferred Stock, or in connection with acquisitions and other issuances of our common stock, could have an adverse effect on the market price of the shares of our common stock and dilute our existing stockholders.

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

Our Articles of Incorporation allows our board of directors to issue up to 2,500,000 shares of “blank check” preferred stock, without action by our stockholders. We have designated 800,000 shares as Class A Preferred Stock, 585,000 shares as Class B Preferred Stock and 250,000 shares of Series C Preferred Stock, of which 200,000 shares of Series C Preferred Stock are issued and outstanding at February 27, 2026. See “—Risks Related to Our Preferred Stock” for additional information regarding our outstanding Series C Preferred Stock. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock and Preferred Stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and preferred stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock. In addition, the issuance of such shares of blank check preferred stock could have the effect of discouraging, delaying or preventing a change of control of our Company.

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

Within management, our Chief Information Security Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats and keeping the senior executive officers informed on a regular basis of the identification, assessment, and management of cybersecurity risks and of any cybersecurity incidents. Our Chief Information Security Officer is supported by the

Chief Information Officer or Information Technology Director, as applicable, of our business units with respect to the assessment and management of our material risks from cybersecurity risks on a day-to-day basis. Such management personnel have prior experience and training in managing information systems and cybersecurity matters and participate in ongoing training programs.

ITEM 2. Properties

Our principal executive office is located in Brentwood, Tennessee. We lease or own various corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities at 20 sites across the Americas, EMEA and APAC regions.

The following table summarizes our principal facilities and other materially important physical properties as of December 31, 2025:

Location	Ownership	Use
Brentwood, Tennessee	Leased	Principal Executive Office
Irvine, California	Leased	Administrative, Global Supply Chain Center, and Research and Development Center
Morris Plains, New Jersey	Leased	Global Supply Chain Center and Administrative
Houston, Texas	Leased	Administrative, Global Supply Chain Center and Biostorage Center
Louvres (Paris Area), France	Leased	Global Supply Chain Center
Liège, Belgium	Leased	Bioservices, Cryopreservation, and Research and Development Center
Hoofddorp, the Netherlands	Leased	Global Logistics Center
Ball Ground, Georgia	Leased	Administrative, Manufacturing, and Research and Development Center
New Prague, Minnesota	Owned	Manufacturing
Chengdu, China	Owned	Administrative and Manufacturing
Clermont-Ferrand, France	Owned	Administrative and Bioservices

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 27, 2026, there were 49,856,135 shares of common stock outstanding and 149 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Market Information

The Company’s common stock is currently listed on the NASDAQ Capital Market and is traded under the symbol “CYRX.”

Stock Performance Graph (1)

The graph below compares Cryoport’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000 Index and S&P 1500 Life Sciences Tools & Services Industry Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2020 to December 31, 2025 and assumes that, as to such indices, dividends were reinvested. We have never paid cash dividends on our common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cryoport, Inc., the Russell 3000 Index and the S&P 1500 Life Sciences Tools & Services Industry Index

*$100 invested on 12/31/20 in Cryoport common stock or applicable index. Fiscal year ending December 31.

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

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased
	Shares (or Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased (1)	(or Unit)	Programs (2)	or Programs
October 1, 2025 through October 31, 2025	—	—	—	$65,936,710
November 1, 2025 through November 30, 2025	228,994	$8.73	228,994	$63,936,770
December 1, 2025 through December 31, 2025	—	—	—	$63,936,770
Total	228,994		228,994

(1) These shares were returned to the status of authorized but unissued shares of common stock.

(2) On March 11, 2022, the Company announced that its Board of Directors authorized a repurchase program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2022 Repurchase Program”). The 2022 Repurchase Program expired on December 31, 2025 pursuant to its terms.

On August 6, 2024, the Company announced that its Board of Directors authorized a repurchase program through December 31, 2027, authorizing  the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2024 Repurchase Program” and together with the 2022 Repurchase Program, the “Repurchase Programs”). The authorized amount under the 2024 Repurchase Program was in addition to the 2022 Repurchase Program and did not modify the 2022 Repurchase Program. The size and timing of any repurchases under the 2024 Repurchase Program will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

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

For further discussion and analysis regarding our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to “Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 7, 2025.

General Overview

We are a leading global provider of integrated, temperature-controlled supply chain solutions for the life sciences, with a strong focus on supporting the rapidly growing cell and gene therapy (“CGT”) market. Our solutions are purpose-built to support a broad range of global life sciences markets, including biopharmaceutical and pharmaceutical companies, the animal health markets, reproductive medicine, academic institutions, research, and government agencies. Our solutions help our customers ensure the safe, compliant storage, handling, and delivery of high value, temperature sensitive biological materials, including cell and gene therapies and immunotherapies.

Our corporate headquarters, located in Nashville, Tennessee, is complemented by global sites in the Americas, EMEA (Europe, the Middle East, and Africa), and APAC (Asia-Pacific), including locations in the United States, United Kingdom, France, the Netherlands, Belgium, Germany, Japan, and China.

See the “Business” section in Part I, Item 1 of this Form 10-K for additional information.

Impact of Inflation

Inflation generally impacts us by increasing our costs of labor, material, transportation and pricing from third party manufacturers. The rates of inflation have not had a material impact on our financial statements in the past. Based on the current economic outlook, inflationary pressures could affect our financial performance in the future if cost increases cannot be offset by net realized annual price increases and productivity gains.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer.

We have two reportable segments: Life Sciences Services and Life Sciences Products.  The Company’s Life Sciences Services reportable segment, which aggregates two operating segments (BioLogistics and BioStorage/BioServices), provides temperature-controlled logistics, biostorage and bioservices within the life science industry through direct sales. Cryopreservation services are included in the BioLogistics operating segment. Revenue from the Life Sciences Services reportable segment is primarily comprised of Life Sciences Services revenue, but also includes certain immaterial revenue from the sale of accessories that constitute Life Sciences Products revenue. The Company’s Life Sciences Products reportable segment manufactures and sells cryogenic systems, such as freezers and cryogenic dewars and related ancillary accessories used in the storage and transport of life science commodities through direct sales or a distribution network. Revenue from this reportable segment is exclusively Life Sciences Products revenue. See Note 19 – Segment Reporting to our consolidated financial statements included under Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about our segments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP. While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we have identified the policies and estimates below as being critical to our business operations and the understanding of our results of operations. These policies require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The impact of and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including in the “Results of Operations” section, where such policies affect our reported and expected financial results. Although we believe that our estimates, assumptions, and judgements are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies and estimates to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows: Revenue Recognition, Discontinued

Operations, Intangible Assets and Goodwill, Convertible Senior Notes, Stock-based Compensation, and Income Taxes. See Note 2 – Summary of Significant Accounting Policies to our accompanying consolidated financial statements included under Part II, Item 8 “Financial Statements and Supplementary Data” for a description of our critical accounting policies and estimates.

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

Discontinued Operations

We review the presentation of planned business dispositions in the consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified as held for sale in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income or loss from discontinued operations, net of tax, for all periods presented in the consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. These reclassifications have no impact on the Company’s previously reported consolidated net income (loss).

Intangible Assets and Goodwill

Intangible assets

Indefinite-lived intangible assets are comprised of trade name/trademarks acquired in the Company’s acquisitions, and are tested for impairment annually using a relief from royalty method that relies on estimates of future revenues, royalty rates, and discount rates. If the asset is not found to be recoverable, it is written down to the estimated fair value. As a result of an interim impairment assessment performed as of June 30, 2024, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative, see Note 10 – Goodwill and Intangible Assets for additional information. The Company has performed a quantitative impairment assessment in the fourth quarter of 2025 and concluded that there has been no impairment of our indefinite-lived intangible assets for the periods presented.

Intangible assets with a definite life are comprised of patents, trademarks, software development costs and the intangible assets acquired in the Company’s acquisitions which include a non-compete agreement, technology, customer relationships, trade name/trademark, agent network, order backlog, developed technology and land use rights. Intangible assets with a definite life are amortized using the straight-line method over the estimated useful lives, see Note 10 – Goodwill and Intangible Assets for additional information. The Company uses the following valuation methodologies to value the significant intangible assets with a definite life acquired: income approach for customer relationships, replacement cost for agent network and software, and relief from royalty for trade name/trademarks and developed technology. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued.

The Company evaluates the recoverability of identifiable intangible assets with a definite life whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected undiscounted future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company has performed a quantitative impairment assessment in the fourth quarter of 2025 and concluded that there has been no impairment of our intangible assets with a definite life for the periods presented.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. For each reporting unit being tested, the Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. As a result of our 2023 quantitative assessment, we concluded that goodwill related to the MVE reporting unit was impaired as of December 31, 2023, and recorded an impairment charge of $49.6 million in the consolidated statement of operations for the year ended December 31, 2023. As a result of an interim impairment assessment performed as of June 30, 2024, we concluded that the goodwill related to the MVE reporting unit was further impaired, and recorded an impairment charge of $54.6 million related to full impairment of the goodwill related to the MVE reporting unit in the consolidated statement of operations for the year ended December 31, 2024, see

Note 10 – Goodwill and Intangible Assets for additional information. As a result of our 2025 quantitative assessment, we concluded that goodwill is not impaired as of December 31, 2025.

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

Convertible Senior Notes

The Convertible Senior Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Convertible Senior Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore do not need to be separately recognized. Accordingly, the proceeds received from the issuance of the Convertible Senior Notes were recorded as a single liability measured at amortized cost on the consolidated balance sheets.

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

Results of Operations

Results of Operations for Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table summarizes certain information derived from our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Life Sciences Services revenue	$96,497	$82,044	$14,453	17.6%
Life Sciences Products revenue	79,680	74,725	4,955	6.6%
Total revenue	176,177	156,769	19,408	12.4%

Cost of services revenue	(49,429)	(43,564)	(5,865)	13.5%
Cost of products revenue	(43,694)	(43,548)	(146)	0.3%
Total cost of revenue	(93,123)	(87,112)	(6,011)	6.9%

Gross margin	83,054	69,657	13,397	19.2%

Selling, general and administrative	(102,819)	(109,809)	6,990	(6.4%)
Engineering and development	(17,041)	(17,710)	669	(3.8%)
Impairment loss	—	(63,809)	63,809	(100.0%)
Investment income	9,798	9,895	(97)	(1.0%)
Interest expense, net	(2,361)	(3,977)	1,616	(40.6%)
Gain on extinguishment of debt, net	—	18,505	(18,505)	(100.0%)
Other income (expense), net	(2,801)	(7,101)	4,300	(60.6%)
Provision for income taxes	(1,799)	(359)	(1,440)	401.1%

Loss from continuing operations	(33,969)	(104,708)	70,739	(67.6%)
Income (loss) from discontinued operations, net	112,270	(10,048)	122,318	(1217.3%)
Net income (loss)	$78,301	$(114,756)	$193,057	(168.2%)
Paid-in-kind dividend on Series C convertible preferred stock	(8,000)	(8,000)	—	—
Net income (loss) attributable to common stockholders	$70,301	$(122,756)	$193,057	(157.3%)

Total revenue by type (in thousands)

	Year Ended December 31,
	2025	2024	$ Change	% Change
BioLogistics Solutions	$78,137	$67,019	$11,118	16.6%
BioStorage/BioServices	18,360	15,025	3,335	22.2%
Life Sciences Services	96,497	82,044	14,453	17.6%
Life Sciences Products	79,680	74,725	$4,955	6.6%
Total revenue	$176,177	$156,769	19,408	12.4%

Revenue. Revenue increased by $19.4 million, or 12.4%, to $176.2 million for the year ended December 31, 2025, as compared to $156.8 million for the year ended December 31, 2024.

Revenue by type

Life Sciences Services revenue increased by $14.5 million, or 17.6%, from $82.0 million to $96.5 million for the year ended December 31, 2025, as compared to the same period in 2024. This increase was driven by year-over-year growth in BioLogistics Solutions revenue and BioStorage/BioServices revenue of 16.6% and 22.2%, respectively, demonstrating strong demand for our services offerings. Revenue from the support of commercial cell and gene therapies included in BioLogistics Solutions revenue was $29.9 million for the year ended December 31, 2025, representing a 23.9% year-over-year increase from $24.1 million in the prior year. We also continued to gain clinical trial market share with Cryoport supporting a total of 760 clinical trials globally at year end 2025, of which 86 of these clinical trials were in phase 3, representing an overall increase of 59 clinical trials from 701 clinical trials at year end 2024.

We continue to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell and gene therapies and our future growth.

Life Sciences Products revenue increased by $5.0 million, or 6.6%, from $74.7 million to $79.7 million for the year ended December 31, 2025, as compared to the same period in 2024. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing CGT market through a global network of distributors and direct client relationships. The increase in Life Sciences Products revenue was primarily driven by increased demand from customers in the EMEA and APAC regions and strong demand from animal health customers in the Americas. Revenue from the support of commercial cell and gene therapies included in Life Sciences Products revenue was $3.5 million and $1.8 for the years ended December 31, 2025 and 2024, respectively.

Gross margin and cost of revenue. Gross margin for the year ended December 31, 2025 was 47.1% of total revenue, as compared to 44.4% of total revenue for the year ended December 31, 2024. Cost of total revenue increased $6.0 million to $93.1 million for the year ended December 31, 2025, as compared to $87.1 million in the same period in 2024.

Gross margin of Life Sciences Services revenue increased to 48.8% from 46.9% for the year ended December 31, 2025, as compared to the prior year, primarily as a result of a favorable revenue mix shift toward higher-margin offerings, including BioServices and BioStorage and the Company’s cost reduction initiatives implemented in 2024 and refined throughout 2025 as part of its pathway to profitability strategy. Our cost of services revenue was primarily comprised of freight charges, facility expenses, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin of Life Sciences Products revenue increased to 45.2% from 41.7% for the year ended December 31, 2025, as compared to the prior year, primarily driven by manufacturing efficiency improvements within the MVE Biological Solutions operating segment. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our products and services and costs required to support our marketing efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For the year ended December 31, 2025, SG&A expenses decreased by $7.0 million, or 6.4% as compared to the same period in 2024. This decrease was primarily driven by decreases in stock compensation of $5.4 million, contingent consideration of $4.3 million, and consulting costs of $2.1 million. These decreases were offset by increases facility and other overhead allocations of $3.6 million, and wages and associated employee costs of $2.2 million.

Engineering and development expenses. Engineering and development expenses decreased by $0.7 million, or 3.8%, for the year ended December 31, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease of $1.1 million in development costs, consulting and prototype expenses and a decrease of $0.6 million in stock compensation expense. These decreases were partially offset by an increase of $1.0 million in wages and associated employee costs to add software development and engineering resources. We continually strive to improve and expand the features of our portfolio of temperature-controlled services and products. Our primary developments are directed towards facilitating the safe, reliable and efficient transport and storage of life science commodities through innovative and technology-based solutions. This includes significantly enhancing our Cryoportal® Digital Logistics Management Platform and related technology solutions as well as developments to expand our Cryoport Express® and shipper fleets. In addition, engineering and development efforts are also focused on MVE Biological Solutions’ portfolio of advanced cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities. We supplement our internal engineering and development resources with subject matter experts and consultants to enhance our capabilities and shorten development cycles.

Impairment loss.  As a result of the interim impairment assessment performed as of June 30, 2024, the Company recorded an impairment loss of $63.8 million, primarily related to full impairment charge of goodwill related to the MVE Biological Solutions reporting unit.

Investment Income. Investment income decreased by $0.1 million, for the year ended December 31, 2025, as compared to the prior year.

Interest expense. Interest expense decreased by $1.6 million, from $4.0 million to $2.4 million for the year ended December 31, 2025, as compared to the prior year due to a decrease in interest on the convertible senior notes and amortization of the related debt discount as a result of the repayment of the 2025 Convertible Senior Notes upon maturity in June 2025.

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

Other income (expense), net. The increase in other income (expense), net for the year ended December 31, 2025, as compared to the prior year is primarily due to a decrease of $4.3 million in short-term investment net unrealized loss, a decrease of $2.1 million in current period foreign currency loss, and $1.5 million increase in non-recurring income, offset by a decrease of $2.5 million for currency revaluation.

Provision for income taxes. The provision for income taxes increased by $1.4 million for the year ended December 31, 2025, as compared to the same period in the prior year, resulting in effective tax rates of negative 5.6% and negative 0.3%, respectively. The increase in tax expense and the decrease in the effective tax rate for the year ended December 31, 2025, as compared to the prior year is due to changes in the valuation allowances on our foreign operations, a tax benefit from the reduction of the deferred tax liability on indefinite-lived intangible assets related to the impairment and an increase in our domestic losses which resulted in no additional tax benefit. The effective tax rate of negative 5.6% for the year ended December 31, 2025, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, the expiration of a portion of our US federal net operating loss carryforwards due to IRC Section 382 and the relative mix of income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Revenue from discontinued operations decreased by $39.4 million for the year ended December 31, 2025 as compared to the prior year. The Company recorded two quarters of revenue from discontinued operations in 2025, compared with a full year of revenue in 2024. Income (loss) from discontinued operations, net of income tax increased by $122.3 million for the year ended December 31, 2025, as compared to the same period in 2024, due to the divestiture of the CRYOPDP business in the second quarter of 2025.

Net income (loss). Net income (loss) increased by $193.1 million for the year ended December 31, 2025, as compared to the prior year. This increase was primarily due to the gain on divestiture of the CRYOPDP business of $117.0 million recorded in 2025, and the impairment loss of $63.8 million recorded in 2024, which did not reoccur in 2025.

Adjusted EBITDA from continuing operations. Adjusted EBITDA from continuing operations increased by $12.0 million from a negative $17.8 million to a negative $5.8 million for the year ended December 31, 2025, as compared to the prior year, primarily due to gross margin expansion and reduced operating expenses resulting from the Company’s cost reduction initiatives. Adjusted operating costs declined as a result of headcount reductions, lower contractor utilization, project reprioritization, and tighter expense management across the organization. These actions collectively contributed to a meaningful year-over-year improvement in adjusted EBITDA as the Company continued to align its cost structure with current industry conditions and position the business for sustainable profitability.

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

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations is defined as loss from continuing operations adjusted for net interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, acquisition and integration costs, cost reduction initiatives, investment income, unrealized gain or loss on investments, foreign currency gain or loss, net gain on extinguishment of debt, impairment loss, changes in fair value of contingent consideration and charges or gains resulting from non-recurring events, as applicable.

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

A reconciliation of adjusted EBITDA from continuing operations to loss from continuing operations, the most directly comparable U.S. GAAP financial measure, is presented below.

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA From Continuing Operations Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Year Ended
	December 31,		December 31,
	2025	2024	2025	2024
GAAP loss from continuing operations	$(8,521)	$(17,172)	$(33,969)	$(104,708)
Non-GAAP adjustments to loss:
Depreciation and amortization expense	6,355	5,992	25,153	23,565
Acquisition and integration costs	6	3	75	655
Cost reduction initiatives	—	310	642	842
Investment income	(3,357)	(1,427)	(9,798)	(9,895)
Unrealized loss on investments	82	2,445	702	5,038
Foreign currency loss	248	3,130	2,769	2,352
Interest expense, net	634	579	2,361	3,977
Stock-based compensation expense	2,431	3,644	10,066	16,567
Gain on extinguishment of debt, net	—	—	—	(18,505)
Impairment loss	—	—	—	63,809
Change in fair value of contingent consideration	—	(225)	(5,178)	(1,827)
Income taxes	1,126	(134)	1,799	359
Other adjustments	(401)	—	(401)	—
Adjusted EBITDA from continuing operations	$(1,397)	$(2,855)	$(5,779)	$(17,771)

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash and cash equivalents of $250.5 million, short-term investments of $160.7 million and working capital of $257.2 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments. Following the divestiture of the CRYOPDP business, we also expect to use the net proceeds from the divestiture for general corporate purposes.

The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations and potential acquisitions until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company. The Company’s management believes that, based on its current plans and assumptions, which include the repayment of the 2026 Convertible Senior Notes at maturity, the current cash and cash equivalents on hand, short-term investments, together with projected cash flows, will satisfy our operational and capital requirements for at least the next twelve months.

Cash flows Summary

	For the Year Ended December 31,
	2025	2024	$ Change

	(in thousands)
Operating activities	$(8,580)	$(16,323)	$7,743
Investing activities	250,323	176,815	73,508
Financing activities	(21,074)	(161,531)	140,457
Effect of exchange rate changes on cash and cash equivalents	(15,464)	(18)	(15,446)
Net increase (decrease) in cash and cash equivalents	$205,205	$(1,057)	$206,262

Operating activities

For the year ended December 31, 2025, our operating activities used $8.6 million of cash, reflecting the net income of $78.3 million offset by non-cash gains of $73.2 million primarily comprised of $117.0 million of gain on divested business and $5.2 million change in contingent consideration, which was partially offset by $27.7 million of depreciation and amortization, $11.0 million of stock-based compensation, $6.6 million of non-cash operating lease expense, and $2.2 million of realized loss on available-for-sale investments. Also contributing to the cash used in operating activities, excluding non-cash items, was an increase in accounts receivable of $6.5 million, a decrease in operating lease liabilities of $5.0 million, a decrease in accounts payable and other accrued expenses of $3.5 million, and an increase in inventories of $2.2 million, which were partially offset by an increase in accrued compensation and related expenses of $1.9 million and a decrease in prepaid expenses and other current assets of $1.4 million.

Investing activities

Net cash provided by investing activities of $250.3 million during the year ended December 31, 2025 was primarily due to the proceeds from the divestiture of the CRYOPDP business of $210.2 million and the maturity of short-term investments of $59.6 million. These proceeds were partially offset by facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $16.4 million, software development costs of $1.8 million, and patent and trademark costs of $1.2 million.

Financing activities

Net cash used in financing activities totaled $21.1 million during the year ended December 31, 2025, primarily as a result of $14.3 million paid for the repayment of 2025 Convertible Senior Notes and $10.0 million paid for the repurchase of common stock, partially offset by proceeds of $4.0 million from the exercise of stock options.

Repurchase Program

In March 2022, the Company’s Board of Directors authorized the 2022 Repurchase Program through December 31, 2025, authorizing the repurchase of common stock and/or convertible senior notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The 2022 Repurchase Program expired on December 31, 2025 pursuant to its terms.

In August 2024, the Company’s Board of Directors authorized the 2024 Repurchase Program through December 31, 2027, authorizing  the repurchase of common stock and/or convertible senior notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The authorized amount under the 2024 Repurchase Program was in addition to the 2022 Repurchase Program and did not modify the 2022 Repurchase Program.  The size and timing of any repurchases under the 2024 Repurchase Program will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

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

There were no repurchases of the 2026 Convertible Senior Notes during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company purchased 1,340,608 shares of its common stock under the Repurchase Programs at an average price of $7.45 per share, for an aggregate purchase price of $10.0 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

There were no shares of common stock repurchased during the years ended December 31, 2024 and 2023.

As of December 31, 2025, the Company has approximately $186.2 million in aggregate principal amount of the 2026 Convertible Senior Notes outstanding and has approximately $63.9 million of repurchase authorization available under the 2024 Repurchase Program. For additional information about the 2026 Convertible Senior Notes, see Note 12 – Convertible Senior Notes to our consolidated financial statements included under Part II, Item 8 “Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our short-term and long-term debt. Our short-term and long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2025, the estimated fair value of the 2026 Convertible Senior Notes was $176.6 million. For additional information about the 2026 Convertible Senior Notes, see Note 12 – Convertible Senior Notes to our consolidated financial statements included under Part II, Item 8 “Financial Statements and Supplementary Data”.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, and Chinese Yuan. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenue and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the year ended December 31, 2025, revenue from our international business, which accounted for 18% of our consolidated revenues, increased by $0.9 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenue.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of December 31, 2025 of $31.9 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.6 million, $3.2 million, and $6.4 million, respectively, recorded to “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the short-term intercompany loan balances as of December 31, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $1.6 million, $3.2 million, and $6.4 million, respectively, reported as “Other income (expense), net”.

Item 8. Financial Statements and Supplementary Data

Our annual consolidated financial statements are included in Part IV, Item 15 of this Form 10-K and are incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting which appears on the following page is incorporated herein by reference.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as of December 31, 2025, as stated in its attestation report included in Part II, Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Form 10-K.

(c) Changes In Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Arrangements and Policies

No directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended, during the three months ended December 31, 2025.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

By:	/s/ JERRELL W. SHELTON
Jerrell W. Shelton,
President and Chief Executive Officer

By:	/s/ ROBERT STEFANOVICH
Robert Stefanovich,
Chief Financial Officer

March 5, 2026

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

The other information required under this item is incorporated by reference from our definitive proxy statement related to our 2026 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.

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

2.3˄

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

Exhibit No.	Description
4.3	Form of certificate representing the 0.75% Convertible Senior Notes due 2026. Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 2021.

10.1*	2011 Stock Incentive Plan (as amended and restated). Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 30, 2012.

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

10.11*+

Employment Agreement dated February 19, 2024 between the Company and Edward Zecchini. Incorporation by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024.

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

10.17+

Form of Stock Option Agreement Issued by Cryoport, Inc. to certain employees on May 7, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025.

Exhibit No.	Description
19+	Cryoport, Inc. Insider Trading Policy. Incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025.

21+	Subsidiaries of Registrant.

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

97	Cryoport, Inc. Clawback Policy. Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

˄Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

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

Date:  March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRELL W. SHELTON	President, Chief Executive Officer and Director	March 5, 2026
Jerrell W. Shelton	(Principal Executive Officer)

/s/ ROBERT S. STEFANOVICH	Chief Financial Officer	March 5, 2026
Robert S. Stefanovich	(Principal Financial and Accounting Officer)

/s/ DANIEL M. HANCOCK	Director	March 5, 2026
Daniel M. Hancock

/s/ ROBERT HARIRI, M.D., PH.D.	Director	March 5, 2026
Robert Hariri, M.D., Ph.D.

/s/ RAMKUMAR MANDALAM, PH.D.	Director	March 5, 2026
Ramkumar Mandalam, Ph.D.

/s/ RAM JAGANNATH	Director	March 5, 2026
Ram Jagannath

/s/ LINDA BADDOUR	Director	March 5, 2026
Linda Baddour

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2025 and 2024

Years Ended December 31, 2025, 2024 and 2023

Cryoport, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryoport, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Trademark Valuation— MVE — Refer to Note 10 in the financial statements

Critical Audit Matter Description

Indefinite-lived intangible assets are comprised of trademarks and are tested for impairment annually using a relief from royalty method that relies on estimates of the future revenue growth rate, royalty rate, and discount rate. If the asset is not found to be recoverable, it is written down to the estimated fair value. Based on the quantitative impairment assessment performed in the fourth quarter of 2025, there has been no impairment recognized for indefinite-lived intangible assets for the current period.

We identified the trademark for MVE as a critical audit matter because of the significant judgments made by management to estimate the fair value of the MVE trademark that are affected by future market and economic conditions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s significant assumptions and estimates related to the valuation of the MVE trademark included the following, among others:

●	We tested the effectiveness of controls over management’s trademark impairment evaluation, including those over the determination of the revenue growth rate, royalty rate, and discount rate.
●	We evaluated the reasonableness of management’s revenue growth rate forecasts through inquiry of management and by comparing the forecasts to:
–	Historical revenues.
–	Internal communications to management and the Board of Directors.
–	Forecasted information included in analyst and industry reports for the Company.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and royalty rate by:
–	Testing the source information underlying the determination of the discount and royalty rates and the mathematical accuracy of the calculations.
–	Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 5, 2026

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cryoport, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cryoport, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 5, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 5, 2026

Cryoport, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$250,494	$34,137
Short-term investments	160,714	216,460
Accounts receivable, net	33,359	25,304
Inventories	23,188	21,476
Prepaid expenses and other current assets	8,419	7,943
Current assets held for sale	—	36,251
Total current assets	476,174	341,571
Property and equipment, net	85,448	80,013
Operating lease right-of-use assets	39,720	39,920
Intangible assets, net	138,082	147,927
Goodwill	22,400	20,569
Deposits	2,092	1,951
Deferred tax assets	1,073	842
Long-term assets held for sale	—	70,699
Total assets	$764,989	$703,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$15,283	$15,895
Accrued compensation and related expenses	12,980	11,209
Deferred revenue	943	1,061
Current portion of operating lease liabilities	4,133	3,399
Current portion of finance lease liabilities	422	315
Current portion of convertible senior notes, net of discount of $1.1 million and $0.1 million, respectively	185,094	14,298
Current portion of notes payable	163	143
Current portion of contingent consideration	—	2,808
Current liabilities held for sale	—	15,435
Total current liabilities	219,018	64,563
Convertible senior notes, net of current portion and discount of $0 and $2.3 million, respectively	—	183,919
Notes payable, net of current portion	1,087	1,114
Operating lease liabilities, net of current portion	39,078	38,551
Finance lease liabilities, net of current portion	741	800
Deferred tax liabilities	1,354	804
Other long-term liabilities	444	295
Contingent consideration, net of current portion	629	3,751
Long-term liabilities held for sale	—	7,797
Total liabilities	262,351	301,594

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	42,275	34,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,850,793 and 49,908,254 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	50	50
Additional paid-in capital	1,152,680	1,145,677
Accumulated deficit	(688,884)	(757,175)
Accumulated other comprehensive loss	(3,483)	(20,929)
Total stockholders’ equity	502,638	401,898
Total liabilities and stockholders’ equity	$764,989	$703,492

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	December 31,
	2025	2024	2023
Life sciences services revenue	$96,497	$82,044	$79,494
Life sciences products revenue	79,680	74,725	89,168
Total revenue	176,177	156,769	168,662

Cost of services revenue	49,429	43,564	41,226
Cost of products revenue	43,694	43,548	52,103
Total cost of revenue	93,123	87,112	93,329
Gross margin	83,054	69,657	75,333

Operating costs and expenses:
Selling, general and administrative	102,819	109,809	108,261
Engineering and development	17,041	17,710	18,040
Impairment loss	—	63,809	49,569
Total operating costs and expenses	119,860	191,328	175,870

Loss from operations	(36,806)	(121,671)	(100,537)
Other income (expense):
Investment income	9,798	9,895	10,577
Interest expense, net	(2,361)	(3,977)	(5,580)
Gain on extinguishment of debt, net	—	18,505	5,679
Other income (expense), net	(2,801)	(7,101)	5,647
Total other income, net	4,636	17,322	16,323
Loss from continuing operations before provision for income taxes	(32,170)	(104,349)	(84,214)
Provision for income taxes	(1,799)	(359)	(345)
Loss from continuing operations	(33,969)	(104,708)	(84,559)
Income (loss) from discontinued operations, net	112,270	(10,048)	(15,028)
Net income (loss)	$78,301	$(114,756)	$(99,587)
Paid-in-kind dividend on Series C convertible preferred stock	(8,000)	(8,000)	(8,000)
Net income (loss) attributable to common stockholders	$70,301	$(122,756)	$(107,587)
Net loss per share from continuing operations — basic and diluted	$(0.84)	$(2.29)	$(1.90)
Net income (loss) per share from discontinued operations — basic and diluted	$2.24	$(0.20)	$(0.31)
Net income (loss) per share — basic and diluted	$1.40	$(2.49)	$(2.21)
Weighted average common shares issued and outstanding — basic and diluted	50,071,665	49,349,624	48,737,377

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$78,301	$(114,756)	$(99,587)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale debt securities	1,532	2,860	6,742
Reclassification of realized loss on available-for-sale debt securities to earnings	3,013	6,625	3,008
Foreign currency translation adjustments	12,901	(4,349)	(1,266)
Other comprehensive income	17,446	5,136	8,484
Total comprehensive income (loss)	$95,747	$(109,620)	$(91,103)

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

											Accumulated
											Other
	Class A		Class B		Class C						Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	(Loss)	Equity (Deficit)

Balance at December 31, 2022	—	$—	—	$—	200,000	$18,275	48,334,280	$48	$1,114,896	$(542,832)	$(34,549)	$555,838
Net loss	—	—	—	—	—	—	—	—	—	(99,587)	—	(99,587)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	8,484	8,484
Stock-based compensation expense	—	—	—	—	—	—	—	—	22,808	—	—	22,808
Paid-in-kind preferred stock dividend	—	—	—	—	—	8,000	—	—	(8,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	228,932	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	407,814	1	1,479	—	—	1,480

Balance at December 31, 2023	—	$—	—	$—	200,000	$26,275	48,971,026	$49	$1,131,183	$(642,419)	$(26,065)	$489,023
Net loss	—	—	—	—	—	—	—	—	—	(114,756)	—	(114,756)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	5,136	5,136
Stock-based compensation expense	—	—	—	—	—	—	—	—	19,704	—	—	19,704
Paid-in-kind preferred stock dividend	—	—	—	—	—	8,000	—	—	(8,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	355,058	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	582,170	1	2,790	—	—	2,791

Balance at December 31, 2024	—	$—	—	$—	200,000	$34,275	49,908,254	$50	$1,145,677	$(757,175)	$(20,929)	$401,898
Net income	—	—	—	—	—	—	—	—	—	78,301	—	78,301
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	17,446	17,446
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,032	—	—	11,032
Paid-in-kind preferred stock dividend	—	—	—	—	—	8,000	—	—	(8,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(1,340,608)	(1)	—	(10,010)	—	(10,011)
Vesting of restricted stock units	—	—	—	—	—	—	394,840	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	888,307	1	3,971	—	—	3,972
Balance at December 31, 2025	—	$—	—	$—	200,000	$42,275	49,850,793	$50	$1,152,680	$(688,884)	$(3,483)	$502,638

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$78,301	$(114,756)	$(99,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss	—	63,809	49,569
Depreciation and amortization	27,712	30,757	27,487
Amortization of debt discount	1,221	1,940	2,526
Non-cash operating lease expense	6,596	5,770	5,103
Unrealized (gain) loss on investments in equity securities	(1,506)	899	(1,308)
Realized loss on investments in equity securities	—	48	—
Realized loss on available-for-sale investments	2,209	4,091	67
Gain on extinguishment of debt	—	(18,505)	(5,679)
Gain on divested business	(116,953)	—	—
Stock-based compensation expense	11,032	19,704	22,808
Loss on disposal of property and equipment	1,012	384	954
Gain on insurance settlement	—	—	(2,642)
Change in credit losses	304	(242)	822
Excess and obsolete inventory	393	234	—
Insurance proceeds for operations	—	—	1,212
Change in contingent consideration	(5,207)	(1,847)	(890)
Changes in operating assets and liabilities:
Accounts receivable	(6,527)	(4,149)	3,673
Inventories	(2,185)	3,252	1,508
Prepaid expenses and other current assets	1,353	(2,149)	(103)
Deposits	(189)	(1,443)	(663)
Operating lease liabilities	(5,036)	(5,340)	(4,595)
Accounts payable and other accrued expenses	(3,464)	(76)	(2,766)
Accrued compensation and related expenses	1,909	1,852	2,884
Deferred revenue	(216)	(179)	842
Net deferred tax liability	661	(377)	(1,979)
Net cash used in operating activities	(8,580)	(16,323)	(757)

Cash Flows From Investing Activities:
Purchases of property and equipment	(16,439)	(17,254)	(38,785)
Insurance proceeds for loss of fixed assets	—	—	976
Software development costs	(1,832)	(2,886)	(5,244)
Purchases of short-term investments	—	(50,721)	(42,677)
Proceeds from divested business	210,239	—	—
Cash paid for acquisitions	—	(313)	(7,341)
Sales/maturities of short-term investments	59,589	249,116	129,987
Patent and trademark costs	(1,234)	(1,127)	(871)
Net cash provided by investing activities	250,323	176,815	36,045

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	3,972	2,790	1,478
Repurchase of common stock	(10,011)	—	—
Cash paid for repurchase of 2026 Convertible Senior Notes	—	(163,772)	(25,003)
Repayment of 2025 Convertible Senior Notes	(14,344)	—	—
Repayment of notes payable	(161)	(141)	(71)
Repayment of finance lease liabilities	(530)	(408)	(202)
Net cash used in financing activities	(21,074)	(161,531)	(23,798)

Effect of exchange rates on cash and cash equivalents	(15,464)	(18)	(1,739)
Net change in cash and cash equivalents	205,205	(1,057)	9,751
Cash and cash equivalents — beginning of period	45,289	46,346	36,595
Cash and cash equivalents — end of period	$250,494	$45,289	$46,346

Reconciliation of cash and cash equivalents to the consolidated balance sheets:
Cash and cash equivalents from continuing operations	$34,137	$35,192	$29,233
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	11,152	11,154	7,362
Total cash and cash equivalents — beginning of period	$45,289	$46,346	$36,595

Cash and cash equivalents from continuing operations	$250,494	$34,137	$35,192
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	11,152	11,154
Total cash and cash equivalents — end of period	$250,494	$45,289	$46,346

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$1,628	$2,693	$3,399

Cash paid for income taxes	$2,191	$1,422	$1,462

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$6,582	$20,989	$11,109

Net unrealized gain on available-for-sale debt securities	$1,532	$2,860	$6,742

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$3,014	$(6,624)	$(3,008)

Paid-in-kind preferred stock dividend, including beneficial conversion feature	$8,000	$8,000	$8,000

Fixed assets included in accounts payable and accrued liabilities	$218	$103	$442

Intangible assets included in property and equipment	$—	$252	$8,710

Contingent consideration reclassed to accounts payable and accrued liabilities	$881	$—	$—

Purchase of equipment through finance lease obligation	$388	$936	$1,112

See accompanying notes to consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of the Business

We are a leading global provider of integrated, temperature-controlled supply chain solutions for the life sciences, with a strong focus on supporting the rapidly growing cell and gene therapy market (“CGT market”). Our solutions are purpose-built to support a broad range of global life sciences markets, including biopharmaceutical and pharmaceutical companies, the animal health markets, reproductive medicine, academic institutions, research, and government agencies. Our solutions help our customers ensure the safe, compliant storage, handling, and delivery of high value, temperature sensitive biological materials, including cell and gene therapies and immunotherapies.

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

The Transaction represents a strategic shift that has a major effect on the Company’s operations and financial results, and as a result, the results of the CRYOPDP business were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from the CRYOPDP business. The CRYOPDP business was classified as held for sale in our consolidated balance sheet as of December 31, 2024. See Note 5 – Discontinued Operations for additional information about the divestiture of the CRYOPDP business.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimated amounts. The Company’s significant estimates include expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates, including valuation multiples utilized in the market approach used in impairment assessments, estimated fair values of intangible assets and goodwill, intangible asset useful lives and amortization methods, equity-based instruments, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Discontinued Operations

We review the presentation of planned business dispositions in the consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified as held for sale in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income or loss from discontinued operations, net of tax, for all periods presented in the consolidated statements of operations. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. These reclassifications have no impact on the Company’s previously reported consolidated net income (loss).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, finance lease liabilities, notes payable, contingent consideration, the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Convertible Senior Notes”) and the Company’s previously outstanding 3.0% Convertible Senior Notes due in 2025 (the “2025 Convertible Senior Notes” and together with the 2026 Convertible Senior Notes, the “Convertible Senior Notes”). The carrying value for all such instruments, except finance lease liabilities, notes payable and the Convertible Senior Notes, approximates fair value because the interest rate approximates market rates available to us for similar obligations with the same maturities. For additional information related to fair value measurements, including the Convertible Senior Notes, see Notes 7 and 12.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. From time to time, we maintain cash, cash equivalent and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Primarily all of our cash, cash equivalents and short-term investments at December 31, 2025 were in excess of amounts insured by the FDIC and SIPC. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure. We manage such risks in our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

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

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. For each reporting unit being tested, the Company compares the fair value of the reporting unit with its carrying amount and then recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the total amount of goodwill allocated to the reporting unit. As a result of our 2023 quantitative assessment, we concluded that goodwill related to the MVE reporting unit was impaired as of December 31, 2023, and recorded an impairment charge of $49.6 million in the consolidated statement of operations for the year ended December 31, 2023. As a result of an interim impairment assessment performed as of June 30, 2024, we concluded that the goodwill related to the MVE reporting unit was further impaired, and recorded an impairment charge of $54.6 million related to full impairment of the goodwill related to the MVE reporting unit in the consolidated statement of operations for the year ended December 31, 2024, see Note 10 – Goodwill and Intangible Assets for additional information. As a result of our 2025 quantitative assessment, we concluded that goodwill is not impaired as of December 31, 2025.

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

Intangible Assets

Indefinite-lived intangible assets are comprised of trade name/trademarks acquired in the Company’s acquisitions, and are tested for impairment annually using a relief from royalty method that relies on estimates of future revenues, royalty rates, and discount rates. If the asset is not found to be recoverable, it is written down to the estimated fair value. As a result of an interim impairment assessment performed as of June 30, 2024, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative, see Note 10 – Goodwill and Intangible Assets for additional information. The Company has performed a quantitative impairment assessment in the fourth quarter of 2025 and concluded that there has been no impairment of our indefinite-lived intangible assets for the periods presented.

Intangible assets with a definite life are comprised of patents, trademarks, software development costs and the intangible assets acquired in the Company’s acquisitions which include a non-compete agreement, technology, customer relationships, trade name/trademark, agent network, order backlog, developed technology and land use rights. Intangible assets with a definite life are amortized using the straight-line method over the estimated useful lives, see Note 10 – Goodwill and Intangible Assets for additional information. The Company uses the following valuation methodologies to value the significant intangible assets with a definite life acquired: income approach for customer relationships, replacement cost for agent network and software, and relief from royalty for trade name/trademarks and developed technology. The Company capitalizes costs of obtaining patents and trademarks, which are amortized, using the straight-line method over their estimated useful life of five years once the patent or trademark has been issued.

The Company evaluates the recoverability of identifiable intangible assets with a definite life whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected undiscounted future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company has performed a quantitative impairment assessment in the fourth quarter of 2025 and concluded that there has been no impairment of our intangible assets with a definite life for the periods presented.

Other Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2025.

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

Income Taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, or ASC 740. As of December 31, 2025 and 2024, there were no unrecognized tax benefits included in the accompanying consolidated balance sheets that would, if recognized, impact the effective tax rate.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has recorded immaterial accruals for interest and/or penalties on its consolidated balance sheets at December 31, 2025 and 2024, and has recorded immaterial amounts of interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023. The Company is subject to taxation in the U.S., in various U.S. state jurisdictions and in various foreign countries. As of December 31, 2025, the Company is no longer subject to U.S. federal examinations for years before 2022 or for California franchise and income tax examinations for years before 2021. However, to the extent allowed by law, the taxing authorities may have the right to examine net operating losses (“NOLs”) carried forward into a tax year and make adjustments up to the amount of the NOLs utilized. The Company is not currently under examination in either the U.S. federal or any U.S. state jurisdictions. Our foreign subsidiaries are generally subject to examination for three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company does not have any foreign subsidiaries currently under audit by their local taxing authorities.

On July 4, 2025, Public Law 119-21 (“PL 119-21”), which contains a broad range of tax reform provisions affecting businesses, was signed into law in the U.S. PL 119-21 eliminated the requirements to capitalize and amortize domestic research and experimentation costs (“R&E costs”), while also allowing for the recovery of the unamortized balance of these R&E costs as of December 31, 2024, immediately in 2025 or over a 2 year period starting in 2025.  We have elected to recover the full balance of these unamortized costs immediately in 2025.  PL 119-21 also made significant changes to the deductibility of business interest expense, bonus depreciation, GILTI and FDII.  We have evaluated the full impacts of these changes, as well as other changes within PL 119-21, and included any impacts in our December 31, 2025 financial statements.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on publicly traded U.S. corporations for the fair market value of any stock repurchased during the tax year that exceeds $1.0 million, with certain specific exceptions. The excise tax is effective for transactions occurring in taxable years after December 31, 2023. The Company has recorded $0.1 million excise tax expense related to the repurchase of common stock on its consolidated balance sheet at December 31, 2025.

On June 29, 2020, the State of California passed Assembly Bill (“AB”) 85 which suspends the California NOL deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5 million). On February 9, 2022, the California governor signed Senate Bill (“SB”) 113, which was retroactive to January 1, 2021. SB 113 removed the limitations from AB 85 on NOL and tax credit usage for the 2023 tax year. These suspensions, and the removal of the limitations, were considered in the preparation of the December 31, 2025, 2024 and 2023 consolidated financial statements.

On March 11, 2021, the United States enacted the American Rescue Plan (“ARP”). The ARP includes provisions extending certain CARES Act provisions, repeals a worldwide interest allocation election, modifies the $1 million executive compensation limitation for years after 2026 and extends the employee retention credit. The Company has evaluated the impact of the ARP and its impact on our consolidated financial statements in the preparation of the December 31, 2025, 2024 and 2023 consolidated financial statements.

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

Product warranty accrued liabilities totaled $1.1 million and $0.9 million at December 31, 2025 and 2024, respectively, and are included in accounts payable and other accrued expenses. Warranty expense was not material for the years ended December 31, 2025, 2024 and 2023.

Incremental Direct Costs

Incremental direct costs of obtaining a contract (sales commissions) are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. Incremental direct costs were not material for the years ended December 31, 2025, 2024 and 2023.

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

The Company’s stock-based compensation plans are discussed further in Note 17 – Stock-Based Compensation.

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at exchange rates in effect at the end of the reporting period. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $12.9 million, ($4.3) million, and ($1.3) million for the years ended December 31, 2025, 2024 and 2023, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of income tax disclosures. Notably, the ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, as well as disclosures of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application to each period presented in the financial statements is permitted. We adopted ASU 2023-09 prospectively on January 1, 2025. The adoption of this standard only impacted our disclosures and did not have a significant impact on the Company’s consolidated financial statements.

Accounting Guidance Issued but Not Adopted at December 31, 2025

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under ASU 2025-10, government grants are classified as either grants related to an asset or grants related to income, and recognition is permitted only when it is probable that the entity will comply with the conditions attached to the grant and that the grant will be received. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There was no single customer that represented more than 10% of net accounts receivable at December 31, 2025 and 2024.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany and China. During the years ended December 31, 2025, 2024 and 2023, the Company had revenue from foreign customers of approximately $44.9 million, $43.2 million and $50.8 million, respectively, which constituted approximately 25.5%, 27.6% and 30.1%, respectively, of total revenue. One customer in our Life Sciences Services reportable segment generated approximately 10.2% of revenue during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, no single customer accounted for over 10% of our total revenue.

Revenue Disaggregation

The Company’s total revenue is comprised of Life Sciences Services revenue and Life Sciences Products revenue. The Company disaggregates Life Sciences Services revenue into BioLogistics Solutions revenue and BioStorage/BioServices revenue. BioLogistics Solutions revenue primarily includes temperature-controlled logistics services, such as transportation, logistics and related support, chain-of-custody and condition monitoring, lab move services, and consulting. BioLogistics Solutions also includes revenue from cryopreservation services (IntegriCell). BioStorage/BioServices revenue primarily includes storage, kitting, labeling, fulfillment, sample management, drug return, and qualified person (QP) drug product release services. Life Sciences Products revenue includes revenue from the sale of cryogenic systems, such as freezers and cryogenic dewars and related ancillary accessories.

The following table presents revenue by major types of revenue for the years ended December 31, 2025, 2024 and 2023, (in thousands):

	December 31,
	2025	2024	2023
BioLogistics Solutions	$78,137	$67,019	$65,905
BioStorage/BioServices	18,360	15,025	13,589
Life Sciences Services	96,497	82,044	79,494
Life Sciences Products	79,680	74,725	89,168
Total revenue	$176,177	$156,769	$168,662

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	December 31,
	2025	2024	2023
Americas	$131,260	$113,545	$117,895
Europe, the Middle East, and Africa (EMEA)	25,134	27,022	27,650
Asia-Pacific (APAC)	19,783	16,202	23,117
Total revenue	$176,177	$156,769	$168,662

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $0.9 million and $1.1 million at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenues of $1.3 million, $0.7 million and $2.1 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at December 31, 2025, and 2024 are net of allowance for credit losses of $1.1 million and $0.9 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Balance of allowance for credit losses, beginning of period	$878	$827
Change in expected credit losses	263	68
Write-offs, net of recoveries	—	(17)
Balance of allowance for credit losses, end of period	$1,141	$878

Note 4. Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, unvested restricted stock units and shares associated with the conversion of the Convertible Senior Notes and the Company’s 4.0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding during the periods, using the treasury stock method or the “if converted” method as applicable.

The following shows the amounts used in computing net income (loss) per share (in thousands except per share data):

	Years Ended December 31,
	2025	2024	2023
Loss from continuing operations	$(33,969)	$(104,708)	$(84,559)
Income (loss) from discontinued operations	$112,270	$(10,048)	$(15,028)
Net income (loss)	$78,301	$(114,756)	$(99,587)
Paid-in-kind dividend on Series C convertible preferred stock	(8,000)	(8,000)	(8,000)
Net income (loss) attributable to common stockholders	$70,301	$(122,756)	$(107,587)
Net loss per share from continuing operations — basic and diluted	$(0.84)	$(2.29)	$(1.90)
Net income (loss) per share from discontinued operations — basic and diluted	$2.24	$(0.20)	$(0.31)
Net income (loss) per share — basic and diluted	$1.40	$(2.49)	$(2.21)
Weighted average common shares issued and outstanding — basic and diluted	50,071,665	49,349,624	48,737,377

The following table sets forth the number of shares excluded from the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Years Ended December 31,
	2025	2024	2023
Stock options	693,285	1,591,819	2,584,400
Restricted stock units	144,430	17,771	19,419
Series C convertible preferred stock	6,382,937	6,133,876	5,894,535
Conversion of 2026 Convertible Senior Notes	1,583,280	1,583,280	3,156,483
Conversion of 2025 Convertible Senior Notes	—	599,954	599,954
	8,803,932	9,926,700	12,254,791

Note 5. Discontinued Operations

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

The transaction represents a strategic shift that has a major effect on the Company’s operations and financial results, and as a result, the results of the CRYOPDP business were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and Life Sciences Services segment results for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from the CRYOPDP business. The CRYOPDP business was classified as held for sale in our consolidated balance sheets.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the CRYOPDP business classified as held for sale in the consolidated balance sheet (in thousands):

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

The following table presents information regarding certain components of income (loss) from discontinued operations in the consolidated statements of operations (in thousands):

	Years Ended
	December 31,
	2025	2024	2023
Life Sciences Services revenue	$32,161	$71,616	$64,593
Cost of services revenue	(20,992)	(41,642)	(40,594)
Selling, general and administrative	(15,250)	(39,168)	(38,619)
Gain on disposal	116,953	—	—
Other income (expense)	(391)	63	(514)

Pretax income (loss) from discontinued operations	112,481	(9,131)	(15,134)
Provision for income taxes	(211)	(917)	106
Income (loss) from discontinued operations, net	$112,270	$(10,048)	$(15,028)

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the years ended December 31, 2025, 2024 and 2023 included within the consolidated statements of cash flows (in thousands):

	Years Ended
	December 31,
	2025	2024	2023
Operating activities:
Depreciation and amortization	$2,559	$7,192	$5,934
Stock-based compensation expense	966	3,137	2,985
Non-cash operating lease expense	1,316	2,315	2,069
Investing activities:
Purchases of property and equipment	$2,407	$2,183	$3,989
Software development costs	1,142	1,665	1,694

Note 6. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Cash	$42,370	$34,003
Cash equivalents:
Money market mutual fund	208,124	134
Total cash and cash equivalents	250,494	34,137
Short-term investments:
U.S. Treasury notes and bills	19,838	41,948
Mutual funds	99,182	97,675
Corporate debt securities	41,694	76,837
Total short-term investments	160,714	216,460
Cash, cash equivalents and short-term investments	$411,208	$250,597

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at December 31, 2025 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$19,197	$641	$—	$19,838
Corporate debt securities	40,803	891	—	41,694
Total available-for-sale investments	$60,000	$1,532	$—	$61,532

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2025 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$45,664	$46,775
Due after one year through five years	14,336	14,757
Due after five years through ten years	—	—
Total	$60,000	$61,532

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

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2024 (in thousands):

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$19,838	$(567)	$19,838	$(567)
Corporate debt securities	—	—	41,694	(2,901)	41,694	(2,901)
Total	$—	$—	$61,532	$(3,468)	$61,532	$(3,468)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases after the investments were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company generally does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, except in the case of an economic reason, such as the need to support a debt repurchase strategy, or similar capital allocation decision. In such circumstances, the Company may consider selling these investments to optimize its overall capital structure. Absent an economic reason to sell these investments, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at December 31, 2025.

For corporate debt securities, the unrealized losses were primarily caused by interest rate increases after the investments were purchased. The Company generally does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity, except in the case of an economic reason as described above. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, absent an economic reason to sell the investments, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at December 31, 2025.

During the years ended December 31, 2025, 2024 and 2023, we had realized losses of $2.2 million, $4.1 million and $0.1 million on available-for-sale debt securities, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $99.2 million and $97.7 million at December 31, 2025 and 2024, respectively. These investments consist of mutual funds that invest primarily in tax free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during 2025, 2024 and 2023 related to equity securities held at December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Net losses recognized during the period on equity securities	$(203)	$(3,370)	$(3,764)
Less: net gains recognized during the period on equity securities sold during the period	1,709	2,471	5,072
Unrealized gains (losses) recognized during the period on equity securities still held at December 31, 2025, 2024 and 2023	$1,506	$(899)	$1,308

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of December 31, 2025 and 2024 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Money market mutual fund	$208,124	$—	$—	$208,124
Mutual funds	99,182	—	—	99,182
U.S. Treasury notes	19,838	—	—	19,838
Corporate debt securities	41,694	—	—	41,694
	$368,838	$—	$—	$368,838
Liabilities:
Convertible Senior Notes	$—	$185,094	$—	$185,094
Contingent consideration	—	—	629	629
	$—	$185,094	$629	$185,723

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Money market mutual fund	$134	$—	$—	$134
Mutual funds	97,675	—	—	97,675
U.S. Treasury notes	41,948	—	—	41,948
Corporate debt securities	76,837	—	—	76,837
	$216,594	$—	$—	$216,594
Liabilities:
Convertible Senior Notes	$—	$198,217	$—	$198,217
Contingent consideration	—	—	6,559	6,559
	$—	$198,217	$6,559	$204,776

Our equity securities and available-for-sale debt securities, including U.S. treasury notes and corporate debt securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

We carry the Convertible Senior Notes at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present fair value for disclosure purposes only, see Note 12 – Convertible Senior Notes for additional information. We estimate the fair value of the Convertible Senior Notes using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

The following table presents the estimated fair values and the carrying values (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Convertible Senior Notes	$185,094	$176,579	$183,919	$164,525
2025 Convertible Senior Notes	$—	$—	$14,298	$14,125

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

The fair value of the contingent consideration for the Cell&Co and Bluebird Express acquisitions was valued based on unobservable inputs using a Monte Carlo simulation. These inputs included the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility and revenue volatility. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. The contingent consideration was determined to have an aggregate fair value of $0.6 million and $6.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The gains recognized in earnings and the change in net assets related to the contingent consideration at December 31, 2025 were as follows (in thousands):

	Fair Value	Gains	Reclassification	Foreign	Fair Value
	December 31,	recognized in	to current	currency	December 31,
	2024	earnings	payables	adjustment	2025
2021 Acquisitions	$909	$(92)	$(881)	$64	$—
2022 Acquisitions	742	(207)	—	94	629
2023 Acquisitions	4,908	(4,908)	—	—	—
	$6,559	$(5,207)	$(881)	$158	$629

The net gains recognized in earnings have been reported in operating costs and expenses in the consolidated statement of operations for the year ended December 31, 2025.

Note 8. Inventories

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$15,274	$14,616
Work-in-process	1,198	1,116
Finished goods	6,716	5,744
Total	$23,188	$21,476

Note 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Cryogenic shippers and data loggers	$9,566	$9,837
Freezers	11,370	10,034
Furniture and fixtures	2,492	1,876
Computers and software	5,580	5,286
Machinery and equipment	21,265	19,413
Trucks and autos	2,310	1,809
Leasehold improvements	43,153	34,768
Buildings	20,282	6,809
Land	824	813
Fixed assets in process	18,089	27,145
	134,931	117,790
Less accumulated depreciation and amortization	(49,483)	(37,777)
	$85,448	$80,013

Total depreciation and amortization expense related to property and equipment amounted to $12.5  million, $11.0 million and $9.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company leases equipment under finance leases, with a total cost of $2.0 million and $1.5 million as of December 31, 2025 and 2024, respectively, and accumulated amortization of $0.4 million and $0.3 million as of December 31, 2025 and 2024, respectively.

Fixed assets in process primarily relates to $18.1 million of expansion of facilities in the United States, Belgium and France.

Geographic information

Certain geographic information with respect to property and equipment was as follows (in thousands):

	December 31,
	2025	2024
United States	$57,542	$61,460
Belgium	12,108	8,359
France	11,859	6,386
Rest of world (1)	3,939	3,808
Total property and equipment, net	$85,448	$80,013
(1)	No individual country exceeded 10% of our total property and equipment for any period presented.

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Balance at beginning of period
Goodwill	$124,701	$125,958
Accumulated impairment losses	(104,132)	(49,569)
Subtotal	20,569	76,389

Activity during the period
Foreign currency adjustment	1,831	(1,257)
Goodwill impairment charge	—	(54,563)

Balance at end of period
Goodwill	126,532	124,701
Accumulated impairment losses	(104,132)	(104,132)
Total	$22,400	$20,569

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

Intangible Assets

The following table presents our intangible assets as of December 31, 2025 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated	Accumulated	Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	45,363	17,407	—	27,956	7
Customer relationships	125,808	46,026	—	79,782	9
Trade name/trademark	791	256	(265)	270	8
Agent network	—	—	—	—	—
Order backlog	2,600	2,600	—	—	—
Land use rights	2,226	310	—	1,916	32
Patents and trademarks	37,359	221	(8,980)	28,158	—
Total	$214,537	$67,210	$(9,245)	$138,082

The following table presents our intangible assets as of December 31, 2024 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated	Accumulated	Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	43,796	13,248	—	30,548	8
Customer relationships	125,434	37,172	—	88,262	10
Trade name/trademark	791	224	(265)	302	9
Order backlog	2,600	2,600	—	—	—
Land use rights	2,131	240	—	1,891	33
Patents and trademarks	36,125	221	(8,980)	26,924	—
Total	$211,267	$54,095	$(9,245)	$147,927

Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 was $12.7 million, $12.5 million, and $12.2 million, respectively.

Expected future amortization of intangible assets as of December 31, 2025 is as follows (in thousands):

Years Ending December 31,	Amount
2026	$12,540
2027	12,530
2028	12,530
2029	12,417
2030	12,337
Thereafter	44,497
$106,851

Impairment of Trademarks and Trade Names

As part of our interim impairment assessment as of June 30, 2024 described further above, we recorded a $9.0 million impairment charge related to trademarks for our MVE reporting unit, and a $0.3 million impairment charge related to the write-off of Cell&Co’s trade name that is no longer in use as a result of the Company’s global rebranding initiative.

Note 11. Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued salaries and wages	$9,625	$8,280
Accrued paid time off	3,355	2,929
	$12,980	$11,209

Note 12. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Principal amount of 2025 Convertible Senior Notes	$—	$14,344
Principal amount of 2026 Convertible Senior Notes	186,185	186,185
Less: unamortized debt issuance costs	(1,091)	(2,312)
Total carrying value of Convertible Senior Notes, net	185,094	198,217
Less: current portion of carrying value of Convertible Senior Notes, net	(185,094)	(14,298)
Total carrying value of Convertible Senior Notes, net - long-term	$—	$183,919

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Coupon interest	$1,576	$2,644	$3,380
Amortization of debt issuance costs	1,221	1,940	2,526
Total interest expense on Convertible Senior Notes	$2,797	$4,584	$5,906

The 2025 Convertible Senior Notes matured on June 1, 2025, and the 2025 Convertible Senior Notes payable of $14.3 million was repaid upon maturity. The 2026 Convertible Senior Notes payable of $186.2 million are due and payable in December 2026.

2026 Convertible Senior Notes

On November 12, 2021, the Company issued $402.5 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2026, which includes the initial purchasers’ exercise in full of their option to purchase an additional $52.5 million principal amount of the 2026 Convertible Senior Notes, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Convertible Senior Notes are governed by an indenture (the “2026 Indenture”) dated November 12, 2021 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”). The Company received $390.4 million from the offering, net of underwriting discounts and commissions of $12.1 million, and incurred approximately $0.6 million in third-party offering related costs. The 2026 Convertible Senior Notes bear cash interest at a rate of 0.75%, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2022 and will mature on December 1, 2026, unless earlier repurchased, redeemed, or converted in accordance with the terms of the 2026 Convertible Senior Notes. At December 31, 2025, accrued interest of $0.1 million is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. The 2026 Convertible Senior Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Convertible Senior Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The 2026 Convertible Senior Notes contain customary terms and events of default. If an event of default involving bankruptcy, insolvency, or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, the 2026 Convertible Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other event of default (as defined in the 2026 Indenture) occurs and is continuing, then, the Trustee, by notice to the Company, or holders of at least 25% of the aggregate principal amount of the 2026 Convertible Senior Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Convertible Senior Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Convertible Senior Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Convertible Senior Notes. There were no events of default at December 31, 2025.

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

In May 2024, July 2024 and August 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Convertible Senior Notes to repurchase $10.0 million, $15.0 million and $160.0 million, respectively, in aggregate principal amount of the 2026 Convertible Senior Notes for a repurchase price of $8.7 million, $12.9 million and $141.6 million, respectively, plus accrued and unpaid interest. The Company recorded $18.5 million as a net gain on extinguishment of debt on its consolidated statement of operations for the year ended December 31, 2024, which includes the write off of $2.7 million of unamortized debt issuance costs and $0.7 million of transaction expenses. The repurchases of the 2026 Convertible Senior Notes were made pursuant to the Company’s authorized Repurchase Programs (as defined in Note 16). See Note 16 – Stockholders’ Equity for additional information related to the Repurchase Programs.

Following these repurchases, approximately $186.2 million aggregate principal amount of the 2026 Convertible Senior Notes remain outstanding as of December 31, 2025.

2025 Convertible Senior Notes

In May 2020, the Company issued $115.0 million aggregate principal amount of 3.00% Convertible Senior Notes due June 1, 2025. In November 2021, the Company repurchased approximately $100.7 million principal amount of the notes. The remaining $14.3 million principal balance matured on June 1, 2025 and was repaid in full upon maturity. As of December 31, 2025, no 2025 Convertible Senior Notes were outstanding.

Note 13. Leases

The Company has operating leases for corporate offices and certain equipment. These leases have remaining lease terms of less than one year to approximately eleven years, some of which include options to extend the leases for multiple renewal periods of two to ten years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$8,292	$5,707	$5,111
Finance lease cost:
Amortization of right-of-use assets	414	271	163
Interest on finance lease liabilities	101	85	45
	515	356	208
Total lease cost	$8,807	$6,063	$5,319

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,792	$5,312	$4,654
Operating cash flows from finance leases	$492	$320	$195
Financing cash flows from finance leases	$414	$253	$150

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,500	$20,263	$6,689
Finance leases	$388	$421	$858

	December 31,
	2025	2024
Weighted-Average Remaining Lease Term
Operating leases	9.0 years	9.6 years
Finance leases	3.1 years	3.5 years

Weighted-Average Discount Rate
Operating leases	7.1%	7.1%
Finance leases	8.4%	8.3%

Future minimum lease payments under non-cancellable leases that have commenced as of December 31, 2025 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2026	$7,038	$494
2027	6,717	414
2028	5,929	280
2029	5,324	91
2030	5,490	15
Thereafter	29,441	—
Total future minimum lease payments	59,939	1,294
Less: imputed interest	(16,728)	(131)
Total	$43,211	$1,163

	Operating	Finance
Reported as of December 31, 2025	Leases	Leases
Current lease liabilities	$4,133	$422
Noncurrent lease liabilities	39,078	741
Total	$43,211	$1,163

Note 14. Employee Benefit Plans

401(k) Plan

The Company provides a 401(k) Plan to provide retirement and incidental benefits for our eligible U.S. based employees. Employees may contribute up to 100% of their eligible compensation, limited to a maximum annual dollar amount set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 4% per year per person. All matching contributions vest immediately. During the years ended December 31, 2025, 2024 and 2023, we recognized expense of $1.5 million, $1.7 million and $1.3 million, respectively, related to matching contributions.

Note 15. Commitments and Contingencies

Facility and Equipment Leases

We lease various principal facilities which include corporate, global logistics and supply chain centers, biostorage, manufacturing, and research and development facilities under operating leases in the United States, including in Tennessee, California, New Jersey, Texas, and Georgia, and internationally in the Netherlands, Belgium, and France. These lease agreements contain certain scheduled annual rent increases which are accounted for on a straight-line basis. In addition, we lease certain equipment which expires through July 2030, see Note 13 – Leases for additional information.

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

Note 16. Stockholders’ Equity

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

Repurchase Programs

In March 2022, the Company’s Board of Directors authorized a repurchase program (the “2022 Repurchase Program”) through December 31, 2025, authorizing the repurchase of common stock and/or Convertible Senior Notes in the amount of up to $100.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion. The 2022 Repurchase Program expired on December 31, 2025 pursuant to its terms.

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

There were no repurchases of the 2026 Convertible Senior Notes during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company purchased 1,340,608 shares of its common stock under the Repurchase Programs at an average price of $7.45 per share, for an aggregate purchase price of $10.0 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

There were no shares of common stock repurchased during the years ended December 31, 2024 and 2023.

As of December 31, 2025, the Company has approximately $186.2 million in aggregate principal amount of the 2026 Convertible Senior Notes outstanding and has approximately $63.9 million of repurchase authorization available under the 2024 Repurchase Program.

Series C Preferred Stock

The Series C Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). The Series C Preferred Stock has the following rights, preferences and privileges:

Dividend Rights. Holders of the Series C Preferred Stock (the “Holders”) are entitled to dividends at the rate of 4.0% per annum, paid-in-kind, accruing daily and paid quarterly in arrears when and if declared by the Board of Directors. The Holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis. The Company and Holders do not have the option to pay dividends in kind, in cash, or in other form. Paid in-kind dividends for each of the years ended December 31, 2025, 2024 and 2023 were $8.0 million.

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

Common Stock Reserved for Future Issuance

As of December 31, 2025, approximately 14.7 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the 2026 Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	5,699,444
Vesting of restricted stock units	1,083,194
Conversion of Series C Preferred Stock	6,382,937
Conversion of 2026 Convertible Senior Notes	1,583,280
Total shares of common stock reserved for future issuances	14,748,855

Note 17. Stock-Based Compensation

Stock Options

We have five stock incentive plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”), and the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) (collectively, the “Plans”). The 2002 Plan, the 2009 Plan, the 2011 Plan and the 2015 Plan (the “Prior Plans”) have been superseded by the 2018 Plan. In May 2018, the Company’s stockholders approved the 2018 Plan for issuances up to an aggregate of 3,730,179 shares plus 1,269,821 shares that were authorized but unissued under the Prior Plans as of the effective date of the 2018 Plan. In April 2021 and May 2024, the Company’s stockholders approved additional increases of 2,850,000 and 2,500,000 shares, respectively, authorized under the 2018 Plan. The Prior Plans will remain in effect until all awards granted under such Prior Plans have been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such awards, but no awards will be made pursuant to the Prior Plans after the effectiveness of the 2018 Plan. As of December 31, 2025, the Company had 2,437,831 shares available for future awards under the 2018 Plan.

During the years ended December 31, 2025, 2024 and 2023, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	December 31,
	2025	2024	2023
Expected life (years)	3.7 - 4.8	3.8 - 4.9	3.8 - 5.2
Risk-free interest rate	3.6% - 4.0%	3.5% - 4.5%	3.5% - 4.4%
Volatility	74.4% - 82.9%	68.9% - 74.9%	69.9% - 80.0%
Dividend yield	0%	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenue	$1,852	$2,428	$1,961
Selling, general and administrative	7,453	12,839	16,075
Engineering and development	761	1,300	1,787
	$10,066	$16,567	$19,823

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2022	7,340,521	$15.10
Granted (weighted-average fair value of $11.86 per share)	432,990	20.63
Exercised	(407,814)	3.63
Forfeited	(140,877)	24.82
Outstanding — December 31, 2023	7,224,820	15.88
Granted (weighted-average fair value of $7.52 per share)	342,531	13.63
Exercised	(582,170)	4.79
Forfeited	(182,707)	28.47
Outstanding — December 31, 2024	6,802,474	$16.38	—	—
Granted (weighted-average fair value of $4.18 per share)	523,684	6.94	—	—
Exercised	(888,307)	4.47	—	—
Forfeited	(433,573)	23.40	—	—
Expired	(304,834)	18.20	—	—
Outstanding — December 31, 2025	5,699,444	$16.73	3.4	$7,314
Vested (exercisable) — December 31, 2025	5,089,725	$17.38	3.2	$6,272
Expected to vest after December 31, 2025 (unexercisable)	609,719	$11.33	5.7	$1,042
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on December 31, 2025, (the last trading day of the year) which was $9.60 per share.

As of December 31, 2025, there was unrecognized compensation expense of $3.8 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.0 years.

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $2.3 million, $2.4 million and $6.7 million, respectively.

Restricted Stock Units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2022	727,984	$38.32
Granted	667,319	19.8
Share issuance	(228,932)	37.63
Forfeited	(89,742)	29.34
Outstanding — December 31, 2023	1,076,629	$27.73
Granted	460,599	14.26
Share issuance	(355,058)	30.04
Forfeited	(143,079)	23.14
Outstanding — December 31, 2024	1,039,091	$21.75
Granted	689,893	6.51
Share issuance	(394,840)	25.67
Forfeited	(246,931)	17.26
Expired	(4,019)	6.41
Outstanding — December 31, 2025	1,083,194	$11.45

For the years ended December 31, 2025, 2024 and 2023, we recorded stock-based compensation expense on our issued restricted stock units of $6.7 million, $10.7 million and $10.0 million, respectively. As of December 31, 2025, there was unrecognized compensation expense of $8.1 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.2 years.

Note 18. Income Taxes

Loss from continuing operations before provision for income taxes was attributed to the following jurisdictions for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$(28,201)	$(65,787)	$(66,821)
Foreign	(3,969)	(38,562)	(17,393)
	$(32,170)	$(104,349)	$(84,214)

The provision for income taxes consists of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	79	59	73
Foreign	1,470	1,004	1,801
Total current expense	1,549	1,063	1,874

Deferred:
Federal	96	(200)	(278)
State	86	(126)	(423)
Foreign	68	(378)	(828)
Total deferred expense	250	(704)	(1,529)
Total provision for income taxes	$1,799	$359	$345

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are shown below (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$46,233	$51,707
Expenses recognized for granting of options and warrants	3,853	5,391
Interest expense	1,022	430
Unrealized losses	2,390	5,165
Capitalized research & experimentation	385	7,026
R&D tax credit	7,056	4,062
Accrued expenses and reserves	2,648	1,344
Intangibles	1,709	2,140
Goodwill	8,383	9,420
Lease liability	9,033	8,758
Total deferred tax assets	82,712	95,443
Valuation allowance	(74,184)	(86,595)
	$8,528	$8,848
Deferred tax liabilities:
Right-of-use assets	$(8,230)	$(8,321)
Unremitted foreign earnings	(579)	(489)
Total deferred tax liability	(8,809)	(8,810)
Net deferred tax liability	$(281)	$38

Our net deferred tax liability as presented in our consolidated balance sheet consists of the following items (in thousands):

	December 31,
	2025	2024
Deferred tax assets	$1,073	$842
Deferred tax liabilities	(1,354)	(804)
Net deferred tax liability	$(281)	$38

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

The provision for (benefit from) income taxes differs from that computed using the federal statutory rate applied to loss from continuing operations before provision for income taxes for the year ended December 31, 2025 as follows (in thousands):

	December 31, 2025
Computed tax benefit at federal statutory rate	$(6,756)	21.00%
State and local income tax, net of federal income tax effect	130	(0.40)%
Foreign tax effects
Change in France valuation allowance	1,010	(3.14)%
Change in Belgium valuation allowance	1,421	(4.42)%
Other	(59)	0.18%
Tax credits
R&D tax credit	(963)	3.00%
Change in valuation allowance	501	(1.56)%
Non-taxable or non-deductible items	626	(1.94)%
Changes in unrcognized tax benefits	28	(0.09)%
Other
Deferred tax true-ups	1,724	(5.36)%
Expired NOL under IRC Section 382	4,137	(12.86)%
	$1,799	(5.59)%

The provision for (benefit from) income taxes differs from that computed using the federal statutory rate applied to loss from continuing operations before provision for income taxes for the years ended December 31, 2024 and 2023 as follows (in thousands):

	December 31,
	2024	2023
Computed tax benefit at federal statutory rate	$(21,914)	$(17,684)
State tax, net of federal benefit	(53)	(277)
Deferred tax true-ups	727	(540)
Stock compensation	874	1,163
Deemed foreign dividend income	674	1,873
R&D tax credit	146	(793)
Permanent differences and other	(1,036)	(1,677)
Transaction cost	36	210
Executive compensation	47	40
Foreign rate differential from federal statutory rate	(423)	(330)
Impairment of goodwill	5,179	3,614
Contingencies	(341)	(613)
Valuation allowance	16,443	15,359
	$359	$345

At December 31, 2025, the Company has federal and state NOL carryforwards of approximately $143.6 million and $127.7 million, respectively. The federal NOL carryforwards begin to expire in 2032, unless previously utilized, and the state NOL carryforwards will begin to expire in 2028, unless previously utilized. Included in the federal NOL carryforward total is $121.5 million generated after 2017 that can be carried over indefinitely and may be used to offset up to 80% of federal taxable income. At December 31, 2025, the Company has foreign NOL carryforwards of approximately $41.0 million, which begin to expire in 2029. At December 31, 2025, the Company has federal and California research and development tax credits of approximately $4.6 million and $3.2 million, respectively. The federal research tax credit begins to expire in 2037 unless previously utilized and the California research tax credit has no expiration date.

Utilization of the NOL and research and development (“R&D”) carryforwards might be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent capital stock transactions.

During 2025, the Company completed a Section 382 analysis study to determine if any ownership changes had occurred in the past, and to determine the impact any such ownership changes would have on the Company’s ability to utilize its US federal NOL and R&D credit carryforwards.  This period for which this study was performed covered the years 2008 through 2024. Through this study, we determined that the Company had experienced three ownership changes, as defined by Section 382 of the Code, which limit the Company’s ability to use its federal NOL and R&D credit carryforwards accumulated as of the date of each ownership change. Based on this study, we determined that the Company should be able to access all of its federal NOL carryforwards prior to any expiration, with the exception of approximately $19.7 million of these carryforwards which are inaccessible due to these limitations and have thus expired. Additionally, we determined that the Company should be able to access all of its federal R&D credit carryforwards, with the exception of an immaterial amount of these carryforwards which are inaccessible and thus have expired. These federal NOL and R&D credit carryforwards which have expired under the rules of Section 382 of the Code have been removed from the Company’s deferred tax asset, with the corresponding reduction of the valuation allowance.

The Company has not rolled forward the Section 382 analysis study to include 2025. Based on a review of the facts and circumstances, any ownership change in 2025 would not impact the limitations currently applied to the federal NOL and R&D credit carryforwards. Additionally, the Company has not conducted a Section 382 analysis study to determine the impact of the ownership changes on state NOL and R&D credit carryforwards. Based on a review of the facts and circumstances, any potential limitation from the ownership changes should not impact the availability of NOLs and R&D credit carryforwards used in the current year, but may affect their availability in the future. Due to the existence of the valuation allowance, any such state NOL and R&D credit carryforwards that may expire prior to utilization as a result of such limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

Total cash paid for income taxes (net of refunds) for the years ended December 31, 2025, 2024, and 2023 is composed of the following (in thousands):

	December 31,
	2025	2024	2023
U.S. Federal	$—	$—	$—
State	89	71	73
Foreign
China	531	538	450
Germany	1,319	147	156
Other	—	—	31
	$1,939	$756	$710

A reconciliation of the beginning and ending amounts of unrecognized tax positions for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	December 31,
	2025	2024	2023
Unrecognized tax positions, beginning of period	$3,478	$2,889	$3,474
Gross increase – current period tax positions	151	110	133
Gross decrease – prior period tax positions	(705)	—	(718)
Gross increase – prior period tax positions	—	479	—
Expiration of statute of limitations	—	—	—
Unrecognized tax positions, end of period	$2,924	$3,478	$2,889

If recognized, none of the unrecognized tax positions would impact the Company’s income tax benefit or effective tax rate as long as the Company’s deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax positions within the next 12 months.

We recognize interest accrued related to unrecognized tax benefits (“UTBs”) and penalties as income tax expense. As of December 31, 2025, we have an immaterial accrual for interest in our consolidated balance sheet.

Due to the NOL carryforwards, the U.S. federal and state returns remain open to examination by the Internal Revenue Service and state taxing jurisdictions for all years beginning with the year ended March 31, 2006. Our foreign subsidiaries are generally subject to examination three years following the year on which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company does not have any foreign subsidiaries currently under audit by their local income tax authorities.

Note 19. Segment Reporting

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

We have two operating segments that are aggregated under our Life Sciences Services reportable segment, which provides temperature-controlled logistics, biostorage, bioservices and cryopreservation services within the life science industry through direct sales. Revenue from this reportable segment is primarily comprised of Life Sciences Services revenue and includes certain immaterial revenue from the sale of accessories that constitute Life Sciences Products revenue. The Company’s Life Sciences Products reportable segment manufactures and sells cryogenic systems, such as freezers and cryogenic dewars and related ancillary accessories used in the storage and transport of life science commodities through direct sales or a distribution network. Revenue from this reportable segment is exclusively Life Sciences Products revenue.

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

Information about our segments is as follows (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total
Revenue from external customers [1]	$101,028	$75,149	$176,177	$85,335	$71,434	$156,769	$81,188	$87,474	$168,662
Intersegment revenue	1,117	622	1,739	640	541	1,181	352	1,475	1,827
	102,145	75,771	177,916	85,975	71,975	157,950	81,540	88,949	170,489
Reconciliation of revenue
Elimination of intersegment revenue			(1,739)			(1,181)			(1,827)
Total consolidated revenue			176,177			156,769			168,662

Less:
Cost of revenue 1, [2]	28,285	30,524		24,751	30,565		27,731	38,092
Employee related expenses	53,545	22,343		49,820	20,966		41,718	22,830
Engineering and development expense [3]	3,523	2,349		4,933	2,119		5,886	2,230
Rent	7,643	765		5,220	773		5,016	922
Other segment items [4]	10,369	5,483		13,731	4,860		15,352	4,680
Adjusted EBITDA for reportable segments	$(1,220)	$14,307	$13,087	$(12,480)	$12,692	$212	$(14,163)	$20,195	$6,032

Corporate overhead costs			(18,866)			(17,983)			(10,147)
Depreciation and amortization expense			(25,153)			(23,565)			(21,553)
Acquisition and integration costs			(75)			(655)			(6,258)
Cost reduction initiatives			(642)			(842)			—
Investment income			9,798			9,895			10,577
Unrealized loss on investments			(702)			(5,038)			1,241
Gain on insurance claim			—			—			2,642
Other non-recurring costs			—			—			(250)
Foreign currency loss			(2,769)			(2,352)			1,355
Interest expense, net			(2,361)			(3,977)			(5,580)
Stock-based compensation expense			(10,066)			(16,567)			(19,824)
Gain on extinguishment of debt, net			—			18,505			5,679
Impairment loss			—			(63,809)			(49,569)
Change in fair value of contingent consideration			5,178			1,827			1,441
Income taxes			(1,799)			(359)			(345)
Other adjustments			401			—			—
Loss from continuing operations			$(33,969)			$(104,708)			$(84,559)

(1) Life Sciences Services segment includes immaterial revenue from external customers and cost of revenue associated with Life Sciences Products revenue and Life Sciences Products cost of products revenue, respectively.

(2) Cost of revenue is exclusive of employee related expenses of $26.2 million, $23.5 million and $24.8 million, depreciation and amortization of $8.2 million, $7.6 million, and $6.4 million, stock-based compensation of $1.9 million, $2.6 million and $2.7 million, and rent of $2.5 million, $2.2 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(3) Engineering and development expense is exclusive of employee related expenses of $10.1 million, $8.9 million and $7.9 million, depreciation and amortization of $0.3 million, $0.4 million and $0.4 million, and stock-based compensation of $0.6 million, $1.3 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(4) Other segment items primarily includes professional services, facility allocations, dues and subscriptions, audit fees, insurance, legal fees, and travel expense.