Form 10-Q
period 2026-03-31
Cryoport, Inc.
filed 2026-05-05
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, there were 50,402,313 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$272,912	$250,494
Short-term investments	130,722	160,714
Accounts receivable, net	39,004	33,359
Inventories	21,750	23,188
Prepaid expenses and other current assets	6,147	8,419
Total current assets	470,535	476,174
Property and equipment, net	89,805	85,448
Operating lease right-of-use assets	39,299	39,720
Intangible assets, net	138,721	138,082
Goodwill	22,137	22,400
Deposits	2,046	2,092
Deferred tax assets	1,066	1,073
Total assets	$763,609	$764,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$15,937	$15,283
Accrued compensation and related expenses	17,007	12,980
Deferred revenue	2,314	943
Current portion of operating lease liabilities	3,641	4,133
Current portion of finance lease liabilities	419	422
Current portion of convertible senior notes, net of discount of $0.8 million and $1.1 million, respectively	185,390	185,094
Current portion of notes payable	159	163
Total current liabilities	224,867	219,018
Notes payable, net of current portion	1,027	1,087
Operating lease liabilities, net of current portion	39,173	39,078
Finance lease liabilities, net of current portion	680	741
Deferred tax liabilities	1,580	1,354
Other long-term liabilities	663	444
Contingent consideration	630	629
Total liabilities	268,620	262,351

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	44,275	42,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,197,906 and 49,850,793 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	50	50
Additional paid-in capital	1,153,304	1,152,680
Accumulated deficit	(699,428)	(688,884)
Accumulated other comprehensive loss	(3,212)	(3,483)
Total stockholders’ equity	494,989	502,638
Total liabilities and stockholders’ equity	$763,609	$764,989

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Life sciences services revenue	$26,898	$22,865
Life sciences products revenue	20,900	18,175
Total revenue	47,798	41,040

Cost of services revenue	13,747	11,920
Cost of products revenue	12,138	10,479
Total cost of revenue	25,885	22,399
Gross margin	21,913	18,641

Operating costs and expenses:
Selling, general and administrative	27,620	21,901
Engineering and development	3,907	3,934
Total operating costs and expenses	31,527	25,835

Loss from operations	(9,614)	(7,194)
Other income (expense):
Investment income	3,090	1,573
Interest expense, net	(432)	(583)
Other expense, net	(2,368)	(300)
Total other income, net	290	690
Loss from continuing operations before provision for income taxes	(9,324)	(6,504)
Provision for income taxes	(108)	(234)
Loss from continuing operations	(9,432)	(6,738)
Loss from discontinued operations, net	(1,112)	(5,243)
Net loss	$(10,544)	$(11,981)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)
Net loss attributable to common stockholders	$(12,544)	$(13,981)
Net loss per share from continuing operations — basic and diluted	$(0.23)	$(0.17)
Net loss per share from discontinued operations — basic and diluted	$(0.02)	$(0.11)
Net loss per share — basic and diluted	$(0.25)	$(0.28)
Weighted average common shares issued and outstanding — basic and diluted	49,897,817	49,947,012

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(10,544)	$(11,981)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale debt securities	18	808
Reclassification of realized loss on available-for-sale debt securities to earnings	1,096	854
Foreign currency translation adjustments	(843)	3,529
Other comprehensive income	271	5,191
Total comprehensive loss	$(10,273)	$(6,790)

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

											Accumulated
	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity

Balance at December 31, 2024	—	$—	—	$—	200,000	$34,275	49,908,254	$50	$1,145,677	$(757,175)	$(20,929)	$401,898
Net loss	—	—	—	—	—	—	—	—	—	(11,981)	—	(11,981)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	5,191	5,191
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,700	—	—	3,700
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	228,077	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	887	—	3	—	—	3
Balance at March 31, 2025	—	$—	—	$—	200,000	$36,275	50,137,218	$50	$1,147,380	$(769,156)	$(15,738)	$398,811

Balance at December 31, 2025	—	$—	—	$—	200,000	$42,275	49,850,793	$50	$1,152,680	$(688,884)	$(3,483)	$502,638
Net loss	—	—	—	—	—	—	—	—	—	(10,544)	—	(10,544)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	271	271
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,395	—	—	2,395
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	229,508	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	117,605	—	229	—	—	229
Balance at March 31, 2026	—	$—	—	$—	200,000	$44,275	50,197,906	$50	$1,153,304	$(699,428)	$(3,212)	$494,989

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(10,544)	$(11,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,402	7,646
Amortization of debt discount	296	320
Non-cash operating lease expense	1,237	1,911
Unrealized (gain) loss on investments in equity securities	1,062	(659)
Realized loss on available-for-sale investments	1,044	851
Stock-based compensation expense	2,395	3,700
Loss on disposal of property and equipment	30	4
Change in credit losses	7	(31)
Excess and obsolete inventory	98	145
Change in contingent consideration	15	(5,183)
Changes in operating assets and liabilities:
Accounts receivable	(5,733)	778
Inventories	1,319	(2,305)
Prepaid expenses and other current assets	2,223	394
Deposits	16	(167)
Operating lease liabilities	(1,212)	(1,288)
Accounts payable and other accrued expenses	(596)	(783)
Accrued compensation and related expenses	4,061	1,633
Deferred revenue	1,379	699
Net deferred tax liability	236	(26)
Net cash provided by (used in) operating activities	3,735	(4,342)

Cash Flows From Investing Activities:
Purchases of property and equipment	(9,981)	(3,168)
Software development costs	—	(555)
Sales/maturities of short-term investments	29,000	10,000
Patent and trademark costs	(301)	(355)
Net cash provided by investing activities	18,718	5,922

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	229	3
Repayment of notes payable	(35)	(37)
Repayment of finance lease liabilities	(109)	(155)
Net cash provided by (used in) financing activities	85	(189)

Effect of exchange rates on cash and cash equivalents	(120)	681
Net change in cash and cash equivalents	22,418	2,072
Cash and cash equivalents — beginning of period	250,494	45,289
Cash and cash equivalents — end of period	$272,912	$47,361

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents from continuing operations	$250,494	$34,137
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	11,152
Total cash and cash equivalents — beginning of period	$250,494	$45,289

Cash and cash equivalents from continuing operations	$272,912	$36,102
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	11,259
Total cash and cash equivalents — end of period	$272,912	$47,361

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$28	$36

Cash paid for income taxes	$502	$408

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$947	$2,286

Net unrealized gain on available-for-sale debt securities	$18	$808

Reclassification of realized gain (loss) on available-for-sale debt securities to earnings	$1,096	$854

Paid-in-kind preferred stock dividend	$2,000	$2,000

Intangible assets included in property and equipment	$3,633	$—

Fixed asset purchases included in accounts payable and accrued liabilities	$1,604	$189

Contingent consideration reclassed to accounts payable and accrued liabilities	$—	$833

Purchase of equipment through finance lease obligation	$57	$39

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As disclosed in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2025, the condensed consolidated statement of operations for the three months ended March 31, 2025 reflects a $2.3 million correction for the reclassification of transaction costs associated with the disposal of the CRYOPDP business from selling, general and administrative expenses to loss from discontinued operations, net. The Company evaluated the materiality of these corrections and concluded that they were not material to the prior period condensed consolidated financial statements.

The following table summarizes the effects of the reclassification by financial statement line item affected (in thousands, except per share data):

	Three Months Ended March 31, 2025
	Previously Reported	Adjustments	As Corrected
Selling, general and administrative	$24,191	$(2,290)	$21,901
Total operating costs and expenses	$28,125	$(2,290)	$25,835
Loss from operations	$(9,484)	$2,290	$(7,194)
Loss from continuing operations before provision for income taxes	$(8,794)	$2,290	$(6,504)
Loss from continuing operations	$(9,028)	$2,290	$(6,738)
Loss from discontinued operations, net	$(2,953)	$(2,290)	$(5,243)
Net loss per share from continuing operations — basic and diluted	$(0.22)	$0.05	$(0.17)
Net loss per share from discontinued operations — basic and diluted	$(0.06)	$(0.05)	$(0.11)

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

The Transaction represents a strategic shift that has a major effect on the Company’s operations and financial results, and as a result, the results of the CRYOPDP business were classified as discontinued operations in our condensed consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from the CRYOPDP business. See Note 6 – Discontinued Operations for additional information about the divestiture of the CRYOPDP business.

The Company is a Nevada corporation and its common stock is traded on the NASDAQ Capital Market exchange under the ticker symbol “CYRX.”

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(0.8) million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05 , “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, “Revenue from Contracts with Customers.” Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in developing an estimate of expected credit losses for current accounts receivable and current contract asset balances as of the balance sheet date will not change for the remaining life of those assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. We adopted ASU 2025-05 on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s allowance for credit losses.

In November 2024, the FASB issued ASU 2024-04 , “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. We adopted ASU 2024-04 on January 1, 2026. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

Accounting Guidance Issued but Not Adopted at March 31, 2026

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There was one customer that accounted for 10.4% of net accounts receivable at March 31, 2026. No other single customer accounted for more than 10% of net accounts receivable at March 31, 2026 and December 31, 2025.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany and China. During the three months ended March 31, 2026 and 2025, the Company had revenue from foreign customers of approximately $12.8 million and $8.8 million, respectively, which constituted approximately 26.9% and 21.6%, respectively, of total revenue. There was one customer that accounted for 10.8% of revenue during the three months ended March 31, 2026. No other single customer generated over 10% of revenue during the three months ended March 31, 2026 and 2025.

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

The following table presents revenue by major types of revenue for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
BioLogistics Solutions	$21,668	$18,531
BioStorage/BioServices	5,230	4,334
Life Sciences Services	26,898	22,865
Life Sciences Products	20,900	18,175
Total revenue	$47,798	$41,040

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Americas	$34,958	$32,195
Europe, the Middle East, and Africa (EMEA)	8,951	5,580
Asia-Pacific (APAC)	3,889	3,265
Total revenue	$47,798	$41,040

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $2.3 million and $0.9 million at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $0.6 million and $0.7 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at March 31, 2026 and December 31, 2025 are net of allowance for credit losses of $1.2 million and $1.1 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Balance of allowance for credit losses, beginning of period	$1,141	$878
Change in expected credit losses	18	263
Write-offs, net of recoveries	—	—
Balance of allowance for credit losses, end of period	$1,159	$1,141

Note 5. Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, unvested restricted stock units and shares associated with the conversion of the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Convertible Senior Notes”), the Company’s 3.0% Convertible Senior Notes due in 2025 (the “2025 Convertible Senior Notes” and together with the 2026 Convertible Senior Notes, the “Convertible Senior Notes”) and the Company’s 4.0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding during the periods, using the treasury stock method or the “if converted” method as applicable.

The following shows the amounts used in computing net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Loss from continuing operations	$(9,432)	$(6,738)
Loss from discontinued operations	(1,112)	(5,243)
Net loss	$(10,544)	$(11,981)
Paid-in-kind dividend on Series C Preferred Stock	(2,000)	(2,000)
Net loss attributable to common stockholders	$(12,544)	$(13,981)
Net loss per share from continuing operations — basic and diluted	$(0.23)	$(0.17)
Net loss per share from discontinued operations — basic and diluted	$(0.02)	$(0.11)
Net loss per share — basic and diluted	$(0.25)	$(0.28)
Weighted average common shares issued and outstanding — basic and diluted	49,897,817	49,947,012

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	March 31,
	2026	2025
Stock options	565,574	779,127
Restricted stock units	357,085	41,918
Series C Preferred Stock	6,446,766	6,195,215
Conversion of 2026 Convertible Senior Notes	1,583,280	1,583,280
Conversion of 2025 Convertible Senior Notes	—	599,954
	8,952,705	9,199,494

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

The following table presents information regarding certain components of loss from discontinued operations in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Life Sciences Services revenue	$—	$17,093
Cost of services revenue	—	(12,396)
Selling, general and administrative	—	(9,838)
Gain (loss) on disposal	(1,112)	—
Other income	—	9
Pretax loss from discontinued operations	(1,112)	(5,132)
Provision for income taxes	—	(111)
Loss from discontinued operations, net	$(1,112)	$(5,243)

Certain components of loss from discontinued operations for the three months ended March 31, 2025 reflect a reclassification of transaction costs associated with the disposal, as disclosed in Note 1 – Management’s Representation and Basis of Presentation.

During the three months ended March 31, 2026, the Company recognized an adjustment to the gain on disposal of $1.1 million resulting from the resolution of an outstanding contingency related to the disposal.

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the three months ended March 31, 2026 and 2025 included within the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Depreciation and amortization	$—	$1,512
Stock-based compensation expense	—	636
Non-cash operating lease expense	—	554
Investing activities:
Purchases of property and equipment	$—	$506
Software development costs	—	369

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Cash	$42,198	$42,370
Cash equivalents:
Money market mutual fund	230,714	208,124
Total cash and cash equivalents	272,912	250,494
Short-term investments:
U.S. Treasury notes and bills	9,908	19,838
Mutual funds	98,120	99,182
Corporate debt securities	22,694	41,694
Total short-term investments	130,722	160,714
Cash, cash equivalents and short-term investments	$403,634	$411,208

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at March 31, 2026 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$9,877	$31	$—	$9,908
Corporate debt securities	22,707	10	(23)	22,694
Total available-for-sale investments	$32,584	$41	$(23)	$32,602

The following table summarizes the amortized cost and fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2026 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$22,811	$22,841
Due after one year through five years	9,773	9,761
Due after five years through ten years	—	—
Total	$32,584	$32,602

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

The following table summarizes the amortized cost and fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2025 (in thousands):

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$9,908	$(645)	$9,908	$(645)
Corporate debt securities	—	—	22,694	(1,710)	22,694	(1,710)
Total	$—	$—	$32,602	$(2,355)	$32,602	$(2,355)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases after the investments were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company generally does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, except in the case of an economic reason, such as the need to support a debt repurchase strategy, or similar capital allocation decision. In such circumstances, the Company may consider selling these investments to optimize its overall capital structure. Absent an economic reason to sell these investments, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at March 31, 2026.

For corporate debt securities, the unrealized losses were primarily caused by interest rate increases after the investments were purchased. The Company generally does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity, except in the case of an economic reason as described above. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, absent an economic reason to sell the investments, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at March 31, 2026.

During the three months ended March 31, 2026 and 2025, we had realized losses of $1.0 million and $0.9 million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $98.1 million at March 31, 2026. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the three months ended March 31, 2026 and 2025 related to equity securities held at March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net losses recognized during the period on equity securities	$(1,062)	$—
Less: net gains recognized during the period on equity securities sold during the period	—	659
Unrealized gains (losses) recognized during the period on equity securities still held at March 31, 2026 and 2025	$(1,062)	$659

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Money market mutual fund	$230,714	$—	$—	$230,714
Mutual funds	98,120	—	—	98,120
U.S. Treasury notes	9,908	—	—	9,908
Corporate debt securities	22,694	—	—	22,694
	$361,436	$—	$—	$361,436
Liabilities:
Convertible Senior Notes	$—	$185,390	$—	$185,390
Contingent consideration	—	—	630	630
	$—	$185,390	$630	$186,020

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Money market mutual fund	$208,124	$—	$—	$208,124
Mutual funds	99,182	—	—	99,182
U.S. Treasury notes	19,838	—	—	19,838
Corporate debt securities	41,694	—	—	41,694
	$368,838	$—	$—	$368,838
Liabilities:
Convertible Senior Notes	$—	$185,094	$—	$185,094
Contingent consideration	—	—	629	629
	$—	$185,094	$629	$185,723

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and corporate debt securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2026.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Convertible Senior Notes	$185,390	$178,470	$185,094	$176,579

Under the terms of the Polar Expres acquisition, contingent consideration may be payable in cash based on the achievement of certain future EBITDA targets during annual periods following the acquisition date for a total of four years, up to a maximum of $2.9 million (undiscounted). The fair value of the contingent consideration was measured at the end of each reporting period using Level 3 inputs. The fair value of the contingent consideration for the Polar Expres acquisition was determined using a probability-weighted discounted cash flow model. The contingent consideration was determined to have an aggregate fair value of $0.6 million and $0.6 million which is reflected as contingent consideration liability in the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Certain assumptions used in estimating the fair value of the contingent consideration are uncertain by nature. Actual results may differ materially from estimates.

The gains recognized in earnings and the change in net assets related to the contingent consideration at March 31, 2026 were as follows (in thousands):

	Fair Value	Gains	Foreign	Fair Value
	December 31,	recognized in	currency	March 31,
	2025	earnings	adjustment	2026
2022 Acquisitions	$629	$15	$(14)	$630

The gains recognized in earnings have been reported in operating costs and expenses in the condensed consolidated statement of operations for the three months ended March 31, 2026.

Note 9. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$13,871	$15,274
Work-in-process	1,572	1,198
Finished goods	6,307	6,716
Total	$21,750	$23,188

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Balance at beginning of period
Goodwill	$126,532	$124,701
Accumulated impairment losses	(104,132)	(104,132)
Subtotal	22,400	20,569

Activity during the period
Foreign currency adjustment	(263)	1,831

Balance at end of period
Goodwill	126,269	126,532
Accumulated impairment losses	(104,132)	(104,132)
Total	$22,137	$22,400

Intangible Assets

The following table presents our intangible assets as of March 31, 2026 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated	Accumulated	Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	48,960	18,408	—	30,552	7
Customer relationships	125,732	48,207	—	77,525	9
Trade name/trademark	791	264	(265)	262	8
Order backlog	2,600	2,600	—	—	—
Land use rights	2,252	329	—	1,923	32
Patents and trademarks	37,660	221	(8,980)	28,459	—
Total	$218,385	$70,419	$(9,245)	$138,721

The following table presents our intangible assets as of December 31, 2025 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated	Accumulated	Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	45,363	17,407	—	27,956	7
Customer relationships	125,808	46,026	—	79,782	9
Trade name/trademark	791	256	(265)	270	8
Order backlog	2,600	2,600	—	—	—
Land use rights	2,226	310	—	1,916	32
Patents and trademarks	37,359	221	(8,980)	28,158	—
Total	$214,537	$67,210	$(9,245)	$138,082

Amortization expense for intangible assets for the three months ended March 31, 2026 and 2025 was $3.1 million and $3.1 million, respectively.

Expected future amortization of intangible assets as of March 31, 2026 is as follows (in thousands):

Years Ending December 31,	Amount
2026 (excluding the three months ended March 31, 2026)	$9,673
2027	12,887
2028	12,887
2029	12,774
2030	12,694
Thereafter	46,303
$107,218

Note 11. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Principal amount of 2026 Convertible Senior Notes	$186,185	$186,185
Less: unamortized debt issuance costs	(795)	(1,091)
Total carrying value of Convertible Senior Notes, net	$185,390	$185,094

The 2026 Convertible Senior Notes payable of $186.2 million are due and payable in December 2026. The 2025 Convertible Senior Notes matured on June 1, 2025.

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Coupon interest	$349	$457
Amortization of debt issuance costs	296	320
Total interest expense on Convertible Senior Notes	$645	$777

See Note 12 – Convertible Senior Notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information related to the Company’s Convertible Senior Notes.

Note 12. Leases

The Company has operating and finance leases for corporate offices and certain equipment. These leases have remaining lease terms of less than one year to approximately thirteen years, some of which include options to extend the leases for multiple renewal periods of two to ten years each. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$1,999	$2,029
Finance lease cost:
Amortization of right-of-use assets	108	84
Interest on finance lease liabilities	22	22
	130	106
Total lease cost	$2,129	$2,135

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,974	$1,398
Operating cash flows from finance leases	$129	$101
Financing cash flows from finance leases	$98	$91

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$947	$356
Finance leases	$63	$39

	March 31,		December 31,
	2026		2025
Weighted-Average Remaining Lease Term
Operating leases	9.1	years	9.0	years
Finance leases	2.9	years	3.1	years

Weighted-Average Discount Rate
Operating leases	7.1%		7.1%
Finance leases	8.4%		8.4%

Future minimum lease payments under non-cancellable leases that have commenced as of March 31, 2026 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2026 (excluding the three months ended March 31, 2026)	$4,934	$371
2027	6,639	426
2028	6,068	293
2029	5,405	102
2030	5,625	21
Thereafter	30,830	3
Total future minimum lease payments	59,501	1,216
Less: imputed interest	(16,687)	(117)
Total	$42,814	$1,099

	Operating	Finance
Reported as of March 31, 2026	Leases	Leases
Current lease liabilities	$3,641	$419
Noncurrent lease liabilities	39,173	680
Total	$42,814	$1,099

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

In August 2024, the Company’s Board of Directors authorized a repurchase program through December 31, 2027, authorizing  the repurchase of common stock and/or Convertible Senior Notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2024 Repurchase Program”). The authorized amount under the 2024 Repurchase Program was in addition to the 2022 Repurchase Program and did not modify the 2022 Repurchase Program.  The size and timing of any repurchases under the 2024 Repurchase Program will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

No shares of common stock or Convertible Senior Notes were repurchased during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the Company has approximately $63.9 million of repurchase authorization available under the 2024 Repurchase Program.

Common Stock Reserved for Future Issuance

As of March 31, 2026, approximately 16.4 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the 2026 Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	6,484,113
Vesting of restricted stock units	1,887,175
Conversion of Series C Preferred Stock	6,446,766
Conversion of 2026 Convertible Senior Notes	1,583,280
Total shares of common stock reserved for future issuances	16,401,334

Note 15. Stock-Based Compensation

Stock Options

During the three months ended March 31, 2026 and 2025, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	March 31,
	2026	2025
Expected life (years)	4.0 - 5.0	3.7 - 4.8
Risk-free interest rate	3.8% - 3.8%	4.0% - 4.0%
Volatility	78.4% - 78.4%	82.9% - 82.9%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$443	$541
Selling, general and administrative	1,757	2,330
Engineering and development	195	193
	$2,395	$3,064

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2025	5,699,444	$16.73	—	—
Granted (weighted-average fair value of $4.82 per share)	1,013,596	8.36	—	—
Exercised	(117,605)	1.95	—	—
Forfeited	(34,793)	19.10	—	—
Expired	(76,529)	20.72	—	—
Outstanding — March 31, 2026	6,484,113	$15.63	3.9	$4,443
Vested (exercisable) — March 31, 2026	4,983,316	$17.61	3.1	$3,865
Expected to vest after March 31, 2026 (unexercisable)	1,500,797	$9.08	6.5	$578
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on March 31, 2026 (the last trading day of the quarter), which was $8.28 per share.

Total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.7 million and $0.0 million, respectively.

As of March 31, 2026, there was unrecognized compensation expense of $7.7 million related to unvested stock options, which we expect to recognize over a weighted average period of 3.2 years.

As of March 31, 2026, the Company had 502,068 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted Stock Units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2025	1,083,194	$11.45
Granted	1,048,817	7.82
Share issuance	(229,508)	15.47
Forfeited	(15,328)	12.42
Expired	—	—
Outstanding — March 31, 2026	1,887,175	$8.94

For the three months ended March 31, 2026 and 2025, we recorded stock-based compensation expense on our issued restricted stock units of $1.5 million and $2.2 million, respectively. As of March 31, 2026, there was unrecognized compensation expense of $14.7 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 3.1 years.

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

Information about our segments is as follows (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total
Revenue from external customers [1]	$27,435	$20,363	$47,798	$23,213	$17,827	$41,040
Intersegment revenue	478	494	972	245	150	395
	27,913	20,857	48,770	23,458	17,977	41,435
Reconciliation of revenue
Elimination of intersegment revenue			(972)			(395)
Total consolidated revenue			47,798			41,040

Less:
Cost of revenue 1, [2]	7,050	9,069		6,660	7,333
Employee related expenses	14,862	5,954		13,051	5,435
Engineering and development expense [3]	202	513		983	412
Rent	1,851	178		1,803	187
Other segment items [4]	4,044	1,476		3,445	1,100
Adjusted EBITDA for reportable segments	$(96)	$3,667	$3,571	$(2,484)	$3,510	$1,026

Corporate overhead costs			(4,182)			(3,845)
Depreciation and amortization expense			(6,402)			(6,134)
Acquisition and integration costs			-			(1)
Cost reduction initiatives			-			(216)
Investment income			3,090			1,573
Unrealized loss on investments			(2,105)			(193)
Foreign currency loss			(454)			(245)
Interest expense, net			(432)			(583)
Stock-based compensation expense			(2,395)			(3,064)
Change in fair value of contingent consideration			(15)			5,178
Income taxes			(108)			(234)
Loss from continuing operations			$(9,432)			$(6,738)

(1) Life Sciences Services segment includes immaterial revenue from external customers and cost of revenue associated with Life Sciences Products revenue and Life Sciences Products cost of products revenue, respectively.

(2) Cost of revenue is exclusive of employee related expenses of $7.5 million and $6.9 million, depreciation and amortization of $2.2 million and $2.0 million, stock-based compensation of $0.4 million and $0.6 million, and rent of $0.6 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

(3) Engineering and development expense is exclusive of employee related expenses of $2.9 million and $2.3 million, stock-based compensation of $0.2 million and $0.2 million, and depreciation and amortization of $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

(4) Other segment items primarily includes professional services, facility allocations, dues and subscriptions, audit fees, insurance, legal fees, and travel expense.

Note 17. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Cryoport,” “Company” and similar terms refer to Cryoport, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity”, or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including potential acquisitions; expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses and our plans related thereto; expectations about future benefits relating to the CRYOPDP divestiture and strategic partnership with DHL (as defined in this Quarterly Report); liquidity and capital resources; assumptions relating to the impairment of assets; plans relating to any repurchase of our common stock and/or convertible notes; projected trends in the markets in which we operate, including the anticipated expansion of the cell and gene therapy market; expectations relating to current supply chain impacts, tariffs, and other trade restrictions; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; plans and expectations regarding the potential or benefits of our existing and future products and technologies; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements, including, but not limited to, risks and uncertainties associated with the effects of changing economic and geopolitical conditions, such as those resulting from the war with Iran, supply chain constraints, inflationary pressures, the effects of foreign currency fluctuations, trends in the products markets, variations in the Company’s cash flow, market acceptance risks, the effects of tariffs and other trade restrictions, and technical development risks. Additional risks and uncertainties relating to the CRYOPDP divestiture include, but are not limited to, the risk that any disruption resulting from the CRYOPDP divestiture may adversely affect our businesses and business relationships, including with employees and suppliers. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”), including those contained in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 5, 2026 (the “2025 Annual Report”), and those reports filed after the date of this Quarterly Report.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of March 31, 2026 (unaudited) and the consolidated balance sheet as of December 31, 2025 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the years ended December 31, 2025, 2024 and 2023, included in the Company’s 2025 Annual Report.

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

Our advanced integrated temperature-controlled supply chain solutions platform is designed to support the global distribution of high-value commercial biologic and cell-based products and therapies regulated by the United States Food and Drug Administration (FDA), the European Medicines Association (EMA) and other international regulatory bodies. Our solutions are also relied upon for the support of pre-clinical, clinical trials, Investigational New Drug Applications (IND), Biologics License Applications (BLA), and New Drug Applications (NDA) with the FDA, as well as global clinical trials initiated in other geographies, where strict regulatory compliance and quality assurance is mandated.

Over the past several years, we have established ourselves as a leading provider of temperature-controlled supply chain solutions supporting the clinical development and commercial launch of cell and gene therapies globally. As of March 31, 2026, we supported 766 clinical trials, of which 91 were in Phase 3, and 21 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and obtain regulatory approval represent a significant long-term revenue opportunity for the Company, as the majority of these therapies require comprehensive, temperature-controlled supply chain solutions and related services at commercial scale. We also expect to retain many of these programs as commercial customers, given our involvement during the clinical trial phase and our track record of innovation and responsiveness to customer needs. Revenue generated from our support of commercial therapies (“Commercial Cell and Gene Therapy revenue”) currently consists of BioLogistics Solutions revenue, BioServices revenue, and Life Sciences Products revenue.

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

On June 11, 2025, the Company completed the previously disclosed divestiture of its specialty courier CRYOPDP business to designated affiliates of DHL Supply Chain International Holding B.V. (“DHL”) for $133.0 million. Pursuant to the terms of the sale and purchase agreement, DHL acquired 100% of the capital stock and voting rights of certain entities conducting business under the trade name “CryoPDP”, including each of PDP Courier Services (USA), Inc., Courier Polar Expres S.L., Advanced Therapy Logistics and Solutions, SAS and Cryo Express GmbH (collectively, the “Transaction”). The Transaction also included the repayment of approximately $77.2 million of outstanding intercompany loans owed by CRYOPDP to the Company. The Company and DHL also entered into certain related transaction agreements at the closing date of the Transaction, including a master partnership agreement, a transition services agreement and other customary agreements. The divestiture and strategic partnership with DHL are expected to enhance the Company’s ability to develop its business, particularly in the EMEA and APAC regions, and to provide differentiated and high-value services aligned with the Company’s long-term growth strategy.

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

We have two reportable segments: Life Sciences Services and Life Sciences Products.  The Company’s Life Sciences Services reportable segment, which aggregates two operating segments (BioLogistics and BioStorage/BioServices), provides temperature-controlled logistics, biostorage, bioservices and cryopreservation services within the life science industry through direct sales. Revenue from this reportable segment is primarily comprised of Life Sciences Services revenue and includes certain immaterial revenue from the sale of accessories that constitute Life Sciences Products revenue. The Company’s Life Sciences Products reportable segment manufactures and sells cryogenic systems, such as freezers and cryogenic dewars and related ancillary accessories used in the storage and transport of life science commodities through direct sales or a distribution network. Revenue from this reportable segment is exclusively Life Sciences Products revenue. See Note 16 – Segment Reporting in our accompanying consolidated financial statements for additional information about our segments.

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Life Sciences Services revenue	$26,898	$22,865	$4,033	17.6%
Life Sciences Products revenue	20,900	18,175	2,725	15.0%
Total revenue	47,798	41,040	6,758	16.5%

Cost of services revenue	(13,747)	(11,920)	(1,827)	15.3%
Cost of products revenue	(12,138)	(10,479)	(1,659)	15.8%
Total cost of revenue	(25,885)	(22,399)	(3,486)	15.6%

Gross margin	21,913	18,641	3,272	17.6%

Selling, general and administrative	(27,620)	(21,901)	(5,719)	26.1%
Engineering and development	(3,907)	(3,934)	27	(0.7%)
Investment income	3,090	1,573	1,517	96.4%
Interest expense, net	(432)	(583)	151	(25.9%)
Other expense, net	(2,368)	(300)	(2,068)	689.3%
Provision for income taxes	(108)	(234)	126	(53.8%)

Loss from continuing operations	(9,432)	(6,738)	(2,694)	40.0%
Loss from discontinued operations, net	(1,112)	(5,243)	4,131	(78.8%)
Net loss	$(10,544)	$(11,981)	$1,437	(12.0%)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net loss attributable to common stockholders	$(12,544)	$(13,981)	$1,437	(10.3%)

Total revenue by type (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
BioLogistics Solutions	$21,668	$18,531	$3,137	16.9%
BioStorage/BioServices	5,230	4,334	896	20.7%
Life Sciences Services	26,898	22,865	4,033	17.6%
Life Sciences Products	20,900	18,175	2,725	15.0%
Total revenue	$47,798	$41,040	$6,758	16.5%

Revenue. Revenue increased by $6.8 million, or 16.5%, from $41.0 million to $47.8 million for the three months ended March 31, 2026, as compared to the same period in 2025.

Revenue by type

Life Sciences Services revenue increased by $4.0 million, or 17.6%, from $22.9 million to $26.9 million for the three months ended March 31, 2026, as compared to the same period in 2025. This increase was driven by year-over-year growth in BioLogistics Solutions revenue and BioStorage/BioServices revenue of 16.9% and 20.7%, respectively, demonstrating strong demand for our services offerings. Commercial Cell and Gene Therapy revenue included in BioLogistics Solutions revenue was $8.6 million for the three months ended March 31, 2026, representing a 19.8% year-over-year increase from $7.2 million in the prior year period. We also continued to gain clinical trial market share with Cryoport supporting a total of 766 clinical trials globally at March 31, 2026, of which 91 of these clinical trials were in phase 3, representing an overall increase of 55 clinical trials from 711 clinical trials at March 31, 2025. Our company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell and gene therapies and our future growth.

Life Sciences Products revenue increased by $2.7 million, or 15.0%, from $18.2 million to $20.9 million for the three months ended March 31, 2026, as compared to the same period in 2025. Life Sciences Products revenue was primarily driven by demand from customers in the EMEA and APAC regions and strong demand from animal health customers in the Americas. Commercial Cell and Gene Therapy revenue included in Life Sciences Products revenue was $0.4 million and $0 for the three months ended March 31, 2026 and 2025, respectively.

Gross margin and cost of revenue. Gross margin for the three months ended March 31, 2026 was 45.8% of total revenue, as compared to 45.4% of total revenue for the three months ended March 31, 2025. Cost of total revenue increased $3.5 million to $25.9 million for the three months ended March 31, 2026, as compared to $22.4 million in the same period in 2025.

Gross margin for our Life Sciences Services revenue was 48.9%, as compared to 47.9% for the three months ended March 31, 2025. Our cost of revenue is primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 41.9%, as compared to 42.3% for the three months ended March 31, 2025. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions (“MVE”) business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $5.7 million, or 26.1% as compared to the same period in 2025. This increase was primarily driven by the release of contingent consideration of $5.2 million in the first quarter of 2025, that did not recur in 2026, and an increase of $1.1 million in wages and associated employee costs. These increases were offset by a decrease of $0.6 million in stock compensation.

Engineering and development expenses. Engineering and development expenses remained flat for the three months ended March 31, 2026, as compared to the same period in 2025. We continue to invest in enhancing and expanding the capabilities of our Cryoport Express®, Cryoport ELITE™ Solutions, and broader portfolio of temperature-controlled services, as well as in advancing our digital and information strategy, including the deployment of generative artificial intelligence (AI). These initiatives are focused on enabling the safe, reliable, and efficient transport and storage of life sciences commodities through innovative, technology-driven solutions.

In parallel, our engineering and development efforts support the ongoing advancement of MVE’s portfolio of cryogenic equipment, including stainless-steel freezers, aluminum dewars, and related ancillary products used in the storage and transport of life sciences materials. Recent developments include the Fusion® 800 Series, built on MVE’s patented Fusion technology, a self-sustaining cryogenic freezer that eliminates the need for a continuous liquid nitrogen (LN₂) supply and is designed for space-constrained environments, as well as the MVE CryoVerse™ Connect controller platform.

We supplement our internal engineering and development capabilities with subject matter experts and external consultants to enhance technical expertise and accelerate development timelines.

Investment Income. Investment income increased by $1.5 million for the three months ended March 31, 2026, as compared to the prior year.

Interest expense. Interest expense decreased by $0.2 million for the three months ended March 31, 2026, as compared to the prior year.

Other expense, net. Other expense, net increased by $2.1 million for the three months ended March 31, 2026, as compared to the prior year. This was primarily due to an increase of $1.9 million in short-term investment net unrealized losses and an increase of $0.2 million in foreign currency loss.

Provision for income taxes. The provision for income taxes decreased by $0.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, resulting in effective tax rates of negative 1.2% and negative 3.6%, respectively. The decrease in tax expense and increase in the effective tax rate for the three months ended March 31, 2026, as compared to the prior year is due to lower taxable foreign earnings. The negative effective tax rate of 1.2% for the three months ended March 31, 2026, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Loss from discontinued operations, net of income tax decreased $4.1 million for the three months ended March 31, 2026, as compared to the same period in 2025. This was due to the CRYOPDP divestiture being completed in the second quarter of 2025.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA from Continuing Operations Reconciliation

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
GAAP loss from continuing operations	$(9,432)	$(6,738)
Non-GAAP adjustments to loss:
Depreciation and amortization expense	6,402	6,134
Acquisition and integration costs	—	1
Cost reduction initiatives	—	216
Investment income	(3,090)	(1,573)
Unrealized loss on investments	2,105	193
Foreign currency loss	454	245
Interest expense, net	432	583
Stock-based compensation expense	2,395	3,064
Change in fair value of contingent consideration	15	(5,178)
Income taxes	108	234
Adjusted EBITDA from continuing operations	$(611)	$(2,819)

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash and cash equivalents of $272.9 million, short-term investments of $130.7 million and working capital of $245.7 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth, and repay our 2026 Convertible Senior Notes. Historically, we have financed our operations primarily through sales of equity securities and debt instruments. Following the divestiture of the CRYOPDP business, we also expect to use the net proceeds from the divestiture for general corporate purposes.

The Company’s management recognizes that the Company may need to obtain additional capital to fund its operations and potential acquisitions until sustained profitable operations are achieved. Additional funding plans may include obtaining additional capital through equity and/or debt funding sources. No assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company. The Company’s management believes that, based on its current plans and assumptions, which include the repayment of the 2026 Convertible Senior Notes at maturity in December 2026, the current cash and cash equivalents on hand, short-term investments, together with projected cash flows, will satisfy our operational and capital requirements for at least the next twelve months.

Cash flows summary

	For the Three Months Ended March 31,
	2026	2025	$ Change

	(in thousands)
Operating activities	$3,735	$(4,342)	$8,077
Investing activities	18,718	5,922	12,796
Financing activities	85	(189)	274
Effect of exchange rate changes on cash and cash equivalents	(120)	681	(801)
Net increase (decrease) in cash and cash equivalents	$22,418	$2,072	$20,346

Operating activities

For the three months ended March 31, 2026, our cash provided by operating activities of $3.7 million reflects the net loss of $10.5 million offset by non-cash expenses of $12.6 million, primarily comprised of $6.4 million of depreciation and amortization, $2.4 million of stock-based compensation, $1.2 million of non-cash operating lease expense, unrealized loss on investments in equity securities of $1.1 million, and loss on available-for-sale investments of $1.0 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items was an increase in accounts receivable of $5.7 million, a decrease in operating lease liabilities of $1.2 million, and a decrease in accounts payable and other accrued expenses of $0.6 million, which were partially offset by an increase in accrued compensation and related expenses of $4.1 million, a decrease in prepaid expenses and other current assets of $2.2 million, an increase in deferred revenue of $1.4 million, and a decrease in inventories of $1.3 million.

Investing activities

Net cash provided by investing activities of $18.7 million during the three months ended March 31, 2026 was primarily due to the maturity of short-term investments of $29.0 million, which was partially offset by facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $10.0 million.

Financing activities

Net cash provided by financing activities totaled $0.1 million during the three months ended March 31, 2026.

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

In August 2024, the Company’s Board of Directors authorized a repurchase program through December 31, 2027, authorizing  the repurchase of common stock and/or Convertible Senior Notes in the amount of up to $200.0 million from time to time, on the open market or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s management at its discretion (the “2024 Repurchase Program”). The authorized amount under the 2024 Repurchase Program was in addition to the 2022 Repurchase Program and did not modify the 2022 Repurchase Program. The size and timing of any repurchases under the 2024 Repurchase Program will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements.

There were no shares of common stock or Convertible Senior Notes that were repurchased during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the Company has approximately $63.9 million of repurchase authorization available under the 2024 Repurchase Program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our short-term and long-term debt. Our short-term and long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2026, the estimated fair value of the 2026 Convertible Senior Notes was $178.5 million. For additional information about the 2026 Convertible Senior Notes, see Note 11 – Convertible Senior Notes in our accompanying condensed consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, Chinese Yuan, and Indian Rupee. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenue and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the three months ended March 31, 2026, revenue from our international business, which accounted for 21% of our consolidated revenue, increased by $0.8 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenue.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of March 31, 2026, of $29.0 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.4 million, $2.9 million, and $5.8 million, respectively, recorded to “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the short-term intercompany loan balances as of March 31, 2026, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $1.7 million, $3.4 million, and $6.9 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, Risk Factors, in the 2025 Annual Report, which could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2026.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

No directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended, during the three months ended March 31, 2026.

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

Cryoport, Inc.

Dated: May 5, 2026

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: May 5, 2026

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer