Form 10-Q
period 2026-06-30
Cryoport, Inc.
filed 2026-08-06
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 50,649,100 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$269,267	$250,494
Short-term investments	127,426	160,714
Accounts receivable, net	36,454	33,359
Inventories	21,506	23,188
Prepaid expenses and other current assets	5,550	8,419
Total current assets	460,203	476,174
Property and equipment, net	94,516	85,448
Operating lease right-of-use assets	40,323	39,720
Intangible assets, net	135,992	138,082
Goodwill	22,068	22,400
Deposits	2,038	2,092
Deferred tax assets	1,064	1,073
Total assets	$756,204	$764,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$16,247	$15,283
Accrued compensation and related expenses	12,186	12,980
Deferred revenue	1,720	943
Current portion of operating lease liabilities	3,937	4,133
Current portion of finance lease liabilities	448	422
Current portion of convertible senior notes, net of discount of $0.5 million and $1.1 million, respectively	185,687	185,094
Current portion of notes payable	159	163
Current portion of contingent consideration	652	—
Total current liabilities	221,036	219,018
Notes payable, net of current portion	985	1,087
Operating lease liabilities, net of current portion	40,076	39,078
Finance lease liabilities, net of current portion	726	741
Deferred tax liabilities	1,850	1,354
Other long-term liabilities	832	444
Contingent consideration	—	629
Total liabilities	265,505	262,351

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	46,275	42,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,648,491 and 49,850,793 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	51	50
Additional paid-in capital	1,154,506	1,152,680
Accumulated deficit	(707,683)	(688,884)
Accumulated other comprehensive loss	(2,450)	(3,483)
Total stockholders’ equity	490,699	502,638
Total liabilities and stockholders’ equity	$756,204	$764,989

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Life sciences services revenue	$27,969	$24,369	$54,867	$47,234
Life sciences products revenue	21,002	21,085	41,902	39,260
Total revenue	48,971	45,454	96,769	86,494

Cost of services revenue	14,008	12,449	27,755	24,369
Cost of products revenue	12,139	11,628	24,277	22,107
Total cost of revenue	26,147	24,077	52,032	46,476
Gross margin	22,824	21,377	44,737	40,018

Operating costs and expenses:
Selling, general and administrative	28,011	26,908	55,631	48,809
Engineering and development	4,852	4,118	8,759	8,052
Total operating costs and expenses	32,863	31,026	64,390	56,861

Loss from operations	(10,039)	(9,649)	(19,653)	(16,843)
Other income (expense):
Investment income	3,132	1,466	6,222	3,039
Interest expense, net	(518)	(618)	(950)	(1,201)
Other expense, net	(325)	(2,939)	(2,693)	(3,239)
Total other income (expense), net	2,289	(2,091)	2,579	(1,401)
Loss from continuing operations before provision for income taxes	(7,750)	(11,740)	(17,074)	(18,244)
Provision for income taxes	(505)	(274)	(613)	(508)
Loss from continuing operations	(8,255)	(12,014)	(17,687)	(18,752)
Income (loss) from discontinued operations, net	—	120,883	(1,112)	115,640
Net income (loss)	$(8,255)	$108,869	$(18,799)	$96,888
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(4,000)	(4,000)
Net income (loss) attributable to common stockholders	$(10,255)	$106,869	$(22,799)	$92,888
Net loss per share from continuing operations — basic and diluted	$(0.20)	$(0.28)	$(0.43)	$(0.45)
Net income (loss) per share from discontinued operations — basic and diluted	$—	$2.41	$(0.02)	$2.31
Net income (loss) per share — basic and diluted	$(0.20)	$2.13	$(0.45)	$1.85
Weighted average common shares issued and outstanding — basic and diluted	50,442,796	50,257,112	50,173,730	50,102,918

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(8,255)	$108,869	$(18,799)	$96,888
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale debt securities	105	365	123	1,173
Reclassification of realized loss on available-for-sale debt securities to earnings	388	1,349	1,484	2,203
Foreign currency translation adjustments	269	8,625	(574)	12,154
Other comprehensive income	762	10,339	1,033	15,530
Total comprehensive income (loss)	$(7,493)	$119,208	$(17,766)	$112,418

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

											Accumulated
	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity

Balance at March 31, 2025	—	$—	—	$—	200,000	$36,275	50,137,218	$50	$1,147,380	$(769,156)	$(15,738)	$398,811
Net income	—	—	—	—	—	—	—	—	—	108,869	—	108,869
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	10,339	10,339
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,374	—	—	2,374
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(628,217)	(1)	—	(4,259)	—	(4,260)
Vesting of restricted stock units	—	—	—	—	—	—	143,494	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	626,064	1	2,946	—	—	2,947
Balance at June 30, 2025	—	$—	—	$—	200,000	$38,275	50,278,559	$50	$1,150,700	$(664,546)	$(5,399)	$519,080

Balance at March 31, 2026	—	$—	—	$—	200,000	$44,275	50,197,906	$50	$1,153,304	$(699,428)	$(3,212)	$494,989
Net loss	—	—	—	—	—	—	—	—	—	(8,255)	—	(8,255)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	762	762
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,402	—	—	2,402
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	186,141	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	264,444	1	800	—	—	801
Balance at June 30, 2026	—	$—	—	$—	200,000	$46,275	50,648,491	$51	$1,154,506	$(707,683)	$(2,450)	$490,699

Balance at December 31, 2024	—	$—	—	$—	200,000	$34,275	49,908,254	$50	$1,145,677	$(757,175)	$(20,929)	$401,898
Net income	—	—	—	—	—	—	—	—	—	96,888	—	96,888
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	15,530	15,530
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,075	—	—	6,075
Paid-in-kind preferred stock dividend	—	—	—	—	—	4,000	—	—	(4,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(628,217)	(1)	—	(4,259)	—	(4,260)
Vesting of restricted stock units	—	—	—	—	—	—	371,571	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	626,951	1	2,948	—	—	2,949
Balance at June 30, 2025	—	$—	—	$—	200,000	$38,275	50,278,559	$50	$1,150,700	$(664,546)	$(5,399)	$519,080

Balance at December 31, 2025	—	$—	—	$—	200,000	$42,275	49,850,793	$50	$1,152,680	$(688,884)	$(3,483)	$502,638
Net loss	—	—	—	—	—	—	—	—	—	(18,799)	—	(18,799)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,033	1,033
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,797	—	—	4,797
Paid-in-kind preferred stock dividend	—	—	—	—	—	4,000	—	—	(4,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	415,649	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	382,049	1	1,029	—	—	1,030
Balance at June 30, 2026	—	$—	—	$—	200,000	$46,275	50,648,491	$51	$1,154,506	$(707,683)	$(2,450)	$490,699

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(18,799)	$96,888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,991	14,942
Amortization of debt discount	594	631
Non-cash operating lease expense	2,438	4,037
Unrealized (gain) loss on investments in equity securities	469	(613)
Realized loss on available-for-sale investments	1,426	1,888
Gain on divested business	—	(120,351)
Stock-based compensation expense	4,797	6,075
Loss on disposal of property and equipment	64	105
Change in credit losses	(40)	48
Excess and obsolete inventory	36	(36)
Change in contingent consideration	48	(5,206)
Changes in operating assets and liabilities:
Accounts receivable	(3,143)	(5,945)
Inventories	1,671	(1,667)
Prepaid expenses and other current assets	2,812	3,188
Deposits	16	(170)
Operating lease liabilities	(2,284)	(2,935)
Accounts payable and other accrued expenses	1,234	(2,594)
Accrued compensation and related expenses	(754)	(1,568)
Deferred revenue	787	519
Net deferred tax liability	503	1,077
Net cash provided by (used in) operating activities	4,866	(11,687)

Cash Flows From Investing Activities:
Purchases of property and equipment	(19,084)	(7,519)
Software development costs	(381)	(2,062)
Proceeds from divested business	—	210,239
Sales/maturities of short-term investments	33,000	36,001
Patent and trademark costs	(630)	(698)
Net cash provided by investing activities	12,905	235,961

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,030	2,950
Repurchase of common stock	—	(4,259)
Repayment of 2025 Convertible Senior Notes	—	(14,344)
Repayment of notes payable	(70)	(80)
Repayment of finance lease liabilities	(222)	(320)
Net cash provided by (used in) financing activities	738	(16,053)

Effect of exchange rates on cash and cash equivalents	264	(10,094)
Net change in cash and cash equivalents	18,773	198,127
Cash and cash equivalents — beginning of period	250,494	45,289
Cash and cash equivalents — end of period	$269,267	$243,416

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents from continuing operations	$250,494	$34,137
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	11,152
Total cash and cash equivalents — beginning of period	$250,494	$45,289

Cash and cash equivalents from continuing operations	$269,267	$243,416
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	—
Total cash and cash equivalents — end of period	$269,267	$243,416

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$754	$921

Cash paid for income taxes	$752	$626

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$3,198	$2,491

Net unrealized gain on available-for-sale debt securities	$123	$1,173

Reclassification of realized gain on available-for-sale debt securities to earnings	$1,484	$2,203

Paid-in-kind preferred stock dividend	$4,000	$4,000

Intangible assets included in property and equipment	$3,633	$—

Fixed asset purchases included in accounts payable and accrued liabilities	$207	$269

Contingent consideration reclassed to accounts payable and accrued liabilities	$—	$869

Purchase of equipment through finance lease obligation	$247	$377

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated financial statements for the three and six months ended June 30, 2025 reflect a $3.7 million correction for an adjustment to goodwill impacting the gain on disposal of the CRYOPDP business, classified as discontinued operations. The condensed consolidated financial statements for the nine months ended September 30, 2025 were not impacted by this change. The Company evaluated the materiality of these corrections and concluded that they were not material to the prior period condensed consolidated financial statements.

The following table summarizes the effects of the correction to discontinued operations by financial statement line item affected (in thousands, except per share data):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Previously Reported	Adjustments	As Corrected	Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statements of Operations:
Income (loss) from discontinued operations, net	$117,194	$3,689	$120,883	$111,951	$3,689	$115,640
Net income (loss)	$105,180	$3,689	$108,869	$93,199	$3,689	$96,888
Net income (loss) attributable to common stockholders	$103,180	$3,689	$106,869	$89,199	$3,689	$92,888
Net income (loss) per share from discontinued operations — basic and diluted	$2.33	$0.08	$2.41	$2.23	$0.08	$2.31
Net income (loss) per share — basic and diluted	$2.05	$0.08	$2.13	$1.78	$0.07	$1.85
Condensed Consolidated Statements of Comprehensive Income (Loss):
Total comprehensive income (loss)	$115,519	$3,689	$119,208	$108,729	$3,689	$112,418
Condensed Consolidated Statements of Cash Flows:
Gain on divested business	$116,662	$3,689	$120,351	$116,662	$3,689	$120,351

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates and the resulting translation gain (loss) adjustments are recognized in other comprehensive income and accumulated as a separate component of stockholders’ equity. Income and expenses are translated at an average exchange rate for the period. The translation gain (loss) adjustment totaled ($0.6) million and $12.2 million for the six months ended June 30, 2026 and 2025, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”)  issued ASU 2025-05 , “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, “Revenue from Contracts with Customers.” Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in developing an estimate of expected credit losses for current accounts receivable and current contract asset balances as of the balance sheet date will not change for the remaining life of those assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. We adopted ASU 2025-05 on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s allowance for credit losses.

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concept Statements,” which amends the Codification to remove references to various FASB Concepts Statements and impacts a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and are not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Entities may apply the guidance either retrospectively to the beginning of the earliest comparative period presented or prospectively to all new or modified transactions recognized on or after the date of adoption. We adopted ASU 2024-02 on January 1, 2025. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

Accounting Guidance Issued but Not Adopted at June 30, 2026

In April 2026, the FASB issued ASU 2026-01, “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock,” which provides guidance regarding the initial measurement of paid-in-kind (“PIK”) dividends on preferred stock classified as permanent or temporary equity. The amendments require that PIK dividends be initially measured based on the PIK dividend rate stated in the preferred stock agreement, such as multiplying a stated dividend rate by the liquidation value of the preferred stock outstanding, rather than at fair value. ASU 2026-01 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There were no customers that accounted for more than 10% of net accounts receivable at June 30, 2026 and December 31, 2025.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, and China. During the three months ended June 30, 2026 and 2025, the Company had revenue from foreign customers of approximately $12.1 million and $12.2 million, respectively, which constituted approximately 24.7% and 26.9%, respectively, of total revenue. There was one customer that accounted for 11.2% of revenue during the three months ended June 30, 2026. No other single customer generated over 10% of revenue during the three months ended June 30, 2026 and 2025.

During the six months ended June 30, 2026 and 2025, the Company had revenue from foreign customers of approximately $24.9 million and $21.1 million, respectively, which constituted approximately 25.8% and 24.4%, respectively, of total revenue. There was one customer that accounted for 11.0% of revenue during the six months ended June 30, 2026. No other single customer generated over 10% of revenue during the six months ended June 30, 2026 and 2025.

Revenue Disaggregation

The Company’s total revenue is comprised of Life Sciences Services revenue and Life Sciences Products revenue. The Company disaggregates Life Sciences Services revenue into BioLogistics Solutions revenue and BioStorage/BioServices revenue. BioLogistics Solutions revenue primarily includes temperature-controlled logistics services, such as transportation, logistics and related support, chain-of-custody and condition monitoring, lab move services, consulting, and cryopreservation services (IntegriCell). BioStorage/BioServices revenue primarily includes storage, kitting, labeling, fulfillment, sample management, drug return, and qualified person (QP) drug product release services. Life Sciences Products revenue includes revenue from the sale of cryogenic systems, such as freezers and cryogenic dewars and related ancillary accessories.

The following table presents revenue by major types of revenue for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
BioLogistics Solutions	$22,359	$19,874	$44,027	$38,404
BioStorage/BioServices	5,610	4,495	10,840	8,830
Life Sciences Services	27,969	24,369	54,867	47,234
Life Sciences Products	21,002	21,085	41,902	39,260
Total revenue	$48,971	$45,454	$96,769	$86,494

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Americas	$36,891	$33,237	$71,849	$65,432
Europe, the Middle East, and Africa (EMEA)	8,032	5,833	16,983	11,413
Asia-Pacific (APAC)	4,048	6,384	7,937	9,649
Total revenue	$48,971	$45,454	$96,769	$86,494

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.7 million and $0.9 million at June 30, 2026 and December 31, 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $0.2 million and $0.1 million, respectively, from the related contract liabilities outstanding as the services were performed. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $0.8 million and $0.8 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at June 30, 2026 and December 31, 2025 are net of allowance for credit losses of $1.1 million and $1.1 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Balance of allowance for credit losses, beginning of period	$1,141	$878
Change in expected credit losses	(21)	263
Write-offs, net of recoveries	—	—
Balance of allowance for credit losses, end of period	$1,120	$1,141

Note 5. Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average common shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, unvested restricted stock units and shares associated with the conversion of the Company’s 0.75% Convertible Senior Notes due in 2026 (the “2026 Convertible Senior Notes”) and the Company’s 4.0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding during the periods, using the treasury stock method or the “if converted” method as applicable.

The following shows the amounts used in computing net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss from continuing operations	$(8,255)	$(12,014)	$(17,687)	$(18,752)
Income (loss) from discontinued operations	—	120,883	(1,112)	115,640
Net income (loss)	$(8,255)	$108,869	$(18,799)	$96,888
Paid-in-kind dividend on Series C Preferred Stock	(2,000)	(2,000)	(4,000)	(4,000)
Net income (loss) attributable to common stockholders	$(10,255)	$106,869	$(22,799)	$92,888
Net loss per share from continuing operations — basic and diluted	$(0.20)	$(0.28)	$(0.43)	$(0.45)
Net income (loss) per share from discontinued operations — basic and diluted	$—	$2.41	$(0.02)	$2.31
Net income (loss) per share — basic and diluted	$(0.20)	$2.13	$(0.45)	$1.85
Weighted average common shares issued and outstanding — basic and diluted	50,442,796	50,257,112	50,173,730	50,102,918

The following table sets forth the number of shares excluded from the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	732,100	521,769	660,485	555,018
Restricted stock units	748,345	1,136,619	522,705	1,136,619
Series C Preferred Stock	6,511,234	6,257,168	6,511,234	6,257,168
Conversion of 2026 Convertible Senior Notes	1,583,280	1,583,280	1,583,280	1,583,280
	9,574,959	9,498,836	9,277,704	9,532,085

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

The following table presents information regarding certain components of income (loss) from discontinued operations in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Life Sciences Services revenue	$—	$15,068	$—	$32,161
Cost of services revenue	—	(8,596)	—	(20,992)
Selling, general and administrative	—	(5,412)	—	(15,250)
Gain (loss) on disposal	—	120,351	(1,112)	120,351
Other expense	—	(400)	—	(391)
Pretax income (loss) from discontinued operations	—	121,011	(1,112)	115,879
Provision for income taxes	—	(128)	—	(239)
Income (loss) from discontinued operations, net	$—	$120,883	$(1,112)	$115,640

Certain components of income (loss) from discontinued operations for the three and six months ended June 30, 2025 reflect an adjustment to the gain on disposal, as disclosed in Note 1 – Management’s Representation and Basis of Presentation.

During the six months ended June 30, 2026, the Company recognized an adjustment to the gain on disposal of $1.1 million resulting from the resolution of an outstanding contingency related to the disposal.

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the six months ended June 30, 2026 and 2025 included within the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Depreciation and amortization	$—	$2,559
Stock-based compensation expense	—	966
Non-cash operating lease expense	—	1,316
Investing activities:
Purchases of property and equipment	$—	$2,407
Software development costs	—	1,142

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Cash	$38,421	$42,370
Cash equivalents:
Money market mutual fund	230,846	208,124
Total cash and cash equivalents	269,267	250,494
Short-term investments:
U.S. Treasury notes and bills	9,953	19,838
Mutual funds	98,712	99,182
Corporate debt securities	18,761	41,694
Total short-term investments	127,426	160,714
Cash, cash equivalents and short-term investments	$396,693	$411,208

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at June 30, 2026 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$9,877	$76	$—	$9,953
Corporate debt securities	18,714	57	(10)	18,761
Total available-for-sale investments	$28,591	$133	$(10)	$28,714

The following table summarizes the amortized cost and fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2026 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$28,591	$28,714
Due after one year through five years	—	—
Due after five years through ten years	—	—
Total	$28,591	$28,714

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$9,953	$(601)	$9,953	$(601)
Corporate debt securities	—	—	18,761	(1,262)	18,761	(1,262)
Total	$—	$—	$28,714	$(1,863)	$28,714	$(1,863)

For U.S. Treasury notes, the unrealized losses were caused by interest rate increases after the investments were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company generally does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, except in the case of an economic reason, such as the need to support a debt repurchase strategy, or similar capital allocation decision. In such circumstances, the Company may consider selling these investments to optimize its overall capital structure. Absent an economic reason to sell these investments, the Company does not consider the U.S. Treasury notes to be other-than-temporarily impaired at June 30, 2026.

For corporate debt securities, the unrealized losses were primarily caused by interest rate increases after the investments were purchased. The Company generally does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity, except in the case of an economic reason as described above. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, absent an economic reason to sell the investments, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at June 30, 2026.

During the three months ended June 30, 2026 and 2025, we had realized losses of $0.4 million and $1.0 million on available-for-sale investments, respectively.

During the six months ended June 30, 2026 and 2025, we had realized losses of $1.4 million and $1.9 million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $98.7 million at June 30, 2026. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the six months ended June 30, 2026 and 2025 related to equity securities held at June 30, 2026 and 2025 are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net gains (losses) recognized during the period on equity securities	$(1,062)	$613
Less: net gains recognized during the period on equity securities sold during the period	593	—
Unrealized gains (losses) recognized during the period on equity securities still held at June 30, 2026 and 2025	$(469)	$613

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Money market mutual fund	$230,846	$—	$—	$230,846
Mutual funds	98,712	—	—	98,712
U.S. Treasury notes	9,953	—	—	9,953
Corporate debt securities	18,761	—	—	18,761
	$358,272	$—	$—	$358,272
Liabilities:
2026 Convertible Senior Notes	$—	$185,687	$—	$185,687
Contingent consideration	—	—	652	652
	$—	$185,687	$652	$186,339

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Money market mutual fund	$208,124	$—	$—	$208,124
Mutual funds	99,182	—	—	99,182
U.S. Treasury notes	19,838	—	—	19,838
Corporate debt securities	41,694	—	—	41,694
	$368,838	$—	$—	$368,838
Liabilities:
2026 Convertible Senior Notes	$—	$185,094	$—	$185,094
Contingent consideration	—	—	629	629
	$—	$185,094	$629	$185,723

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and corporate debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2026.

We carry the 2026 Convertible Senior Notes (see Note 11) at face value less the unamortized discount and issuance costs on our condensed consolidated balance sheets and present fair value for disclosure purposes only. We estimate the fair value of the 2026 Convertible Senior Notes using the net present value of the payments, discounted at an interest rate that is consistent with market and risk-adjusted interest rates, which is a Level 2 input.

The following table presents the estimated fair values and the carrying values (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Convertible Senior Notes	$185,687	$181,361	$185,094	$176,579

Note 9. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$14,303	$15,274
Work-in-process	1,020	1,198
Finished goods	6,183	6,716
Total	$21,506	$23,188

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Balance at beginning of period
Goodwill	$126,532	$124,701
Accumulated impairment losses	(104,132)	(104,132)
Subtotal	22,400	20,569

Activity during the period
Foreign currency adjustment	(332)	1,831

Balance at end of period
Goodwill	126,200	126,532
Accumulated impairment losses	(104,132)	(104,132)
Total	$22,068	$22,400

Intangible Assets

The following table presents our intangible assets as of June 30, 2026 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated	Accumulated	Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	49,155	19,506	—	29,649	6
Customer relationships	125,712	50,353	—	75,359	9
Trade name/trademark	791	272	(265)	254	8
Order backlog	2,600	2,600	—	—	—
Land use rights	2,292	350	—	1,942	32
Patents and trademarks	37,989	221	(8,980)	28,788	—
Total	$218,929	$73,692	$(9,245)	$135,992

The following table presents our intangible assets as of December 31, 2025 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated	Accumulated	Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	45,363	17,407	—	27,956	7
Customer relationships	125,808	46,026	—	79,782	9
Trade name/trademark	791	256	(265)	270	8
Order backlog	2,600	2,600	—	—	—
Land use rights	2,226	310	—	1,916	32
Patents and trademarks	37,359	221	(8,980)	28,158	—
Total	$214,537	$67,210	$(9,245)	$138,082

Amortization expense for intangible assets for the three and six months ended June 30, 2026 was $3.4 million and $6.5 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2025 was $3.1 million and $6.3 million, respectively.

Expected future amortization of intangible assets as of June 30, 2026 is as follows (in thousands):

Years Ending December 31,	Amount
2026 (excluding the six months ended June 30, 2026)	$6,715
2027	13,423
2028	13,423
2029	13,310
2030	13,230
Thereafter	46,555
$106,656

Note 11. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Principal amount of 2026 Convertible Senior Notes	$186,185	$186,185
Less: unamortized debt issuance costs	(498)	(1,091)
Total carrying value of Convertible Senior Notes, net	$185,687	$185,094

The 2026 Convertible Senior Notes payable of $186.2 million are due and payable in December 2026. The 2025 Convertible Senior Notes matured on June 1, 2025.

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Coupon interest	$349	$421	$698	$878
Amortization of debt issuance costs	297	312	594	631
Total interest expense on Convertible Senior Notes	$646	$733	$1,292	$1,509

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

The components of lease cost were as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Operating lease cost	$3,807	$4,125
Finance lease cost:
Amortization of right-of-use assets	225	201
Interest on finance lease liabilities	44	52
	269	253
Total lease cost	$4,076	$4,378

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,806	$3,037
Operating cash flows from finance leases	$267	$239
Financing cash flows from finance leases	$223	$187

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,199	$400
Finance leases	$254	$378

	June 30,		December 31,
	2026		2025
Weighted-Average Remaining Lease Term
Operating leases	8.7	years	9.0	years
Finance leases	2.9	years	3.1	years

Weighted-Average Discount Rate
Operating leases	7.1%		7.1%
Finance leases	7.6%		8.4%

Future minimum lease payments under non-cancellable leases that have commenced as of June 30, 2026 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2026 (excluding the six months ended June 30, 2026)	$3,266	$266
2027	7,327	477
2028	6,678	344
2029	5,840	154
2030	6,054	49
Thereafter	31,191	9
Total future minimum lease payments	60,356	1,299
Less: imputed interest	(16,343)	(125)
Total	$44,013	$1,174

	Operating	Finance
Reported as of June 30, 2026	Leases	Leases
Current lease liabilities	$3,937	$448
Noncurrent lease liabilities	40,076	726
Total	$44,013	$1,174

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

There were no repurchases of the 2026 Convertible Senior Notes during the six months ended June 30, 2026 and 2025.

There were no shares of common stock repurchased during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company purchased 628,217 shares of its common stock under the Repurchase Programs at an average price of $6.76 per share, for an aggregate purchase price of $4.2 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

As of June 30, 2026, the Company has approximately $63.9 million of repurchase authorization available under the 2024 Repurchase Program.

Common Stock Reserved for Future Issuance

As of June 30, 2026, approximately 16.0 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the 2026 Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	6,201,490
Vesting of restricted stock units	1,712,628
Conversion of Series C Preferred Stock	6,511,234
Conversion of 2026 Convertible Senior Notes	1,583,280
Total shares of common stock reserved for future issuances	16,008,632

Note 15. Stock-Based Compensation

Stock Options

During the three and six months ended June 30, 2026 and 2025, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	June 30,
	2026	2025
Expected life (years)	3.8 - 5.0	3.7 - 4.8
Risk-free interest rate	3.8% - 4.2%	4.0% - 4.0%
Volatility	73.7% - 80.3%	74.4% - 82.9%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$433	$446	$875	$983
Selling, general and administrative	1,766	1,407	3,524	3,724
Engineering and development	203	192	398	402
	$2,402	$2,045	$4,797	$5,109

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2025	5,699,444	$16.73	—	—
Granted (weighted-average fair value of $5.15 per share)	1,092,771	8.88	—	—
Exercised	(382,049)	2.70	—	—
Forfeited	(132,147)	18.40	—	—
Expired	(76,529)	20.72	—	—
Outstanding — June 30, 2026	6,201,490	$16.13	3.8	$24,221
Vested (exercisable) — June 30, 2026	4,797,493	$18.10	3.1	$15,016
Expected to vest after June 30, 2026 (unexercisable)	1,403,997	$9.40	6.3	$9,205
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on June 30, 2026 (the last trading day of the quarter), which was $15.70 per share.

Total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $2.9 million and $1.2 million, respectively.

As of June 30, 2026, there was unrecognized compensation expense of $7.5 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.9 years.

As of June 30, 2026, the Company had 4,785,530 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted Stock Units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2025	1,083,194	$11.45
Granted	1,103,788	8.20
Share issuance	(415,649)	13.62
Forfeited	(58,705)	9.95
Expired	—	—
Outstanding — June 30, 2026	1,712,628	$8.88

For the three months ended June 30, 2026 and 2025, we recorded stock-based compensation expense on our issued restricted stock units of $2.1 million and $1.4 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded stock-based compensation expense on our issued restricted stock units of $3.0 million and $3.6 million, respectively. As of June 30, 2026, there was unrecognized compensation expense of $13.6 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.9 years.

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

Information about our segments is as follows (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025			Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total
Revenue from external customers [1]	$28,215	$20,756	$48,971	$25,818	$19,636	$45,454	$55,650	$41,119	$96,769	$49,031	$37,463	$86,494
Intersegment revenue	466	787	1,253	204	357	561	944	1,281	2,225	449	507	956
	28,681	21,543	50,224	26,022	19,993	46,015	56,594	42,400	98,994	49,480	37,970	87,450
Reconciliation of revenue
Elimination of intersegment revenue			(1,253)			(561)			(2,225)			(956)
Total consolidated revenue			48,971			45,454			96,769			86,494

Less:
Cost of revenue [1,2,3]	6,286	9,328		7,180	8,134		13,336	18,397		13,840	15,467
Employee related expenses	15,933	6,062		13,126	5,627		30,795	12,016		26,177	11,062
Engineering and development expense [4,5]	265	408		930	557		467	921		1,913	969
Rent	2,017	167		1,894	186		3,868	345		3,697	373
Other segment items [6]	2,529	1,285		2,946	1,478		6,573	2,761		6,391	2,578
Adjusted EBITDA for reportable segments	$1,651	$4,293	$5,944	$(54)	$4,011	$3,957	$1,555	$7,960	$9,515	$(2,538)	$7,521	$4,983

Corporate overhead costs			(5,569)			(4,871)			(9,751)			(8,716)
Depreciation and amortization expense			(6,589)			(6,249)			(12,991)			(12,383)
Acquisition and integration costs			-			(30)			-			(31)
Cost reduction initiatives			(140)			(266)			(140)			(482)
Investment income			3,132			1,466			6,222			3,039
Unrealized gain (loss) on investments			212			(1,082)			(1,893)			(1,275)
Foreign currency loss			(651)			(2,002)			(1,105)			(2,247)
Interest expense, net			(518)			(618)			(950)			(1,201)
Stock-based compensation expense			(2,402)			(2,045)			(4,797)			(5,109)
Change in fair value of contingent consideration			(27)			-			(42)			5,178
Income taxes			(505)			(274)			(613)			(508)
Other unallocated expenses			(1,142)			-			(1,142)			-
Loss from continuing operations			$(8,255)			$(12,014)			$(17,687)			$(18,752)

(1) Life Sciences Services segment includes immaterial revenue from external customers and cost of revenue associated with Life Sciences Products revenue and Life Sciences Products cost of products revenue, respectively.

(2) Cost of revenue is exclusive of employee related expenses of $8.0 million and $6.9 million, depreciation and amortization of $2.4 million and $2.1 million, stock-based compensation of $0.4 million and $0.5 million, and rent of $0.6 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively.

(3) Cost of revenue is exclusive of employee related expenses of $15.5 million and $13.8 million, depreciation and amortization of $4.6 million and $4.1 million, stock-based compensation of $0.8 million and $1.1 million, and rent of $1.2 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

(4) Engineering and development expense is exclusive of employee related expenses of $3.5 million and $2.4 million, stock-based compensation of $0.2 million and $0.2 million, and depreciation and amortization of $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

(5) Engineering and development expense is exclusive of employee related expenses of $6.4 million and $4.7 million, depreciation and amortization of $0.3 million and $0.2 million, and stock-based compensation of $0.4 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of June 30, 2026 (unaudited) and the consolidated balance sheet as of December 31, 2025 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the years ended December 31, 2025, 2024 and 2023, included in the Company’s 2025 Annual Report.

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

Over the past several years, we have established ourselves as a leading provider of temperature-controlled supply chain solutions supporting the clinical development and commercial launch of cell and gene therapies globally. As of June 30, 2026, we supported 779 clinical trials, of which 94 were in Phase 3, and 22 commercial therapies. We believe regenerative medicine advanced therapies that successfully advance through the clinical trial process and obtain regulatory approval represent a significant long-term revenue opportunity for the Company, as the majority of these therapies require comprehensive, temperature-controlled supply chain solutions and related services at commercial scale. We also expect to retain many of these programs as commercial customers, given our involvement during the clinical trial phase and our track record of innovation and responsiveness to customer needs. Revenue generated from our support of commercial therapies (“Commercial Cell and Gene Therapy revenue”) currently consists of BioLogistics Solutions revenue, BioServices revenue, and Life Sciences Products revenue.

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

We have two reportable segments: Life Sciences Services and Life Sciences Products.  The Company’s Life Sciences Services reportable segment, which aggregates two operating segments (BioLogistics and BioStorage/BioServices), provides temperature-controlled logistics, biostorage, bioservices and cryopreservation services within the life science industry through direct sales. Revenue from this reportable segment is primarily comprised of Life Sciences Services revenue and includes certain immaterial revenue from the sale of accessories that constitute Life Sciences Products revenue. The Company’s Life Sciences Products reportable segment manufactures and sells cryogenic systems, such as freezers and cryogenic dewars and related ancillary accessories used in the storage and transport of life science commodities through direct sales or a distribution network. Revenue from this reportable segment is exclusively Life Sciences Products revenue. See Note 16 – Segment Reporting in our accompanying condensed consolidated financial statements for additional information about our segments.

Results of Operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Life Sciences Services revenue	$27,969	$24,369	$3,600	14.8%
Life Sciences Products revenue	21,002	21,085	(83)	(0.4%)
Total revenue	48,971	45,454	3,517	7.7%

Cost of services revenue	(14,008)	(12,449)	(1,559)	12.5%
Cost of products revenue	(12,139)	(11,628)	(511)	4.4%
Total cost of revenue	(26,147)	(24,077)	(2,070)	8.6%

Gross margin	22,824	21,377	1,447	6.8%

Selling, general and administrative	(28,011)	(26,908)	(1,103)	4.1%
Engineering and development	(4,852)	(4,118)	(734)	17.8%
Investment income	3,132	1,466	1,666	113.6%
Interest expense, net	(518)	(618)	100	(16.2%)
Other expense, net	(325)	(2,939)	2,614	(88.9%)
Provision for income taxes	(505)	(274)	(231)	84.3%

Loss from continuing operations	(8,255)	(12,014)	3,759	(31.3%)
Income from discontinued operations, net	—	120,883	(120,883)	(100.0%)
Net income (loss)	$(8,255)	$108,869	$(117,124)	(107.6%)
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net income (loss) attributable to common stockholders	$(10,255)	$106,869	$(117,124)	(109.6%)

Total revenue by type (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
BioLogistics Solutions	$22,359	$19,874	$2,485	12.5%
BioStorage/BioServices	5,610	4,495	1,115	24.8%
Life Sciences Services	27,969	24,369	3,600	14.8%
Life Sciences Products	21,002	21,085	(83)	(0.4)%
Total revenue	$48,971	$45,454	$3,517	7.7%

Revenue. Revenue increased by $3.5 million, or 7.7%, from $45.5 million to $49.0 million for the three months ended June 30, 2026, as compared to the same period in 2025.

Revenue by type

Life Sciences Services revenue increased by $3.6 million, or 14.8%, from $24.4 million to $28.0 million for the three months ended June 30, 2026, as compared to the same period in 2025. This increase was driven by year-over-year growth in BioLogistics Solutions revenue and BioStorage/BioServices revenue of 12.5% and 24.8%, respectively, demonstrating strong demand for our services offerings. Commercial Cell and Gene Therapy revenue included in Life Sciences Services revenue increased by $1.9 million, or 26.5%, from $7.5 million to $9.4 million for the three months ended June 30, 2026, as compared to the prior period, and included BioLogistics and BioStorage/BioServices revenue of $8.8 million and $0.6 million, respectively, compared to $7.5 million and $0, respectively, in the prior period. We also continued to gain clinical trial market share with Cryoport supporting a total of 779 clinical trials globally at June 30, 2026, of which 94 of these clinical trials were in phase 3, representing an overall increase of 51 clinical trials from 728 clinical trials at June 30, 2025. Revenue from the support of CGT clinical trials was $13.4 million for the three months ended June 30, 2026, representing a 12.6% year-over-year increase from $11.9 million in the prior period. Our Company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell and gene therapies and our future growth.

Life Sciences Products revenue decreased by $0.1 million, or 0.4%, from $21.1 million to $21.0 million for the three months ended June 30, 2026, as compared to the same period in 2025. Life Sciences Products revenue was primarily driven by demand from customers in the Americas region. Commercial Cell and Gene Therapy revenue included in Life Sciences Products revenue was $0 and $1.2 million for the three months ended June 30, 2026 and 2025, respectively.

Gross margin and cost of revenue. Gross margin for the three months ended June 30, 2026 was 46.6% of total revenue, as compared to 47.0% of total revenue for the three months ended June 30, 2025. Cost of total revenue increased $2.1 million, or 8.6%, to $26.1 million for the three months ended June 30, 2026, as compared to $24.1 million in the same period in 2025.

Gross margin for our Life Sciences Services revenue was 49.9%, as compared to 48.9% for the three months ended June 30, 2025. Our cost of services revenue was primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 42.2%, as compared to 44.9% for the three months ended June 30, 2025. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions (“MVE”) business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $1.1 million, or 4.1%, as compared to the same period in 2025. This increase was primarily driven by increases of $0.4 million in stock-based compensation expense, $0.4 million in facility and other overhead allocations, and $0.3 million in wages and associated employee costs.

Engineering and development expenses. Engineering and development expenses increased by $0.7 million, or 17.8%, for the three months ended June 30, 2026, as compared to the same period in 2025. We continue to invest in enhancing and expanding the capabilities of our Cryoport Express®, Cryoport ELITE™ Solutions and broader portfolio of temperature-controlled services, as well as in advancing our digital and information strategy, including the deployment of generative artificial intelligence (AI). These initiatives are focused on enabling the safe, reliable, and efficient transport and storage of life sciences commodities through innovative, technology-driven solutions.

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

Investment income. Investment income increased by $1.7 million for the three months ended June 30, 2026, as compared to the prior year.

Interest expense. Interest expense decreased by $0.1 million for the three months ended June 30, 2026, as compared to the prior year.

Other expense, net. Other expense, net decreased by $2.6 million for the three months ended June 30, 2026, as compared to the prior year. This was primarily due to an increase of $1.3 million in short-term investment net unrealized gains and a decrease of $1.3 million related to foreign currency losses.

Provision for income taxes. The provision for income taxes increased by $0.2 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, resulting in effective tax rates of negative 6.5% and negative 2.3%, respectively. The increase in tax expense and the decrease in the effective tax rate for the three months ended June 30, 2026, as compared to the prior year is primarily due to lower taxable foreign earnings. The effective tax rate of negative 6.5% for the three months ended June 30, 2026, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Income (loss) from discontinued operations, net of income tax decreased $120.9 million for the three months ended June 30, 2026, as compared to the same period in 2025, due to the gain on sale of the CRYOPDP business recorded in discontinued operations in the second quarter of 2025.

Six months ended June 30, 2026 compared to six months ended June 30, 2025:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Life Sciences Services revenue	$54,867	$47,234	$7,633	16.2%
Life Sciences Products revenue	41,902	39,260	2,642	6.7%
Total revenue	96,769	86,494	10,275	11.9%

Cost of services revenue	(27,755)	(24,369)	(3,386)	13.9%
Cost of products revenue	(24,277)	(22,107)	(2,170)	9.8%
Total cost of revenue	(52,032)	(46,476)	(5,556)	12.0%

Gross margin	44,737	40,018	4,719	11.8%

Selling, general and administrative	(55,631)	(48,809)	(6,822)	14.0%
Engineering and development	(8,759)	(8,052)	(707)	8.8%
Investment income	6,222	3,039	3,183	104.7%
Interest expense, net	(950)	(1,201)	251	(20.9%)
Other expense, net	(2,693)	(3,239)	546	(16.9%)
Provision for income taxes	(613)	(508)	(105)	20.7%

Loss from continuing operations	(17,687)	(18,752)	1,065	(5.7%)
Income (loss) from discontinued operations, net	(1,112)	115,640	(116,752)	(101.0%)
Net income (loss)	$(18,799)	$96,888	$(115,687)	(119.4%)
Paid-in-kind dividend on Series C convertible preferred stock	(4,000)	(4,000)	—	—
Net income (loss) attributable to common stockholders	$(22,799)	$92,888	$(115,687)	(124.5%)

Total revenue by type (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
BioLogistics Solutions	$44,027	$38,404	$5,623	14.6%
BioStorage/BioServices	10,840	8,830	2,010	22.8%
Life Sciences Services	54,867	47,234	7,633	16.2%
Life Sciences Products	41,902	39,260	2,642	6.7%
Total revenue	$96,769	$86,494	$10,275	11.9%

Revenue. Revenue increased by $10.3 million, or 11.9%, from $86.5 million to $96.8 million for the six months ended June 30, 2026, as compared to the same period in 2025.

Revenue by type

Life Sciences Services revenue increased by $7.6 million, or 16.2%, from $47.2 million to $54.9 million for the six months ended June 30, 2026, as compared to the same period in 2025. This increase was driven by year-over-year growth in BioLogistics Solutions revenue and BioStorage/BioServices revenue of 14.6% and 22.8%, respectively, demonstrating strong demand for our services offerings. Commercial Cell and Gene Therapy revenue included in Life Sciences Services revenue increased by $3.4 million, or 23.2%, from $14.6 million to $18.0 million for the six months ended June 30, 2026, as compared to the prior period, and included BioLogistics and BioStorage/BioServices revenue of $16.9 million and $1.1 million, respectively, compared to $14.6 million and $0, respectively, in the prior period. We also continued to gain clinical trial market share with Cryoport supporting a total of 779 clinical trials globally at June 30, 2026, of which 94 of these clinical trials were in phase 3, representing an overall increase of 51 clinical trials from 728 clinical trials at June 30, 2025. Revenue from the support of CGT clinical trials was $26.3 million for the six months ended June 30, 2026, representing a 14.8% year-over-year increase from $22.9 million in the prior period. Our Company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of Cell and Gene therapies and our future growth.

Life Sciences Products revenue increased by $2.6 million, or 6.7%, from $39.3 million to $41.9 million for the six months ended June 30, 2026, as compared to the same period in 2025. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships. Life Sciences Products revenue was primarily driven by demand from customers in the EMEA and APAC regions and strong demand from Animal Health customers in the Americas. Commercial Cell and Gene Therapy revenue included in Life Sciences Products revenue was $0.4 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

Gross margin and cost of revenue. Gross margin for the six months ended June 30, 2026 was 46.2% of total revenue, as compared to 46.3% of total revenue for the six months ended June 30, 2025. Cost of total revenue increased $5.6 million to $52.0 million for the six months ended June 30, 2026, as compared to $46.5 million in the same period in 2025.

Gross margin for our Life Sciences Services revenue was 49.4%, as compared to 48.4% for the six months ended June 30, 2025. Our cost of services revenue was primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 42.1%, as compared to 43.7% for the six months ended June 30, 2025. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. In addition, shop supplies, facility maintenance costs and depreciation expense for assets used in the manufacturing process were included in cost of products revenue.

Selling, general and administrative expenses. SG&A expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $6.8 million, or 14.0%, as compared to the same period in 2025. This increase was primarily driven by the release of contingent consideration of $5.2 million in the first quarter of 2025 that did not recur in 2026, and increases of $1.4 million in wages and associated employee costs and $0.2 million in marketing costs.

Engineering and development expenses. Engineering and development expenses increased by $0.7 million, or 8.8%, for the six months ended June 30, 2026, as compared to the same period in 2025. We continue to invest in enhancing and expanding the capabilities of our Cryoport Express®, Cryoport ELITE™ Solutions, and broader portfolio of temperature-controlled services, as well as in advancing our digital and information strategy, including the deployment of generative artificial intelligence (AI). These initiatives are focused on enabling the safe, reliable, and efficient transport and storage of life sciences commodities through innovative, technology-driven solutions.

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

Investment income. Investment income increased by $3.2 million for the six months ended June 30, 2026, as compared to the prior year.

Interest expense. Interest expense decreased by $0.3 million for the six months ended June 30, 2026, as compared to the prior year.

Other expense, net. Other expense, net decreased by $0.5 million for the six months ended June 30, 2026, as compared to the prior year.

Provision for income taxes. The provision for income taxes increased by $0.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, resulting in effective tax rates of negative 3.6% and negative 2.8%, respectively. The increase in tax expense and decrease in the effective tax rate for the six months ended June 30, 2026, as compared to the prior year is primarily due to lower taxable foreign earnings. The effective tax rate of negative 3.6% for the six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Income (loss) from discontinued operations, net of income tax decreased $116.7 million for the six months ended June 30, 2026, as compared to the same period in 2025, due to the gain on sale of the CRYOPDP business recorded in discontinued operations in the second quarter of 2025.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA from Continuing Operations Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
GAAP loss from continuing operations	$(8,255)	$(12,014)	$(17,687)	$(18,752)
Non-GAAP adjustments to loss:
Depreciation and amortization expense	6,589	6,249	12,991	12,383
Acquisition and integration costs	—	30	—	31
Cost reduction initiatives	140	266	140	482
Investment income	(3,132)	(1,466)	(6,222)	(3,039)
Unrealized (gain) loss on investments	(212)	1,082	1,893	1,275
Foreign currency loss	651	2,002	1,105	2,247
Interest expense, net	518	618	950	1,201
Stock-based compensation expense	2,402	2,045	4,797	5,109
Change in fair value of contingent consideration	27	—	42	(5,178)
Income taxes	505	274	613	508
Other adjustments	1,142	—	1,142	—
Adjusted EBITDA from continuing operations	$375	$(914)	$(236)	$(3,733)

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash and cash equivalents of $269.3 million, short-term investments of $127.4 million and had working capital of $239.2 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments in new supply chain initiatives, geographic expansion and technology to support our anticipated growth, and repay our 2026 Convertible Senior Notes. Historically, we have financed our operations primarily through sales of equity securities and debt instruments. Following the divestiture of the CRYOPDP business, we also expect to use the net proceeds from the divestiture for general corporate purposes.

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

Cash flows summary

	For the Six Months Ended June 30,
	2026	2025	$ Change

	(in thousands)
Operating activities	$4,866	$(11,687)	$16,553
Investing activities	12,905	235,961	(223,056)
Financing activities	738	(16,053)	16,791
Effect of exchange rate changes on cash and cash equivalents	264	(10,094)	10,358
Net increase (decrease) in cash and cash equivalents	$18,773	$198,127	$(179,354)

Operating activities

For the six months ended June 30, 2026, our cash provided by operating activities of $4.9 million reflects the net loss of $18.8 million offset by non-cash expenses of $22.8 million primarily comprised of $13.0 million of depreciation and amortization, $4.8 million of stock-based compensation, $2.4 million of non-cash operating lease expense, and a loss on available-for-sale investments of $1.4 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items was an increase in accounts receivable of $3.1 million, a decrease in operating lease liabilities of $2.3 million, and a decrease in accrued compensation and related expenses of $0.8 million, which were partially offset by a decrease in prepaid expenses and other current assets of $2.8 million, a decrease in inventories of $1.7 million, and an increase in accounts payable and other accrued expenses of $1.2 million.

Investing activities

Net cash provided by investing activities of $12.9 million during the six months ended June 30, 2026 was primarily due to the proceeds from the maturity of short-term investments of $33.0 million, which were partially offset by facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $19.1 million.

Financing activities

Net cash provided by financing activities totaled $0.7 million during the six months ended June 30, 2026, primarily comprised of proceeds of $1.0 million from the exercise of stock options, which were partially offset by the repayment of lease liabilities of $0.2 million.

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

There were no repurchases of the 2026 Convertible Senior Notes during the six months ended June 30, 2026 and 2025.

There were no shares repurchased during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company purchased 628,217 shares of its common stock under the Repurchase Programs at an average price of $6.76 per share, for an aggregate purchase price of $4.2 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

As of June 30, 2026, the Company has approximately $186.2 million in aggregate principal amount of the 2026 Convertible Senior Notes outstanding and has approximately $63.9 million of repurchase authorization available under the 2024 Repurchase Program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our short-term and long-term debt. Our short-term and long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2026, the estimated fair value of the 2026 Convertible Senior Notes was $181.4 million. For additional information about the 2026 Convertible Senior Notes, see Note 11 – Convertible Senior Notes in our accompanying condensed consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, and Chinese Yuan. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenue and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the six months ended June 30, 2026, revenue from our international business, which accounted for 19% of our consolidated revenue, increased by $1.1 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenue.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of June 30, 2026 of $27.6 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.4 million, $2.8 million, and $5.5 million, respectively, recorded to “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the short-term intercompany loan balances as of June 30, 2026, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $2.2 million, $4.4 million, and $8.8 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

On May 11, 2026, Mr. Jerrell Shelton, a member of our Board of Directors and our Chairman, President, and Chief Executive Officer, entered into a trading plan, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).  Mr. Shelton’s plan covers the potential sale of up to 500,000 shares of our common stock that were previously acquired from the exercise of stock options or settlement of restricted stock units. Transactions under Mr. Shelton’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Shelton’s plan will terminate on the earlier of March 12, 2027 or the date all shares subject to the plan have been sold.

On May 27, 2026, Mr. Daniel Hancock, a member of our Board of Directors, entered into a trading plan, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Hancock’s plan covers the potential sale of up to 74,379 shares of our common stock to be acquired upon the exercise of stock options. Transactions under Mr. Hancock’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Hancock’s plan will terminate on the earlier of July 30, 2027 or the date all shares subject to the plan have been sold.

No other director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended, during the three months ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit
Index

10.1	Cryoport, Inc. 2018 Omnibus Equity Incentive Plan (as amended, effective June 5, 2026). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 9, 2026.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cryoport, Inc.

Dated: August 6, 2026

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: August 6, 2026

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer