Form 10-Q
period 2026-09-30
Cryoport, Inc.
filed 2026-11-05
CIK 1124524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 50,700,429 shares of the registrant's common stock outstanding.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$279,179	$250,494
Short-term investments	113,897	160,714
Accounts receivable, net	36,004	33,359
Inventories	22,438	23,188
Prepaid expenses and other current assets	5,186	8,419
Total current assets	456,704	476,174
Property and equipment, net	96,367	85,448
Operating lease right-of-use assets	39,473	39,720
Intangible assets, net	133,277	138,082
Goodwill	22,030	22,400
Deposits	1,998	2,092
Deferred tax assets	1,096	1,073
Total assets	$750,945	$764,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$16,347	$15,283
Accrued compensation and related expenses	14,731	12,980
Deferred revenue	1,455	943
Current portion of operating lease liabilities	4,378	4,133
Current portion of finance lease liabilities	448	422
Current portion of convertible senior notes, net of discount of $0.2 million and $1.1 million, respectively	185,986	185,094
Current portion of notes payable	159	163
Current portion of contingent consideration	674	—
Total current liabilities	224,178	219,018
Notes payable, net of current portion	947	1,087
Operating lease liabilities, net of current portion	38,905	39,078
Finance lease liabilities, net of current portion	688	741
Deferred tax liabilities	1,748	1,354
Other long-term liabilities	965	444
Contingent consideration	—	629
Total liabilities	267,431	262,351

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 2,500,000 shares authorized:
Class A convertible preferred stock - $0.001 par value; 800,000 shares authorized; none issued and outstanding	—	—
Class B convertible preferred stock - $0.001 par value; 585,000 shares authorized; none issued and outstanding	—	—
Class C convertible preferred stock - $0.001 par value; 250,000 shares authorized; 200,000 issued and outstanding	48,275	42,275
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,686,032 and 49,850,793 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	51	50
Additional paid-in capital	1,155,220	1,152,680
Accumulated deficit	(718,535)	(688,884)
Accumulated other comprehensive loss	(1,497)	(3,483)
Total stockholders’ equity	483,514	502,638
Total liabilities and stockholders’ equity	$750,945	$764,989

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Life sciences services revenue	$28,564	$24,258	$83,431	$71,492
Life sciences products revenue	21,656	19,975	63,558	59,235
Total revenue	50,220	44,233	146,989	130,727

Cost of services revenue	14,181	12,201	41,936	36,570
Cost of products revenue	12,205	10,707	36,482	32,814
Total cost of revenue	26,386	22,908	78,418	69,384
Gross margin	23,834	21,325	68,571	61,343

Operating costs and expenses:
Selling, general and administrative	27,904	26,734	83,535	75,543
Engineering and development	4,734	4,523	13,493	12,575
Total operating costs and expenses	32,638	31,257	97,028	88,118

Loss from operations	(8,804)	(9,932)	(28,457)	(26,775)
Other income (expense):
Investment income	3,027	3,402	9,249	6,441
Interest expense, net	(517)	(526)	(1,467)	(1,727)
Other income (expense), net	(4,364)	525	(7,057)	(2,714)
Total other income (expense), net	(1,854)	3,401	725	2,000
Loss from continuing operations before provision for income taxes	(10,658)	(6,531)	(27,732)	(24,775)
Provision for income taxes	(194)	(165)	(807)	(673)
Loss from continuing operations	(10,852)	(6,696)	(28,539)	(25,448)
Income (loss) from discontinued operations, net	—	(247)	(1,112)	115,393
Net income (loss)	$(10,852)	$(6,943)	$(29,651)	$89,945
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	(6,000)	(6,000)
Net income (loss) attributable to common stockholders	$(12,852)	$(8,943)	$(35,651)	$83,945
Net loss per share from continuing operations — basic and diluted	$(0.25)	$(0.17)	$(0.69)	$(0.63)
Net income (loss) per share from discontinued operations — basic and diluted	$—	$(0.01)	$(0.02)	$2.30
Net income (loss) per share — basic and diluted	$(0.25)	$(0.18)	$(0.71)	$1.68
Weighted average common shares issued and outstanding — basic and diluted	50,653,987	50,125,268	50,335,554	50,110,450

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(10,852)	$(6,943)	$(29,651)	$89,945
Other comprehensive income, net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	(34)	163	89	1,336
Reclassification of realized loss on available-for-sale debt securities to earnings	676	714	2,160	2,917
Foreign currency translation adjustments	311	454	(263)	12,608
Other comprehensive income	953	1,331	1,986	16,861
Total comprehensive income (loss)	$(9,899)	$(5,612)	$(27,665)	$106,806

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(unaudited)

											Accumulated
	Class A		Class B		Class C						Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid–In Capital	Deficit	Loss	Equity

Balance at June 30, 2025	—	$—	—	$—	200,000	$38,275	50,278,559	$50	$1,150,700	$(664,547)	$(5,399)	$519,079
Net loss	—	—	—	—	—	—	—	—	—	(6,943)	—	(6,943)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,331	1,331
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,526	—	—	2,526
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(483,397)	—	—	(3,745)	—	(3,745)
Vesting of restricted stock units	—	—	—	—	—	—	12,386	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	261,356	—	1,023	—	—	1,023
Balance at September 30, 2025	—	$—	—	$—	200,000	$40,275	50,068,904	$50	$1,152,249	$(675,235)	$(4,068)	$513,271

Balance at June 30, 2026	—	$—	—	$—	200,000	$46,275	50,648,491	$51	$1,154,506	$(707,683)	$(2,450)	$490,699
Net loss	—	—	—	—	—	—	—	—	—	(10,852)	—	(10,852)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	953	953
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,347	—	—	2,347
Paid-in-kind preferred stock dividend	—	—	—	—	—	2,000	—	—	(2,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	11,657	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	25,884	—	367	—	—	367
Balance at September 30, 2026	—	$—	—	$—	200,000	$48,275	50,686,032	$51	$1,155,220	$(718,535)	$(1,497)	$483,514

Balance at December 31, 2024	—	$—	—	$—	200,000	$34,275	49,908,254	$50	$1,145,677	$(757,175)	$(20,929)	$401,898
Net income	—	—	—	—	—	—	—	—	—	89,945	—	89,945
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	16,861	16,861
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,601	—	—	8,601
Paid-in-kind preferred stock dividend	—	—	—	—	—	6,000	—	—	(6,000)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(1,111,614)	1	—	(8,005)	—	(8,004)
Vesting of restricted stock units	—	—	—	—	—	—	383,957	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	888,307	(1)	3,971	—	—	3,970
Balance at September 30, 2025	—	$—	—	$—	200,000	$40,275	50,068,904	$50	$1,152,249	$(675,235)	$(4,068)	$513,271

Balance at December 31, 2025	—	$—	—	$—	200,000	$42,275	49,850,793	$50	$1,152,680	$(688,884)	$(3,483)	$502,638
Net loss	—	—	—	—	—	—	—	—	—	(29,651)	—	(29,651)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,986	1,986
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,143	—	—	7,143
Paid-in-kind preferred stock dividend	—	—	—	—	—	6,000	—	—	(6,000)	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	427,306	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	407,933	1	1,397	—	—	1,398
Balance at September 30, 2026	—	$—	—	$—	200,000	$48,275	50,686,032	$51	$1,155,220	$(718,535)	$(1,497)	$483,514

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(29,651)	$89,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,458	21,357
Amortization of debt discount	892	925
Non-cash operating lease expense	3,260	5,304
Unrealized (gain) loss on investments in equity securities	4,088	(1,663)
Realized loss on available-for-sale investments	1,978	2,283
Gain on divested business	—	(120,047)
Stock-based compensation expense	7,143	8,601
Loss on disposal of property and equipment	164	149
Change in credit losses	230	157
Excess and obsolete inventory	602	110
Change in contingent consideration	72	(5,207)
Changes in operating assets and liabilities:
Accounts receivable	(2,964)	(7,828)
Inventories	215	(2,088)
Prepaid expenses and other current assets	3,177	4,521
Deposits	55	(185)
Operating lease liabilities	(2,962)	(3,967)
Accounts payable and other accrued expenses	1,644	(2,723)
Accrued compensation and related expenses	1,791	(209)
Deferred revenue	523	288
Net deferred tax liability	365	778
Net cash provided by (used in) operating activities	10,080	(9,499)

Cash Flows From Investing Activities:
Purchases of property and equipment	(24,338)	(10,972)
Software development costs	(550)	(2,649)
Proceeds from divested business	—	210,239
Sales/maturities of short-term investments	43,000	54,589
Patent and trademark costs	(1,042)	(940)
Net cash provided by investing activities	17,070	250,267

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,398	3,973
Repurchase of common stock	—	(8,004)
Repayment of 2025 Convertible Senior Notes	—	(14,344)
Repayment of notes payable	(104)	(121)
Repayment of finance lease liabilities	(340)	(425)
Net cash provided by (used in) financing activities	954	(18,921)

Effect of exchange rates on cash and cash equivalents	581	(11,325)
Net change in cash and cash equivalents	28,685	210,522
Cash and cash equivalents — beginning of period	250,494	45,289
Cash and cash equivalents — end of period	$279,179	$255,811

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents from continuing operations	$250,494	$34,137
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	11,152
Total cash and cash equivalents — beginning of period	$250,494	$45,289

Cash and cash equivalents from continuing operations	$279,179	$255,811
Cash and cash equivalents from discontinued operations (included in current assets held for sale)	—	—
Total cash and cash equivalents — end of period	$279,179	$255,811

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$776	$925

Cash paid for income taxes	$1,074	$934

Supplemental Disclosure of Non-Cash Financing Activities:
Operating lease right-of-use assets and operating lease liabilities	$3,182	$5,783

Net unrealized gain on available-for-sale debt securities	$89	$1,336

Reclassification of realized gain on available-for-sale debt securities to earnings	$2,160	$2,916

Paid-in-kind preferred stock dividend	$6,000	$6,000

Intangible assets included in property and equipment	$3,633	$—

Fixed asset purchases included in accounts payable and accrued liabilities	$29	$229

Contingent consideration reclassed to accounts payable and accrued liabilities	$—	$881

Purchase of equipment through finance lease obligation	$330	$388

See accompanying notes to condensed consolidated financial statements.

Cryoport, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Foreign Currency Transactions

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates and the resulting translation gain (loss) adjustments are recognized in other comprehensive income and accumulated as a separate component of stockholders’ equity. Income and expenses are translated at an average exchange rate for the period. The translation gain (loss) adjustment totaled ($0.3) million and $12.6 million for the nine months ended September 30, 2026 and 2025, respectively. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in earnings.

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

Accounting Guidance Issued but Not Adopted at September 30, 2026

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

The Company’s customers are in the biopharma, pharmaceutical, animal health, reproductive medicine, and other life science industries. Consequently, there is a concentration of accounts receivable within these industries, which is subject to normal credit risk. There was one customer that accounted for 13.5% of net accounts receivable at September 30, 2026. No other single customer accounted for more than 10% of net accounts receivable at September 30, 2026 and December 31, 2025.

The Company has revenue from foreign customers primarily in the United Kingdom, France, Germany, and China. During the three months ended September 30, 2026 and 2025, the Company had revenue from foreign customers of approximately $13.2 million and $11.1 million, respectively, which constituted approximately 26.3% and 25.1%, respectively, of total revenue. One customer accounted for 12.1% and 10.8% of revenue during the three months ended September 30, 2026 and 2025, respectively. No other single customer generated over 10% of revenue during the three months ended September 30, 2026 and 2025.

During the nine months ended September 30, 2026 and 2025, the Company had revenue from foreign customers of approximately $38.1 million and $32.2 million, respectively, which constituted approximately 25.9% and 24.6%, respectively, of total revenue. One customer accounted for 11.4% and 10.0% of revenue during the nine months ended September 30, 2026 and 2025, respectively. No other single customer generated over 10% of revenue during the nine months ended September 30, 2026 and 2025.

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

The following table presents revenue by major types of revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
BioLogistics Solutions	$22,522	$19,428	$66,549	$57,832
BioStorage/BioServices	6,042	4,830	16,882	13,660
Life Sciences Services	28,564	24,258	83,431	71,492
Life Sciences Products	21,656	19,975	63,558	59,235
Total revenue	$50,220	$44,233	$146,989	$130,727

Given that the Company’s revenue is generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenue and cash flows. Our geographical revenue, by origin, for the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Americas	$37,003	$33,143	$108,852	$98,575
Europe, the Middle East, and Africa (EMEA)	7,506	6,634	24,489	18,047
Asia-Pacific (APAC)	5,711	4,456	13,648	14,105
Total revenue	$50,220	$44,233	$146,989	$130,727

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Deferred revenue was $1.5 million and $0.9 million at September 30, 2026 and December 31, 2025, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized revenue of less than $0.1 million and $0.1 million, respectively, from the related contract liabilities outstanding as the services were performed. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $0.8 million and $1.0 million, respectively, from the related contract liabilities outstanding as the services were performed.

Credit Losses

Accounts receivable at September 30, 2026 and December 31, 2025 are net of allowance for credit losses of $1.4 million and $1.1 million, respectively. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Balance of allowance for credit losses, beginning of period	$1,141	$878
Change in expected credit losses	237	263
Write-offs, net of recoveries	—	—
Balance of allowance for credit losses, end of period	$1,378	$1,141

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

The following shows the amounts used in computing net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss from continuing operations	$(10,852)	$(6,696)	$(28,539)	$(25,448)
Income (loss) from discontinued operations	—	(247)	(1,112)	115,393
Net income (loss)	$(10,852)	$(6,943)	$(29,651)	$89,945
Paid-in-kind dividend on Series C Preferred Stock	(2,000)	(2,000)	(6,000)	(6,000)
Net income (loss) attributable to common stockholders	$(12,852)	$(8,943)	$(35,651)	$83,945
Net loss per share from continuing operations — basic and diluted	$(0.25)	$(0.17)	$(0.69)	$(0.63)
Net income (loss) per share from discontinued operations — basic and diluted	$—	$(0.01)	$(0.02)	$2.30
Net income (loss) per share — basic and diluted	$(0.25)	$(0.18)	$(0.71)	$1.68
Weighted average common shares issued and outstanding — basic and diluted	50,653,987	50,125,268	50,335,554	50,110,450

The following table sets forth the number of shares excluded from the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	1,231,838	585,764	766,304	705,814
Restricted stock units	894,481	217,028	641,161	92,258
Series C Preferred Stock	6,576,346	6,319,740	6,576,346	6,319,740
Conversion of 2026 Convertible Senior Notes	1,583,280	1,583,280	1,583,280	1,583,280
	10,285,945	8,705,812	9,567,091	8,701,092

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

The following table presents information regarding certain components of income (loss) from discontinued operations in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Life Sciences Services revenue	$—	$—	$—	$32,161
Cost of services revenue	—	—	—	(20,992)
Selling, general and administrative	—	—	—	(15,250)
Gain (loss) on disposal	—	(304)	(1,112)	120,047
Other expense	—	—	—	(391)
Pretax income (loss) from discontinued operations	—	(304)	(1,112)	115,575
Provision for income taxes	—	57	—	(182)
Income (loss) from discontinued operations, net	$—	$(247)	$(1,112)	$115,393

During the nine months ended September 30, 2026, the Company recognized an adjustment to the gain on disposal of $1.1 million resulting from the resolution of an outstanding contingency related to the disposal.

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the nine months ended September 30, 2026 and 2025 included within the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Depreciation and amortization	$—	$2,559
Stock-based compensation expense	—	966
Non-cash operating lease expense	—	1,316
Investing activities:
Purchases of property and equipment	$—	$2,407
Software development costs	—	1,142

Note 7. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Cash	$39,806	$42,370
Cash equivalents:
Money market mutual fund	239,373	208,124
Total cash and cash equivalents	279,179	250,494
Short-term investments:
U.S. Treasury notes and bills	-	19,838
Mutual funds	95,094	99,182
Corporate debt securities	18,803	41,694
Total short-term investments	113,897	160,714
Cash, cash equivalents and short-term investments	$393,076	$411,208

Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security at September 30, 2026 were as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$—	$—	$—	$—
Corporate debt securities	18,714	91	(2)	18,803
Total available-for-sale investments	$18,714	$91	$(2)	$18,803

The following table summarizes the amortized cost and fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2026 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$18,714	$18,803
Due after one year through five years	—	—
Due after five years through ten years	—	—
Total	$18,714	$18,803

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

The following table shows the Company’s gross unrealized losses and fair value of available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury notes	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	18,803	(1,220)	18,803	(1,220)
Total	$—	$—	$18,803	$(1,220)	$18,803	$(1,220)

For corporate debt securities, the unrealized losses were primarily caused by interest rate increases after the investments were purchased. The Company generally does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity, except in the case of an economic reason as described above. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, absent an economic reason to sell the investments, the Company does not consider the corporate debt securities to be other-than-temporarily impaired at September 30, 2026.

During the three months ended September 30, 2026 and 2025, we had realized losses of $0.6 million and $0.4 million on available-for-sale investments, respectively.

During the nine months ended September 30, 2026 and 2025, we had realized losses of $2.0 million and $2.3 million on available-for-sale investments, respectively.

Equity Investments

We held investments in equity securities with readily determinable fair values of $95.1 million at September 30, 2026. These investments consist of mutual funds that invest primarily in tax-free municipal bonds and treasury inflation protected securities.

Unrealized gains (losses) during the nine months ended September 30, 2026 and 2025 related to equity securities held at September 30, 2026 and 2025 are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net losses recognized during the period on equity securities	$(4,680)	$(46)
Less: net gains recognized during the period on equity securities sold during the period	592	1,709
Unrealized gains (losses) recognized during the period on equity securities still held at September 30, 2026 and 2025	$(4,088)	$1,663

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

The carrying values of our assets that are required to be measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 approximate fair value because of our ability to immediately convert these instruments into cash with minimal expected change in value which are classified in the table below in one of the three categories of the fair value hierarchy described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Money market mutual fund	$239,373	$—	$—	$239,373
Mutual funds	95,094	—	—	95,094
U.S. Treasury notes	-	—	—	-
Corporate debt securities	18,803	—	—	18,803
	$353,270	$—	$—	$353,270
Liabilities:
2026 Convertible Senior Notes	$—	$185,986	$—	$185,986
Contingent consideration	—	—	674	674
	$—	$185,986	$674	$186,660

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Money market mutual fund	$208,124	$—	$—	$208,124
Mutual funds	99,182	—	—	99,182
U.S. Treasury notes	19,838	—	—	19,838
Corporate debt securities	41,694	—	—	41,694
	$368,838	$—	$—	$368,838
Liabilities:
2026 Convertible Senior Notes	$—	$185,094	$—	$185,094
Contingent consideration	—	—	629	629
	$—	$185,094	$629	$185,723

Our equity securities and available-for-sale debt securities, including U.S. Treasury notes and corporate debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2026.

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

The following table presents the estimated fair values and the carrying values (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Convertible Senior Notes	$185,986	$184,433	$185,094	$176,579

Note 9. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$15,121	$15,274
Work-in-process	878	1,198
Finished goods	6,439	6,716
Total	$22,438	$23,188

Note 10. Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Balance at beginning of period
Goodwill	$126,532	$124,701
Accumulated impairment losses	(104,132)	(104,132)
Subtotal	22,400	20,569

Activity during the period
Foreign currency adjustment	(370)	1,831

Balance at end of period
Goodwill	126,162	126,532
Accumulated impairment losses	(104,132)	(104,132)
Total	$22,030	$22,400

Intangible Assets

The following table presents our intangible assets as of September 30, 2026 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated	Accumulated	Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	49,320	20,601	—	28,719	6
Customer relationships	125,701	52,537	—	73,164	8
Trade name/trademark	791	280	(265)	246	8
Order backlog	2,600	2,600	—	—	—
Land use rights	2,318	370	—	1,948	32
Patents and trademarks	38,401	221	(8,980)	29,200	—
Total	$219,521	$76,999	$(9,245)	$133,277

The following table presents our intangible assets as of December 31, 2025 (in thousands):

					Weighted
				Net	Average
	Gross	Accumulated	Accumulated	Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (years)
Non-compete agreement	$390	$390	$—	$—	—
Technology	45,363	17,407	—	27,956	7
Customer relationships	125,808	46,026	—	79,782	9
Trade name/trademark	791	256	(265)	270	8
Order backlog	2,600	2,600	—	—	—
Land use rights	2,226	310	—	1,916	32
Patents and trademarks	37,359	221	(8,980)	28,158	—
Total	$214,537	$67,210	$(9,245)	$138,082

Amortization expense for intangible assets for the three and nine months ended September 30, 2026 was $3.3 million and $9.8 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2025 was $3.2 million and $9.5 million, respectively.

Expected future amortization of intangible assets as of September 30, 2026 is as follows (in thousands):

Years Ending December 31,	Amount
2026 (excluding the nine months ended September 30, 2026)	$3,338
2027	13,346
2028	13,346
2029	13,233
2030	13,153
Thereafter	46,534
$102,950

Note 11. Convertible Senior Notes

Convertible Senior Notes payable consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Principal amount of 2026 Convertible Senior Notes	$186,185	$186,185
Less: unamortized debt issuance costs	(199)	(1,091)
Total carrying value of Convertible Senior Notes, net	$185,986	$185,094

The 2026 Convertible Senior Notes payable of $186.2 million are due and payable in December 2026. The Company’s previously outstanding 3.0% Convertible Senior Notes due in 2025 (the “2025 Convertible Senior Notes” and together with the 2026 Convertible Senior Notes, the “Convertible Senior Notes”) matured on June 1, 2025.

Interest expense incurred in connection with the Convertible Senior Notes consisted of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Coupon interest	$349	$349	$1,047	$1,227
Amortization of debt issuance costs	298	294	892	925
Total interest expense on Convertible Senior Notes	$647	$643	$1,939	$2,152

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

The components of lease cost were as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Operating lease cost	$5,724	$6,265
Finance lease cost:
Amortization of right-of-use assets	345	307
Interest on finance lease liabilities	66	77
	411	384
Total lease cost	$6,135	$6,649

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,697	$5,015
Operating cash flows from finance leases	$408	$364
Financing cash flows from finance leases	$340	$310

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,182	$3,972
Finance leases	$338	$388

	September 30,		December 31,
	2026		2025
Weighted-Average Remaining Lease Term
Operating leases	8.5	years	9.0	years
Finance leases	2.9	years	3.1	years

Weighted-Average Discount Rate
Operating leases	7.1%		7.1%
Finance leases	7.6%		8.4%

Future minimum lease payments under non-cancellable leases that have commenced as of September 30, 2026 were as follows (in thousands):

	Operating	Finance
Years Ending December 31	Leases	Leases
2026 (excluding the nine months ended September 30, 2026)	$1,776	$133
2027	7,329	497
2028	6,675	365
2029	5,837	175
2030	6,050	68
Thereafter	31,187	18
Total future minimum lease payments	58,854	1,256
Less: imputed interest	(15,571)	(120)
Total	$43,283	$1,136

	Operating	Finance
Reported as of September 30, 2026	Leases	Leases
Current lease liabilities	$4,378	$448
Noncurrent lease liabilities	38,905	688
Total	$43,283	$1,136

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

There were no repurchases of the 2026 Convertible Senior Notes during the nine months ended September 30, 2026 and 2025.

There were no shares of common stock repurchased during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company purchased 1,111,614 shares of its common stock under the Repurchase Programs at an average price of $7.18 per share, for an aggregate purchase price of $8.0 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

As of September 30, 2026, the Company has approximately $63.9 million of repurchase authorization available under the 2024 Repurchase Program.

Common Stock Reserved for Future Issuance

As of September 30, 2026, approximately 16.1 million shares of common stock were issuable upon vesting, conversion or exercise, as applicable, of stock options, restricted stock units, the 2026 Convertible Senior Notes and the Series C Preferred Stock, as follows:

Exercise of stock options	6,199,432
Vesting of restricted stock units	1,695,212
Conversion of Series C Preferred Stock	6,576,346
Conversion of 2026 Convertible Senior Notes	1,583,280
Total shares of common stock reserved for future issuances	16,054,270

Note 15. Stock-Based Compensation

Stock Options

During the three and nine months ended September 30, 2026 and 2025, we granted stock options at exercise prices equal to or higher than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	September 30,
	2026	2025
Expected life (years)	3.8 - 5.0	3.7 - 4.8
Risk-free interest rate	3.8% - 4.7%	3.6% - 4.0%
Volatility	71.6% - 80.3%	74.4% - 82.9%
Dividend yield	0%	0%

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

Total stock-based compensation expense related to all of our share-based payment awards is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$391	$445	$1,266	$1,428
Selling, general and administrative	1,754	1,878	5,278	5,602
Engineering and development	201	203	599	605
	$2,346	$2,526	$7,143	$7,635

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price/Share	Term (Years)	Value (1)
Outstanding — December 31, 2025	5,699,444	$16.73	—	—
Granted (weighted-average fair value of $5.38 per share)	1,157,168	9.25	—	—
Exercised	(407,933)	3.42	—	—
Forfeited	(172,718)	18.98	—	—
Expired	(76,529)	20.72	—	—
Outstanding — September 30, 2026	6,199,432	$16.10	3.6	$31,021
Vested (exercisable) — September 30, 2026	4,863,045	$17.92	2.9	$20,311
Expected to vest after September 30, 2026 (unexercisable)	1,336,387	$9.49	6.1	$10,710
(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company’s common stock on September 30, 2026 (the last trading day of the quarter), which was $17.40 per share.

Total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $2.9 million and $2.3 million, respectively.

As of September 30, 2026, there was unrecognized compensation expense of $7.2 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.9 years.

As of September 30, 2026, the Company had 4,765,586 shares available for future awards under the Cryoport Inc. 2018 Omnibus Equity Incentive Plan.

Restricted Stock Units

A summary of our restricted stock unit activity is as follows:

		Weighted Average
	Number of Restricted	Fair Value per
	Stock Units	Share
Outstanding — December 31, 2025	1,083,194	$11.45
Granted	1,146,126	8.47
Share issuance	(427,306)	13.67
Forfeited	(106,802)	9.51
Expired	—	—
Outstanding — September 30, 2026	1,695,212	$9.00

For the three months ended September 30, 2026 and 2025, we recorded stock-based compensation expense on our issued restricted stock units of $1.5 million and $1.6 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded stock-based compensation expense on our issued restricted stock units of $4.5 million and $5.2 million, respectively. As of September 30, 2026, there was unrecognized compensation expense of $12.3 million related to unvested restricted stock units, which we expect to recognize over a weighted average period of 2.8 years.

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

Information about our segments is as follows (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total	Life Sciences Services	Life Sciences Products	Total
Revenue from external customers [1]	$29,301	$20,919	$50,220	$25,497	$18,736	$44,233	$84,951	$62,038	$146,989	$74,528	$56,199	$130,727
Intersegment revenue	658	258	916	230	86	316	1,602	1,539	3,141	679	593	1,272
	29,959	21,177	51,136	25,727	18,822	44,549	86,553	63,577	150,130	75,207	56,792	131,999
Reconciliation of revenue
Elimination of intersegment revenue			(916)			(316)			(3,141)			(1,272)
Total consolidated revenue			50,220			44,233			146,989			130,727

Less:
Cost of revenue [1,2,3]	7,310	9,000		7,014	7,227		20,646	27,397		20,854	22,694
Employee related expenses	14,606	6,173		13,209	5,714		45,401	18,189		39,386	16,776
Engineering and development expense [4,5]	243	561		793	766		710	1,482		2,706	1,735
Rent	1,820	118		1,977	192		5,688	463		5,674	565
Other segment items [6]	3,597	1,557		1,134	1,421		10,170	4,318		7,525	3,999
Adjusted EBITDA for reportable segments	$2,383	$3,768	$6,151	$1,600	$3,502	$5,102	$3,938	$11,728	$15,666	$(938)	$11,023	$10,085

Corporate overhead costs			(5,048)			(5,751)			(14,799)			(14,467)
Depreciation and amortization expense			(6,467)			(6,415)			(19,458)			(18,798)
Acquisition and integration costs			(25)			(38)			(25)			(69)
Cost reduction initiatives			(857)			(160)			(997)			(642)
Investment income			3,027			3,402			9,249			6,441
Unrealized gain (loss) on investments			(4,171)			655			(6,064)			(620)
Foreign currency loss			(380)			(274)			(1,485)			(2,521)
Interest expense, net			(517)			(526)			(1,467)			(1,727)
Stock-based compensation expense			(2,346)			(2,526)			(7,143)			(7,635)
Change in fair value of contingent consideration			(25)			-			(67)			5,178
Income taxes			(194)			(165)			(807)			(673)
Other unallocated expenses			-			-			(1,142)			-
Loss from continuing operations			$(10,852)			$(6,696)			$(28,539)			$(25,448)

(1) Life Sciences Services segment includes immaterial revenue from external customers and cost of revenue associated with Life Sciences Products revenue and Life Sciences Products cost of products revenue, respectively.

(2) Cost of revenue is exclusive of employee related expenses of $7.7 million and $5.9 million, depreciation and amortization of $2.2 million and $2.1 million, stock-based compensation of $0.4 million and $0.4 million, and rent of $0.6 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively.

(3) Cost of revenue is exclusive of employee related expenses of $23.2 million and $19.7 million, depreciation and amortization of $6.8 million and $6.2 million, stock-based compensation of $1.2 million and $1.5 million, and rent of $1.8 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.

(4) Engineering and development expense is exclusive of employee related expenses of $3.2 million and $2.7 million, stock-based compensation of $0.2 million and $0.2 million, and depreciation and amortization of $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively.

(5) Engineering and development expense is exclusive of employee related expenses of $9.6 million and $7.4 million, depreciation and amortization of $0.4 million and $0.3 million, and stock-based compensation of $0.6 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS:

This Quarterly Report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In some cases, you can identify these statements by terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity”, or similar words which are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Reference is made in particular to forward-looking statements regarding our expectations about future business plans, new products or services, regulatory approvals, strategies, development timelines, prospective financial performance and opportunities, including long-term revenue opportunities from our support of commercial therapies; acquisition plans and strategies, including expectations about future benefits of our acquisitions and our ability to successfully integrate those businesses; expectations about future benefits relating to the CRYOPDP divestiture and strategic partnership with DHL (as defined in this Quarterly Report); liquidity and capital resources; assumptions relating to the impairment of assets; plans relating to any repurchase of our common stock and/or convertible notes; projected trends in the markets in which we operate, including the anticipated expansion of the cell and gene therapy market; expectations relating to current supply chain impacts, tariffs, and other trade restrictions; inflationary pressures and the effect of foreign currency fluctuations; anticipated regulatory filings or approvals with respect to the products of our clients; expectations about securing and managing strategic relationships with global couriers or large clinical research organizations; plans and expectations regarding the potential or benefits of our existing and future products and technologies; our future capital needs and ability to raise capital on favorable terms or at all; results of our research and development efforts; and approval of our patent applications.

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

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated balance sheet as of September 30, 2026 (unaudited) and the consolidated balance sheet as of December 31, 2025 (audited) and the related unaudited condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025 and the related notes thereto (see Part I, Item 1. Financial Statements), as well as the audited consolidated financial statements of the Company for the years ended December 31, 2025, 2024 and 2023, included in the Company’s 2025 Annual Report.

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

Over the past several years, we have established ourselves as a leading provider of temperature-controlled supply chain solutions supporting the clinical development, commercialization, and ongoing growth of cell and gene therapies globally. As of September 30, 2026, we supported 788 clinical trials, including 99 in Phase 3, and 23 commercial therapies. We believe regenerative medicine and other advanced therapies that successfully progress through the clinical development process and obtain regulatory approval represent a significant long-term revenue opportunity for the Company. These therapies typically require comprehensive, temperature-controlled supply chain solutions and related services not only to support their initial commercial launch, but also to sustain ongoing operations and accommodate increasing demand as they expand into new markets, reach more patients, and scale production. Our established relationships with customers during the clinical development phase, together with our track record of innovation, reliability, and responsiveness to evolving customer needs, position us to retain and grow our involvement with these programs throughout their commercial lifecycles. Revenue generated from our support of commercial therapies (“Commercial Cell and Gene Therapy revenue”) currently consists of BioLogistics Solutions revenue, BioServices revenue, and Life Sciences Products revenue.

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

Impact of Inflation

Inflation primarily affects our cost structure through increased raw material prices (specifically stainless steel and aluminum used in our Life Sciences Products segment), elevated specialized freight and logistics expenses, and labor costs. While historical inflation has not had a material adverse impact on our consolidated operating results, sustained price increases could impact gross margins if we are unable to fully pass cost increases to customers through annual contract price adjustments or offset them through manufacturing efficiencies.

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

Results of Operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Life Sciences Services revenue	$28,564	$24,258	$4,306	17.8%
Life Sciences Products revenue	21,656	19,975	1,681	8.4%
Total revenue	50,220	44,233	5,987	13.5%

Cost of services revenue	(14,181)	(12,201)	(1,980)	16.2%
Cost of products revenue	(12,205)	(10,707)	(1,498)	14.0%
Total cost of revenue	(26,386)	(22,908)	(3,478)	15.2%

Gross margin	23,834	21,325	2,509	11.8%

Selling, general and administrative	(27,904)	(26,734)	(1,170)	4.4%
Engineering and development	(4,734)	(4,523)	(211)	4.7%
Investment income	3,027	3,402	(375)	(11.0%)
Interest expense, net	(517)	(526)	9	(1.7%)
Other income (expense), net	(4,364)	525	(4,889)	(931.2%)
Provision for income taxes	(194)	(165)	(29)	17.6%

Loss from continuing operations	(10,852)	(6,696)	(4,156)	62.1%
Loss from discontinued operations, net	—	(247)	247	(100.0%)
Net loss	$(10,852)	$(6,943)	$(3,909)	56.3%
Paid-in-kind dividend on Series C convertible preferred stock	(2,000)	(2,000)	—	—
Net loss attributable to common stockholders	$(12,852)	$(8,943)	$(3,909)	43.7%

Total revenue by type (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
BioLogistics Solutions	$22,522	$19,428	$3,094	15.9%
BioStorage/BioServices	6,042	4,830	1,212	25.1%
Life Sciences Services	28,564	24,258	4,306	17.8%
Life Sciences Products	21,656	19,975	1,681	8.4%
Total revenue	$50,220	$44,233	$5,987	13.5%

Revenue. Revenue increased by $6.0 million, or 13.5%, from $44.2 million to $50.2 million for the three months ended September 30, 2026, as compared to the same period in 2025.

Revenue by type

Life Sciences Services revenue increased by $4.3 million, or 17.8%, from $24.3 million to $28.6 million for the three months ended September 30, 2026, as compared to the same period in 2025. This increase was driven by year-over-year growth in BioLogistics Solutions revenue and BioStorage/BioServices revenue of 15.9% and 25.1%, respectively, demonstrating strong demand for our services offerings. Commercial Cell and Gene Therapy revenue included in Life Sciences Services revenue increased by $2.2 million, or 29.0%, from $7.4 million to $9.6 million for the three months ended September 30, 2026, as compared to the prior year period, and included BioLogistics and BioStorage/BioServices revenue of $9.0 million and $0.6 million, respectively, compared to $7.4 million and $0, respectively, in the prior year period. We also continued to gain clinical trial market share with Cryoport supporting a total of 788 clinical trials globally at September 30, 2026, of which 99 of these clinical trials were in phase 3, representing an overall increase of 43 clinical trials from 745 clinical trials at September 30, 2025. Revenue from the support of CGT clinical trials included in Life Sciences Services revenue was $13.4 million for the three months ended September 30, 2026, representing a 15.5% year-over-year increase from $11.6 million in the prior year period. Our Company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell and gene therapies and our future growth.

Life Sciences Products revenue increased by $1.7 million, or 8.4%, from $20.0 million to $21.7 million for the three months ended September 30, 2026, as compared to the same period in 2025. Life Sciences Products revenue was primarily driven by demand from customers in the Americas region. Commercial Cell and Gene Therapy revenue included in Life Sciences Products revenue was $0.4 and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. Revenue from the support of CGT clinical trials included in Life Sciences Products revenue was $0.3 million for each of the three months ended September 30, 2026 and 2025.

Gross margin and cost of revenue. Gross margin for the three months ended September 30, 2026 was 47.5% of total revenue, as compared to 48.2% of total revenue for the three months ended September 30, 2025. Cost of total revenue increased by $3.5 million, or 15.2%, to $26.4 million for the three months ended September 30, 2026, as compared to $22.9 million in the same period in 2025.

Gross margin for our Life Sciences Services revenue was 50.4%, as compared to 49.7% for the three months ended September 30, 2025. Our cost of services revenue was primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 43.6%, as compared to 46.4% for the three months ended September 30, 2025. Life Sciences Products revenue, related cost of revenue and resulting gross margins were primarily driven by our MVE Biological Solutions (“MVE”) business. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. Cost of products revenue also included shop supplies, facility maintenance costs and depreciation expense related to manufacturing assets. The decrease in gross margin was primarily attributable to a shift in product mix toward lower-margin aluminum dewars, reflecting increased demand from MVE’s Animal Health customers, and favorable manufacturing cost adjustments recognized in the prior year period that did not recur in the current period.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent, and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $1.2 million, or 4.4%, as compared to the same period in 2025. This increase was primarily driven by increases of $0.7 million in cost reduction initiatives, $0.2 million in marketing costs, and $0.1 million in travel expenses.

Engineering and development expenses. Engineering and development expenses increased by $0.2 million, or 4.7%, for the three months ended September 30, 2026, as compared to the same period in 2025. We continue to invest in enhancing and expanding the capabilities of our Cryoport Express®, Cryoport ELITE™ Solutions and broader portfolio of temperature-controlled services, as well as in advancing our digital and information strategy, including the deployment of generative artificial intelligence (AI). These initiatives are focused on enabling the safe, reliable, and efficient transport and storage of life sciences commodities through innovative, technology-driven solutions.

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

Investment income. Investment income decreased by $0.4 million for the three months ended September 30, 2026, as compared to the prior year period.

Interest expense. Interest expense remained substantially unchanged for the three months ended September 30, 2026, as compared to the prior year period.

Other income (expense), net. Other income (expense), net decreased by $4.9 million for the three months ended September 30, 2026, as compared to the prior year period. This was primarily due to an increase of $4.8 million in short-term investment net unrealized losses and an increase of $0.1 million related to foreign currency losses.

Provision for income taxes. The provision for income taxes remained substantially unchanged for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, resulting in effective tax rates of negative 1.8% and negative 2.5%, respectively. The increase in tax expense and the increase in the effective tax rate for the three months ended September 30, 2026, as compared to the prior year is primarily due to a larger pretax loss. The effective tax rate of negative 1.8% for the three months ended September 30, 2026, differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Loss from discontinued operations, net of income tax decreased by $0.2 million for the three months ended September 30, 2026, as compared to the same period in 2025, due to adjustments to the gain on sale of the CRYOPDP business in the prior year period.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025:

The following table summarizes certain information derived from our unaudited condensed consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Life Sciences Services revenue	$83,431	$71,492	$11,939	16.7%
Life Sciences Products revenue	63,558	59,235	4,323	7.3%
Total revenue	146,989	130,727	16,262	12.4%

Cost of services revenue	(41,936)	(36,570)	(5,366)	14.7%
Cost of products revenue	(36,482)	(32,814)	(3,668)	11.2%
Total cost of revenue	(78,418)	(69,384)	(9,034)	13.0%

Gross margin	68,571	61,343	7,228	11.8%

Selling, general and administrative	(83,535)	(75,543)	(7,992)	10.6%
Engineering and development	(13,493)	(12,575)	(918)	7.3%
Investment income	9,249	6,441	2,808	43.6%
Interest expense, net	(1,467)	(1,727)	260	(15.1%)
Other expense, net	(7,057)	(2,714)	(4,343)	160.0%
Provision for income taxes	(807)	(673)	(134)	19.9%

Loss from continuing operations	(28,539)	(25,448)	(3,091)	12.1%
Income (loss) from discontinued operations, net	(1,112)	115,393	(116,505)	(101.0%)
Net income (loss)	$(29,651)	$89,945	$(119,596)	(133.0%)
Paid-in-kind dividend on Series C convertible preferred stock	(6,000)	(6,000)	—	—
Net income (loss) attributable to common stockholders	$(35,651)	$83,945	$(119,596)	(142.5%)

Total revenue by type (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
BioLogistics Solutions	$66,549	$57,832	$8,717	15.1%
BioStorage/BioServices	16,882	13,660	3,222	23.6%
Life Sciences Services	83,431	71,492	11,939	16.7%
Life Sciences Products	63,558	59,235	4,323	7.3%
Total revenue	$146,989	$130,727	$16,262	12.4%

Revenue. Revenue increased by $16.3 million, or 12.4%, from $130.7 million to $147.0 million for the nine months ended September 30, 2026, as compared to the same period in 2025.

Revenue by type

Life Sciences Services revenue increased by $11.9 million, or 16.7%, from $71.5 million to $83.4 million for the nine months ended September 30, 2026, as compared to the same period in 2025. This increase was driven by year-over-year growth in BioLogistics Solutions revenue and BioStorage/BioServices revenue of 15.1% and 23.6%, respectively, demonstrating strong demand for our services offerings. Commercial Cell and Gene Therapy revenue included in Life Sciences Services revenue increased by $5.6 million, or 25.3%, from $22.1 million to $27.7 million for the nine months ended September 30, 2026, as compared to the prior period, and included BioLogistics and BioStorage/BioServices revenue of $26.0 million and $1.7 million, respectively, compared to $22.1 million and $0, respectively, in the prior period. We also continued to gain clinical trial market share with Cryoport supporting a total of 788 clinical trials globally at September 30, 2026, of which 99 of these clinical trials were in phase 3, representing an overall increase of 43 clinical trials from 745 clinical trials at September 30, 2025. Revenue from the support of CGT clinical trials included in Life Sciences Services revenue was $39.4 million for the nine months ended September 30, 2026, representing a 16.2% year-over-year increase from $33.9 million in the prior year period. Our Company continues to lead the way in providing advanced temperature-controlled supply chain solutions designed to support the development of cell and gene therapies and our future growth.

Life Sciences Products revenue increased by $4.4 million, or 7.3%, from $59.2 million to $63.6 million for the nine months ended September 30, 2026, as compared to the same period in 2025. Life Sciences Products revenue consists primarily of revenue from our portfolio of cryogenic stainless-steel freezers, aluminum dewars and related ancillary equipment used in the storage and transport of life sciences commodities, which includes the rapidly growing Cell and Gene Therapy market through a global network of distributors and direct client relationships. Life Sciences Products revenue was primarily driven by demand from customers in the EMEA and APAC regions and strong demand from Animal Health customers in the Americas. Commercial Cell and Gene Therapy revenue included in Life Sciences Products revenue was $0.8 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue from the support of CGT clinical trials included in Life Sciences Products revenue was $0.6 and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Gross margin and cost of revenue. Gross margin for the nine months ended September 30, 2026 was 46.7% of total revenue, as compared to 46.9% of total revenue for the nine months ended September 30, 2025. Cost of total revenue increased by $9.0 million to $78.4 million for the nine months ended September 30, 2026, as compared to $69.4 million in the same period in 2025.

Gross margin for our Life Sciences Services revenue was 49.7%, as compared to 48.8% for the nine months ended September 30, 2025. Our cost of services revenue was primarily comprised of freight charges, payroll and associated expenses related to our global logistics and supply chain centers, depreciation expenses of our Cryoport Express® Shippers and supplies and consumables used for our solutions.

Gross margin for our Life Sciences Products revenue was 42.6%, as compared to 44.6% for the nine months ended September 30, 2025. Our cost of products revenue was primarily comprised of materials, direct and indirect labor, inbound freight charges, purchasing and receiving, inspection, and distribution and warehousing of inventory. Cost of products revenue also included shop supplies, facility maintenance costs and depreciation expense related to manufacturing assets. The decrease in gross margin was primarily attributable to a shift in product mix toward lower-margin aluminum dewars, reflecting increased demand from MVE’s Animal Health customers.

Selling, general and administrative expenses. SG&A expenses include the costs associated with selling our services and products, costs required to support our marketing efforts including legal, accounting, patent and shareholder services, amortization of intangible assets and other administrative functions.

SG&A expenses increased by $8.0 million, or 10.6%, as compared to the same period in 2025. This increase was primarily driven by the release of contingent consideration of $5.2 million in the first quarter of 2025 that did not recur in 2026, and increases of $1.3 million in wages and associated employee costs, $0.3 million in marketing costs, $0.3 million in cost reduction initiatives, and $0.2 million in travel expenses.

Engineering and development expenses. Engineering and development expenses increased by $0.9 million, or 7.3%, for the nine months ended September 30, 2026, as compared to the same period in 2025. We continue to invest in enhancing and expanding the capabilities of our Cryoport Express®, Cryoport ELITE™ Solutions, and broader portfolio of temperature-controlled services, as well as in advancing our digital and information strategy, including the deployment of generative artificial intelligence (AI). These initiatives are focused on enabling the safe, reliable, and efficient transport and storage of life sciences commodities through innovative, technology-driven solutions.

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

Investment income. Investment income increased by $2.8 million for the nine months ended September 30, 2026, as compared to the prior year.

Interest expense. Interest expense decreased by $0.3 million for the nine months ended September 30, 2026, as compared to the prior year.

Other expense, net. Other expense, net increased by $4.3 million for the nine months ended September 30, 2026, as compared to the prior year. This was primarily due to an increase of $5.4 million in short-term investment net unrealized losses, which was partially offset by a decrease of $1.0 million related to foreign currency losses.

Provision for income taxes. The provision for income taxes increased by $0.1 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, resulting in effective tax rates of negative 2.9% and negative 2.7%, respectively. The increase in tax expense and decrease in the effective tax rate for the nine months ended September 30, 2026, as compared to the prior year is primarily due to lower taxable foreign earnings. The effective tax rate of negative 2.9% for the nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance that we maintain against our deferred tax assets, income earned by certain foreign subsidiaries being taxed at different rates than the U.S. federal statuary rate, and excess tax benefits associated with share-based compensation.

Paid-in-kind dividend on Series C convertible preferred stock. The paid-in-kind dividend relates to the private placement of Series C Preferred Stock with Blackstone.

Discontinued operations. Income (loss) from discontinued operations, net of income tax decreased by $116.5 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due to the gain on sale of the CRYOPDP business recorded in discontinued operations in the second quarter of 2025.

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

Cryoport, Inc. and Subsidiaries

Adjusted EBITDA from Continuing Operations Reconciliation

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
GAAP loss from continuing operations	$(10,852)	$(6,696)	$(28,539)	$(25,448)
Non-GAAP adjustments to loss:
Depreciation and amortization expense	6,467	6,415	19,458	18,798
Acquisition and integration costs	25	38	25	69
Cost reduction initiatives	857	160	997	642
Investment income	(3,027)	(3,402)	(9,249)	(6,441)
Unrealized (gain) loss on investments	4,171	(655)	6,064	620
Foreign currency loss	380	274	1,485	2,521
Interest expense, net	517	526	1,467	1,727
Stock-based compensation expense	2,346	2,526	7,143	7,635
Change in fair value of contingent consideration	25	—	67	(5,178)
Income taxes	194	165	807	673
Other adjustments	—	—	1,142	—
Adjusted EBITDA from continuing operations	$1,103	$(649)	$867	$(4,382)

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash and cash equivalents of $279.2 million, short-term investments of $113.9 million and working capital of $232.5 million. The Company intends to use a portion of its existing cash, cash equivalents, and short-term investments to repay the $186.2 million principal amount of its outstanding 0.75% Convertible Senior Notes due in 2026 (the “2026 Convertible Senior Notes”) upon maturity in December 2026. Following this repayment, the Company expects to retain substantial liquidity to support its ongoing operations and strategic priorities. We expect to continue to incur significant expenses and operating losses in the near term as we invest in new supply chain initiatives, geographic expansion, and technology to support anticipated growth. Historically, we have financed our operations primarily through sales of equity securities and debt instruments.

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

Cash flows summary

	For the Nine Months Ended September 30,
	2026	2025	$ Change

	(in thousands)
Operating activities	$10,080	$(9,499)	$19,579
Investing activities	17,070	250,267	(233,197)
Financing activities	954	(18,921)	19,875
Effect of exchange rate changes on cash and cash equivalents	581	(11,325)	11,906
Net increase (decrease) in cash and cash equivalents	$28,685	$210,522	$(181,837)

Operating activities

For the nine months ended September 30, 2026, our cash provided by operating activities of $10.1 million reflects the net loss of $29.7 million offset by non-cash expenses of $37.9 million primarily comprised of $19.5 million of depreciation and amortization, $7.1 million of stock-based compensation, $4.1 million on unrealized loss on investments in equity securities, $3.3 million of non-cash operating lease expense, and a loss on available-for-sale investments of $2.0 million. Also contributing to the cash impact of our net operating loss, excluding non-cash items was a decrease in prepaid expenses and other current assets of $3.2 million, an increase in accrued compensation and related expenses of $1.8 million, and an increase in accounts payable and other accrued expenses of $1.6 million, which were partially offset by an increase in accounts receivable of $3.0 million, and a decrease in operating lease liabilities of $3.0 million.

Investing activities

Net cash provided by investing activities of $17.1 million during the nine months ended September 30, 2026 was primarily due to the proceeds from the maturity of short-term investments of $43.0 million, which were partially offset by facility expansions (including leasehold improvements, furniture and equipment) and additional purchases of Cryoport Express® Shippers, Smart Pak IITM Condition Monitoring Systems, freezers and computer equipment for $24.3 million.

Financing activities

Net cash provided by financing activities totaled $1.0 million during the nine months ended September 30, 2026, primarily comprised of proceeds of $1.4 million from the exercise of stock options, which were partially offset by the repayment of lease liabilities of $0.3 million.

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

There were no repurchases of the 2026 Convertible Senior Notes during the nine months ended September 30, 2026 and 2025.

There were no shares of common stock repurchased during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company purchased 1,111,614 shares of its common stock under the Repurchase Programs at an average price of $7.18 per share, for an aggregate purchase price of $8.0 million. These shares were returned to the status of authorized but unissued shares of common stock. All share repurchases were made using cash resources and are reported in the period based on the settlement date of the applicable repurchase.

As of September 30, 2026, the Company has approximately $186.2 million in aggregate principal amount of the 2026 Convertible Senior Notes outstanding and has approximately $63.9 million of repurchase authorization available under the 2024 Repurchase Program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our short-term and long-term debt. Our short-term and long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing when interest rates are declining and declining when interest rates are increasing. We invest our excess cash in high investment grade money market funds and investment grade short to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2026, the estimated fair value of the 2026 Convertible Senior Notes was $184.4 million. For additional information about the 2026 Convertible Senior Notes, see Note 11 – Convertible Senior Notes in our accompanying condensed consolidated financial statements.

Foreign Exchange Risk

We operate in the United States and other foreign countries, which creates exposure to foreign currency exchange fluctuations. Net sales and related expenses generated from our international business are primarily denominated in the functional currencies of the corresponding subsidiaries and primarily include Euros, British Pounds, and Chinese Yuan. The results of operations of, and certain of our intercompany balances associated with, our internationally focused business are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, revenue and other operating results may differ materially from expectations and we may record material gain or losses on the remeasurement of intercompany balances. For example, for the nine months ended September 30, 2026, revenue from our international business, which accounted for 18% of our consolidated revenue, increased by $1.2 million in comparison with the same period in the prior year as a result of fluctuations in foreign exchange rates. The impact of fluctuations in foreign exchange rates is derived by applying the average currency rates for the same period of the prior year to the current period revenue.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents. Based on the foreign-denominated cash balance as of September 30, 2026 of $27.6 million, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.4 million, $2.8 million, and $5.5 million, respectively, recorded to “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

We have foreign exchange risk related to our long and short-term foreign-denominated intercompany loan balances. Based on the short-term intercompany loan balances as of September 30, 2026, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $2.4 million, $4.8 million, and $9.6 million, respectively, reported as “Other income (expense), net”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

On August 11, 2026, Mr. Jerrell Shelton, a member of our Board of Directors and our Chairman, President, and Chief Executive Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that was originally adopted on May 11, 2026, covered the potential sale of up to 500,000 shares of our common stock, and would have terminated on the earlier of March 12, 2027 or the date all shares subject to the plan had been sold.

No other director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended, during the three months ended September 30, 2026.

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

Dated: November 5, 2026

	By:	/s/ Jerrell W. Shelton
Jerrell W. Shelton
President and Chief Executive Officer

Dated: November 5, 2026

	By:	/s/ Robert S. Stefanovich
Robert S. Stefanovich
Chief Financial Officer